Form 10-K
MAUI LAND & PINEAPPLE CO INC
filed 1995-03-31
CIK 63330

                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                   Commission file number   0-4674

                  MAUI LAND & PINEAPPLE COMPANY, INC.
        (Exact name of registrant as specified in its charter)

              HAWAII                             99-0107542
(State or other jurisdiction                  (IRS Employer Identification
 of incorporation or organization)                      Number)

          P.O. Box 187
          120 Kane Street
         KAHULUI, MAUI, HAWAII                       96732-0187
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (808)877-3351

Securities registered pursuant to Section 12(g) of the Act:
                                Common Stock, without Par Value
                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, as of February 3, 1995, of the voting stock held by nonaffiliates of the registrant: $53,714,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at February 3, 1995
      Common Stock,
   without Par Value                         1,797,125 Shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 1994 Annual Report to Stockholders.
Part III -- Portions of the Proxy Statement, dated March 31, 1995.
Exhibit Index--pages 16-17.

PART I

Item 1.  Business
(a)   General
      Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a land-holding and operating parent company as well as its principal wholly-owned subsidiaries, Maui Pineapple Company, Ltd., Kapalua Land Company, Ltd., Kapalua Investment Corp., Kapalua Waste Treatment Company, Ltd., Kapalua Water Company, Ltd. and Honolua Plantation Land Company, Inc. Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. are the major operating subsidiaries. The Company, as used herein, refers to the parent and all of its subsidiaries.

(b)   Financial Information About Industry Segments
      The information set forth under Note 16 to Consolidated Financial Statements on page 18 of the Maui Land & Pineapple Company, Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

(c)   Narrative Description of Business
      The Company's principal activities are Pineapple, Resort and Commercial & Property.
(1)   Pineapple
      In 1994 pineapple recorded an $867,000 operating loss. After allocations for interest and corporate expenses, the total loss was $4.4 million. This was a significant improvement over 1993 financial results and was primarily a result of severe cost cutting in operations.
      Due to the continuing worldwide oversupply of canned pineapple, the marketplace for canned pineapple did not improve. Imports of canned pineapple, although lower than in 1993, remained at high levels. This has put extreme downward pressure on the Company's case sales volume and pricing structure. Case sales volume was down 7% from 1993 and pricing was at the same low level as 1993.
      The retail and institutional categories are the areas of the business most seriously affected by imports. Case sales volume for fruit and juice was down 11% from 1993 and pricing was flat in both categories. Sales to the government, export sales and juice concentrate, however, recorded increases in case volume of 35%, 12% and 8%, respectively. Prices in government and export sales remained flat, while concentrate prices improved slightly from 1993 levels.

      Our Jet Fresh program to the U.S. mainland showed growth and made a positive income contribution for 1994. Case sales increased by 10% and total revenues grew 7% from 1993. Local fresh fruit sales posted a 7% increase in revenues.
      In June of 1994 Maui Pineapple Company, Ltd., along with the International Longshoremen's and Warehousemen's Union, filed an anti-dumping petition with the International Trade Commission. The petition alleged that Thai canned pineapple producers were breaking U.S. and international trade laws by selling in the U.S. below their production costs. This below cost pricing resulted in extremely low prices in 1993 and 1994, which greatly affected our Company, its employees, stockholders and the companies with whom we do business. Preliminary decisions in the Company's favor have been made by the International Trade Commission and the U.S. Department of Commerce for both injury and anti-dumping duties.
By May of 1995 the Company expects to receive final decisions on injury and anti-dumping duties.
      Looking forward to 1995 we continue to see an extremely competitive market, regardless of the anti-dumping petition outcome. The Company has changed its strategic direction to further reduce its exposure to oversupply because of lower cost foreign producers. This change of strategy involves entry into new business segments, product line additions, strategic alliances, and improved customized product packaging capabilities to meet niche business opportunities in the marketplace where we enjoy a competitive advantage. In 1994 we made substantial progress in identifying these opportunities. We are preparing for entry into these new markets in 1995. Financial and volume objectives for these new business opportunities are modest in our 1995 plan.
      In 1994 we increased our emphasis on marketing. Our gaol is a transition from trade-oriented marketing to a trade and consumer-oriented marketing. Modest consumer advertising efforts were successful in 1994.
We plan to expand consumer-oriented advertising in 1995. The focal point of all our marketing activities will be our "100% Hawaiian U.S.A." message.
      Maui Pineapple Company, Ltd. is the operating subsidiary for pineapple. It owns and operates fully-integrated facilities for the production of pineapple products.
      Pineapple is cultivated on two company-operated plantations on Maui which provided approximately 75% of the fruit processed in 1994. The balance of fruit processed was purchased from independent growers, a substantial portion of which is from Wailuku Agribusiness Co., Inc. under long-term contract. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
      Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice, and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant. Warehouses are maintained at the cannery site for inventory purposes.
      The Company sells pineapple products under buyers' labels principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of its pineapple products is marketed through food brokers. Maui Pineapple Company, Ltd. is the sole supplier of private label, 100% Hawaiian canned pineapple products to United States supermarkets. In 1994, approximately 20 domestic customers accounted for about 51% of pineapple sales. Export sales, chiefly to Japan, Canada and Western Europe, amounted to approximately 6.2%, 5.2% and 7.1% of total pineapple sales in 1994, 1993 and 1992, respectively. Sales to the U.S.
government amounted to approximately   11.8%, 8.5% and 8.7% of total
pineapple sales in 1994, 1993 and 1992, respectively. The Company's pineapple sales office is in Concord, California.
      As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products are shipped directly from Hawaii to its customers.
      The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies which produce sizable quantities of pineapple, a significant portion of which is produced in the Philippines. Producers in other foreign countries (particularly Thailand) are also a major source of competition. Although foreign production has the advantage of lower hourly labor costs, the Company is able to maintain its market position through other production and shipping cost advantages, and by producing high quality canned products. Other canned fruits and fruit juices are also a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
      To grow and harvest its crops and operate its cannery, the Company employed approximately 1,000 year-round employees and hired approximately 550 seasonal workers in 1994.

(2)   Resort
      Kapalua resort had a loss, before allocated interest and corporate expenses, of $2.2 million in 1994 compared to a loss of $1.6 million in 1993. Increased losses from development-related activities more than offset substantial profit improvement from Kapalua's on-going resort operations.
      Development activities, in total, showed a loss of $5 million in 1994 compared to a loss of $1.6 million the year before. Most of this increase was from Kaptel Associates, The Ritz-Carlton Kapalua hotel joint venture. The loss allocation increased in 1994 because there were no loss allocations to the Company until the last quarter of 1993. The Ritz-Carlton Kapalua reported significantly improved profits from operations in 1994 as compared to 1993; however, debt service continued to result in substantial losses and cash flow deficits.
      In February and March 1995, Kaptel was only able to make partial payment on its debt service. The lenders have notified Kaptel that partial payment constituted an event of default, but as of March 15, 1995, the lenders have not accelerated the loan. The Kaptel partners are presently attempting to work with the lenders to restructure the hotel financing. At this stage the resolution of this situation cannot be predicted. See Note
3 to Consolidated Financial Statements in Maui Land & Pineapple Company, Inc. 1994 Annual Report to shareholders.
      Resorts on-going operations posted a profit of $2.8 million for 1994, an increase of over $3 million from the loss in 1993. Cash flow from resort operations increased in 1994 to a positive $4.4 million.
      Improved financial performance in 1994 was helped only slightly by better market conditions in both the visitor industry and resort real estate markets. After three consecutive years of decline, the visitor industry reported a 5% increase in the number of total visitors to Hawaii with both the eastbound and westbound markets showing single digit growth. Average hotel occupancy for Hawaii increased 6% last year with Maui showing the strongest growth of any island. Both the visitor industry and real estate markets, however, are just beginning to recover and remain well below their peak levels of four years ago.
      Resort occupancy at Kapalua increased for the second consecutive year to just over 56%. This was well below the average occupancy for Maui, primarily because the resort is competing in the over-supplied luxury hotel market.
      Most of the 1994 profit improvement in operations came from internal efforts to reduce costs throughout the Company and to develop new revenues. More than half of this improvement came from recreation and retail activities with the largest single increase from the new resort membership program called The Kapalua Club. Revenues for golf, tennis and merchandise sales increased less than 2% in 1994. Unusually wet and windy weather during our busy season resulted in lower golf and tennis play.
      The Kapalua Villas, our short-term rental operations, produced its first profit from a 17% increase in gross revenues and a 22% increase in the number of villas in the rental program. Kapalua Realty had its best year since the downturn in the real estate market four years ago. Total resale volume more than doubled and the net loss was reduced by over $100,000.
      The Kapalua resort development is a destination resort community in West Maui. The resort borders the ocean and includes two hotels, 528 condominium units, three residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot commercial shopping center, restaurants, a water utility and a waste transmission utility.
      Kapalua Land Company, Ltd. is the developer of the Kapalua resort. It operates the golf and tennis facilities, the commercial shopping center, a short-term vacation rental program (The Kapalua Villas) and certain retail outlets in the resort. It is the provider of certain services to the resort including shuttle, security and the maintenance of common areas. Kapalua Land Company, Ltd. also receives rental income from the lease of certain properties to third parties.
      Kapalua Realty Company, Ltd. (a wholly-owned subsidiary of Kapalua Land Company, Ltd.) is a general brokerage real estate company located within the resort. Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. (wholly-owned subsidiaries of the Company) are public utilities providing water and waste transmission services to the Kapalua resort.

      Kapalua Land Company, Ltd. and Rolfing Partners formed a joint venture in November of 1988 to finance and develop the third 18-hole golf course and Plantation Estate Phase I and Phase II, two residential development projects at Kapalua. Five lots in Plantation Estates Phase I and allocated planning and offsite costs related to Plantation Estates Phase II, remain in inventory at December 31, 1994.
      Kapalua Investment Corp. (a wholly-owned subsidiary of the Company), Maui Hotels (a subsidiary of The Ritz-Carlton Hotel Company) and NI Hawaii Resort, Inc. (a subsidiary of Nissho Iwai Corp.) are the general partners of Kaptel Associates. The partnership is the owner of The Ritz-Carlton Kapalua hotel which opened in October of 1992. The partnership is leasing the 36-acre hotel site from the Company under a long-term lease.
      The Kapalua resort faces substantial competition from existing and planned resort developments throughout Hawaii and the world. Kapalua is adjacent to the Napili resort area and is approximately five miles from the Kaanapali resort area.
      The Company employed approximately 360 employees in its resort operations at December 31, 1994.

(3)   Commercial & Property
      The Company's commercial & property business segment produced substantially lower revenues and operating profits in 1994 compared to 1993. Revenues decreased from $13.6 million to $10.6 million in 1994 and operating profits decreased by $3.7 million from $9.1 million in 1993 to $5.4 million in 1994. The decreases result primarily from lower revenues from land sales and from proceeds of a condemnation which were included in revenues and operating profit for 1993.
      Revenues at Kaahumanu Center, the Company's largest commercial property, were up substantially in 1994, particularly in the fourth quarter of the year, compared to 1993. The increase in revenues was due to completion of the Center's renovation and expansion project and the installation of a number of new tenants. The operating profit contribution from Kaahumanu Center was slightly lower in 1994 than 1993, due in part to the construction activity. Napili Plaza, the Company's second largest commercial property, experienced slightly higher revenues in 1994 and contributed about the same level of operating profit as in 1993.
      In late October of 1994 the Company received final approval from the County of Maui to open the redeveloped Kaahumanu Center for business. The expanded and renovated Liberty House and Sears department stores and the new J.C. Penney store were open for the Christmas season, together with a number of new tenants. Kaahumanu Center is currently over 90% leased.
      Our partner in the redevelopment project, the Employees' Retirement System of the State of Hawaii (ERS) was scheduled to convert its $30.6 million construction loan on this project into additional partnership equity upon completion of the construction period. It is now anticipated that the ERS will convert its loan in late March.
      Napili Plaza continues to experience a relatively high vacancy level due to highly competitive leasing conditions for commercial property in West Maui and the continued relatively low visitor count.
      Commercial & Property includes Kaahumanu Center, Napili Plaza and other non-resort property rentals and sales. Kaahumanu Center is a regional shopping mall and office building located in Kahului on the island of Maui. On December 31, 1994, 89% of the available gross leasable area was occupied by 112 tenants. The Center's primary competitor is the Maui Mall which is located within one mile of Kaahumanu Center. Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. The first tenants in Napili Plaza began operation in January of 1992. As of December 31, 1994, 71% of the gross leasable area was occupied by 15 tenants. Napili Plaza faces competition from several other retail locations in the Napili area.
      In June of 1993 Kaahumanu Center Associates (KCA) was formed to finance the expansion of and to own and operate the Kaahumanu Center. KCA is a partnership between the Company as general partner and the Employees' Retirement System of the State of Hawaii as a limited partner. The renovation which was completed in November of 1994, expanded the Center from approximately 315,000 to 525,000 square feet of gross leasable area.

(4)   Other Information
      The Company engages in continuous research to develop techniques to reduce costs through crop production innovations. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $285,000 in 1994, $416,000 in 1993 and $466,000 in 1992.
      The Company has reviewed its compliance with Federal, State and local provisions which regulate the discharge of materials into the environment. It does not expect any material financial impact as a result of compliance with these laws.

      The Company's method of disposing of pineapple processing waste water utilizes underground injection wells. In recent years, such methods have come under the scrutiny of the regulatory agencies. The Company's capital expenditure budget for 1995 includes $2.2 million for a system which will totally replace the existing method of disposing of processing waste water.
      In total, the Company employed approximately 2,000 people in 1994.

(d)   Financial Information About Foreign and Domestic Operations and Export
      Sales.
      Export sales only arise through the pineapple company. Export sales of pineapple products are made chiefly to Japan, Western Europe and Canada. For the last three years these sales did not exceed 10% of total consolidated revenues.

Item 2.     PROPERTIES
      The Company owns approximately 28,700 acres of land on the island of Maui. This land, most of which was acquired from 1911 to 1932, is carried at cost. The Company believes it has clear and unencumbered marketable title to all of the preceding property except for the following:
 (1)  a $13,890,000 mortgage loan on Kaahumanu Center;
*(2) a $35,000,000 second mortgage on Kaahumanu Center, securing the bank construction loan for the Kaahumanu Center renovation; and a $30,588,000 third mortgage to the Employees' Retirement System of the State of Hawaii. *(3) a mortgage on the fee and leasehold interest of the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to Kaptel Associates for $186,250,000;
 (4) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
 (5) certain existing easements and rights-of-way that do not materially affect the Company's use of such property;
*(6) a mortgage on the land underlying the Kapalua Bay Hotel, The Kapalua Shops, The Bay Club, approximately 12 acres of undeveloped land at Kapalua and the Napili Plaza, which secures the $30,588,000 loan from the Employees' Retirement System of the State of Hawaii.
 (7) a mortgage on the three golf courses at Kapalua, which secures the Company's $27.8 million revolving credit arrangement;
 (8) a permanent conservation easement granted to The Nature Conservancy, a non-profit corporation, covering approximately 8,600 acres; and

 (9) a small percentage of the Company's land in various locations on which multiple claims exist and for which the Company has initiated quiet title actions.
*See Note 3 to Consolidated Financial Statements in the Maui Land & Pineapple Company, Inc. 1994 Annual Report to Shareholders.
      Approximately 22,400 acres of the Company's land are located in West Maui, approximately 6,200 acres are located at its Haliimaile plantation in central Maui, and approximately 60 acres are located in Kahului, Maui. The 22,800 acres in West Maui comprise a largely contiguous parcel which extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches, and heavily forested areas. The Haliimaile property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala.
      Approximately 6,500 acres of Company-owned land are used directly or indirectly in the pineapple operations and approximately 1,500 acres are designated for the Kapalua resort. The Kahului acreage includes offices, a can manufacturing plant and pineapple processing cannery, interconnected warehouses at the cannery site where finished product is stored and the Kaahumanu Center. The remaining land is primarily in pasture or forest reserve.
      Approximately 2,800 acres of leased land are used in the Company's pineapple operations. A major operating lease covers approximately 1,500 acres of land. The balance of the leased property is covered under eight leases expiring variously through 2006. The aggregate land rental for these leases was $398,000 in 1994.

Item 3.     LEGAL PROCEEDINGS
      None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
            MATTERS
      The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1994 Annual Report to
Stockholders is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA
      The information set forth under the caption "Selected Financial Data" on page 20 of the Maui Land & Pineapple Company, Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 23 of the Maui Land & Pineapple Company, Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The "Independent Auditors' Report," "Consolidated Financial
Statements," "Notes to Consolidated Financial Statements" on pages 7 through 18 of the Maui Land & Pineapple Company, Inc. 1994 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information set forth under the captions "Compliance with Section 16(a) of the Exchange Act" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 31, 1995, is incorporated herein by reference.

      The Company has the following executive officers:
                                            Principal Occupation
Name                                        During Last 5 Years

Joseph W. Hartley, Jr.                    President & Chief Executive Officer
(Age 61)                                  since June 1992; Executive Vice
                                          President/Pineapple from 1979 to
                                          1992.

Gary L. Gifford                           Executive Vice President/Resort
(Age 47)

Paul J. Meyer                             Executive Vice President/Finance
(Age 47)

Richard H. Cameron (1)                    Vice President/Property Management
(Age 40)                                  since 1990; Vice President/Planning
                                          & Development of Kapalua Land
                                          Company, Ltd. from 1985 to 1990.

Douglas R. Schenk                         Vice President/Pineapple since 1993;
(Age 42)                                  Cannery Manager of Maui Pineapple
                                          Company, Ltd. since 1989.

(1) Richard H. Cameron is the grandson of Frances B. Cameron, Director Emeritus, and the nephew of Mary C. Sanford, Chairman of the Board.

Item 11.    EXECUTIVE COMPENSATION
      The information set forth under the caption "Executive Compensation" on pages 9 through 13 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 31, 1995, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information set forth under the caption "Security Ownership of
Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 31, 1995, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 31, 1995, is incorporated herein by reference.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a)   1.     Financial Statements
      The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:
      Consolidated Balance Sheets, December 31, 1994 and 1993
      Consolidated Statements of Operations and Retained Earnings for
            the Years Ended December 31, 1994, 1993 and 1992
      Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1994, 1993 and 1992
      Notes to Consolidated Financial Statements

      (a)   2.     Financial Statement Schedules
      The Financial Statements of Kaptel Associates for the Years Ended December 31, 1994, 1993 and 1992 are filed as exhibits.

      (a) (3)  Exhibits
      Exhibits are listed in the "Index to Exhibits" found on pages 16 to 17 of this Form 10-K.

      (b) (3)  Reports on Form 8-K
      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MAUI LAND & PINEAPPLE COMPANY, INC.


March 29, 1995                        By   /s/JOSEPH W. HARTLEY, JR.
                                               Joseph W. Hartley, Jr.
                                         President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/MARY C. SANFORD                                   Date  March 29, 1995
        Mary C. Sanford
       Chairman of the Board


By /s/PAUL J. MEYER                                     Date  March 29, 1995
 Paul J. Meyer
   Executive Vice President/Finance


By /s/TED PROCTOR                                       Date   March 29, 1995
      Ted Proctor
   Controller & Assistant Treasurer


By /s/PETER D. BALDWIN                                  Date   March 29, 1995
      Peter D. Baldwin
      Director


By /s/RICHARD H. CAMERON                                Date   March 29, 1995
     Richard H. Cameron
      Director


By /s/LANSING E. EBERLING                               Date   March 29, 1995
      Lansing E. Eberling
      Director


By /s/RANDOLPH G. MOORE                                 Date   March 29, 1995
      Randolph G. Moore
      Director


By /s/FRED E. TROTTER III                               Date   March 29, 1995
      Fred E. Trotter III
      Director

                                        INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-4674.

3.     Articles of Incorporation and By-laws
3(i) Articles of Incorporation (Amended as of 4/19/79). Exhibit 3 to Form 10-K for the year ended December 31, 1980.
3(ii) By Laws (Amended as of 2/26/88). Exhibit (3ii) to Form 10-Q for the quarter ended September 30, 1994.

10.    Material Contracts
10.1(i) Revolving and Term Loan Agreement, dated as of December 31, 1992. Exhibit (10)A to Form 10-K for the year ended December 31, 1992.
   (ii) First Loan Modification Agreement, dated and effective as of March 1, 1993. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1993.
  (iii) Second Loan Modification Agreement, dated September 8, 1993. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1993.

   (iv) Third Loan Modification Agreement, dated September 30, 1994. Exhibit (10)B to Form 10-K for the year ended December 31, 1993.
    (v)      Fourth Loan Modification Agreement, dated March 8, 1994.  Exhibit
             (10)A to Form 10-K for the year ended December 31, 1993.
  *(vi) Fifth Loan Modification Agreement, dated as of December 31, 1994. Attached.

10.2(i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 18, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
   (ii)      Cost Overrun Guaranty Agreement, dated June 28, 1993.  Exhibit
             (10)B of Form 10-Q for the quarter ended June 30, 1993.
  (iii)      Environmental Indemnity Agreement, dated June 28, 1993.  Exhibit
             (10)C to Form 10-Q for the quarter ended June 30, 1993.
   (iv) Indemnity Agreement, dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
    (v) Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.

10.3(i) Note Purchase Agreement between John Hancock Mutual Life Insurance Company and Maui Land & Pineapple Company, Inc., dated September 9, 1993. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1993.
   (ii) First Amendment to Note Purchase Agreement dated as of March 30, 1994. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1994.

10.4         The following relate to the Ritz-Carlton Kapalua Hotel:
             Partnership Agreement; Development Agreement; Operating Agreement; Hotel Ground Lease; Supplemental Agreement; Construction Loan Agreement; Promissory Note; Real Property Mortgage; Leasehold Mortgage. Exhibit (10)A-I to Form 10-Q for the quarter ended September 30, 1990.

10.5 Partnership Agreement of Plantation Club Associates, dated November 10, 1988. Exhibit (10)A to Form 10-K for the year ended December 31, 1988.

10.6 $15 million Promissory Note, dated March 31, 1986, for the acquisition of Kaahumanu Center. Exhibit (10)C to Form 10-K for the year ended December 31, 1986.

10.7         Compensatory plans or arrangements
    (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
   (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
  (iii) Remunerative agreement between Maui Land & Pineapple Company, Inc. and Paul J. Meyer, Executive Vice President/Finance. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1984.
   (iv)      Supplemental Executive Retirement Plan (effective as of January 1,
             1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.

10.8 Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.

11. Statement re computation of per share earnings: Net Income (Loss) divided by weighted Average Common Shares Outstanding equals Net Income (Loss) Per Common Share.

13.* Annual Report to security holders. Maui Land & Pineapple Company, Inc. 1994 Annual Report.

21.          Subsidiaries of registrant:
             All of the following were incorporated in the State of Hawaii:
                   Maui Pineapple Company, Ltd.
                   Kapalua Land Company, Ltd.
                   Kapalua Investment Corp.
                   Kapalua Water Company, Ltd.
                   Kapalua Waste Treatment Company, Ltd.
                   Honolua Plantation Land Company, Ltd.

27.*         Financial Data Schedule.

99.          Additional Exhibits
99.1* Financial Statements of Kaptel Associates for the years ended December 31, 1994 and 1993.

99.2*        Maui Land & Pineapple Company, Inc. Proxy Statement dated March 31,
             1995.