Form 10-Q
period 1995-03-31
MAUI LAND & PINEAPPLE CO INC
filed 1995-05-12
CIK 63330

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995

                 Commission file number  0-4674

                 MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

           HAWAII                          99-0107542
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

P.O. Box 187, KAHULUI, MAUI, HAWAII   96732
(Address of principal executive offices)

Registrant's telephone number, including area code:
(808) 877-3351

                           NONE
       Former name, former address and former fiscal year,
                  if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  /x/  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at May 1, 1995
Common Stock, no par value               1,797,125 shares

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - March 31, 1995 (Unaudited)
     & December 31, 1994                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended March 31, 1995 & 1994 (Unaudited)       4

  Condensed Statements of Cash Flows
     Three Months Ended March 31, 1995 & 1994 (Unaudited)       5

  Notes to Condensed Financial Statements (Unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 7

PART II.  OTHER INFORMATION                                     9

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS

                                                  Unaudited
                                                  03/31/95    12/31/94
                                                (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                            $  2,420     $ 2,269
  Accounts and notes receivable                     13,008      13,507
  Inventories                                       20,677      20,537
  Other current assets                               5,351       4,647
                                                  --------    --------
    Total current assets                            41,456      40,960

Property                                           275,662     274,490
  Accumulated depreciation                         (97,662)    (94,296)
                                                  --------    --------
    Property - net                                 178,000     180,194

Other Assets                                        15,896      14,257
                                                  --------    --------
  TOTAL                                            235,352     235,411
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                     28,900      27,951
  Trade accounts payable                             5,816       5,596
  Other current liabilities                          6,655       8,510
                                                  --------    --------
    Total current liabilities                       41,371      42,057
Long-Term Liabilities
  Long-term debt and capital lease obligations     102,081      99,180
  Accrued retirement benefits                       22,229      22,077
  Other long-term liabilities                       11,109      11,668
                                                  --------    --------
    Total long-term liabilities                    135,419     132,925
Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 46,244      48,111
                                                  --------    --------
  Stockholders' Equity                              58,562      60,429
                                                  --------    --------
                                                  $235,352    $235,411
  TOTAL                                           ========    ========


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                            Three Months Ended
                                            3/31/95    3/31/94
                                          (Dollars in Thousands
                                           Except Share Amounts)
REVENUES
  Net sales                               $19,893      $19,370
  Operating income                          8,933        7,902
  Other income                              1,131          923
                                          -------      -------
  Total Revenues                           29,957       28,195
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       14,648       13,302
  Operating expenses                        6,327        5,666
  Shipping and marketing                    2,803        3,132
  General and administrative                4,361        3,665
  Equity in losses (income) of
    joint ventures                          1,746         (442)
  Interest                                  3,035        1,314
                                          -------      -------
  Total Costs and Expenses                 32,920       26,637
                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES          (2,963)       1,558

INCOME TAXES (CREDIT)                      (1,096)         561
                                          -------      -------

NET INCOME (LOSS)                          (1,867)         997

RETAINED EARNINGS, BEGINNING OF PERIOD     48,111       52,020
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           46,244       53,017
                                          =======      =======

PER COMMON SHARE

  Net Income (Loss)                       $ (1.04)     $   .55
                                          =======      =======


See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Three Months Ended
                                                March 30
                                          1995             1994
                                         (Dollars in Thousands)
Net Cash From Operating Activities      $   702         $  1,504
                                        -------         --------
Investing Activities
  Purchases of property                  (3,197)         (12,154)
  Proceeds from disposal of property        715              717
  Other                                  (1,753)             946
                                        -------         --------
Net Cash Used in Investing activities    (4,235)         (10,491)
                                        -------         --------
Financing Activities
  Payments of long-term debt & capital
    lease obligations                      (571)         (7,986)
  Proceeds from long-term debt            3,311          16,750
  Proceeds (payment) of short-term debt     944             200
                                        -------         -------

Net Cash From Financing Activities        3,684           8,964
                                        -------         -------

Net Cash Increase (Decrease)                151             (23)

Cash At Beginning of Period               2,269           1,223
                                        -------         -------

Cash At End of Period                   $ 2,420         $ 1,200
                                        =======         =======


Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $3,709,000 and $2,311,000 was paid during the three months ended March 31, 1995 and 1994, respectively. Income tax refunds (net of payments) of $33,000 were received during the three months ended March 31, 1995.



See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended March 31, 1995 and 1994.

2. The Company's reports for interim periods utilize numerous estimates of production, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1995 and 1994 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. The following summarized income statement information for Kaptel Associates is based on operating information currently available to the Company and the Company's estimate for depreciation and amortization expense (in thousands):

                              Three Months Ended
                                   3/31/95

               Revenues            $10,546
               Expenses             17,587
                                   -------
               Net Loss            $ 7,041
                                   =======

5. Inventories as of March 31, 1995 and December 31, 1994 were as follows (in thousands):

                                             03/31/95    12/31/94

     Pineapple products                      $14,827     $15,261
     Real estate held for sale                   336         336
     Merchandise, materials and supplies       5,514       4,940
                                             -------     -------
     Total Inventories                       $20,677     $20,537
                                             =======     =======

6. Average common shares outstanding for the interim periods ended March 31, 1995 and 1994 were 1,797,125.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net loss for the first quarter of 1995 was $1.9 million. For the first quarter of 1994, consolidated net income was $1 million. The primary reasons for the loss for the first quarter of 1995 were higher interest costs as a result of a higher level of debt arising from the Kaahumanu Center expansion project and substantially higher interest rates, and the Company's equity in losses from joint venture investments.

Pineapple

Revenue from pineapple operations increased in the first quarter of 1995 compared to the first quarter of 1994 as a result of increased case volume of sales and higher average sales prices. Pineapple operations reported an operating loss for the first quarter of 1995 compared to an operating profit for the first quarter of 1994. Higher average cost of sales was responsible for the operating loss for the first quarter of 1995.

Resort

Kapalua resort produced lower revenue and an operating loss in the first quarter of 1995 compared to an operating profit for the first quarter of 1994. Although resort occupancies declined in 1995 compared to last year's first quarter, the resort's ongoing operations continued to report operating profits. Revenues from the golf course operations increased due to increased paid rounds and higher rates. Resort membership income, merchandise sales and realty commission income declined in the first quarter of 1995 compared to the same period a year ago. Operating losses from the resort were primarily the result of the Company's equity in the losses of Kaptel Associates, the joint venture which owns The Ritz-Carlton Kapalua Hotel.

Commercial & Property

Revenue and operating profits from Commercial & Property operations increased in the first quarter of 1995. However, after interest expense attributable to Kaahumanu Center, the Commercial & Property net results were about break-even for the first quarter of 1995 compared to net profits for the same period a year earlier. In the first quarter of 1994, most of the interest cost incurred by Kaahumanu Center was capitalized. Revenues increased in 1995 because of increased leased area since the completion of the Kaahumanu Center renovation and expansion in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, total debt, including capital leases, was $132.3 million, an increase of $3.8 million from December 31, 1994. The increase resulted from construction loan draws for the Kaahumanu Center expansion project.

Effective April 30, 1995, the Employees' Retirement System of the State of Hawaii (ERS) converted its $30.6 million loan to equity, thereby increasing its ownership in Kaahumanu Center Associates
(KCA) from 1% to 50%. As of April 30, 1995, the Company will account for KCA by the equity method, resulting in a decrease in the Company's consolidated long-term debt by approximately $75 million.

On May 3, 1995, the $65 million permanent financing on the Kaahumanu Center was completed with a fixed interest rate of 8.57%. This financing arrangement is nonrecourse except for $10 million which is guaranteed by the Company until Kaahumanu Center attains a certain level of operating cash flow. The proceeds from this loan were used principally to refinance the 10.25% construction loans and a 10% first mortgage loan on the Kaahumanu Center. Also, the Company received approximately $10 million toward reimbursement of construction related advances made to KCA.

As of May 5, 1995, Kaptel Associates remains in default on its $185 million financing arrangement and there have been no additional capital contributions made by the partners. The partners are presently attempting to negotiate a restructuring of the partnership and the financing arrangement.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          (27) Financial Data Schedule
               A. As of March 31, 1995 and for the three months then ended.

               B. As of December 31, 1994 and for the year then ended. Restated.

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



     May 12, 1995             /s/PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance