Form 10-Q
period 1995-06-30
MAUI LAND & PINEAPPLE CO INC
filed 1995-08-11
CIK 63330

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1995

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

         Class                      Outstanding at August 1, 1995
Common Stock, no par value               1,797,125 shares

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - June 30, 1995 (Unaudited)
     & December 31, 1994                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended June 30, 1995 & 1994 (Unaudited)        4

  Condensed Statements of Operations and Retained Earnings,
     Six Months Ended June 30, 1995 & 1994 (Unaudited)          5

  Condensed Statements of Cash Flows
     Six Months Ended June 30, 1995 & 1994 (Unaudited)          6

  Notes to Condensed Financial Statements (Unaudited)           7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 9

PART II.  OTHER INFORMATION                                    11

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS

                                                  Unaudited
                                                  06/30/95    12/31/94
                                                (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                            $    834     $ 2,269
  Accounts and notes receivable                     12,037      13,507
  Inventories                                       26,712      20,537
  Other current assets                               5,520       4,647
                                                  --------    --------
    Total current assets                            45,103      40,960

Property                                           189,707     274,490
  Accumulated depreciation                         (93,082)    (94,296)
                                                  --------    --------
    Property - net                                  96,625     180,194

Other Assets                                        12,184      14,257
                                                  --------    --------
  TOTAL                                            153,912     235,411
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                     19,385      27,951
  Trade accounts payable                             4,839       5,596
  Other current liabilities                          7,474       8,510
                                                  --------    --------
    Total current liabilities                       31,698      42,057
Long-Term Liabilities
  Long-term debt and capital lease obligations      27,044      99,180
  Accrued retirement benefits                       22,495      22,077
  Other long-term liabilities                       16,311      11,668
                                                  --------    --------
    Total long-term liabilities                     65,850     132,925
Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 44,046      48,111
                                                  --------    --------
  Stockholders' Equity                              56,364      60,429
                                                  --------    --------
                                                  $153,912    $235,411
  TOTAL                                           ========    ========


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                            Three Months Ended
                                            6/30/95    6/30/94
                                          (Dollars in Thousands
                                           Except Share Amounts)
REVENUES
  Net sales                               $17,510      $21,888
  Operating income                          6,599        6,699
  Other income                              2,091          140
                                          -------      -------
  Total Revenues                           26,200       28,727
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       12,492       15,883
  Operating expenses                        5,605        5,694
  Shipping and marketing                    3,172        3,428
  General and administrative                4,111        3,780
  Equity in losses of joint ventures        2,440          907
  Interest                                  1,768        1,464
                                          -------      -------
  Total Costs and Expenses                 29,588       31,156
                                          -------      -------

LOSS BEFORE INCOME TAXES                   (3,388)      (2,429)

INCOME TAX CREDIT                          (1,190)        (883)
                                          -------      -------

NET LOSS                                   (2,198)      (1,546)

RETAINED EARNINGS, BEGINNING OF PERIOD     46,244       53,017
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           44,046       51,471
                                          =======      =======

PER COMMON SHARE

  Net Loss                                $ (1.22)     $  (.86)
                                          =======      =======

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                             Six Months Ended
                                            6/30/95    6/30/94
                                          (Dollars in Thousands
                                           Except Share Amounts)
REVENUES
  Net sales                               $37,403      $41,258
  Operating income                         15,532       14,601
  Other income                              3,222        1,063
                                          -------      -------
  Total Revenues                           56,157       56,922
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       27,140       29,185
  Operating expenses                       11,932       11,360
  Shipping and marketing                    5,975        6,560
  General and administrative                8,472        7,445
  Equity in losses of joint ventures        4,186          465
  Interest                                  4,803        2,778
                                          -------      -------
  Total Costs and Expenses                 62,508       57,793
                                          -------      -------

LOSS BEFORE INCOME TAXES                   (6,351)        (871)

INCOME TAX CREDIT                          (2,286)        (322)
                                          -------      -------

NET LOSS                                   (4,065)        (549)

RETAINED EARNINGS, BEGINNING OF PERIOD     48,111       52,020
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           44,046       51,471
                                          =======      =======

PER COMMON SHARE

  Net Loss                                $ (2.26)     $  (.31)
                                          =======      =======



See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Six Months Ended
                                                 June 30
                                          1995             1994
                                         (Dollars in Thousands)
Net Cash From (Used In) Operating
  Activities                            $(1,743)        $  9,656
                                        -------         --------
Investing Activities
  Purchases of property                  (4,330)         (24,217)
  Proceeds from disposal of property        720              694
  Reimbursements from Kaahumanu
    Center Associates                    11,225               --
  Other                                  (2,227)             442
                                        -------         --------
Net Cash From (Used In) Investing
  Activities                              5,388          (23,081)
                                        -------         --------
Financing Activities
  Payments of long-term debt & capital
    lease obligations                   (13,403)        (18,768)
  Proceeds from long-term debt            7,988          32,809
  Proceeds (payment) of short-term debt     335              --
                                        -------         -------

Net Cash From (Used In) Financing
  Activities                             (5,080)         14,041
                                        -------         -------

Net Cash Increase (Decrease)             (1,435)            616

Cash At Beginning of Period               2,269           1,223
                                        -------         -------

Cash At End of Period                   $   834         $ 1,839
                                        =======         =======

Supplemental Disclosure of Cash Flow and Non-Cash Information - Interest (net of amounts capitalized) of $5,055,000 and $3,123,000 was paid during the six months ended June 30, 1995 and 1994, respectively. Income tax refunds (net of payments) of $33,000 and $6,125,000 were received during the six months ended June 30, 1995 and 1994, respectively. See also Note 5 to Condensed Financial Statements.


See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended June 30, 1995 and 1994.

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

4. The following summarized income statement information for Kaptel Associates is based on operating information currently available to the Company and the Company's estimate for depreciation and amortization expense (in thousands):

                    Three Months Ended       Six Months Ended
                          6/30/95                 6/30/95

     Revenues            $ 9,808                  $20,354
     Expenses             18,488                   36,074
                         -------                  -------
     Net Loss            $ 8,680                  $15,720
                         =======                  =======

5. Effective April 30, 1995, the Employees' Retirement System of the State of Hawaii (ERS) converted its $30.6 million loan to an additional 49% ownership in Kaahumanu Center Associates (KCA). Effective with the conversion of the ERS loan, the Company and the ERS each have a 50% interest in KCA. The Company no longer consoliates KCA, but is accounting for its investment in KCA by the equity method. This has resulted in a decrease in the Company's consolidated assets and consolidated debt of approximately $76 million.

6. Inventories as of June 30, 1995 and December 31, 1994 were as follows (in thousands):

                                             06/30/95    12/31/94

     Pineapple products                      $21,333     $15,261
     Real estate held for sale                   336         336
     Merchandise, materials and supplies       5,143       4,940
                                             -------     -------
     Total Inventories                       $26,712     $20,537
                                             =======     =======

7. Average common shares outstanding for the interim periods ended June 30, 1995 and 1994 were 1,797,125.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net loss for the second quarter of 1995 was $2.2 million compared to a net loss of $1.5 million for the second quarter of 1994.

For the first half of 1995, consolidated net loss was $4.1 million compared to a net loss of $549,000 for last year's first half.

The Company's equity in the losses of Kaptel Associates, the joint venture which owns The Ritz-Carlton Kapalua Hotel, accounts for $1.4 million and $600,000 of the net loss for the second quarter of 1995 and 1994, respectively, and $2.5 million and $900,000 of the net loss for the first half of 1995 and 1994, respectively.

Pineapple

The Company's pineapple operations produced lower revenues for the second quarter and first half of 1995 compared to the same periods in 1994 as a result of lower case volume of sales. Higher average sales prices partially offset the decline in volume. The operation reported an operating loss for the second quarter and first six months of 1995 compared to operating profits for the same periods a year ago. Higher average cost of sales also contributed to operating losses in 1995.

On May 30, 1995, the U.S. Department of Commerce set import duties averaging 24.64% on Thai canned pineapple. On June 29, 1995, the International Trade Commission ruled 6-0 in favor of the Company in its final injury determination. These decisions allow the import duties which went into effect on May 30 to remain in effect until the Department of Commerce determines that the Thai producers are no longer selling below fair value in United States markets. Moderate price increases have occurred in the marketplace since these decisions were announced.

Resort

Revenues from the Kapalua resort were lower in the second quarter and first six months of 1995. The operating loss reported for the second quarter was higher than the same period in 1994. For the first half of 1995, the resort showed an operating loss as compared to operating profits for the first half of 1994. The resort operating results include the Company's equity in losses from Kaptel Associates. These non-cash losses account for substantially all of the operating loss reported by this segment for 1995.

Excluding the Kaptel losses, operating profits from the resort's ongoing operations increased in the second quarter of 1995 compared to the second quarter of 1994. For the first six months of 1995, operating profits from ongoing operations were lower than the same period in 1994. Resort occupancies were lower in 1995 as compared to the second quarter and first half of 1994 and merchandise sales and paid rounds of golf also declined. Higher average golf rates and reductions in expenses partially offset the effect of lower occupancies.

Commercial & Property

The Company's Commercial & Property segment reported increased revenues and operating profits for the second quarter and first half of 1995. These improved results were primarily due to the sale of certain land parcels which were not being used in the Company's primary businesses and the gains realized from settlement with the State of Hawaii regarding the value of land condemned for King Kekaulike High School. Revenues also increased in 1995 because of increased leased area at Kaahumanu Center since completion of the renovation and expansion in November 1994.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, total debt, including capital leases, was $47.8 million compared to $128.6 million at December 31, 1994. This decrease was due to the debt related to Kaahumanu Center being reflected in the separate financial statements of Kaahumanu Center Associates (KCA) as of April 30, 1995. Also, construction-related reimbursements which the Company received from KCA in May 1995 were used principally to pay down borrowings.

In July 1995 the Company's $23 million revolving credit agreement was amended. The commitment was extended to June 30, 1996 and the interest rate was reduced by .25% as of May 5, 1995. The commitment reduces to $10 million on December 31, 1995.

As of July 28, 1995 the partners of Kaptel Associates have reached an agreement in principle as to the major issues of a restructuring of the partnership and the hotel financing which is presently in default. An offer for payoff of the hotel financing has been made to the lenders by one of the other partners. Acceptance of the offer by the lenders is pending and is necessary for the restructuring to be concluded. The Company believes that the proposed restructuring will be concluded in the third or fourth quarter of 1995. At that time, the Company's 25% partnership interest in Kaptel will be eliminated and the net losses recorded by the Company since inception of the partnership, aggregating $5.7 million through June 30, 1995, will be reversed into income.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

          On May 5, 1995, at the annual meeting of the Company's shareholders, the following matters were voted upon:

          Election of Class Two Directors for a three-year term:

                                   Shares Voted         Shares
                                       For             Withheld

          Peter D. Baldwin           1,013,742           8,430
          Joseph W. Hartley, Jr.     1,012,610           9,562

          Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 1995:

          Shares for:         1,012,556
          Shares against:         6,114
          Shares abstained:       3,002

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (10) Material Contracts
               Sixth Loan Modification agreement, effective as of March 31, 1995. Attached.

          (27) Financial Data Schedule
               As of June 30, 1995 and for the six months then ended. Attached.

          (b)  Reports on Form 8-K
               A report on Form 8-K, dated April 30, 1995 and filed on May 9, 1995, included Item 2, Disposition of Assets, and Item 7, Pro Forma Financial
               Statements, as of December 31, 1994 and for the year then ended.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



    August 11, 1995           /s/ PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance