Form 10-Q
period 1995-09-30
MAUI LAND & PINEAPPLE CO INC
filed 1995-11-13
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995

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

         Class                    Outstanding at November 1, 1995
Common Stock, no par value               1,797,125 shares










               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - September 30, 1995 (Unaudited)
     & December 31, 1994                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended September 30, 1995 & 1994 (Unaudited)   4

  Condensed Statements of Operations and Retained Earnings,
    Nine Months Ended September 30, 1995 & 1994 (Unaudited)     5

  Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1995 & 1994 (Unaudited)     6

  Notes to Condensed Financial Statements (Unaudited)           7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 9

PART II.  OTHER INFORMATION                                    11

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K






                               -2-
PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS

                                                  Unaudited
                                                  09/30/95    12/31/94
                                                (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                            $  1,167     $ 2,269
  Accounts and notes receivable                     16,925      13,507
  Inventories                                       25,258      20,537
  Other current assets                               4,034       4,647
                                                  --------    --------
    Total current assets                            47,384      40,960

Property                                           190,281     274,490
  Accumulated depreciation                         (95,463)    (94,296)
                                                  --------    --------
    Property - net                                  94,818     180,194

Other Assets                                        12,311      14,257
                                                  --------    --------
  TOTAL                                            154,513     235,411
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                     21,913      27,951
  Trade accounts payable                             5,776       5,596
  Other current liabilities                          7,898       8,510
                                                  --------    --------
    Total current liabilities                       35,587      42,057
Long-Term Liabilities
  Long-term debt and capital lease obligations      26,727      99,180
  Accrued retirement benefits                       22,466      22,077
  Other long-term liabilities                        9,050      11,668
                                                  --------    --------
    Total long-term liabilities                     58,243     132,925
Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 48,365      48,111
                                                  --------    --------
  Stockholders' Equity                              60,683      60,429
                                                  --------    --------
                                                  $154,513    $235,411
  TOTAL                                           ========    ========

See accompanying Notes to Condensed Financial Statements.
                                  -3-

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                            Three Months Ended
                                            9/30/95    9/30/94
                                          (Dollars in Thousands
                                           Except Share Amounts)

REVENUES
  Net sales                               $27,394      $23,686
  Operating income                          6,031        6,749
  Other income                                660        2,641
                                          -------      -------
  Total Revenues                           34,085       33,076
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       21,736       17,586
  Operating expenses                        5,392        5,936
  Shipping and marketing                    3,634        3,810
  General and administrative                3,977        4,205
  Equity in (earnings) losses of
    joint ventures                         (8,576)       3,015
  Interest                                  1,149        1,520
                                          -------      -------
  Total Costs and Expenses                 27,312       36,072
                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES           6,773       (2,996)

INCOME TAXES (CREDIT)                       2,454       (1,128)
                                          -------      -------

NET INCOME (LOSS)                           4,319       (1,868)

RETAINED EARNINGS, BEGINNING OF PERIOD     44,046       51,471
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           48,365       49,603
                                          =======      =======

PER COMMON SHARE

  Net Income (Loss)                       $  2.40      $ (1.04)
                                          =======      =======

See accompanying Notes to Condensed Financial Statements.


                               -4-

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                            Nine Months Ended
                                            9/30/95    9/30/94
                                          (Dollars in Thousands
                                           Except Share Amounts)

REVENUES
  Net sales                               $64,797      $64,944
  Operating income                         21,563       21,350
  Other income                              3,882        3,704
                                          -------      -------
  Total Revenues                           90,242       89,998
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       48,876       46,771
  Operating expenses                       17,324       17,296
  Shipping and marketing                    9,609       10,370
  General and administrative               12,449       11,650
  Equity in (earnings) losses of
    joint ventures                         (4,390)       3,480
  Interest                                  5,952        4,298
                                          -------      -------
  Total Costs and Expenses                 89,820       93,865
                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES             422       (3,867)

INCOME TAXES (CREDIT)                         168       (1,450)
                                          -------      -------

NET INCOME (LOSS)                             254       (2,417)

RETAINED EARNINGS, BEGINNING OF PERIOD     48,111       52,020
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           48,365       49,603
                                          =======      =======

PER COMMON SHARE

  Net Income (Loss)                       $   .14      $ (1.35)
                                          =======      =======

See accompanying Notes to Condensed Financial Statements.


                               -5-

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine Months Ended
                                              September 30
                                          1995            1994
                                         (Dollars in Thousands)

Net Cash From (Used In) Operating
  Activities                            $(4,897)        $  6,578
                                        -------         --------
Investing Activities
  Purchases of property                  (4,906)         (37,022)
  Proceeds from disposal of property      3,056            3,013
  Reimbursements from Kaahumanu
    Center Associates                    11,224               --
  Other                                  (2,682)           1,821
                                        -------         --------
Net Cash From (Used In) Investing
  Activities                              6,692          (32,188)
                                        -------         --------
Financing Activities
  Payments of long-term debt & capital
    lease obligations                   (16,298)        (23,656)
  Proceeds from long-term debt           13,288          50,298
  Proceeds (payment) of short-term debt     113              50
                                        -------         -------

Net Cash From (Used In) Financing
  Activities                             (2,897)         26,692
                                        -------         -------

Net Cash Increase (Decrease)             (1,102)          1,082

Cash At Beginning of Period               2,269           1,223
                                        -------         -------

Cash At End of Period                   $ 1,167         $ 2,305
                                        =======         =======

Supplemental Disclosure of Cash Flow and Non-Cash Information -
Interest (net of amounts capitalized) of $6,597,000 and $4,947,000 was paid during the nine months ended September 30, 1995 and 1994, respectively. Income tax refunds (net of payments) of $1,509,000 and $6,347,000 were received during the nine months ended September 30, 1995 and 1994, respectively. See also Notes 4 and 5 to Condensed Financial Statements.

See accompanying Notes to Condensed Financial Statements.
                               -6-
               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended September 30, 1995 and 1994.

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

4. On October 31, 1995, the partners of Kaptel Associates, which owns The Ritz-Carlton Kapalua Hotel, concluded an agreement to dissolve the partnership. Effective October 31, 1995, the Company and The Ritz-Carlton Hotel Company transferred their respective 25% interests in the partnership to the remaining partner, NI Hawaii Resorts, Inc. Because of the dissolution agreement, the Company's equity in the losses of Kaptel Associates recorded through June 30, 1995 were reversed in the third quarter of 1995. The reversal of these losses are reflected as decreases in costs and expenses of $8.9 million and $5 million, respectively, for the third quarter and the first nine months of 1995. The Company's balance sheet as of September 30, 1995 reflects the reversal of the $8.9 million accrued losses previously reflected as a noncurrent liability.

5. Effective April 30, 1995, the Employees' Retirement System of the State of Hawaii (ERS) converted its $30.6 million loan to an additional 49% ownership in Kaahumanu Center Associates (KCA). Effective with the conversion of the ERS loan, the Company and the ERS each have a 50% interest in KCA. The Company no longer consolidates KCA and is accounting for its investment in KCA by the equity method. This has resulted in a decrease in the Company's consolidated assets and consolidated debt of approximately $76 million.







                               -7-
6. Inventories as of September 30, 1995 and December 31, 1994 were as follows (in thousands):

                                             09/30/95    12/31/94

     Pineapple products                      $19,417     $15,261
     Real estate held for sale                   340         336
     Merchandise, materials and supplies       5,501       4,940
                                             -------     -------
     Total Inventories                       $25,258     $20,537
                                             =======     =======

7. Average common shares outstanding for the interim periods ended September 30, 1995 and 1994 were 1,797,125.






                               -8-

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the third quarter of 1995 was $4.3 million compared to a net loss of $1.9 million for the third quarter of 1994.

For the first nine months of 1995, consolidated net income was $254,000 compared to a net loss of $2.4 million for last year's first nine months.

Because of the dissolution agreement (see Notes to Condensed Financial Statements), the Company's equity in the losses of Kaptel Associates, recorded through June 30, 1995, were reversed in the third quarter of 1995. The reversal of these losses resulted in increases to net income of $5.7 million and $3.2 million, respectively, for the third quarter and the first nine months of 1995. For the third quarter and first nine months of 1994, the Company's equity in losses of Kaptel Associates increased net losses by $865,000 and $1.7 million, respectively.

Pineapple

The Company's pineapple operations produced higher revenues for the third quarter of 1995 compared to last year's third quarter as case volume sales and average sales prices improved. Revenues for the first nine months of 1995 were about the same as the first nine months of 1994. Pineapple operations reported increased operating losses for the third quarter and first nine months of 1995 compared to the same periods in 1994 due principally to higher average cost of sales resulting largely from localized drought conditions.

Resort

Revenues from the Kapalua resort were higher for the third quarter, but lower for the first nine months of 1995 compared to the same periods in 1994. Both the third quarter and the first nine months of 1995 contributed operating profits compared to operating losses last year. Operating profits include the Company's equity in the losses of Kaptel for 1994 and the reversal of losses attributable to this joint venture investment in 1995.

Operating profits from the resort's ongoing operations increased in the third quarter of 1995 compared to the third quarter of 1994. For the first nine months of 1995, the operating profits from ongoing operations were lower than the same period in 1994. Resort room occupancies were higher for the third quarter of 1995, but lower for the first nine months compared to the same periods in 1994.
                               -9-
Merchandise sales and paid rounds of golf were lower for the 1995 third quarter and first nine months compared to 1994. Higher average golf rates and reductions in expenses partially offset these decreases.

Commercial & Property

The Commercial & Property segment contributed lower revenues for the third quarter of 1995 due to fewer land sales in 1995 and the exclusion of Kaahumanu Center Associates from the consolidated financial statements as of May 1995 (see Notes to Condensed Financial Statements). For the first nine months of 1995, revenues were higher than the same period in 1994 due to increased lease revenue from Kaahumanu center. Operating profits for the third quarter and the first nine months of 1995 were lower than the same periods in 1994 principally because of higher interest and depreciation expenses related to the redevelopment of Kaahumanu Center.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, total debt, including capital leases, was $50 million compared to $128.6 million at December 31, 1994. The decrease was due to the debt related to Kaahumanu Center being reflected in the separate financial statements of Kaahumanu Center Associates (KCA) as of April 30, 1995 (see Notes to Condensed Financial Statements). Also, construction-related reimbursements which the Company received from KCA in May of 1995 were used principally to pay down borrowings.

Net cash flow used in operating activities was $4.9 million for the first nine months of 1995. Negative cash flow was due principally to increases in pineapple inventories because of peak canning during the summer and because of increases in accounts receivable as a result of the timing of sales.

In October of 1995, the partners of Kaptel Associates, which owns The Ritz-Carlton Kapalua Hotel, concluded an agreement to dissolve the partnership (See Notes to Condensed Financial Statements). The partners also agreed in principle to amend the terms of the Company's ground lease for the hotel property and the related loan. The Company had borrowed $4.8 million from the partnership for construction of certain off-site improvements related to the hotel. Principal and interest are payable solely from rental income receivable by the Company under the hotel ground lease. The modification of these arrangements are contingent on the partnership's ability to modify the terms of its bank financing.

PART II   OTHER INFORMATION

Item 5.   Other Information

On October 31, 1995, the partners of Kaptel Associates, which owns The Ritz-Carlton Kapalua Hotel, concluded an agreement to dissolve the partnership. Effective October 31, 1995, the Company and The Ritz-Carlton Hotel Company transferred their respective 25% interests in the partnership to the remaining partner, NI Hawaii Resorts, Inc.

Because of the dissolution agreement, the Company's equity in the losses of Kaptel Associates recorded through June 30, 1995 were reversed in the third quarter of 1995. The reversal of these losses resulted in increases to net income of $5.7 million ($3.18 per share) and $3.2 million ($1.78 per share), respectively, for the third quarter and the first nine months of 1995. The Company's balance sheet as of September 30, 1995 reflects the reversal of the $8.9 million accrued losses previously reflected as noncurrent liability.

The following pro forma statement of operations has been derived from the Company's consolidated statement of operations for the year ended December 31, 1994. The statement reflects the effects of the dissolution agreement on the historical statement of operations as if it had taken place prior to January 1, 1994. It is being presented for informational purposes only and does not purport to be indicative of the operating results of the Company had the dissolution of Kaptel Associates occurred prior to January 1, 1994, nor the results from future operations.

                    MAUI LAND & PINEAPPLE COMPANY, INC.
               PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                       YEAR ENDED DECEMBER 31, 1994
                              (IN THOUSANDS)

                                        ----------------------------------
                                                  Pro Forma
                                        Actual    Adjustments    Pro Forma
                                        ------    -----------    ---------
Net Sales & Gross Revenue               $125,882          --     $125,882
                                        --------    --------     --------

Cost of goods sold                        67,623                   67,623
Other operating costs and expenses        40,119                   40,119
General and administrative                14,352                   14,352
Equity in losses of joint ventures         4,844      (4,119)(1)      725
Interest                                   5,682                    5,682
                                        --------    --------     --------
  Total Costs and Expenses               132,620      (4,119)     128,501
                                        ========    ========     ========

LOSS BEFORE INCOME TAX                    (6,738)      4,119       (2,619)

INCOME TAX CREDIT                         (2,829)      1,483 (2)   (1,346)
                                        --------    --------     --------
NET LOSS                                  (3,909)      2,636       (1,273)
                                        ========    ========     ========

Per Common Share:
  Net Loss                              $  (2.18)                $  (0.71)
                                        ========    ========     ========

(1) Represents the Company's equity in the losses of Kaptel Associates for the year ended December 31, 1994.

(2)  Represents the estimated tax effect of the pro forma adjustment.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (10) Material Contracts
               A.  Dissolution Agreement, dated October 31, 1995.
                   Attached.

          (27) Financial Data Schedule
               As of September 30, 1995 and for the nine months then ended. Attached.

          (b)  Reports on Form 8-K
               A report on Form 8-K, dated June 29, 1995 and filed on July 3, 1995, included Item 5, Other Information, and no financial statements.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



November 13, 1995             /s/ PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance