Form 10-K
period 1995-12-31
MAUI LAND & PINEAPPLE CO INC
filed 1996-03-29
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                  December 31, 1995


               Commission file number   0-4674

                  MAUI LAND & PINEAPPLE COMPANY, INC.
        (Exact name of registrant as specified in its charter)

              HAWAII                             99-0107542
(State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)

         P.O. Box 187
         120 Kane Street
         KAHULUI, MAUI, HAWAII                       96732-0187
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value, as of February 1, 1996, of the voting stock held by nonaffiliates of the registrant: $50,934,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                Outstanding at February 1, 1996
     Common Stock,
   without Par Value                  1,797,125 Shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 1995 Annual Report to Stockholders.
Part III -- Portions of the Proxy Statement, dated March 29, 1996.
Exhibit Index--pages 17-20.

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

(b)  Financial Information About Industry Segments
     The information set forth under Note 13 to Consolidated Financial Statements on page 18 of the Maui Land & Pineapple Company, Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

(c)  Narrative Description of Business
     The Company's principal activities are Pineapple, Resort and Commercial & Property.
(1)  Pineapple
     In 1995 Maui Pineapple Company, Ltd. recorded an operating loss (before corporate expenses, interest expense and income taxes) of $3.5 million compared to an operating loss of $867,000 in 1994. During the year we focused on meeting case sales volume, pricing objectives, recovery goals and on lowering the unit cost per case. We did achieve higher pricing levels than in 1994, but we were unable to meet our objectives in the other three key measures of performance.
     In 1995 the Island of Maui experienced a severe drought with especially dry conditions on the Haliimaile plantation. Dry weather reduced fruit size and caused sunburned, porous fruit. This in turn lowered recovery in canned pineapple and juice products. The lower recovery resulted in fewer cases packed than originally planned, which raised per case production costs. We reduced some effects of the drought by using drip irrigation systems; however, there was not enough water to adequately irrigate the Haliimaile plantation.

     The Company's overall case volume declined by 5% compared to 1994. In total, canned fruit sales volume was unchanged compared with 1994. The grocery and government segments showed modest gains. Institutional sales moved down sharply due to several customers purchasing large inventories of canned pineapple at the end of 1994.
     Total juice sales volume declined by 11%. The grocery, government and institutional juice segments declined 5%, 82% and 4% respectively. We experienced the largest decline in the government segment due to the loss of the USDA and Department of Defense bids; they were awarded to smaller regional juice packers. Concentrate sales were down 26%, a planned volume reduction. Although sales were down slightly for the year, we did retain our customer base and were able to acquire a number of new customers late in the year. Mainland Jet Fresh and local fresh fruit sales declined in 1995.
     On May 30, 1995, the United States Department of Commerce announced the results of the antidumping investigation and imposed duties of between 2% and 51% on imports by Thailand pineapple companies.
     On June 30, 1995, the International Trade Commission ruled 6-0 in the Company's favor on final injury determination. All four Thai respondents have filed an appeal with the U.S. Trade Court in New York. They are challenging the Department of Commerce's methodology in calculating the duty. They make no challenge to the final determination on injury to the domestic industry. The Company also has filed an appeal with the same court to allow us to introduce new evidence to help the Department of Commerce defend its decision. We do not expect a decision on the appeal before December 1996. We believe the appeal by the Thai respondents adds a degree of uncertainty to the marketplace, which will dampen price increases until the matter is resolved.
     Many Thailand producers shipped additional inventory into the U.S. before the final antidumping determination. This oversupply of canned pineapple continued to exert downward pressure on prices and volume during the first half of the year. By year-end the situation had improved. Drought-related crop conditions in the Far East and the favorable antidumping decision reduced U.S. imports. As a result, most pineapple producers announced moderate fruit price increases beginning in the third quarter. These increases ranged from 8.5% for nationally branded products to 20% for regionally distributed imports.
These conditions allowed Maui Pineapple Company to make its first significant price increase in four years. The increase began to impact revenues in the fourth quarter.
     In 1994 we commenced a modest consumer-focused marketing effort to promote awareness of Hawaiian pineapple. During 1995 we expanded on this effort in selected geographical areas of the U.S., positioning our product as the only 100% Hawaiian U.S.A. canned pineapple.
     We are moving toward our diversification objectives. Soon we will begin selling Costa Rican fresh pineapple to U.S. east coast customers under the label of Royal Coast. This addition of fresh pineapple allows us to provide a line extension to our existing east coast customer base. We are continuing research and development on fresh chilled pineapple and intend to enter this rapidly expanding market in 1996.
     Maui Pineapple Company, Ltd. is the operating subsidiary for pineapple. It owns and operates fully-integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two company-operated plantations on Maui which provided approximately 76% of the fruit processed in 1995. The balance of fruit processed was purchased from independent growers. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice, and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant. Warehouses are maintained at the cannery site for inventory purposes.
     The Company sells pineapple products under buyers' labels principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of its pineapple products is marketed through food brokers. Maui Pineapple Company, Ltd. is the sole supplier of private label, 100% Hawaiian canned pineapple products to United States supermarkets. In 1995, approximately 20 domestic customers accounted for about 51% of pineapple sales.
Export sales, chiefly to Japan, Canada and Western Europe, amounted to approximately 7.1%, 6.2% and 5.2% of total pineapple sales in 1995, 1994 and 1993, respectively. Sales to the U.S. government amounted to approximately 13.1%, 11.8% and 8.5% of total pineapple sales in 1995, 1994 and 1993, respectively. The Company's pineapple sales office is in Concord, California.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products are shipped directly from Hawaii to its customers.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies which produce sizable quantities of pineapple, a significant portion of which is produced in the Philippines. Producers in other foreign countries (particularly Thailand) are also a major source of competition. Foreign production has the advantage of lower hourly labor costs. Other canned fruits and fruit juices are also a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
     To grow and harvest its crops, operate its cannery and sell and market its product, the Company employed approximately 910 year-round employees and hired approximately 590 seasonal workers in 1995.

(2)  Resort
     Kapalua Land Company, Ltd. had an operating profit (before corporate expenses, interest expense and income taxes) of $7.3 million in 1995 compared with an operating loss of $2.2 million in 1994. Most of this improvement was due to the reversal of previously allocated losses from Kaptel Associates, The Ritz-Carlton Kapalua Hotel joint venture. Development activities other than the Kaptel joint venture improved by $900,000 over the previous year while profits from ongoing Resort operations declined by $500,000.
     Although The Ritz-Carlton Kapalua Hotel has consistently generated a positive cash flow from operations, beginning in February 1995 Kaptel was only able to make partial payment on its debt service and defaulted on its loan. NI Hawaii Resort, Inc. (NI), the major general partner, commenced negotiations with the lenders to acquire the loan and on October 31, 1995, the partners concluded an agreement to dissolve the partnership.

As a result, we transferred our 25% ownership interest in the partnership to NI and reversed all of the previously allocated losses. This represents an increase in earnings of $5.0 million for 1995 compared to an allocated loss of $4.1 million in 1994.
     An amended management agreement was also negotiated with The Ritz-Carlton Hotel Company as the hotel operator and a revised ground lease was negotiated with us. Under the terms of the agreement, we retain ownership of the land (subject to a $65 million first mortgage) with a reduced rent, but with important controls related to the use of this property. Additionally, $4.75 million of off-site construction loan debt is to be repaid solely from ground rent and any balance remaining on the loan at January 1, 1999 will be canceled. We will not recognize any ground rent income until 1999.
     Since April of last year, the owners of the Kapalua Bay Hotel actively tried to sell the hotel, but were unsuccessful in their efforts. In December 1995, the owners filed bankruptcy under Chapter 11 and are presently still trying to conclude a sale. Under terms of our ground lease, we have a right of first refusal regarding any potential sale. Our primary interest is to make sure the hotel is properly positioned with strong financial ownership and experienced quality management.
     Other development activities at the Resort included the sale of one of the remaining five lots in Plantation Estates Phase I. As a result, Plantation Club Associates contributed $152,000 to operating profits. In 1994 the Resort's share of the loss from this joint venture was $766,000. Real estate activity within the Resort slowed during 1995, but prices remained stable.
     Capital expenditures for the Resort water system and sewer capacity decreased from $3.4 million in 1994 to $800,000 in 1995. Last year we completed payment on water system improvements needed to comply with the Environmental Protection Agency Safe Drinking Water Act. On December 12, 1995, the Public Utility Commission ruled favorably on our application for a rate increase for our water and waste treatment companies. This increase provides a fair return on our investment in water system infrastructure and will have a positive impact on our operating results going forward. We also continued our funding of the expansion of the Lahaina Sewage Treatment Plant and expect to make our final payment in 1996. This investment provides us with the required sewage capacity for future development.

     Resort on-going operations posted a profit of $2.3 million in 1995 compared with a profit of $2.8 million in 1994. Resort revenues were $34.3 million in 1995 compared to $34.1 million in 1994. Cash flow from Resort operations increased to $5.0 million from $4.4 million in 1994. Maui destination resorts experienced a modest increase in occupancy in 1995. Resort occupancy at Kapalua remained the same at 56%. This was well below the average occupancy for Maui as competition in the over-built luxury hotel market remains intense.
     In our recreation departments, the number of paid golf rounds declined by 2% from 1994 levels, but total golf and merchandise revenues were up slightly. Tennis play was comparable with prior year levels and profitability improved.
     Our Kapalua villa program continues to grow with a 7% increase in the number of units in the program, a 10% increase in the number of occupied rooms and a 7% improvement in profitability. The addition of a sales representative in February resulted in a noticeable impact on bookings late in the year.
     The Kapalua Resort development is a destination resort community in West Maui. The resort borders the ocean and includes two hotels, 528 condominium units, three residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot commercial shopping center, restaurants, a water utility and a waste transmission utility.
     Kapalua Land Company, Ltd. is the development and operating subsidiary for the Kapalua Resort. It operates the golf and tennis facilities, the commercial shopping center, a short-term vacation rental program (The Kapalua Villas) and certain retail outlets in the Kapalua Resort. It is the provider of certain services to the resort including shuttle, security and the maintenance of common areas. Kapalua Land Company, Ltd. also receives rental income from the lease of certain properties to third parties.
     Kapalua Realty Company, Ltd. (a wholly-owned subsidiary of Kapalua Land Company, Ltd.) is a general brokerage real estate company located within the resort. Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. (wholly-owned subsidiaries of the Company) are public utilities providing water and waste transmission services to the Kapalua Resort.

     Kapalua Land Company, Ltd. and Rolfing Partners formed a joint venture in 1988 to finance and develop a third 18-hole golf course and Plantation Estates Phase I and Phase II, two residential development projects at Kapalua. Four lots in Plantation Estates Phase I and allocated planning and offsite costs related to Plantation Estates Phase II remain in inventory at December 31, 1995.
     Kapalua Investment Corp. (KIC), a wholly-owned subsidiary of the Company, was a general partner in Kaptel Associates, the partnership that owned The Ritz-Carlton Kapalua Hotel. In October of 1995 KIC transferred its 25% interest in Kaptel to the major general partner, NI Hawaii Resorts, Inc.
     The Kapalua Resort faces substantial competition from existing and planned resort developments throughout Hawaii and the world. Kapalua is adjacent to the Napili resort area and is approximately five miles from the Kaanapali resort area.
     The Company employed approximately 370 employees in its resort operations at December 31, 1995.

(3)  Commercial & Property
     The Company's Commercial & Property business segment produced a substantially lower operating profit in 1995 on about the same level of revenues as compared to 1994. Revenues were $10.1 million compared to $10.6 million in 1994. Operating profit (before corporate expenses, interest expense and income taxes) was $3.6 million compared to $5.4 million in 1994. Land sales arising from four transactions contributed a total of $3.4 million profit and cash flow in 1995. The largest of these, the final payment from the State of Hawaii for the 50-acre parcel taken under condemnation for the King Kekaulike High School, was received in June and amounted to $1.8 million. Three other transactions involved the sale of homes on Baldwin Avenue in Makawao which generated $1.6 million in operating profit and cash flow.
     Kaahumanu Center's results were lower than expected due to the depressed level of retail sales on Maui caused by the relatively weak local economy. Job layoffs in the sugar industry, a low level of construction activity and continued weakness in the visitor industry all combined in 1995 to result in a poor business environment for retailers on the Island. Kaahumanu Center, while achieving a dominant position as the largest retail center, was negatively affected throughout the year by the weak economy. While Kaahumanu Center's main market has been and will continue to be Island residents, the Center has improved its attractions for Maui's visitors. JTB, Japan's largest tour company, has signed a lease and started construction of its "Oli Oli Station," a briefing and processing facility for JTB's group tour business. Approximately 50,000 visitors are expected to use this facility in its first year of operation. Kaahumanu Center is also the terminus for the West Maui, South Maui and Airporter bus systems, effectively Maui's only mass transportation system.
     Commercial & Property includes Kaahumanu Center, Napili Plaza and other non-resort property rentals and sales. Kaahumanu Center is a regional shopping mall and office building located in Kahului on the Island of Maui. On December 31, 1995, 94% of the available gross leasable area was occupied by 114 tenants. The Center's primary competitor is the Maui Mall which is located within one mile of Kaahumanu Center.
     Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. The first tenants in Napili Plaza began operation in January of 1992. As of December 31, 1995, 80% of the gross leasable area was occupied by 18 tenants. Napili Plaza faces competition from several other retail locations in the Napili area.
     In June of 1993 Kaahumanu Center Associates (KCA) was formed to finance the expansion of and to own and operate the Kaahumanu Center. KCA is a partnership between the Company as general partner and the Employees' Retirement System of the State of Hawaii (ERS) as a limited partner. As of April 30, 1995, the Company and ERS each have a 50% ownership interest in KCA. Prior to that, the ownership interests were 99% for the Company and 1% for ERS. The renovation which was completed in November of 1994, expanded the Center from approximately 315,000 to 572,000 square feet of gross leasable area.

(4)  Other Information
     The Company engages in continuous research to develop techniques to reduce costs through crop production innovations. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $410,000 in 1995, $375,000 in 1994 and $416,000 in 1993.
     The Company has reviewed its compliance with Federal, State and local provisions which regulate the discharge of materials into the environment. It does not expect any material financial impact as a result of compliance with these laws.
     The Company's method of disposing of pineapple processing waste water utilizes underground injection wells. In recent years, such methods have come under the scrutiny of the regulatory agencies. The Company's capital expenditure budget for 1996 includes $2 million for a system which will totally replace the existing method of disposing of processing waste water.
     In total, the Company employed approximately 1,940 people in 1995.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales.
     Export sales only arise through the pineapple company. Export sales of pineapple products are made chiefly to Japan, Western Europe and Canada. For the last three years these sales did not exceed 10% of total consolidated revenues.

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on the Island of Maui. This land, most of which was acquired from 1911 to 1932, is carried at cost. The Company believes it has clear and unencumbered marketable title to all of the preceding property except for the following:
 (1) a mortgage on the fee and leasehold interest of the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to the ground lessee for up to $65 million (See Note 3 to Consolidated Financial Statements in the Maui Land & Pineapple Company, Inc. 1995 Annual Report to Shareholders.);
 (2) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
 (3) certain existing easements and rights-of-way that do not materially affect the Company's use of such property;
 (4) a mortgage on the three golf courses at Kapalua, which secures the Company's $22 million revolving credit arrangement;
 (5) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres; and
 (6) a small percentage of the Company's land in various locations on which multiple claims exist and for which the Company has initiated quiet title actions.
     Approximately 22,400 acres of the Company's land are located in West Maui, approximately 6,200 acres are located at its Haliimaile plantation in central Maui, and approximately 28 acres are located in Kahului, Maui.
The 22,400 acres in West Maui comprise a largely contiguous parcel which extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The Haliimaile property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala.
     Approximately 6,400 acres of Company-owned land are used directly or indirectly in the pineapple operations and approximately 1,500 acres are designated for the Kapalua resort. The Kahului acreage includes offices, a can manufacturing plant and pineapple processing cannery with interconnected warehouses at the cannery site where finished product is stored. The remaining land is primarily in pasture or forest reserve.
     Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covers approximately 1,500 acres of land. The balance of the leased property is covered under eleven leases expiring variously through 2012. The aggregate land rental for these leases was $390,000 in 1995.

Item 3.   LEGAL PROCEEDINGS
     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
          MATTERS
     The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1995 Annual Report to
Stockholders is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected Financial Data" on page 20 of the Maui Land & Pineapple Company, Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 23 of the Maui Land & Pineapple Company, Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated Financial
Statements" and "Notes to Consolidated Financial Statements" on pages 7 through 18 of the Maui Land & Pineapple Company, Inc. 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the captions "Compliance with Section 16(a) of the Exchange Act" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 29, 1996, is incorporated herein by reference. The Company has the following executive officers:
                         Principal Occupation
Name                     During Last 5 Years
Gary L. Gifford          President & Chief Executive Officer since April
(Age 48)                 1995; Executive Vice President/Resort from 1987 to
                         1995.

Paul J. Meyer            Executive Vice President/Finance since 1984;
(Age 48)                 Treasurer since 1994.

Douglas R. Schenk        Executive Vice President/Pineapple since 1995;
(Age 43)                 Vice President/Pineapple from 1993 to 1995;
                         Cannery Manager of Maui Pineapple Company, Ltd.
                         from 1989 to 1993.

Donald A. Young          Executive Vice President/Resort since April 1995;
(Age 48)                 Executive Vice President/Operations of Kapalua
                         Land Company, Ltd. from 1992 to 1995; Vice
                         President/Operations of Kapalua Land Company, Ltd.
                         from 1985 to 1992.

Scott A. Crockford       Vice President/Retail Property since 1995;
(Age 40)                 General Manager of Kaahumanu Center from 1989 to
                         1995.

Julie L. Salady          Vice President/Human Resources since 1995;
(Age 32)                 Director of Human Resources from 1991 to 1995.

Warren A. Suzuki         Vice President/Land Management since October 1995;
(Age 43)                 Vice President/Construction & Planning of Kapalua
                         Land Company, Ltd. from May 1995 to October 1995;
                         Director of Project Coordination of Kapalua Land
                         Company, Ltd. from 1988 to 1995.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive Compensation" on pages 9 through 11 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 29, 1996, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information set forth under the caption "Security Ownership of
Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 29, 1996, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on pages 13 to 14 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 29, 1996, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:
     Consolidated Balance Sheets, December 31, 1995 and 1994
     Consolidated Statements of Operations and Retained Earnings for
          the Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 1995, 1994 and Period from June 23, 1993 (Date of Formation) Through December 31, 1993 are filed as exhibits.

     The Financial Statements of Kaptel Associates for the Years Ended December 31, 1994 and 1993 are filed as exhibits.

     (a) (3)  Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 17 to 20 of this Form 10-K.

     (b) (3)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    MAUI LAND & PINEAPPLE COMPANY, INC.


March 29, 1996                 By   /s/GARY L. GIFFORD
                                   Gary L. Gifford
                                    President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/MARY C. SANFORD                         Date     March 29, 1996
     Mary C. Sanford
     Chairman of the Board


By /s/RICHARD H. CAMERON                      Date     March 29, 1996
      Richard H. Cameron
      Vice Chairman of the Board


By /s/PAUL J. MEYER                           Date     March 29, 1996
      Paul J. Meyer
     Exec. Vice Pres./Finance & Treasurer


By /s/TED PROCTOR                             Date     March 29, 1996
      Ted Proctor
     Controller & Assistant Treasurer


By /s/PETER D. BALDWIN                        Date     March 29, 1996
      Peter D. Baldwin
      Director


By /s/JOSEPH W. HARTLEY, JR.                  Date     March 29, 1996
      Joseph W. Hartley, Jr.
      Director


By /s/RANDOLPH G. MOORE                       Date     March 29, 1996
      Randolph G. Moore
      Director


By /s/FRED E. TROTTER III                     Date     March 29, 1996
      Fred E. Trotter III
      Director



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

10.      Material Contracts
10.1(i) Revolving and Term Loan Agreement, dated as of December 31, 1992. Exhibit (10)A to Form 10-K for the year ended December 31, 1992.
   (ii) First Loan Modification Agreement, dated and effective as of March 1, 1993. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1993.
  (iii) Second Loan Modification Agreement, dated September 8, 1993. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1993.
   (iv) Third Loan Modification Agreement, dated September 30, 1994. Exhibit (10)B to Form 10-K for the year ended December 31, 1993.
    (v)  Fourth Loan Modification Agreement, dated March 8, 1994.  Exhibit
         (10)A to Form 10-K for the year ended December 31, 1993.
   (vi)  Fifth Loan Modification Agreement, dated as of December 31, 1994.
         Exhibit 10.1(vi) to Form 10-K for the year ended December 31,
         1994.
  (vii) Sixth Loan Modification Agreement, effective as of March 31, 1995. Exhibit (10) to Form 10-Q for the quarter ended June 30, 1995.
 (viii)* Seventh Loan Modification Agreement, effective as of December 31,
         1995.

10.2(i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 18, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
   (ii)  Cost Overrun Guaranty Agreement, dated June 28, 1993.  Exhibit
         (10)B of Form 10-Q for the quarter ended June 30, 1993.
  (iii)  Environmental Indemnity Agreement, dated June 28, 1993.  Exhibit
         (10)C to Form 10-Q for the quarter ended June 30, 1993.
   (iv) Indemnity Agreement, dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
    (v) Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
   (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.



  (vii) Conversion Agreement, dated April 27, 1995. Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
 (viii) Indemnity Agreement, dated April 27, 1995. Exhibit (10)D to Form 8-K, dated as of April 30, 1995.

10.3(i) Note Purchase Agreement between John Hancock Mutual Life Insurance Company and Maui Land & Pineapple Company, Inc., dated September 9, 1993. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1993.
   (ii) First Amendment to Note Purchase Agreement dated as of March 30, 1994. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1994.
  (iii)* Second Amendment to Note Purchase Agreement, dated as of November 13, 1995.

10.4(i)  The following relate to the Ritz-Carlton Kapalua Hotel:
         Partnership Agreement; Development Agreement; Operating Agreement; Hotel Ground Lease; Supplemental Agreement; Construction Loan Agreement; Promissory Note; Real Property Mortgage; Leasehold Mortgage. Exhibit (10)A-I to Form 10-Q for the quarter ended September 30, 1990.
   (ii) Dissolution Agreement, dated October 31, 1995. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1995.
  (iii)* First Mortgage, Security Agreement, Financing Statement and Assignment of Rentals covering the fee simple interest and the leasehold interest, securing a loan of $65,000,000, dated February 24, 1996.
   (iv)* Subordination, Nondisturbance and Attornment Agreement (Ground Lessor), dated February 24, 1996.
    (v)* Hotel Ground Lease by and between Maui Land & Pineapple Company, Inc. (Lessor) and NI Hawaii Resort, Inc. (Lessee), effective January 1, 1996.
   (vi)* Amendment Relating to Off-Site Loan, dated January 9, 1996 and Effective January 1, 1995.
  (vii)* Letter Agreement, dated January 1, 1996, Re: Nonrecourse Open Account For Off-Site Improvements.
 (viii)* Agreement with NI Hawaii Resort, Inc. (Ground Lease), dated January 9, 1996.
   (ix)* Amendment and Restatement of Tennis Operating Agreement by and between Kapalua Land Company, Ltd. (Operator) and NI Hawaii Resort, Inc. (Owner), dated January 9, 1996.
    (x)* Assignment Agreement (Assignment of Amended and Restated Tennis Operating Agreement), dated January 9, 1996.
   (xi)* Golf Course Use Agreement by and between Maui Land & Pineapple Company, Inc. and NI Hawaii Resort, Inc. dated, January 9, 1996.
  (xii)* Memorandum of Understanding between Maui Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc., effective October 31, 1995.


 (xiii)* Supplemental Agreement, entered into among Maui Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc. as of February 15, 1996.
  (xiv)* Release of Real Property Mortgage, Security Agreement and Financing Statement, dated March 12, 1996.

10.5 Partnership Agreement of Plantation Club Associates, dated November 10, 1988. Exhibit (10)A to Form 10-K for the year ended December 31, 1988.

10.6 Fifteen million dollar ($15 million) Promissory Note, dated March 31, 1986, for the acquisition of Kaahumanu Center. Exhibit (10)C to Form 10-K for the year ended December 31, 1986.

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

13.* Annual Report to security holders. Maui Land & Pineapple Company, Inc. 1995 Annual Report.

21.      Subsidiaries of registrant:
         All of the following were incorporated in the State of Hawaii:
              Maui Pineapple Company, Ltd.
              Kapalua Land Company, Ltd.
              Kapalua Investment Corp.
              Kapalua Water Company, Ltd.
              Kapalua Waste Treatment Company, Ltd.
              Honolua Plantation Land Company, Ltd.

27.*     Financial Data Schedule.





99.      Additional Exhibits.

99.1* Financial Statements of Kaahumanu Center Associates for the years ended December 31, 1995 and 1994 and period from June 23, 1993 (date of formation) through December 31, 1993.

99.2 Financial Statements of Kaptel Associates for the years ended December 31, 1994 and 1993. Exhibit 99.1 to Form 10-K for the year ended December 31, 1994.