Form 10-Q
period 1996-03-31
MAUI LAND & PINEAPPLE CO INC
filed 1996-05-14
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996

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

         Class                      Outstanding at May 1, 1996
Common Stock, no par value               1,797,125 shares


               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - March 31, 1996 (Unaudited)
     & December 31, 1995                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended March 31, 1996 & 1995 (Unaudited)       4

  Condensed Statements of Cash Flows
     Three Months Ended March 31, 1996 & 1995 (Unaudited)       5

  Notes to Condensed Financial Statements (Unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 7

PART II.  OTHER INFORMATION                                     9



PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS


                                                  Unaudited
                                                  03/31/96    12/31/95
                                                (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                            $    237     $   166
  Accounts and notes receivable                     12,095      13,142
  Inventories                                       19,713      19,675
  Other current assets                               3,666       3,571
                                                  --------    --------
    Total current assets                            35,711      36,554

Property                                           187,361     185,175
  Accumulated depreciation                         (98,735)    (96,618)
                                                  --------    --------
    Property - net                                  88,626      88,557

Other Assets                                        12,006      11,974
                                                  --------    --------
  TOTAL                                            136,343     137,085
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                             5,187       5,761
  Other current liabilities                          6,514       7,365
                                                  --------    --------
    Total current liabilities                       11,701      13,126
Long-Term Liabilities
  Long-term debt and capital lease obligations      35,916      36,227
  Accrued retirement benefits                       22,718      22,594
  Other long-term liabilities                        6,518       6,268
                                                  --------    --------
    Total long-term liabilities                     65,152      65,089
Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 47,172      46,552
                                                  --------    --------
  Stockholders' Equity                              59,490      58,870
                                                  --------    --------
                                                  $136,343    $137,085
  TOTAL                                           ========    ========

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
                                            Three Months Ended
                                            3/31/96    3/31/95
                                          (Dollars in Thousands
                                           Except Share Amounts)
REVENUES
  Net sales                               $22,014      $19,893
  Operating income                          7,023        8,933
  Other income                              1,262        1,131
                                          -------      -------
  Total Revenues                           30,299       29,957
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       15,597       14,648
  Operating expenses                        5,540        6,327
  Shipping and marketing                    3,194        2,803
  General and administrative                3,761        4,361
  Equity in losses of
    joint ventures                            293        1,746
  Interest                                    930        3,035
                                          -------      -------
  Total Costs and Expenses                 29,315       32,920
                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES             984       (2,963)

INCOME TAXES (CREDIT)                         364       (1,096)
                                          -------      -------

NET INCOME (LOSS)                             620       (1,867)

RETAINED EARNINGS, BEGINNING OF PERIOD     46,552       48,111
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           47,172       46,244
                                          =======      =======

PER COMMON SHARE

  Net Income (Loss)                       $   .34     $  (1.04)
                                          =======      =======


See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Three Months Ended
                                            3/31/96    3/31/95
                                         (Dollars in Thousands
                                          Except Share Amounts)

Net Cash Provided By
  Operating Activities                    $ 1,412      $   702
                                          -------      -------
Investing Activities
  Purchases of property                    (1,592)      (3,197)
  Proceeds from disposal of property          504          715
  Other                                       165       (1,753)
                                          -------      -------
Net Cash Used In Investing Activities        (923)      (4,235)
                                          -------      -------
Financing Activities
  Payments of long-term debt and capital
    lease obligations                      (2,168)        (571)
  Proceeds from long-term debt              1,750        3,311
  Proceeds from short-term debt                --          944
                                          -------      -------

Net Cash Provided By (Used In)
  Financing Activities                       (418)       3,684
                                          -------      -------

Net Increase in Cash                           71          151

Cash At Beginning of Period                   166        2,269
                                          -------      -------

Cash At End of Period                     $   237      $ 2,420
                                          =======      =======


Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,536,000 and $3,709,000 was paid during the three months ended March 31, 1996 and 1995, respectively. Income tax refunds (net of payments) of $33,000 were received during the three months ended March 31, 1995.



See accompanying Notes to Condensed Financial Statements.

               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended March 31, 1996 and 1995.

2. The Company's reports for interim periods utilize numerous estimates of production, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1996 and 1995 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Inventories as of March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                             03/31/96    12/31/95

     Pineapple products                      $13,170     $13,920
     Real estate held for sale                   393         340
     Merchandise, materials and supplies       6,150       5,415
                                             -------     -------
     Total Inventories                       $19,713     $19,675
                                             =======     =======

5. Average common shares outstanding for the interim periods ended March 31, 1996 and 1995 were 1,797,125.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the first quarter of 1996 was $620,000. For the first quarter of 1995, the Company incurred a net loss of $1.9 million.

Operating profits from the Company's Pineapple and Resort operations and lower interest expense resulting from a reduced debt level contributed to improved results in 1996. Additionally, the Company's equity in the losses of Kaptel Associates increased the net loss for the first quarter of 1995 by $1.1 million. Kaptel Associates joint venture was dissolved in October 1995.

Pineapple

The Company's Pineapple operations generated higher revenues in 1996 on similar case sales volume as the first quarter of 1995, due to improved prices. Higher prices were largely the result of the favorable ruling in 1995 on the anti-dumping case against the Thai pineapple producers and weather-related production problems experienced by foreign producers in 1995. Increased revenues resulted in an operating profit for the Company's Pineapple operations for the first quarter of 1996 compared to an operating loss for the same period a year earlier.

Resort

Kapalua Resort produced an operating profit in the first quarter of 1996 compared to an operating loss for the first quarter of 1995. The improved operating performance results from ongoing resort operations and reduced equity in losses from joint venture investments.

Kapalua Resort's ongoing operations generated higher revenues and operating profits for the first quarter of 1996 compared to the first quarter of 1995 as merchandise sales, paid rounds of golf and resort occupancies increased. These results largely reflect higher visitor counts on the Island of Maui.

Commercial & Property

Revenue and operating profits from the Commercial & Property segment decreased in the first quarter of 1996 compared to the first quarter of 1995. These decreases are primarily attributed to the exclusion of Kaahumanu Center Associates (KCA) from the Company's consolidated financial statements as of April 30, 1995. Since May of 1995 the Company's interest in KCA was reduced from 99% to 50% and the Company began accounting for its investment by the equity method.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's total debt including capital leases was $37.1 million, the Company's lowest debt level in over five years. The higher level of debt in prior years resulted largely from capital expenditures related to the expansion and renovation of Kaahumanu Center and other investment activities and, to a lesser extent, negative cash flows from operating activities.

The Company's cash requirements normally increase during the months of May through August each year because that is the peak pineapple canning period. In 1996 these peak cash flow needs will be funded with short-term borrowings under lines of credit. As of March 31, 1996, the Company had $9.1 million of unused short- and long-term lines of credit available. Aside from seasonal increases in borrowing, the Company believes that total debt will be further reduced by year-end 1996 as a result of positive cash flows from operations.

Capital expenditures in 1996 are expected to be approximately $6.6 million for new equipment and for replacement of existing equipment. These expenditures include $2 million to replace the processing water disposal system presently used by the Company's pineapple cannery. In addition to these capital expenditures the Company expects to contribute approximately $1.2 million to the County of Maui for its share of increased capacity in the West Maui sewer system. The Company expects to fund these expenditures with cash flows from operations and with capital leases.

PART II   OTHER INFORMATION

Item 5.   Other Information
          In an April 29, 1996 letter to the Harry Weinberg Family Foundation, Inc., Mary Cameron Sanford, who chairs the Company's Board of Directors and whose family owns about 40% of the Company's stock, stated she would recommend that the Company's Board of Directors appoint a Foundation representative as a director at the August 2, 1996 Board meeting based on certain understandings, including agreements that while the representative serves, for approximately two years the Foundation will not acquire additional stock of the Company or seek additional board representation, subject to various conditions and exceptions. The Foundation confirmed those understandings in a letter
          dated April 30, 1996.   Ms. Sanford's letter was
          unanimously approved by Company's Board at its May 3, 1996 meeting. The Foundation is a public charitable foundation that owns 37.1% of the Company's stock.

          Ms. Sanford's April 29, 1996 letter, and the
          Foundation's April 30, 1996 letter, are filed herewith as exhibits and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          (10) Material Contrasts
               A.   Letter to Mr. Darrell D. Friedman from Mary
                    Cameron Sanford dated April 29, 1996.
                    Attached.
               B.   Letter to Mary Cameron Sanford from Darrell
                    D. Friedman dated April 30, 1996.  Attached.

          (27) Financial Data Schedule
               A. As of March 31, 1996 and for the three months then ended. Attached.

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



May 14, 1996                  /S/ PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance