Form 10-Q
period 1996-06-30
MAUI LAND & PINEAPPLE CO INC
filed 1996-08-05
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

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

         Class                      Outstanding at August 1, 1996
Common Stock, no par value               1,797,125 shares




               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - June 30, 1996 (Unaudited)
     & December 31, 1995                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended June 30, 1996 & 1995 (Unaudited)        4

  Condensed Statements of Operations and Retained Earnings,
     Six Months Ended June 30, 1996 & 1995 (Unaudited)          5

  Condensed Statements of Cash Flows,
     Six Months Ended June 30, 1996 & 1995 (Unaudited)          6

  Notes to Condensed Financial Statements (Unaudited)           7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 8

PART II.  OTHER INFORMATION                                    10




PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS
                                                  06/30/96
                                                (Unaudited)   12/31/95
                                                (Dollars in Thousands)
                                ASSETS

Current Assets
  Cash                                            $    855     $   166
  Accounts and notes receivable                     11,393      13,142
  Inventories                                       25,588      19,675
  Other current assets                               3,705       3,571
                                                  --------    --------
    Total current assets                            41,541      36,554

Property                                           188,569     185,175
  Accumulated depreciation                        (100,845)    (96,618)
                                                  --------    --------
    Property - net                                  87,724      88,557

Other Assets                                        10,237      11,974
                                                  --------    --------
  TOTAL                                            139,502     137,085
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                 14,700          --
  Trade accounts payable                             7,026       5,761
  Other current liabilities                          8,064       7,365
                                                  --------    --------
    Total current liabilities                       29,790      13,126
Long-Term Liabilities
  Long-term debt and capital lease obligations      21,266      36,227
  Accrued retirement benefits                       22,640      22,594
  Other long-term liabilities                        6,792       6,268
                                                  --------    --------
    Total long-term liabilities                     50,698      65,089

Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 46,696      46,552
                                                  --------    --------
  Stockholders' Equity                              59,014      58,870
                                                  --------    --------
                                                  $139,502    $137,085
  TOTAL                                           ========    ========

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)



                                            Three Months Ended
                                            6/30/96    6/30/95
                                          (Dollars in Thousands
                                           Except Share Amounts)

REVENUES
  Net sales                               $22,889      $17,869
  Operating income                          5,321        6,240
  Other income                                562        2,091
                                          -------      -------
  Total Revenues                           28,772       26,200
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       15,733       12,812
  Operating expenses                        5,244        5,605
  Shipping and marketing                    3,620        3,172
  General and administrative                3,832        3,791
  Equity in losses of joint ventures          265        2,440
  Interest                                    841        1,768
                                          -------      -------
  Total Costs and Expenses                 29,535       29,588
                                          -------      -------

LOSS BEFORE INCOME TAXES                     (763)      (3,388)
INCOME TAX CREDIT                            (287)      (1,190)
                                          -------      -------

NET LOSS                                     (476)      (2,198)

RETAINED EARNINGS, BEGINNING OF PERIOD     47,172       46,244
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           46,696       44,046
                                          =======      =======

PER COMMON SHARE

  Net Loss                                $  (.26)     $ (1.22)
                                          =======      =======


See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)


                                             Six Months Ended
                                            6/30/96    6/30/95
                                          (Dollars in Thousands
                                           Except Share Amounts)

REVENUES
  Net sales                               $45,394      $37,762
  Operating income                         11,853       15,173
  Other income                              1,824        3,222
                                          -------      -------
  Total Revenues                           59,071       56,157
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       31,330       27,460
  Operating expenses                       10,784       11,932
  Shipping and marketing                    6,814        5,975
  General and administrative                7,593        8,152
  Equity in losses of joint ventures          558        4,186
  Interest                                  1,771        4,803
                                          -------      -------
  Total Costs and Expenses                 58,850       62,508
                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES             221       (6,351)
INCOME TAXES (CREDIT)                          77       (2,286)
                                          -------      -------

NET INCOME (LOSS)                             144       (4,065)

RETAINED EARNINGS, BEGINNING OF PERIOD     46,552       48,111
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           46,696       44,046
                                          =======      =======

PER COMMON SHARE

  Net Income (Loss)                       $   .08      $ (2.26)
                                          =======      =======



See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                             Six Months Ended
                                          6/30/96       6/30/95
                                         (Dollars in Thousands)

Net Cash Provided by (Used In)
  Operating Activities                  $ 3,497         $(1,743)
                                        -------         -------
Investing Activities
  Purchases of property                  (3,465)         (4,330)
  Proceeds from disposal of property        526             720
  Reimbursements from Kaahumanu
    Center Associates                        --          11,225
  Other                                     553          (2,227)
                                        -------         -------
Net Cash Provided by (Used In)
  Investing Activities                   (2,386)          5,388
                                        -------         -------
Financing Activities
  Payments of long-term debt & capital
    lease obligations                    (5,472)        (13,403)
  Proceeds from long-term debt            5,050           7,988
  Proceeds (payment) of short-term debt      --             335
                                        -------         -------

Net Cash Provided by (Used In)
  Financing Activities                     (422)         (5,080)
                                        -------         -------

Net Increase (Decrease) In Cash             689          (1,435)

Cash At Beginning of Period                 166           2,269
                                        -------         -------

Cash At End of Period                   $   855         $   834
                                        =======         =======

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $1,989,000 and $5,055,000 was paid during the six months ended June 30, 1996 and 1995, respectively. Income taxes of $185,000 were paid during the six months ended June 30, 1996. Income tax refunds (net of payments) of $33,000 were received during the six months ended June 30, 1995. See also Note 5 to Condensed Financial Statements.

See accompanying Notes to Condensed Financial Statements.



               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended June 30, 1996 and 1995.

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

4. Inventories as of June 30, 1996 and December 31, 1995 were as follows (in thousands):

                                            06/30/96    12/31/95

     Pineapple products                      $19,127     $13,920
     Real estate held for sale                   393         340
     Merchandise, materials and supplies       6,068       5,415
                                             -------     -------
     Total Inventories                       $25,588     $19,675
                                             =======     =======

5. Effective April 30, 1995, the Employees' Retirement System of the State of Hawaii (ERS) converted its $30.6 million loan to an additional 49% ownership in Kaahumanu Center Associates (KCA). After the conversion, the Company no longer consolidated KCA, but accounted for its investment in KCA by the equity method. This resulted in a decrease to the Company's consolidated assets and consolidated debt of approximately $76 million.

6. Average common shares outstanding for the interim periods ended June 30, 1996 and 1995 were 1,797,125.





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

The Company incurred a consolidated net loss for the second quarter of 1996 of $476,000 compared to a net loss of $2.2 million for the second quarter of 1995. For the first half of 1996, consolidated net income was $144,000 compared to a net loss of $4.1 million for the first half of 1995.

The Company's Pineapple and Resort segments and lower interest expense due to a reduced debt level contributed to the improved results in 1996. The net losses for the second quarter and first half of 1995 included $1.4 million and $2.5 million, respectively, representing the Company's equity in losses of Kaptel Associates, which was dissolved in October 1995.

Pineapple

Pineapple operations generated increased revenues for the second quarter and first half of 1996 compared to the same periods in 1995 due to higher prices and increased sales volume. The improved prices and volume largely reflect the favorable ruling in 1995 on the anti-dumping case against the Thai pineapple producers. Operating profits were $926,000 and $1.6 million for the second quarter and the first half of 1996, respectively, compared to operating losses of $853,000 and $1.2 million for the same periods in 1995.

Resort

Resort ongoing operations generated higher revenues in the second quarter and first half of 1996 compared to the same periods in 1995, principally reflecting increased merchandise sales and higher villa rental income. The Resort segment contributed operating profits in the second quarter and first half of 1996 compared to operating losses for the same periods in 1995. The operating profits for the second quarter and first half of 1996 reflect decreased equity in losses from joint venture investments and improved operating performance from the Resort's ongoing operations for the first half of 1996.

Commercial & Property

Commercial & Property operations reported lower revenues for the second quarter and first half of 1996 compared to the same periods in 1995. As a result, this segment posted an operating loss for the second quarter of 1996 compared to operating profits a year earlier. The first half of 1996 provided lower operating profits compared to the same period in 1995. The reduction in revenues and operating profits in 1996 primarily reflected fewer real estate sales. The exclusion of Kaahumanu Center Associates from the Company's consolidated financial statements since April of 1995 also contributed to the lower revenues in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt, including capital leases was $37.1 million at June 30, 1996, compared to $37.5 million at December 31, 1995. At June 30, 1996, the Company had unused lines of credit of $8.6 million which principally expire at June 30, 1997. Before year-end 1996, the Company expects to modify and extend its existing credit lines and to reduce total debt as a result of positive cash flows from operating activities. Also some of the Company's existing debt may be refinanced with the proceeds of new long-term debt.

For the first half of 1996 the Company produced positive cash flows from operating activities of $3.5 million. These cash flows were used primarily to fund capital expenditures for equipment replacements. For the remainder of 1996 capital expenditures are expected to be approximately $3 million. Some of the 1996 capital expenditures are expected to be financed with capital leases.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

          On May 3, 1996, at the annual meeting of the Company's shareholders, the following matters were voted upon:

          Election of Class Three Directors for a three-year term:

                                   Shares Voted         Shares
                                       For             Withheld

          Mary C. Sanford            1,617,234          36,440
          Richard H. Cameron         1,614,304          39,370

          Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 1996:

          Shares for:         1,620,362
          Shares against:        30,709
          Shares abstained:       2,603

Item 5.   Other Information

          Effective July 15, 1996, Samuel K. Himmelrich, Sr. of the Harry Weinberg Family Foundation, Inc. was appointed to the Board of Directors of the Company.
          Mr. Himmelrich replaces Joseph W. Hartley, Jr.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (27) Financial Data Schedule
               As of June 30, 1996 and for the six months then ended. Attached.

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the period covered by this report.











                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



August 5, 1996                /S/ PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance