Form 10-Q
period 1996-09-30
MAUI LAND & PINEAPPLE CO INC
filed 1996-11-12
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996

                 Commission file number  0-6510

                 MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

           HAWAII                          99-0107542
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

P.O. Box 187, KAHULUI, MAUI, HAWAII   96732
(Address of principal executive offices)

(808) 877-3351
(Registrant's telephone number, including area code)


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

         Class                    Outstanding at November 1, 1996
Common Stock, no par value               1,797,125 shares

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  Condensed Balance Sheets - September 30, 1996 (Unaudited)
     & December 31, 1995                                        3

  Condensed Statements of Operations and Retained Earnings,
     Three Months Ended September 30, 1996 & 1995 (Unaudited)   4

  Condensed Statements of Operations and Retained Earnings,
    Nine Months Ended September 30, 1996 & 1995 (Unaudited)     5

  Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1996 & 1995 (Unaudited)     6

  Notes to Condensed Financial Statements (Unaudited)           7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    12

Item 5.   Other Information                                    13

Item 6.   Exhibits and Reports on Form 8-K                     14

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

         MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED BALANCE SHEETS
                                                  Unaudited
                                                   9/30/96    12/31/95
                                                (Dollars in Thousands)
                                ASSETS

Current Assets
  Cash                                            $    465     $   166
  Accounts and notes receivable                     17,581      13,142
  Inventories                                       24,547      19,675
  Other current assets                               3,989       3,571
                                                  --------    --------
    Total current assets                            46,582      36,554

Property                                           189,469     185,175
  Accumulated depreciation                        (102,916)    (96,618)
                                                  --------    --------
    Property - net                                  86,553      88,557

Other Assets                                        10,365      11,974
                                                  --------    --------
  TOTAL                                            143,500     137,085
                                                  ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                 20,000          --
  Trade accounts payable                             5,731       5,761
  Other current liabilities                          7,645       7,365
                                                  --------    --------
    Total current liabilities                       33,376      13,126
Long-Term Liabilities
  Long-term debt and capital lease obligations      21,653      36,227
  Accrued retirement benefits                       21,721      22,594
  Other long-term liabilities                        7,218       6,268
                                                  --------    --------
    Total long-term liabilities                     50,592      65,089
Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                   12,318      12,318
  Retained earnings                                 47,214      46,552
                                                  --------    --------
  Stockholders' Equity                              59,532      58,870
                                                  --------    --------
                                                  $143,500    $137,085
  TOTAL                                           ========    ========


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)


                                            Three Months Ended
                                            9/30/96    9/30/95*
                                          (Dollars in Thousands
                                           Except Share Amounts)


REVENUES
  Net sales                               $30,435      $27,394
  Operating income                          6,229        6,031
  Other income                                340          660
                                          -------      -------
  Total Revenues                           37,004       34,085
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       20,977       21,691
  Operating expenses                        6,258        5,930
  Shipping and marketing                    4,341        3,634
  General and administrative                3,515        3,484
  Equity in losses (earnings) of
    joint ventures                             88       (8,576)
  Interest                                    937        1,149
                                          -------      -------
  Total Costs and Expenses                 36,116       27,312
                                          -------      -------

INCOME BEFORE INCOME TAXES                    888        6,773

INCOME TAXES                                  370        2,454
                                          -------      -------

NET INCOME                                    518        4,319

RETAINED EARNINGS, BEGINNING OF PERIOD     46,696       44,046
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           47,214       48,365
                                          =======      =======
PER COMMON SHARE
  Net Income                              $   .29      $  2.40
                                          =======      =======

*Certain amounts have been restated to conform with the 1996 presentation.

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)

                                            Nine Months Ended
                                            9/30/96    9/30/95*
                                          (Dollars in Thousands
                                           Except Share Amounts)


REVENUES
  Net sales                               $74,750      $64,797
  Operating income                         19,161       21,563
  Other income                              1,224        3,882
                                          -------      -------
  Total Revenues                           95,135       90,242
                                          -------      -------

COSTS AND EXPENSES
  Cost of goods sold                       51,076       48,684
  Operating expenses                       17,566       18,329
  Shipping and marketing                   11,155        9,609
  General and administrative               10,875       11,636
  Equity in losses (earnings) of
    joint ventures                            646       (4,390)
  Interest                                  2,708        5,952
                                          -------      -------
  Total Costs and Expenses                 94,026       89,820
                                          -------      -------

INCOME BEFORE INCOME TAXES                  1,109          422

INCOME TAXES                                  447          168
                                          -------      -------

NET INCOME                                    662          254

RETAINED EARNINGS, BEGINNING OF PERIOD     46,552       48,111
                                          -------      -------

RETAINED EARNINGS, END OF PERIOD           47,214       48,365
                                          =======      =======

PER COMMON SHARE

  Net Income                              $   .37      $   .14
                                          =======      =======

*Certain amounts have been reclassified to conform with the 1996 presentation.

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                            Nine Months Ended
                                         9/30/96         9/30/95
                                         (Dollars in Thousands)

Net Cash From (Used In) Operating
  Activities                            $(3,071)        $ (4,897)
                                        -------         --------
Investing Activities
  Purchases of property                  (3,288)          (4,906)
  Proceeds from disposal of property        789            3,056
  Reimbursements from Kaahumanu
    Center Associates                        --           11,224
  Proceeds from surrender of
    insurance policies                    3,246               --
  Other                                     400           (2,682)
                                        -------         --------
Net Cash From (Used In) Investing
  Activities                              1,147            6,692
                                        -------         --------
Financing Activities
  Payments of long-term debt & capital
    lease obligations                   (10,177)         (16,298)
  Proceeds from long-term borrowings     12,400           13,288
  Proceeds from short-term debt              --              113
                                        -------          -------

Net Cash From (Used In) Financing
  Activities                              2,223           (2,897)
                                        -------          -------

Net Cash Increase (Decrease)                299           (1,102)

Cash At Beginning of Period                 166            2,269
                                        -------          -------

Cash At End of Period                   $   465         $  1,167
                                        =======         ========

Supplemental Disclosure of Cash Flow and Non-Cash Information - Interest (net of amounts capitalized) of $ 3,276,000 and $6,597,000 was paid during the nine months ended September 30, 1996 and 1995, respectively. Income taxes of $306,000 were paid during the nine months ended September 30, 1996. Income tax refunds (net of payments) of $1,509,000 were received during the nine months ended September 30, 1995. Capital lease obligations of $848,000 were incurred during the nine months ended September 30, 1996. See also Notes 4 and 5 to Condensed Financial Statements.

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended September 30, 1996 and 1995.

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

5. Effective April 30, 1995, the Employees' Retirement System of the State of Hawaii (ERS) converted its $30.6 million loan to an additional 49% ownership in Kaahumanu Center Associates (KCA). After the conversion, the Company no longer consolidated KCA, but accounted for its investment in KCA by the equity method. This resulted in a decrease in the Company's consolidated assets and consolidated debt of approximately $76 million.

6. The entire $20 million outstanding under the $22 million revolving credit agreement has been reflected as a current liability because maturity is currently scheduled for June 30, 1997. The Company anticipates extending and modifying the terms of this facility (see page 12).











7. Inventories as of September 30, 1996 and December 31, 1995 were as follows (in thousands):

                                              9/30/96    12/31/95
                                                        (restated)
     Pineapple products-
          Finished goods                     $14,894     $11,631
          Work in progress                     2,315       1,088
          Raw materials                          926       1,201
     Real estate held for sale                   339         340
     Merchandise, materials and supplies       6,073       5,415
                                             -------     -------
     Total Inventories                       $24,547     $19,675
                                             =======     =======

8. Average common shares outstanding for the interim periods ended September 30, 1996 and 1995 were 1,797,125.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the nine months ended September 30, 1996 was $662,000 compared to $254,000 for the same period in 1995.

For the third quarter of 1996, net income was $518,000 compared to $4.3 million for the third quarter of 1995.

Net income for the third quarter and first nine months of 1995 includes $5.7 million ($8.9 million before income taxes) and $3.2 million ($5 million before income taxes) of income attributable to the reversal of the Company's equity in losses of Kaptel Associates. These losses were reversed in the third quarter of 1995 because the Company disposed of its partnership interest in Kaptel in October 1995 (see Note 4 to Condensed Financial Statements).

Interest expense for the first nine months and for the third quarter of 1996 was lower by 55% and 18%, respectively, than the same periods in 1995. The decreases resulted from lower average borrowings and the change in accounting for Kaahumanu Center Associates effective as of April 30, 1995 (see Note 5 to Condensed Financial Statements).

General and administrative expenses decreased by 7% for the first nine months of 1996 compared to the first nine months of 1995. For the third quarter of 1996 these expenses increased by less than 1% compared to last year's third quarter. The decrease for the nine month period was largely a result of the change in accounting for Kaahumanu Center Associates effective as of April 30, 1995 (see
Note 5 to Condensed Financial Statements).


Pineapple

The Company's Pineapple segment contributed revenue of $66.4 million in the first nine months of 1996 compared to $57.4 million in the same period for 1995. Operating profits for the first nine months of 1996 were $4.1 million compared to an operating loss of $1.8 million for the first nine months of 1995.

Higher average prices per case of canned pineapple sold accounted for 58% of the $8.9 million net revenue increase and higher case volume of sales accounted for 52% of that increase. Partially offsetting the increase in average prices and volume were decreases totaling 10% attributable to sales mix and fresh fruit sales. Pineapple costs and expenses increased primarily as a result of the higher volume of cases sold.


Pineapple operations contributed revenue of $27.7 million in the third quarter of 1996 compared to $25 million in the third quarter of 1995. Operating profit for the third quarter of 1996 was $2.5 million compared to an operating loss of $628,000 for last year's third quarter. Approximately 83% of the $2.7 million net revenue increase was due to improved prices. Other fluctuations in revenues and costs and expenses were similar to the nine month periods.


Resort

The Company's Resort segment provided revenues of $25.1 million for the first nine months of 1996 compared to $23.8 million for the first nine months of 1995. Resort operating profits for the first nine months of 1996 were $2.7 million compared to $7.4 million for the nine month period in 1995. Operating profits for 1995 includes income of $5 million representing the reversal of the Company's equity in losses of Kaptel Associates (see Note 4 to Condensed Financial Statements). Excluding the effect of this adjustment, Resort operating profits improved by approximately $300,000 for the first nine months of 1996 as compared to the same period in 1995. These improved operating results from the Resort ongoing operations was principally attributable to higher occupancies at the Kapalua resort.

Merchandise sales accounted for 38% of the $1.2 million net revenue increase. Approved rate increases for the Company's water and sewer utilities accounted for 45%, the Kapalua villa rentals were responsible for 35% of the increase, and other operations (net) provided 19% of the increase. Reductions in lease revenues primarily because of the revised ground lease on the Ritz-Carlton Kapalua offset these increases by approximately 37%. Marketing expenses increased because of two major advertising initiatives which began in 1996. Other cost and expense increases for the first nine months of 1996 compared to 1995 were largely commensurate with the increase in revenues.

For the third quarter of 1996 the Resort segment contributed revenues of $8 million compared to $7.7 million for the third quarter of 1995. Resort operating profits were $546,000 for the third quarter of 1996 compared to $9.2 million for last year's third quarter. Operating profits for the third quarter of 1995 includes $8.9 million representing the reversal of the Company's equity in losses of Kaptel Associates (see Note 4 to Condensed Financial Statements). Excluding this adjustment, resort operating profits for the third quarter of 1995 was $275,000. The principal reasons for increases in revenues and operating profits from the Resort ongoing operations were similar to those for the nine month period.

Commercial Property

The Commercial Property segment contributed revenues of $2.8 million and $5.7 million for the first nine months of 1996 and 1995, respectively. For the nine months ended September 30, 1996, this segment produced an operating loss of $434,000 compared to an operating profit of $427,000 for the same period in 1995. Occupancies and tenant sales at the Napili Plaza and Kaahumanu Center improved in the first nine months of 1996 compared to the first nine months of 1995. The lower reported results for the first nine months of 1996 reflect the Company's reduced ownership in Kaahumanu Center Associates (KCA) and the change to the equity method of accounting for this investment. The Company's investment in KCA has been accounted for by the equity method since
April 30, 1995 because of the Company's reduced investment. Prior to that, the financial statements of KCA were consolidated with the Company (see Note 5 to Condensed Financial Statements).

For the third quarter of 1996 the Commercial Property segment reported revenues of $1 million and an operating loss of $24,000. Results for the comparable period a year ago were revenues of $891,000 and an operating loss of $201,000. These improved results principally reflect increased occupancies and tenant sales at Napili Plaza and Kaahumanu Center.


Land Management

The Company's Land Management division produced revenues of $956,000 for the first nine months of 1996 compared to $3.2 million for the first nine months of 1995. Operating profits were $708,000 and $3.1 million, respectively, for the same periods. For the third quarter of 1996 Land Management revenue was $268,000 compared to $468,000 for the same period a year ago, and operating profits were $86,000 compared to $449,000 for the third quarter of 1995. The decrease in revenue and operating profit for the third quarter and first nine months of 1996 results from fewer land sales.



LIQUIDITY AND CAPITAL RESOURCES


The Company's total debt at September 30, 1996, including capital leases was $42.8 million compared to $37.5 million at December 31, 1995. The increase in debt for the first nine months of 1996 was largely a result of seasonal negative cash flows from operating activities. Peak pineapple canning during the summer months, coupled with a lag in receivable collections, principally from the U.S. Department of Agriculture, were the primary reasons for negative cash flows from operating activities during this period. The deficiency in cash flow from operating activities is expected to reverse in the fourth quarter of 1996 and borrowings will be reduced. The Company had approximately $3.5 million in unused revolving credit lines available at September 30, 1996.

In November 1996 the Company expects to conclude a $5 million mortgage financing arrangement on the Napili Plaza. Proceeds from this loan will be used to reduce the $20 million balance under the Company's $22 million revolving credit facility.

In the fourth quarter of 1996, the Company also expects to extend and modify its $22 million revolving credit facility. It is expected that this financing arrangement, which currently expires on June 30, 1997, will be extended to December 31, 1997 and that the available commitment will be reduced to $15 million.

The net effect of these financing arrangements will be to reduce the Company's available credit lines by $2 million. The Company believes that these credit facilities will be sufficient to meet its seasonal cash requirements.

Capital expenditures for pineapple operations are expected to be $4.3 million in 1996. Approximately 50% of these expenditures are for equipment replacements. Resort capital expenditures for 1996 are projected to be $1.8 million. Approximately 55% of these expenditures are for replacement of equipment used by the resort recreation and retail operations. The corporate division expects to have capital expenditures in 1996 of approximately $400,000 primarily for replacements and additions to the company's computer system. Capital leases of approximately $1.1 million will be incurred to finance some of the new equipment purchased in 1996. The remainder is expected to be financed from operating cash flows.



PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     A.  Antidumping Petition.
     In June of 1994, Maui Pineapple Company, Ltd. and the International Longshoremen's and Warehousemen's Union filed an antidumping petition with the U. S. International Trade Commission and the U.S. Department of Commerce. The petition alleged that Thai producers of canned pineapple were violating U.S. and international trade laws by selling their products in the United States at less than fair value, and that such sales were causing injury to the U.S. industry producing canned pineapple.

     On May 30, 1995, the U.S. Department of Commerce completed it's portion of the investigation, concluding that imports of canned pineapple from Thailand were being sold in the United States at less than fair value. Thai producers investigated included Dole Thailand, Ltd., The Thai Pineapple Public Co., Ltd., Siam Agro Industry Pineapple and Others Co., Ltd., and Malee Sampran Factory Public Co., Ltd.

     On June 30, 1995, the U.S. International Trade Commission announced its unanimous determination that the domestic industry producing canned pineapple was materially injured by reason of the unfair imports of canned pineapple from Thailand. As a result of the affirmative findings of both the U.S. Department of Commerce and International Trade Commission, antidumping duties were imposed on all imports of canned pineapple fruit from Thailand into the United States, with cash duty deposits ranging from 2 to 51 percent.

     The Thai respondents have appealed the dumping calculations of the Department of Commerce to the U.S. Court of International Trade. Maui Pineapple has filed a cross appeal concerning one element of the Department's determination. On August 19, 1996, the U.S. Court of International Trade heard arguments from all parties to the appeals. As of this time, no decision has been announced by the court.

     In the third quarter of 1996, four Thai producers of canned pineapple requested that the Department of Commerce conduct an annual review of their records in order to ascertain whether the current antidumping duties should be adjusted. The reviews are expected to be completed by July 31, 1997.


     B.  Arosi Litigation.
     On July 10, 1996, Arosi Hawaii, Inc. ("Arosi") filed a complaint against Maui Land & Pineapple Company, Inc. ("MLP"), and two of its officers, Don Young and Paul J. Meyer, entitled Arosi Hawaii, Inc. v. Maui Land & Pineapple Company, Inc., etal., Civil No. 96-087(1) (Circuit Court of the Second Circuit, State of Hawaii). The complaint, which seeks unspecified special, general and punitive damages, alleges that the exercise by MLP of a first refusal right constituted tortious interference with Arosi's attempt to purchase the Kapalua Bay Hotel and Villas from KBH Operations Limited Partnership ("KBH"). The first refusal right was included in a ground lease under which MLP leased the land underlying the hotel to KBH. Arosi entered into a hotel purchase contract, which expressly acknowledged MLP's first refusal right. After MLP exercised that right, Arosi terminated the contract with KBH, and KBH initiated a Chapter XI proceeding. The hotel was subsequently sold to a third party, pursuant to bankruptcy court approval and stipulations among KBH, MLP and other parties. The litigation is still in its preliminary stages.


Item 5.  Other Information

     In September 1996 the owners of the Kapalua Bay Hotel sold the hotel to a third party. The Company, as ground lessor, has agreed to the assignment of the lease to the buyer and to the amendment of certain terms of the lease (see Exhibit (10)A, filed herewith).

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (10) Material Contracts
               A. Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Attached.

          (27) Financial Data Schedule
               As of September 30, 1996 and for the nine months then ended. Attached.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the period covered by this report.

                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



  November 12, 1996             /S/ PAUL J. MEYER
Date                          Paul J. Meyer
                              Executive Vice President/Finance
                              (Principal Financial Officer)