Form 10-K405
period 1996-12-31
MAUI LAND & PINEAPPLE CO INC
filed 1997-03-26
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                  December 31, 1996

               Commission file number   0-6510

                  MAUI LAND & PINEAPPLE COMPANY, INC.
      (Exact name of registrant as specified in its charter)

              HAWAII                             99-0107542
(State or other jurisdiction           (IRS Employer Identification
of incorporation or organization)            number)

         P.O. Box 187
         120 Kane Street
         KAHULUI, MAUI, HAWAII                       96733-6687
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value, as of February 3, 1997, of the voting stock held by nonaffiliates of the registrant: $43,408,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                Outstanding at February 3, 1997
     Common Stock,
   without Par Value                  1,797,125 Shares

Documents incorporated by reference:
 Parts I, II and IV -- Portions of the 1996 Annual Report.
Part III -- Portions of the Proxy Statement, dated March 28, 1997.
Exhibit Index--pages 20-23.

PART I
Item 1.  Business
(a)   General
     Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a land-holding and operating parent company as well as its principal wholly-owned subsidiaries, Maui Pineapple Company, Ltd., Kapalua Land Company, Ltd., Kapalua Investment Corp., Kapalua Waste Treatment Company, Ltd., Kapalua Water Company, Ltd. and Honolua Plantation Land Company, Inc. The major operating subsidiaries are Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company, as used herein, refers to the parent and all of its subsidiaries.
     The Company also participates in joint ventures which are accounted for by the equity method. The most significant of these ventures are Kaahumanu Center Associates, owner and operator of a regional shopping center, and Plantation Club Associates, developer of residential lots.
     The industry segments of the Company are as follows:
          (1) Pineapple - includes growing pineapple, canning pineapple in tinplated steel containers fabricated by the Company, and marketing canned pineapple products and fresh whole and cut pineapple.
          (2) Resort - includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui. It also includes the Company's investment in Plantation Club Associates and (through 1995) Kaptel Associates.
          (3)  Commercial & Property - includes Kaahumanu
          Center (investment in Kaahumanu Center Associates, effective May 1, 1995), the Napili Plaza shopping center, and non-resort rentals and land sales. It also includes the Company's land entitlement and management activities.

(b)  Financial Information About Industry Segments
     The information set forth under Note 15 to Consolidated -
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 1996 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business
(1)  Pineapple
     Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully-integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two company-operated plantations on Maui which provided approximately 80% of the fruit processed in 1996. The balance of fruit processed was purchased from independent Maui growers. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice, and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
     The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A.TM stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of its pineapple products is marketed through food brokers. The Company also sells fresh whole pineapple to retail and wholesale grocers in Hawaii and the continental United States. In 1996 the Company sold fresh cut pineapple to customers in Hawaii and plans to expand this market to other areas in the United States. In 1996, approximately 20 domestic customers accounted for about 49% of pineapple sales.
     Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 5.7%, 7.1% and 6.2% of total pineapple sales in 1996, 1995 and 1994, respectively. Sales to the U.S. government amounted to approximately 12.5%, 13.1% and 11.8% of total pineapple sales in 1996, 1995 and 1994, respectively. The Company's pineapple sales office is in Concord, California.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products are shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation. They are then taken by truck or rail to customers or to public warehouses. Fresh pineapple is shipped by air.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies, Dole Food Company, Inc. and Del Monte Food Co., which produce substantial quantities of pineapple products, a significant portion of which is produced in the Philippines. Producers of pineapple products in other foreign countries (particularly Thailand) are also a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantage is the high quality of its products. Other canned fruits and fruit juices are also a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices. See also
Part I, Item 3. (A) of this report.
     See also Management's Discussion and Analysis of Results of Operations and Financial Condition.

(2)  Resort
     Kapalua resort is a master-planned golf resort community on Maui's northwest coast. The property encompasses 1,650 acres bordering the ocean with three white sand beaches, and includes two hotels, 528 condominium units, seven residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot commercial shopping center and over ten restaurants. Water and waste transmission utilities are also included in the development.
     Kapalua Land Company, Ltd. is the primary developing and operating subsidiary of the Company's resort segment. Approximately 766 acres are available for further development within the Kapalua Resort.
     The Company, through subsidiaries and joint ventures, developed the Kapalua resort, which opened in 1975 with the Bay Course. The Company continues its ownership of three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), the shopping center (Kapalua Shops), the land under both hotels (The Ritz-Carlton Kapalua Hotel and The Kapalua Bay Hotel), as well as various on-site administrative and maintenance facilities.
     The Company operates the golf and tennis facilities, the commercial shopping center, nine retail shops, a short-term rental program (The Kapalua Villas), and certain services to the resort including shuttle, security and maintenance of common areas. Kapalua Land Company receives rental income from the lease of the land under the hotels, restaurants, and certain other properties. The Kapalua Club, a membership program for the resort's property owners, is managed by the Company.
        The following additional wholly-owned subsidiaries of the Company are included in the Resort segment: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; Kapalua Investment Corp., an investment holding company; and Kapalua Realty Company, Ltd. (wholly-owned by Kapalua Land Company, Ltd.) a general brokerage real estate company located within the resort.
     Joint ventures have enabled Kapalua to proceed with some development projects. Plantation Club Associates is an unincorporated joint venture between Kapalua Land Company, Ltd. and Rolfing Partners. It was formed in 1988 to finance and develop The Plantation at Kapalua, comprised of an 18-hole golf course (The Plantation Course) and two residential development projects (Plantation Estates Phase I and II). Three lots in Plantation Estates Phase I and allocated planning and off-site costs related to Plantation Estates Phase II remain in inventory as of December 31, 1996. See Note 3 to Consolidated Financial Statements.
     Kapalua Investment Corp. (KIC) was a general partner in Kaptel Associates, the partnership that owned The Ritz-Carlton Kapalua Hotel. In October of 1995, KIC transferred its 25% interest in Kaptel to the major general partner, NI Hawaii Resorts, Inc. See Note 3 to Consolidated Financial
Statements.
     The Kapalua resort faces substantial competition from alternative visitor destinations throughout the world. Kapalua's total room inventory accounts for approximately 11% of the units available in West Maui, and approximately 6% of the total inventory on Maui. Kapalua's marketing strategies continue to target upscale visitors with a focus on golf. Major marketing promotions concentrate on positioning Kapalua prominently in the market place, most significantly through the nationally televised PGA TOUR post-season event, the Lincoln-Mercury Kapalua International. Lincoln-Mercury has agreed to continue sponsorship of this event through 1998. Advertising placements in key publications are also designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
     See Management's Discussion and Analysis of Results of Operations and Financial Condition.

(3)  Commercial & Property
     Kaahumanu Center is the largest retail center on Maui with a gross leasable area (GLA) of approximately 573,000 square feet. On December 31, 1996, 95% of the available GLA was occupied by 120 tenants. Kaahumanu Center faces substantial competition from other retail centers in Kahului and in other areas of Maui. The Kahului area has approximately
1.6 million square feet of retail space in use or under construction. The Center's primary competitor is the Maui Mall which is located within one mile of Kaahumanu Center. Additional competition can be expected from a shopping center presently under construction.
     In June of 1993 Kaahumanu Center Associates (KCA) was formed to finance the expansion and renovation of and to own and operate the Kaahumanu Center. The expansion and renovation, which was completed in November of 1994, expanded the Center from approximately 315,000 to 573,000 square feet of GLA. KCA is a partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii (ERS), as a limited partner. Effective April 30, 1995, the Company and ERS each have a 50% ownership interest in KCA. Prior to that, the ownership interests were 99% for the Company and 1% for ERS.
     Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. As of December 31, 1996, 80% of the GLA was occupied by 19 tenants. Napili Plaza faces competition from several other retail locations in the Napili area which have approximately 201,000 total square feet of retail area.
     The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is a process of obtaining the required county, state and federal approvals to proceed with the planned development and use of a parcel of land. It requires meeting all of the conditions and restrictions which are mandated prior to such governmental approvals. The Company actively works with regulatory agencies and legislative bodies at all levels of government to obtain the necessary land zoning classifications.
     See Management's Discussion and Analysis of Results of Operations and Financial Condition.

(4)  Employees
     In 1996 the Company employed approximately 2,160 employees. Pineapple operations employed approximately 600 full-time and 1,040 seasonal or intermittent employees, of which approximately 47% were covered by collective bargaining agreements. Resort operations employed approximately 400 employees. Approximately 12% are part-time employees and approximately 24% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 80 employees, and the balance of the employees were engaged in administrative activities.

(5)  Other Information
     The Company engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $489,000 in 1996, $410,000 in 1995 and $375,000 in 1994.
     The Company has reviewed its compliance with Federal, State and local provisions which regulate the discharge of materials into the environment or otherwise relating to the protection of the environment. With regard to prior operations, the Company does not expect any material future financial impact as a result of compliance with these laws.
     The Company's method of disposing of pineapple processing
waste water utilizes underground injection wells.   The
Company's capital expenditure budget for 1997 includes $1.7 million for the completion of a system which will replace the existing system and comply with current Federal and State environmental laws. As of December 31, 1996, the Company had incurred approximately $900,000 on this project, which is expected to be completed by May of 1997.

(d)  Financial Information About Foreign and Domestic
Operations and Export Sales.
     Export sales only arise in the pineapple company. Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years these sales did not exceed 10% of total consolidated revenues. See Note 15 to Consolidated Financial Statements.

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on Maui. Approximately 8,100 acres are used directly or indirectly in the Company's operations, and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all of the preceding property except for the following:
 (1) a mortgage on the fee and leasehold interest in the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to the ground lessee for up to $65 million (See Note 3 to Consolidated Financial Statements);
 (2) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
 (3) certain easements and rights-of-way that do not materially affect the Company's use of such property;
 (4) a mortgage on the three golf courses at Kapalua, which secures the Company's $15 million revolving credit arrangement;
 (5) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
 (6) a $5,000,000 mortgage on the fee interest in Napili Plaza shopping center; and
 (7) a small percentage of the Company's land in various locations on which multiple claims exist and for which the Company has initiated quiet title actions.
     Approximately 22,400 acres of the Company's land are located in West Maui, approximately 6,200 acres are located at its Haliimaile plantation in central Maui, and approximately 28 acres are located in Kahului, Maui.
     The 22,400 acres in West Maui comprise a largely contiguous parcel which extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The Haliimaile property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala.
     Approximately 6,400 acres of Company-owned land are used directly or indirectly in the pineapple operations and approximately 1,650 acres are designated for the Kapalua resort. The Kahului acreage includes offices, a can manufacturing plant and pineapple processing cannery with interconnected warehouses at the cannery site where finished product is stored.
     Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covers approximately 1,500 acres of land and expires on December 31, 1999. The balance of the leased property is covered by eleven leases expiring variously through 2012. The aggregate land rental for these leases was $415,000 in 1996.

Item 3.   LEGAL PROCEEDINGS
     A.  Antidumping Petition.
     In June of 1994, Maui Pineapple Company, Ltd. and the International Longshoremen's and Warehousemen's Union filed an antidumping petition with the U. S. International Trade Commission and the U.S. Department of Commerce. The petition alleged that Thai producers of canned pineapple were violating U.S. and international trade laws by selling their products in the United States at less than fair value, and that such sales were causing injury to the U.S. industry producing canned pineapple.
     On May 30, 1995, the U.S. Department of Commerce completed its portion of the investigation, concluding that imports of canned pineapple from Thailand were being sold in the United States at less than fair value. Thai producers investigated included Dole Thailand, Ltd., The Thai Pineapple Public Co., Ltd., Siam Agro Industry Pineapple and Others Co., Ltd., and Malee Sampran Factory Public Co., Ltd.
     On June 30, 1995, the U.S. International Trade Commission announced its unanimous determination that the domestic industry producing canned pineapple was materially injured by reason of the unfair imports of canned pineapple from Thailand. As a result of the affirmative findings of both the U.S. Department of Commerce and U. S. International Trade Commission, antidumping duties were imposed on all imports of canned pineapple fruit from Thailand into the United States, with cash duty deposits ranging from 2% to 51%.
     The Thai respondents appealed the dumping calculations of the Department of Commerce to the U.S. Court of International Trade. Maui Pineapple filed a cross appeal concerning one element of the Department's determination. On November 8, 1996, the United States Court of International Trade announced its decision regarding appeals filed by the Thai respondents. The Court remanded certain issues back to the Department of Commerce for recalculation. In one of the issues, the Court ruled that the Department of Commerce's reliance on the Thai pineapple companies' normal accounting records (their allocation ratio between juice and solid pack) was inconsistent with a higher court's previous ruling. The Company strongly disagrees with the Court's decision on this issue, which could substantially reduce the duties being imposed, and is preparing to appeal the case to the Court of Appeals for the Federal Circuit. The appeal process is expected to take between 12 to 18 months. During this time, duties at the rates originally determined by the Commerce Department will continue to be imposed on canned pineapple imported into the United States from Thailand.
     B.  Arosi Litigation.
     On July 10, 1996, Arosi Hawaii, Inc. ("Arosi") filed a complaint against Maui Land & Pineapple Company, Inc. ("MLP") and two of its officers, Don Young and Paul J. Meyer, entitled Arosi Hawaii, Inc. v. Maui Land & Pineapple Company, Inc., et al., Civil No. 96-0871(1) (Circuit Court of the Second Circuit, State of Hawaii). The complaint alleges that MLP's exercise of a contractual first refusal right tortiously interfered with Arosi's attempt to purchase the Kapalua Bay Hotel and Villas. Arosi had entered into an agreement to purchase the hotel from KBH Operations Limited Partnership ("KBH"). That agreement expressly acknowledged MLP's preexisting first refusal right and provided that the proposed purchase was subject to such right. The agreement also provided that Arosi could either hold the purchase in suspense or terminate the agreement and receive its escrow deposit back in the event that MLP exercised its first refusal right. MLP exercised its contractual first refusal right. Arosi then voluntarily terminated its agreement with KBH and recovered its escrow deposit. Thereafter, KBH filed a Chapter 11 bankruptcy proceeding, during which KBH explained that it filed for bankruptcy to permit the sale of the hotel without further dispute with MLP concerning its exercise of the first refusal right. The hotel was sold to a third party pursuant to a bankruptcy court order and stipulations among KBH, MLP and other parties. After closing the sale of the hotel, KBH dismissed the bankruptcy case. Arosi filed the complaint against MLP and two of its officers shortly after agreement was reached on the sale of the hotel and the related stipulations. Arosi did not assert a right to purchase the hotel during the bankruptcy proceeding. Management believes that Arosi's complaint is without merit and intends to defend the lawsuit vigorously. The litigation is still in its preliminary stages.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SECURITY HOLDER MATTERS
     The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1996 Annual Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple
Company, Inc. 1996 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 21 through 23 of the Maui Land & Pineapple Company, Inc. 1996 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated
Financial Statements" and "Notes to Consolidated Financial
Statements" on pages 7 through 18 of the Maui Land & Pineapple
Company, Inc. 1996 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The information set forth under the captions "Section
16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 28, 1997, is incorporated herein by reference. Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current term of the executive officers expires in May of 1997 or at such time as their successors are elected.
     Gary L. Gifford (49), President and Chief Executive Officer since 1995; Executive Vice President/Resort from 1987 to 1995.
     Paul J. Meyer (49), Executive Vice President/Finance since 1984.
     Douglas R. Schenk (44), Executive Vice
President/Pineapple since 1995; Vice President/Pineapple from 1993 to 1995; Cannery Manager of Maui Pineapple Company, Ltd. from 1989 to 1993.
     Donald A. Young (49), Executive Vice President/Resort since 1995; Executive Vice President/Operations of Kapalua Land Company, Ltd. from 1992 to 1995; Vice President/Operations of Kapalua Land Company, ltd. from 1985 to 1992.
     Scott A. Crockford (41), Vice President/Retail Property since 1995; General Manager of Kaahumanu Center from 1989 to 1995.
     Warren A. Suzuki (44), Vice President/Land Management since October 1995; Vice President/Construction & Planning of Kapalua Land Company, Ltd. from May 1995 to October 1995; Director of Project Coordination of Kapalua Land Company, Ltd. from 1988 to 1995.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive Compensation" on pages 9 through 13 and under the subcaption "Directors' Meetings and Committees" on pages 8 to 9 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 28, 1997, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy
Statement, dated March 28, 1997, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation
Committee Interlocks and Insider Participation" on page 13 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March
28, 1997, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:
     Consolidated Balance Sheets, December 31, 1996 and 1995 Consolidated Statements of Operations and Retained Earnings for
the Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are filed herewith:
     II.  Valuation and Qualifying Accounts.
     The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 1996, 1995 and 1994 are filed as exhibits.
     The Financial Statements of Kaptel Associates for the Year Ended December 31, 1994 are filed as exhibits.
a) (3)  Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 20 to 23 of this Form 10-K.

     (b) (3)  Reports on Form 8-K
     A report on Form 8-K dated November 8, 1996 and filed on November 19, 1996, included Item 5, Other Information, and no financial statements.



INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such consolidated financial statements and report are included in your 1996 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 7, 1997


                                                                SCHEDULE II

                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                          ADDITIONS
                             ADDITIONS    CHARGED
               BALANCE AT    CHARGED TO   TO OTHER                 BALANCE
               BEGINNING     COSTS AND    ACCOUNTS   DEDUCTIONS    AT END
DESCRIPTION    OF PERIOD     EXPENSES     describe   describe (b)  OF PERIOD
                                    (Dollars in Thousands)

Allowance for
 Doubtful Accounts
    1996          $573          $440        $  --       $(315)        $698

    1995           422           385        (101)(a)     (133)         573

    1994          $261          $171        $  --       $ (10)        $422


(a) adjustment as of 4/30/95 for the exclusion of formerly consolidated amounts resulting from the conversion to the equity method of accounting for Kaahumanu
Center Associates. See Note 3 to Consolidated Financial Statements.

(b)  write off of uncollectible accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAUI LAND & PINEAPPLE COMPANY, INC.

March 26, 1997                 By   /S/ GARY L. GIFFORD
                                   Gary L. Gifford
                                   President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /S/ MARY C. SANFORD                  Date      March 26, 1997
        Mary C. Sanford
    Chairman of the Board


By  /S/ RICHARD H. CAMERON               Date      March 26, 1997
    Richard H. Cameron
        Vice Chairman of the Board


By  /S/ PAUL J. MEYER                    Date      March 26, 1997
        Paul J. Meyer
        Executive Vice President/Finance
        (Principal Financial Officer)

By  /S/ TED PROCTOR                       Date      March 26, 1997
        Ted Proctor
        Controller & Assistant Treasurer
        (Principal Accounting Officer)

By  /S/ PETER D. BALDWIN                  Date      March 26, 1997
        Peter D. Baldwin
        Director

By  /S/ SAMUEL K. HIMMELRICH, SR.         Date      March 26, 1997
        Samuel K. Himmelrich, Sr.
        Director

By  /S/ RANDOLPH G. MOORE                 Date      March 26, 1997
        Randolph G. Moore
        Director

By  /S/ FRED E. TROTTER III               Date      March 26, 1997
        Fred E. Trotter III
        Director

                            INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

 3.      Articles of Incorporation and By-laws
 3  (i)  Articles of Incorporation (Amended as of 4/19/79).
         Exhibit 3 to Form 10-K for the year ended December 31,
         1980.
 3 (ii)  By Laws (Amended as of 2/26/88).  Exhibit (3ii) to Form
         10-Q for the quarter ended September 30, 1994.

10.      Material Contracts
10.1(i)* Amended and Restated Revolving Credit and Term Loan
         Agreement, dated as of December 4, 1996.

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

10.3(i) Note Purchase Agreement between John Hancock Mutual Life Insurance Company and Maui Land & Pineapple Company, Inc., dated September 9, 1993. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1993.
   (ii) First Amendment to Note Purchase Agreement dated as of March 30, 1994. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1994.
  (iii) Second Amendment to Note Purchase Agreement, dated as of November 13, 1995. Exhibit 10.3(iii) to Form 10-K for the year ended December 31, 1995.
   (iv)* Waiver To Note Purchase Agreement, dated as of December
         31, 1996.

10.4(i)  The following relate to the Ritz-Carlton Kapalua Hotel:
         Partnership Agreement; Development Agreement; Operating Agreement; Hotel Ground Lease; Supplemental Agreement; Construction Loan Agreement; Promissory Note; Real Property Mortgage; Leasehold Mortgage. Exhibit (10)A-I to Form 10-Q for the quarter ended September 30, 1990.
   (ii)  Dissolution Agreement, dated October 31, 1995.  Exhibit
         (10)A to Form 10-Q for the quarter ended September 30, 1995.
  (iii) First Mortgage, Security Agreement, Financing Statement and Assignment of Rentals covering the fee simple interest and the leasehold interest, securing a loan of $65,000,000, dated February 24, 1996. Exhibit 10.4(iii)
         to Form 10-K for the year ended December 31, 1995.
   (iv) Subordination, Nondisturbance and Attornment Agreement (Ground Lessor), dated February 24, 1996. Exhibit 10.4(iv) to Form 10-K for the year ended December 31, 1995.
    (v) Hotel Ground Lease by and between Maui Land & Pineapple Company, Inc. (Lessor) and NI Hawaii Resort, Inc. (Lessee), effective January 1, 1996. Exhibit 10.4(v) to Form 10-K for the year ended December 31, 1995.
   (vi) Amendment Relating to Off-Site Loan, dated January 9, 1996 and Effective January 1, 1995. Exhibit 10.4(vi) to Form 10-K for the year ended December 31, 1995.
  (vii) Letter Agreement, dated January 1, 1996, Re: Nonrecourse Open Account For Off-Site Improvements. Exhibit 10.4(vii) to Form 10-K for the year ended December 31, 1995.
 (viii) Agreement with NI Hawaii Resort, Inc. (Ground Lease), dated January 9, 1996. Exhibit 10.4(viii) to Form 10-K for the year ended December 31, 1995.
   (ix) Amendment and Restatement of Tennis Operating Agreement by and between Kapalua Land Company, Ltd. (Operator) and NI Hawaii Resort, Inc. (Owner), dated January 9, 1996.
         Exhibit 10.4(ix) to Form 10-K for the year ended December
         31, 1995.
    (x) Assignment Agreement (Assignment of Amended and Restated Tennis Operating Agreement), dated January 9, 1996.
         Exhibit 10.4(x) to Form 10-K for the year ended December
         31, 1995.
   (xi) Golf Course Use Agreement by and between Maui Land & Pineapple Company, Inc. and NI Hawaii Resort, Inc. dated, January 9, 1996. Exhibit 10.4(xi) to Form 10-K for the year ended December 31, 1995.
  (xii) Memorandum of Understanding between Maui Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc., effective October 31, 1995. Exhibit 10.4(xii) to Form 10-K for the year ended December 31, 1995.
 (xiii) Supplemental Agreement, entered into among Maui Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc. as of February 15, 1996. Exhibit 10.4(xiii) to Form 10-K for the year ended December 31, 1995.
  (xiv) Release of Real Property Mortgage, Security Agreement and Financing Statement, dated March 12, 1996. Exhibit 10.4(xiv) to Form 10-K for the year ended December 31, 1995.

10.5 Partnership Agreement of Plantation Club Associates, dated November 10, 1988. Exhibit (10)A to Form 10-K for the year ended December 31, 1988.

10.6* Mortgage, Security Agreement and Financing Statement, dated November 27, 1996.

10.7     Compensatory plans or arrangements
    (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
   (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
  (iii) Supplemental Executive Retirement Plan (effective as of January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.

10.8(i) Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
   (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.9(i) Letter to Mr. Darrell D. Friedman from Mary Cameron Sanford dated April 29, 1996. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1996.
   (ii) Letter to Mary Cameron Sanford from Darrell D. Friedman dated April 30, 1996. Exhibit (10)B to Form 10-Q for the quarter ended March 31, 1996.

11.      Statement re computation of per share earnings:  Net
         Income (Loss) divided by weighted Average Common Shares
         Outstanding equals Net Income (Loss) Per Common Share.

13.*     Annual Report to security holders.  Maui Land &
         Pineapple Company, Inc. 1996 Annual Report.

21.      Subsidiaries of registrant:
         All of the following were incorporated in the State of
         Hawaii:
         Maui Pineapple Company, Ltd.
         Kapalua Land Company, Ltd.
         Kapalua Investment Corp.
         Kapalua Water Company, Ltd.
         Kapalua Waste Treatment Company, Ltd.
         Honolua Plantation Land Company, Ltd.

27.*     Financial Data Schedule.
         As of December 31, 1996 and for the year then ended.


99.      Additional Exhibits.

99.1* Financial Statements of Kaahumanu Center Associates for the years ended December 31, 1996, 1995 and 1994.

99.2 Financial Statements of Kaptel Associates for the years ended December 31, 1994 and 1993. Exhibit 99.1 to
         Form 10-K for the year ended December 31, 1994.