Form 10-Q
period 1997-03-31
MAUI LAND & PINEAPPLE CO INC
filed 1997-05-14
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

                Commission file number  0-6510

                 MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

           HAWAII                          99-0107542
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

P. O. Box 187, KAHULUI, MAUI, HAWAII   96733-6687
(Address of principal executive offices)

Registrant's telephone number, including area code:(808) 877-3351

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

         Class                      Outstanding at May 1, 1997
Common Stock, no par value               1,797,125 shares


              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets - March 31, 1997 (Unaudited)
  & December 31, 1996                                           3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 1997 & 1996 (Unaudited)          4

Condensed Statements of Cash Flows
  Three Months Ended March 31, 1997 & 1996 (Unaudited)          5

Notes to Condensed Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      9

Item 5.  Other Information                                      9

Item 6.  Exhibits and Reports on Form 8-K                      10

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS



                                                Unaudited
                                                  3/31/97     12/31/96
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $    358    $     453
  Accounts and notes receivable                    10,611       14,343
  Inventories                                      17,442       16,484
  Other current assets                              3,625        4,028

    Total current assets                           32,036       35,308

Property                                          193,969      190,999
  Accumulated depreciation                       (106,499)   (104,389)

Property - net                                     87,470       86,610

Other Assets                                       11,081       10,933

TOTAL                                             130,587      132,851

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                    58           53
  Trade accounts payable                            5,195        7,661
  Other current liabilities                         7,113        8,127

Total current liabilities                          12,366       15,841

Long-Term Liabilities
  Long-term debt and capital lease obligations     30,572       28,898
  Accrued retirement benefits                      22,063       21,983
  Other long-term liabilities                       7,449        8,096

Total long-term liabilities                        60,084       58,977

Stockholders' Equity
  Common stock, no par value - 1,800,000
    shares authorized, 1,797,125 issued and
      outstanding                                  12,318       12,318
  Retained earnings                                45,819       45,715

Stockholders' Equity                               58,137       58,033

TOTAL                                            $130,587     $132,851

See accompanying Notes to Condensed Financial Statements.
      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         3/31/97     3/31/96
                                         (Dollars in Thousands
                                         Except Share Amounts)
REVENUES
  Net sales                              $21,052       $22,014
  Operating income                         7,453        7,023
  Other income                               383          795

Total Revenues                            28,888       29,832

COSTS AND EXPENSES
  Cost of goods sold                      14,531       15,015
  Operating expenses                       6,026        5,767
  Shipping and marketing                   3,375        3,194
  General and administrative               3,877        3,649
  Equity in losses of
    joint ventures                           243          293
  Interest                                   671          930

Total Costs and Expenses                  28,723       28,848

INCOME BEFORE INCOME TAXES                   165          984

INCOME TAXES                                  61          364

NET INCOME                                   104          620

RETAINED EARNINGS, BEGINNING OF PERIOD    45,715       46,552

RETAINED EARNINGS, END OF PERIOD          45,819       47,172

PER COMMON SHARE
  Net Income                             $   .06       $  .34

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                           Three Months Ended
                                         3/31/97       3/31/96
                                         (Dollars in Thousands)

Net Cash Provided By
  Operating Activities                   $ 1,510       $ 1,412

Investing Activities
  Purchases of property                  (2,205)       (1,592)
  Proceeds from disposal of property          --           504
  Contribution to joint venture            (830)            --
  Other                                    (255)           165


Net Cash Used in Investing activities    (3,290)         (923)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (1,215)       (2,168)
  Proceeds from long-term debt             2,900         1,750

Net Cash Provided By (Used In)
  Financing Activities                     1,685         (418)

Net Increase (Decrease) in Cash             (95)            71

Cash At Beginning of Period                  453           166

Cash At End of Period                    $   358       $   237


Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,424,000 and $1,536,000 was paid during the three months ended March 31, 1997and 1996, respectively.

See accompanying Notes to Condensed Financial Statements.


              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

      NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended March 31, 1997 and 1996.

2. The Company's reports for interim periods utilize numerous estimates of production, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1997 and 1996 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable were net of allowance for doubtful accounts of $691,000 and $698,000 at March 31, 1997 and December 31, 1996, respectively.

5. Inventories as of March 31, 1997 and December 31, 1996 were as follows (in thousands):

                                          03/31/97    12/31/96
   Pineapple products
      Finished goods                       $ 8,201     $ 7,306
      Work in progress                       1,426       1,645
      Raw materials                            680         789
   Real estate held for sale                   339         339
   Merchandise, materials and supplies       6,796       6,405

   Total Inventories                       $17,442     $16,484

6. Average common shares outstanding for the interim periods ended March 31, 1997 and 1996 were 1,797,125.

7. Certain prior period amounts have been reclassified to conform with the presentation for the current period.

8. In April 1997, YCP, the owners of the Kapalua Bay Hotel, exercised their option to purchase a 50% interest in the 12-acre parcel adjacent to the hotel for $4.5 million, subject to certain agreements and understandings, including finalization of a joint venture agreement.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the first quarter of 1997 was $104,000 compared to $620,000 for the first quarter of 1996. Revenues for the first quarter of 1997 of $28.9 million were lower by 3% compared to last year's first quarter. Lower net income and revenues in the first quarter of 1997 was attributable to a land sale which contributed approximately $320,000 to net income in 1996, and to lower earnings from the Company's Pineapple and Resort operations.

Interest expense for the first quarter of 1997 was 28% lower than the first quarter of 1996. The reduction in interest expense was the result of lower average borrowings in the first quarter of 1997. The Company's debt was reduced in the fourth quarter of 1996 as a result of cash flows from operating activities, in particular Pineapple operations. Average interest rates on the Company's borrowings were about the same in the first quarters of 1997 and 1996.

General and Administrative expenses increased by 6% for the first quarter of 1997 compared to the first quarter of 1996. Higher expenses in 1997 was due primarily to increased staffing and wage adjustments and higher costs for consultants.

Pineapple

Revenue from Pineapple operations was $18.4 million for the first quarter of 1997 compared to $19 million for the first quarter of 1996. The operating profit from this segment was $340,000 for the first quarter of 1997 compared to $644,000 for last year's first quarter. Higher average prices in 1997 produced revenue increases of approximately $300,000. However a change in product mix sold (fruit, juice, concentrate) and reduced fresh fruit sales combined to result in lower revenue and operating profits.

Resort

The Company's Resort segment contributed revenue of $9.39 million in the first quarter of 1997 compared to $9.42 million for last year's first quarter. Operating profits for the first quarter of 1997 was $1.7 million compared to $2 million for the first quarter of 1996.

Revenue from the Kapalua Villa program increased in 1997 as a result of the higher number of units in the program since September of 1996. The Resort membership program contributed increased revenue in 1997 and the overall Resort occupancy increased in 1997. These increases did not offset lower merchandise sales, fewer paid golf rounds and a planned reduction in ground lease rent to accommodate the restoration of The Kapalua Bay Hotel. The hotel closed on April 1, 1997 and is scheduled to reopen in the fall.

Increased expenses related to the Kapalua Villa program and higher marketing costs also contributed to the reduction in Resort operating profits.


Commercial & Property

Revenue from the Commercial & Property segment was $1.1 million for the first quarter of 1997 compared to $1.4 million for the first quarter of 1996. These operations produced an operating loss of $90,000 in the first quarter of 1997 compared to an operating profit of $236,000 in the first quarter of 1996. The lower results in 1997 was largely due to a land sale in 1996 which contributed approximately $500,000 to revenues and operating profits in 1996. The Company's equity in losses of Kaahumanu Center Associates decreased by 17% in the first quarter of 1997 compared to the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997 the Company's total debt including capital leases was $31.8 million compared to $30.2 million at December 31, 1996. The increase in debt and positive cash flows from operating activities was principally used to finance capital expenditures and the Company's share of cash calls by Kaahumanu Center Associates. Unused short- and long-term lines of credit were $11.9 million at the end of the first quarter of 1997.

In April of 1997 the Company entered into a $5 million loan agreement with Pacific Coast Farm Credit Services. Advances under this loan are to be used to purchase assets for the Company's pineapple operations. The loan includes a revolving period of approximately two years and a final maturity date of January 1, 2002. At the Company's option, interest on advances are to be based on the prime rate, a Western Farm Credit Bank rate, or a Eurodollar rate.

Consolidated capital expenditures are expected to be approximately $9.8 million in 1997 of which approximately 54% are for the replacement of existing equipment. The Company expects to finance approximately $2.6 million of these expenditures with capital leases and the remainder will be financed with operating cash flows.


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

DBCP.

In 1985, the U.S. Environmental Protection Agency banned the use to dibromochlorapropane (DBCP). Prior to 1985, the Company used DBCP to retard nematode growth on its pineapple plantations. The Company's use of DBCP was in accordance with the manufacturer's directions and appropriate Federal rules. In recent years DBCP has been detected in a County drinking water well on Maui. In May of 1996, the County of Maui filed a lawsuit against certain manufacturers and distributors of DBCP in connection with drinking water contamination. On March 31, 1997, one of the DBCP manufacturers, Occidental Chemical Corporation (Occidental), tendered its defense of Maui County's suit to the Company based on a 1978 indemnity agreement. The Company has tendered Occidental's claim to its insurers and reserved all of its defenses to Occidental's claims under the indemnity agreement. The primary insurer has accepted the Company's tender on terms that have yet to be determined. At this time, it is not possible to determine the extent, if any, of potential liability to the Company.


Item 5.   Other Information

Cannery Waste Water Disposal System.

In May of 1997, the Company expects to complete a system for disposal of cooling water and waste water from its cannery operation which will transmit the water to an agricultural area in central Maui and recycle the water for irrigation purposes. This new system will allow the Company to discontinue its previous method of disposing of the water using underground injection wells. Construction of the new system began in 1994, and its total cost will be approximately $2.6 million. The new system will comply with current Federal and State regulations; the previous system did not. The Company and the Department of Health, State of Hawaii, are negotiating a settlement of penalties that the Department of Health might impose against the Company for (i) the discharge of condenser and can cooling water from the Company's Kahului Cannery into Kahului harbor, and (ii) the disposal of effluent from the Company's Kahului Cannery into an injection well. The Company is in the process of collecting information requested by the State of Hawaii which will be used to evaluate the amount of a penalty for non-compliance, if any.


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          (10) Material Contracts
               A.  Third Amendment To Note Purchase Agreement,
               (between John Hancock Mutual Life Insurance
               Company and Maui Land & Pineapple Company, Inc.)
               issued as of March 31, 1997.*

               B.  Loan Agreement Between Pacific Coast Farm
               Credit Services, ACA and Maui Land & Pineapple
               Company, Inc., dated as of April 18, 1997.*

          (27) Financial Data Schedule
               A.   As of March 31, 1997 and for the three
                months then ended.*


               *Filed Herewith

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the period covered by this report.





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              MAUI LAND & PINEAPPLE COMPANY, INC.



May 14, 1997              /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)