Form 10-Q
period 1997-06-30
MAUI LAND & PINEAPPLE CO INC
filed 1997-08-12
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1997

                Commission file number  0-6510

              MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

          HAWAII                               99-0107542
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

P. O. BOX 187, KAHULUI, MAUI, HAWAII   96733-6687
(Address of principal executive offices)

Registrant's telephone number, including area code:  (808) 877-
3351

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

          Class                  Outstanding at August 1, 1997
Common Stock, no par value              1,797,125 shares


              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets - June 30, 1997 (Unaudited)
  & December 31, 1996                                           3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 1997 & 1996 (Unaudited)           4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 1997 & 1996  (Unaudited)            5

Condensed Statements of Cash Flows
  Six Months Ended June 30, 1997 & 1996 (Unaudited)             6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     10

Item 4.  Submission of Matters to a Vote of Security-Holders   10

Item 6.  Exhibits and Reports on Form 8-K                      11

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  6/30/97     12/31/96
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $  1,923    $     453
  Accounts and notes receivable                    11,418       14,343
  Inventories                                      21,148       16,484
  Other current assets                              3,852        4,028

    Total current assets                           38,341       35,308

Property                                          196,377      190,999
  Accumulated depreciation                       (108,313)   (104,389)

Property - net                                     88,064       86,610

Other Assets                                       12,049       10,933

TOTAL                                             138,454      132,851

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
         and capital lease obligations              1,549        1,254
  Trade accounts payable                            5,401        7,661
  Other current liabilities                         8,156        6,926

    Total current liabilities                      15,106       15,841

Long-Term Liabilities
  Long-term debt and capital lease obligations     33,926       28,898
  Accrued retirement benefits                      22,031       21,983
  Other long-term liabilities                       7,697        8,096

    Total long-term liabilities                    63,654       58,977

Stockholders' Equity
  Common stock, no par value - 1,800,000 shares
      authorized, 1,797,125 issued and outstanding 12,318       12,318
  Retained earnings                                47,376       45,715

    Stockholders' Equity                           59,694       58,033

TOTAL                                            $138,454    $ 132,851

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/97     6/30/96
                                         (Dollars in Thousands
                                         Except Share Amounts)

REVENUES
  Net sales                              $22,417       $22,301
  Operating income                         6,396        5,909
  Other income                             4,297           89

Total Revenues                            33,110       28,299

COSTS AND EXPENSES
  Cost of goods sold                      15,882       15,083
  Operating expenses                       6,704        5,541
  Shipping and marketing                   3,436        3,620
  General and administrative               3,587        3,712
  Equity in losses of
    joint ventures                           270          265
  Interest                                   760          841

Total Costs and Expenses                  30,639       29,062

INCOME (LOSS) BEFORE INCOME TAXES          2,471        (763)

INCOME TAXES (CREDIT)                        914        (287)

NET INCOME (LOSS)                          1,557        (476)

RETAINED EARNINGS, BEGINNING OF PERIOD    45,819       47,172

RETAINED EARNINGS, END OF PERIOD          47,376       46,696

PER COMMON SHARE
  Net Income (Loss)                      $   .86       $(.26)


See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/97     6/30/96
                                         (Dollars in Thousands
                                         Except Share Amounts)

REVENUES
  Net sales                              $43,469       $44,315
  Operating income                        13,849       12,932
  Other income                             4,680          884

Total Revenues                            61,998       58,131

COSTS AND EXPENSES
  Cost of goods sold                      30,413       30,098
  Operating expenses                      12,730       11,308
  Shipping and marketing                   6,811        6,814
  General and administrative               7,464        7,361
  Equity in losses of
    joint ventures                           513          558
  Interest                                 1,431        1,771

Total Costs and Expenses                  59,362       57,910

INCOME BEFORE INCOME TAXES                 2,636          221

INCOME TAXES                                 975           77

NET INCOME                                 1,661          144

RETAINED EARNINGS, BEGINNING OF PERIOD    45,715       46,552

RETAINED EARNINGS, END OF PERIOD          47,376       46,696

PER COMMON SHARE
  Net Income                             $   .92       $  .08


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                         6/30/97       6/30/96
                                         (Dollars in Thousands)


Net Cash Provided By (Used In)
  Operating Activities                   $ (202)       $ 2,569

Investing Activities
  Purchases of property                  (5,760)       (3,465)
  Proceeds from disposal of property       3,380           526
  Contributions to joint ventures          (877)            --
  Proceeds from surrender of insurance policies--        3,125
  Other                                    (394)           553

Net Cash Provided by (Used In)
                 Investing Activities    (3,651)           739

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (5,032)       (7,669)
  Proceeds from long-term debt           10,355         5,050

Net Cash Provided By (Used In)
  Financing Activities                    5,323        (2,619)

Net Increase in Cash                      1,470           689

Cash at Beginning of Period                 453           166

Cash at End of Period                   $ 1,923       $   855


Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,669,000 and $1,989,000 was paid during the six months ended June 30, 1997 and 1996, respectively. Income taxes of $185,000 were paid during the six months ended June 30, 1996.


See accompanying Notes to Condensed Financial Statements.


               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES
       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended June 30, 1997 and 1996.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $688,000 and $698,000 at June 30, 1997 and December 31, 1996, respectively.

5. Inventories as of June 30, 1997 and December 31, 1996 were as follows (in thousands):

                                          6/30/97     12/31/96

   Pineapple products
      Finished goods                       $11,228     $ 7,306
      Work in progress                       2,242       1,645
      Raw materials                            644         789
   Real estate held for sale                   339         339
   Merchandise, materials and supplies       6,695       6,405

   Total Inventories                       $21,148     $16,484

6. Average common shares outstanding for the interim periods ended June 30, 1997 and 1996 were 1,797,125.

7. In June of 1997, the sale of a 50% interest in the 12-acre parcel of property adjacent to the Kapalua Bay Hotel to YCP, the owners of the hotel, was concluded. The Company recognized a gain of $4.2 million from this transaction. The Company and YCP also concluded a joint venture in the form of a Hawaii limited liability company, to own, develop and sell the parcel.

8. Certain prior period amounts have been reclassified to conform with the presentation for the current period.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the second quarter of 1997 was $1,557,000 compared to a net loss of $476,000 for the second quarter of 1996. Revenues for the second quarter of 1997 were higher by 17% compared to the second quarter of 1996.

For the first half of 1997 net income was $1,661,000 compared to $144,000 for the first half of 1996. Revenues for the same period increased by 7%.

Improved results for the second quarter and first half of 1997 principally reflects the sale of a 50% interest in the 12 acre parcel adjacent to the Kapalua Bay Hotel in June of 1997.

Interest expense for the second quarter and first half of 1997 were lower by 10% and 19% respectively compared to the same periods in 1996 due to lower average borrowings and to lower average interest rates.

Pineapple

Revenue from Pineapple operations was $20 million for the second quarter of 1997 compared to $19.7 million for the second quarter of 1996. For the first half of 1997 revenue was $38.4 million compared to $38.7 million for the same period in 1996. This segment generated operating profits of $667,000 for the second quarter of 1997 compared to $926,000 for the second quarter of 1996; and $1 million for the first half of 1997 compared to $1.6 million for the first half of 1996.

Higher average prices in 1997 contributed approximately $450,000 and $750,000 to revenue for the second quarter and first half of 1997 respectively. However a change in product mix sold (fruit, juice, concentrate) more than offset price increases for the first half of 1997. Higher average cost per case sold was also responsible for the decline in operating profits for the second quarter and first half of 1997.

Resort

Revenue from the Kapalua Resort was $12 million for the second quarter of 1997 compared to $7.6 million for the second quarter of 1996. For the first half of 1997 revenue from this segment was $21 million compared to $17 million for the same period in 1996. Operating profit from the Resort segment was $3.7 million for the second quarter of 1997 compared to $226,000 for the second quarter of 1996. For the first half of 1997 Resort operating profit was $5.4 million compared to $2.2 million for the first six months of 1996.

Revenue and operating profit for the second quarter and first six months of 1997 includes $4.2 million from a land sale at Kapalua (see Note 7 to Condensed Financial Statements). Revenue from the Kapalua Villa program increased in 1997 as a result of the higher number of units in the program since September of 1996. The Resort's realty operations and Resort membership program also reported significant revenue increases. These increases were offset by a planned reduction in ground lease rent and decreases in other resort revenues related to the closure of the Kapalua Bay Hotel. The hotel closed on April 1, 1997 for major restoration work and is scheduled to reopen in mid-August 1997.

Commercial & Property

Revenue from the Commercial & Property segment was $1.1 million for the second quarter of 1997 compared to $1 million for the second quarter of 1996. For the first six months of 1997 revenues were $2.2 million compared to $2.4 million for the first half of 1996. The segment generated an operating loss of $119,000 for the second quarter of 1997 compared to an operating loss of $147,000 for the same period in 1996. For the first six months of 1997 these operations produced an operating loss of $209,000 compared to an operating profit of $89,000 for the same period a year earlier.

Revenue and operating profit for the first half of 1996 includes approximately $500,000 from the sale of a land parcel. Naplili Plaza and the Company's Kaahumanu Center operations produced improved results in the second quarter and first half of 1997 compared to the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company's total debt including capital leases was $35.5 million, an increase of $5.3 million compared to December 31, 1996. The increase in debt was principally used to finance capital expenditures and the Company's share of cash calls by joint ventures. Unused short- and long-term lines of credit and equipment financing facilities were $18.7 million at the end of the second quarter of 1997.

Consolidated capital expenditures are expected to be approximately $10 million in 1997 of which approximately 40% are for the replacement of existing equipment. The largest item in capital expenditures for 1997 is $1.9 million for the Company's cannery waste water disposal system which was completed and operational as of June 23, 1997. The Company expects to finance approximately $3.2 million of the 1997 capital expenditures with capital leases or other equipment financing arrangements and the remainder will be financed with operating cash flows and cash from property disposals.

At June 30, 1997 the Company had commitments under letters of credit totaling $2.1 million.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Antidumping Petition

As previously reported, on November 8, 1996, the United States Court of International Trade ("USCIT") announced its decision regarding appeals filed by the Thai respondents. The USCIT remanded certain issues back to the Department of Commerce for recalculation. The Company strongly disagrees with the USCIT's decision on these issues which could substantially reduce the duties being imposed on canned pineapple fruit from Thailand. In the second quarter of 1997, both the Company and the United States Department of Commerce appealed the decision by the USCIT to the United States Court of Appeals for the Federal Circuit. The appeal process is expected to take nine to twelve months. During this time and subject to periodic review, duties at the rates originally determined by the Department of Commerce will continue to be imposed on canned pineapple imported into the U.S. from Thailand.

Background information for this issue is discussed at Part I,
Item 3.A. of Form 10-K, for the year ended December 31, 1996.


Item 4.   Submission of Matters to a Vote of Security-Holders

On May 2, 1997, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 7, 1997, record date for the annual meeting was 1,797,125. The results of the matters voted upon were as follows:

Election of Class One directors for a three-year term:

                              Shares Voted For Shares Withheld

Randolph G. Moore             1,627,052        39,771
Fred E. Trotter III           1,627,051        39,772

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 1997:

Shares voted for:           1,640,431
Shares voted against:          25,293
Shares abstained:               1,099

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

(27)  Financial Data Schedule
   As of June 30, 1997 and for the six months then ended.*

*Filed Herewith


(b)  Reports on Form 8-K
There were no reports on Form 8-K filed for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         MAUI LAND & PINEAPPLE COMPANY, INC.




August 12, 1997           /S/   PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)