Form 10-Q
period 1997-09-30
MAUI LAND & PINEAPPLE CO INC
filed 1997-11-12
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1997

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

                      Yes  [x]No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at November 3, 1997
Common Stock, no par value              1,797,125 shares


              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets - September 30, 1997 (Unaudited)
  & December 31, 1996                                           3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 1997 & 1996 (Unaudited)      4

Condensed Statements of Operations and Retained Earnings,
 Nine Months Ended September 30, 1997 & 1996  (Unaudited)       5

Condensed Statements of Cash Flows
 Nine Months Ended September 30, 1997 & 1996 (Unaudited)        6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  9/30/97     12/31/96
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $    970    $     453
  Accounts and notes receivable                    17,196       14,343
  Inventories                                      20,953       16,484
  Other current assets                              4,455        4,028

    Total current assets                           43,574       35,308

Property                                          197,792      190,999
  Accumulated depreciation                       (110,132)   (104,389)

Property - net                                     87,660       86,610

Other Assets                                       10,696       10,933

TOTAL                                             141,930      132,851

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and capital lease obligations1,571     1,254
  Trade accounts payable                            3,375        7,661
  Other current liabilities                         7,912        6,926

Total current liabilities                          12,858       15,841

Long-Term Liabilities
  Long-term debt and capital lease obligations     39,056       28,898
  Accrued retirement benefits                      21,430       21,983
  Other long-term liabilities                       7,932        8,096

Total long-term liabilities                        68,418       58,977

Stockholders' Equity
  Common stock, no par value - 1,800,000 shares
      authorized, 1,797,125 issued and outstanding 12,318       12,318
  Retained earnings                                48,336       45,715

Stockholders' Equity                               60,654       58,033

TOTAL                                            $141,930    $ 132,851

See accompanying Notes to Condensed Financial Statements.
      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         9/30/97     9/30/96
                                         (Dollars in Thousands
                                         Except Share Amounts)

REVENUES
  Net sales                              $29,082       $30,435
  Operating income                         7,088        6,229
  Other income                             1,206          340

Total Revenues                            37,376       37,004

COSTS AND EXPENSES
  Cost of goods sold                      20,887       20,977
  Operating expenses                       6,722        6,258
  Shipping and marketing                   3,705        4,341
  General and administrative               3,541        3,515
  Equity in losses of joint ventures         263           88
  Interest                                   799          937

Total Costs and Expenses                  35,917       36,116

INCOME BEFORE INCOME TAXES                 1,459          888

INCOME TAXES                                 499          370

NET INCOME                                   960          518

RETAINED EARNINGS, BEGINNING OF PERIOD    47,376       46,696

RETAINED EARNINGS, END OF PERIOD          48,336       47,214

PER COMMON SHARE
  Net Income                             $   .54       $  .29


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Nine Months Ended
                                         9/30/97     9/30/96
                                         (Dollars in Thousands
                                         Except Share Amounts)

REVENUES
  Net sales                              $72,551       $74,750
  Operating income                        20,937       19,161
  Other income                             5,886        1,224

Total Revenues                            99,374       95,135

COSTS AND EXPENSES
  Cost of goods sold                      51,300       51,076
  Operating expenses                      19,452       17,566
  Shipping and marketing                  10,516       11,155
  General and administrative              11,005       10,875
  Equity in losses of joint ventures         776          646
  Interest                                 2,230        2,708

Total Costs and Expenses                  95,279       94,026

INCOME BEFORE INCOME TAXES                 4,095        1,109

INCOME TAXES                               1,474          447

NET INCOME                                 2,621          662

RETAINED EARNINGS, BEGINNING OF PERIOD    45,715       46,552

RETAINED EARNINGS, END OF PERIOD          48,336       47,214

PER COMMON SHARE
  Net Income                             $  1.46       $  .37


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Nine Months Ended
                                         9/30/97       9/30/96
                                         (Dollars in Thousands)


Net Cash Used In Operating Activities    $(7,189)      $(3,071)

Investing Activities
  Purchases of property                   (6,684)       (3,288)
  Proceeds from disposal of property       5,339           789
  Contributions to joint ventures         (1,145)           --
  Distributions from joint venture         1,950            --
  Proceeds from surrender of
    insurance policies                        --         3,246
  Increase in deferred costs and other   (1,489)           400

Net Cash Provided By (Used In)
    Investing Activities                 (2,029)         1,147

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (8,470)       (10,177)
  Proceeds from long-term debt           18,205         12,400

Net Cash Provided By
   Financing Activities                   9,735          2,223

Net Increase in Cash                        517            299

Cash at Beginning of Period                 453            166

Cash at End of Period                   $   970        $   465

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $2,848,000 and $3,276,000 was paid during the nine months ended September 30, 1997 and 1996, respectively. Income taxes of $110,000 and $306,000 were paid during the nine months ended September 30, 1997 and 1996, respectively. Capital lease obligations of $740,000 and $848,000 were incurred during the nine months ended September 30, 1997 and 1996, respectively.


See accompanying Notes to Condensed Financial Statements.
               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES
       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended September 30, 1997 and 1996.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $573,000 and $698,000 at September 30, 1997 and December 31, 1996, respectively.

5. Inventories as of September 30, 1997 and December 31, 1996 were as follows (in thousands):

                                          9/30/97       12/31/96

   Pineapple products
      Finished goods                       $13,308     $ 7,306
      Work in progress                         934       1,645
      Raw materials                            525         789
   Real estate held for sale                    --         339
   Merchandise, materials and supplies       6,186       6,405

   Total Inventories                       $20,953     $16,484

6. Average common shares outstanding for the interim periods ended September 30, 1997 and 1996 were 1,797,125.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the third quarter of 1997 was $960,000 compared to $518,000 for the third quarter of 1996. Revenues were higher by 1% for the same periods respectively. Other income for the third quarters of 1997 and 1996 included revenues from land sales of $1 million and $200,000, respectively.

For the first nine months of 1997 net income was $2,621,000 compared to $662,000 for the first nine months of 1996. Revenues of $99 million for the first nine months of 1997 were 4% higher than the same period in 1996. Other income for the first nine months of 1997 and 1996 included revenues from land sales of $5.2 million and $700,000, respectively.

The sale of two land parcels in the Company's Commercial & Property segment contributed approximately $700,000 to the 1997 third quarter net income. The sale of a 50% interest in the 12-acre parcel adjacent to the Kapalua Bay Hotel in June of 1997 also contributed approximately $2.6 million to net income for the first nine months of 1997.

Interest expense for the third quarter and first nine months of 1997 were lower by 15% and 18%, respectively, compared to the same periods in 1996 due principally to lower average borrowings.

Pineapple

Revenue from Pineapple operations was $26.5 million for the third quarter of 1997 compared to $27.7 million for the third quarter of 1996. For the first nine months of 1997 revenue was $64.9 million compared to $66.4 million for the same period in 1996. This segment generated operating profits of $2,210,000 for the third quarter of 1997 compared to $2,512,000 for the third quarter of 1996; and $3.2 million for the first nine months of 1997 compared to $4.1 million for the first nine months of 1996.

Higher average prices in 1997 compared to 1996, contributed approximately $630,000 and $1.4 million to revenue for the third quarter and first nine months of 1997, respectively. Lower sales volume of canned pineapple products reduced revenues by $2.3 million and $2.4 million for the third quarter and first nine months of 1997 respectively. A change in product mix sold (fruit, juice, concentrate) and a higher average cost per case sold was also responsible for the lower operating profits in 1997.

Resort

Revenue from the Kapalua Resort was $8.7 million for the third quarter of 1997 compared to $8 million for the third quarter of 1996. For the first nine months of 1997 revenue from this segment was $30 million compared to $25 million for the same period in 1996. Operating profit from the Resort segment was $173,000 for the third quarter of 1997 compared to $546,000 for the third quarter of 1996; and $5.6 million for the first nine months of 1997 compared to $2.7 million for the first nine months of 1996.

Golf course operations, Villa Rentals and realty operations contributed to higher revenues in the third quarter and first nine months of 1997. Revenues and operating profits for first nine months of 1997 also includes $4.2 million from the sale of a 50% interest in the 12-acre parcel adjacent to the Kapalua Bay Hotel. These increases were partially offset by planned ground lease rent concessions allowances which were made to accommodate the temporary closure of the Kapalua Bay Hotel for major restoration work from April through mid-August of 1997., and decreases in other resort revenues related to the Hotel closure. Higher operating costs and marketing expenses resulted in a reduction of operating profits from Kapalua's ongoing resort
operations.   Other Resort revenues also experienced decreases,
again related to the Hotel closure. These revenue decreases coupled with higher operating costs, resulted in reduced operating profits from Kapalua's ongoing operations.

Commercial & Property

Revenue from the Commercial & Property segment was $2.2 million for the third quarter of 1997 compared to $1.3 million for the third quarter of 1996. For the first nine months of 1997 revenues were $4.4 million compared to $3.7 million for the first nine months of 1996. The segment generated an operating profit of $1.1 million for the third quarter of 1997 compared to an operating loss of $1,000 for the same period in 1996. For the first nine months of 1997 these operations produced an operating profit of $851,000 compared to an operating profit of $88,000 for the same period a year earlier.

Land sales contributed $1 million to revenues and operating profits for the third quarter and first nine months of 1997. The third quarter and first nine months of 1996 includes revenue and operating profits from land sales of $200,000 and $700,000, respectively. The Company's Kaahumanu Center operations produced lower operating losses for the third quarter and first nine months of 1997. Napili Plaza reported lower operating results of the third quarter of 1997, but improved results for the first nine months as compared to the same periods in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company's total debt including capital leases was $40.6 million, an increase of $10.5 million compared to December 31, 1996. Cash flows used for operating activities for the first nine months of 1997 was $7.2 million. The increase in debt and operating cash flow use largely reflects the peak pineapple canning months during the summer and a lag in accounts receivable collections. Positive operating cash flows are expected during the fourth quarter and the Company's outstanding debt is expected to be reduced. The Company had approximately $14 million in unused short- and long-term revolving credit and equipment financing lines available at September 30,1997.

Consolidated capital expenditures are expected to be approximately $9.3 million in 1997 of which approximately 50% are for the replacement of existing equipment. The Company expects to finance approximately $4.2 million of the 1997 capital expenditures with capital leases or other equipment financing arrangements and the remainder will be financed with operating cash flows and cash from property disposals.


PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Arosi Litigation
On July 10, 1996, Arosi Hawaii, Inc. ("Arosi") filed a complaint against Maui Land & Pineapple Company, Inc. ("MLP") and two of its officers, Don Young and Paul J. Meyer, entitled Arosi Hawaii, Inc. v. Maui Land & Pineapple Company, Inc., et al., Civil No. 96-0871(1) (Circuit Court of the Second Circuit, State of Hawaii). The complaint alleged that MLP's exercise of a contractual first refusal right tortuously interfered with Arosi's attempt to purchase the Kapalua Bay Hotel and Villas.

Effective August 22, 1997, the parties executed a Settlement, Release and Indemnity Agreement, and on October
29, 1997, the case was dismissed with prejudice.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
(10) Material Contracts
   (A)  Partnership Redemption Agreement Among Plantation Club
       Associates, Rolfing Partners and Kapalua Land Company, Ltd.*

(27) Financial Data Schedule
   As of September 30, 1997 and for the nine months then ended.*

*Filed Herewith


(b)  Reports on Form 8-K
There were no reports on Form 8-K filed for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         MAUI LAND & PINEAPPLE COMPANY, INC.




 NOVEMBER 12, 1997                     /S/ PAUL J. MEYER
       Date                            Paul J. Meyer
                                       Executive Vice President/Finance
                                      (Principal Financial Officer)