Form 10-K405
period 1997-12-31
MAUI LAND & PINEAPPLE CO INC
filed 1998-03-26
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

                 Commission file number   0-6510

              MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

         HAWAII                         99-0107542
(State or other jurisdiction       (IRS Employer Identification
of incorporation or organization)        number)

120 KANE STREET, P. O. BOX 187, KAHULUI, MAUI, HAWAII  96733-6687
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (808) 877-3351

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, as of February 2, 1998, of the voting stock held by nonaffiliates of the registrant:
$52,237,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at February 2, 1998
Common Stock, no par value              1,797,125 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 1997 Annual Report to
Security Holders.
Part III -- Portions of Proxy Statement dated March 27, 1998.
Exhibit Index--pages 19 - 22.

PART I
Item 1.  Business

(a)  General
     Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company as well as its principal wholly owned subsidiaries, Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.
     The Company also participates in joint ventures that are accounted for by the equity method. The most significant of these ventures are Kaahumanu Center Associates, the owner and operator of a regional shopping center, and Plantation Club Associates, a developer of residential lots.
     The industry segments of the Company are as follows:
          (1)  Pineapple - includes growing pineapple,
          canning pineapple in tinplated steel containers fabricated by the Company, and marketing canned pineapple products and fresh whole and fresh cut pineapple.
          (2) Resort - includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui. It also includes the Company's investment in Plantation
          Club Associates and (through 1995) Kaptel
          Associates.
          (3)  Commercial & Property - includes Kaahumanu
          Center (investment in Kaahumanu Center Associates, effective May 1, 1995), the Napili Plaza shopping center, and non-resort rentals and land sales. It also includes the Company's land entitlement and land management activities.

(b)  Financial Information About Industry Segments
     The information set forth under Note 15 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 1997 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business

(1)  Pineapple
     Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two Company-operated plantations on Maui that provided approximately 87% of the fruit processed in 1997. The balance of fruit processed was purchased from independent Maui growers. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice, and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
     The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A.TM stamped on the can lid.
Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers.
     The Company also sells fresh whole pineapple to retail and wholesale grocers in Hawaii and the continental United States.
In 1996 the Company began selling fresh cut pineapple to customers in Hawaii. In 1997 the Company began test marketing fresh cut pineapple on the West Coast of the United States.
     In 1997 Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) entered into a joint venture with an Indonesian pineapple grower and canner.
The joint venture, Premium Tropicals International, LLC, will market and sell Indonesian canned pineapple in the United States. Sales through this joint venture began in 1998.
     In 1997, approximately 20 domestic customers accounted for about 56% of the Company's pineapple sales. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 4.1%, 5.7% and 7.1% of total pineapple sales in 1997, 1996 and 1995, respectively. Sales to the U.S. government amounted to approximately 12.9%, 12.5% and 13.1% of total pineapple sales in 1997, 1996 and 1995, respectively. The Company's pineapple sales office is in Concord, California.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation. They are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple is shipped by air.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies, Dole Food Company, Inc. and Del Monte Food Co., which produce substantial quantities of pineapple products, a significant portion of which is produced in the Philippines. Producers of pineapple products in other foreign countries, particularly Thailand and Indonesia, are also a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the West Coast United States fresh fruit market and being the only U.S. canner of pineapple. Other canned fruits and fruit juices are also a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
     For information regarding the antidumping petition and duties currently imposed on imports of canned pineapple fruit from Thailand, see Part I, Item 3. (A) of this report.
     For further information regarding Pineapple operations see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)  Resort
     Kapalua Resort is a master-planned golf resort community on Maui's northwest coast. The property encompasses 1,650 acres bordering the ocean with three white sand beaches, and includes two hotels, seven residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and waste transmission utilities are also included in the Resort. Approximately 766 acres are available for further development within the Kapalua Resort.
     Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's resort segment. The following additional wholly owned subsidiaries of the Company are included in the Resort segment: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; Kapalua Investment Corp., an investment holding company; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.) a general brokerage real estate company located within the resort.
     The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), the shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton Kapalua Hotel and Kapalua Bay Hotel), as well as various on-site administrative and maintenance facilities.
     The Company operates the golf and tennis facilities, the shopping center, nine retail shops, a vacation rental program (The Kapalua Villas), and certain services to the resort including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages the Kapalua Club, a membership program that provides for certain rights and privileges of its members within the Resort.
     Joint ventures have enabled Kapalua to proceed with some development projects. Plantation Club Associates, an unincorporated joint venture between Kapalua Land Company, Ltd. and Rolfing Partners, was formed in 1988 to finance and develop The Plantation at Kapalua, comprised of an 18-hole golf course (The Plantation Course) and two residential development projects (Plantation Estates Phase I and II). In 1997 the three remaining lots in Plantation Estates Phase I were sold and the partners concluded an agreement to liquidate the partnership effective as of December 31, 1997. For further information regarding Plantation Club Associates, see Note 3 to Consolidated Financial Statements.
     Kapalua Investment Corp. (KIC) was a general partner in Kaptel Associates, the partnership that owned The Ritz-Carlton Kapalua Hotel. In October of 1995, KIC transferred its 25% interest in Kaptel to the major general partner, NI Hawaii Resorts, Inc. For further information regarding Kaptel Associates, see Note 3 to Consolidated Financial Statements.
     In 1997 the Company and ERE Yarmouth, owner of the Kapalua Bay Hotel, formed a 50/50 joint venture, Kapalua Coconut Grove LLC, to develop the 12-acre parcel adjacent to the hotel. Yarmouth purchased a one-half interest in the land from the Company prior to formation of the venture.
     The Kapalua Resort faces substantial competition from alternative visitor destinations throughout the world. Kapalua's total room inventory accounts for approximately 10% of the units available in West Maui, and approximately 6% of the total inventory on Maui.
     Kapalua's marketing strategies continue to target upscale visitors with a focus on golf. Beginning in January 1999, Kapalua will host the Mercedes Championships, the season opening event for the PGA Tour. This event replaces the Lincoln-Mercury Kapalua International and is a major marketing event for Kapalua. Advertising placements in key publications are also designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
     For further information regarding Resort operations see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)  Commercial & Property
     Kaahumanu Center is the largest retail and entertainment center on Maui, with a gross leasable area (GLA) of approximately 573,000 square feet. On December 31, 1997, 127 tenants occupied 96% of the available GLA. Kaahumanu Center faces substantial competition from other retail centers in Kahului and in other areas of Maui. The Kahului area has approximately 1.7 million square feet of retail space in use or under construction. The Center's primary competitors are the Maui Mall and the Maui Market Place, both located within 3 miles of Kaahumanu Center.
     In June of 1993 Kaahumanu Center Associates (KCA) was formed to finance the expansion and renovation of and to own and operate the Kaahumanu Center. The expansion and renovation, which was completed in November of 1994, expanded the Center from approximately 315,000 to 573,000 square feet of GLA. KCA is a partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii (ERS), as a limited partner. Effective April 30, 1995, the Company and ERS each have a 50% ownership interest in KCA. Prior to that, the ownership interests were 99% for the Company and 1% for ERS.
     Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. As of December 31, 1997, 21 tenants occupied 82% of the GLA. Napili Plaza faces competition from several other retail locations in the Napili area, which have approximately 276,000 total square feet of retail area.
     The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is the process of obtaining the required county, state and federal approvals to proceed with the planned development and use of a parcel of land, and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements.
     For further information regarding Commercial & Property operations see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)  Employees
     In 1997 the Company employed 2,270 employees. Pineapple operations employed approximately 580 full-time and 1,160 seasonal or intermittent employees, of which approximately 44% were covered by collective bargaining agreements. Resort operations employed approximately 430 employees. Approximately 14% are part-time employees and approximately 22% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 75 employees, and the balance of the employees was engaged in administrative activities.

(5)  Other Information
     The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $601,000 in 1997, $543,000 in 1996 and $410,000 in 1995.
     The Company has reviewed its compliance with Federal, State and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws. For information concerning certain pending environmental proceedings see Part I, Item 3. (B) and (C) of this report.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
     Export sales only arise in the Company's Pineapple segment. Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years these sales did not exceed 10% of total consolidated revenues.

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on Maui. Approximately 8,100 acres are used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property except for the following:
(1) a mortgage on the fee and leasehold interest in the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to the ground lessee for up to $65 million.;
(2) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
(3) certain easements and rights-of-way that do not materially affect the Company's use of its property;
(4) a mortgage on the three golf courses at Kapalua, which secures the Company's $15 million revolving credit arrangement;
(5) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(6) a $5,000,000 mortgage on the fee interest in Napili Plaza shopping center; and
(7) a small percentage of the Company's land in various locations on which multiple claims exist and for which the Company has initiated quiet title actions.
     Approximately 22,400 acres of the Company's land are located in West Maui, approximately 6,200 acres are located at its Haliimaile plantation in Central Maui, and approximately 28 acres are located in Kahului, Maui.
     The 22,400 acres in West Maui comprise a largely contiguous parcel which extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The Haliimaile property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala.
     Approximately 6,400 acres of Company-owned land are used directly or indirectly in pineapple operations and approximately 1,650 acres are designated for the Kapalua Resort. The Kahului acreage includes offices, a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored.
     Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expires on December 31, 1999. Eleven leases expiring at various dates through 2012 cover the balance of the leased property. The aggregate land rental for all leased land was $519,000 in 1997.

Item 3.   LEGAL PROCEEDINGS
     A.  Antidumping Petition.
     In June 1994, Maui Pineapple Company, Ltd. and the International Longshore and Warehouse Union filed an antidumping petition with the U.S. International Trade Commission and the U.S. Department of Commerce. The petition alleged that Thai producers of canned pineapple were violating U.S. and international trade laws by selling their products in the United States at less than fair value, and that such sales were causing injury to the U.S. industry producing canned pineapple.
     On May 30, 1995, the U.S. Department of Commerce completed its portion of the investigation, concluding that imports of canned pineapple from Thailand were being sold in the United States at less than fair value. Thai producers investigated included Dole Thailand, Ltd., The Thai Pineapple Public Co., Ltd., Siam Agro Industry Pineapple and Others Co., Ltd., and Malee Sampran Factory Public Co., Ltd.
     On June 30, 1995, the U.S. International Trade Commission announced its unanimous determination that the domestic industry producing canned pineapple was materially injured by reason of the unfair imports of canned pineapple from Thailand. As a result of the affirmative findings of both the U.S. Department of Commerce and the U.S. International Trade Commission, antidumping duties were imposed on all imports of canned pineapple fruit from Thailand into the United States, with cash duty deposits ranging up to 51%.
     The Thai respondents appealed the dumping calculations of the Department of Commerce to the United States Court of International Trade (USCIT). Maui Pineapple filed a cross appeal concerning one element of the Department's determination. On November 8, 1996, the USCIT announced its decision regarding appeals filed by the Thai respondents. The USCIT remanded certain issues back to the Department of Commerce for recalculation. In one of the issues, the USCIT ruled that the Department of Commerce's reliance on the Thai pineapple companies' normal accounting records (their allocation ratio between juice and solid pack) was inconsistent with a higher court's previous ruling. The Company strongly disagrees with the USCIT's decision on this issue, which could substantially reduce the duties being imposed if the USCIT's position is upheld.
     In 1997 the Company and the Department of Commerce appealed the decision by the USCIT to the United States Court of Appeals for the Federal Circuit. A final decision by that court is not expected until mid-1998.
     The amount of duties on the Thai imports is subject to periodic reviews by the Department of Commerce. The Company or the Thai producers can initiate these reviews. If the cost of production changes relative to the selling price of the product in the U.S., the duties would be adjusted. Based on results of the recently finalized first review, there were no significant adjustments to the duties. Results of the second review, which covers the period from July 1996 to June 1997, are pending.

     B.  Occidental Chemical Litigation.
     The County of Maui has sued several chemical manufacturers claiming that they are responsible for the presence of a nematocide commonly known as "DBCP" in certain water wells that the County of Maui maintains. One of those chemical manufacturers, Occidental Chemical Corporation ("OCC"), has claimed that Maui Land & Pineapple Company, Inc. ("MLP") is required to indemnify OCC against the County's claims under the terms of a March 14, 1978 Agreement for Sale of DBCP between MLP and Occidental Chemical Company. MLP rejected OCC's tender of this indemnification and, on November 13, 1997, filed a lawsuit against OCC, Maui Land & Pineapple Company, Inc. v. Occidental Chemical Corporation, Civil No. 97-0867 (Second Circuit Court, State of Hawaii), seeking judgment declaring that MLP has no obligation to indemnify OCC against the County's claims. On December 9, 1997, OCC removed MLP's lawsuit to the United States District Court for the District of Hawaii. On December 9, 1997 OCC filed a counterclaim against MLP in that lawsuit seeking judgment (a) declaring that MLP is obligated to indemnify OCC against the County's claims, and (b) awarding OCC damages for MLP's alleged breach of that obligation. OCC has not specified the amount it seeks to recover from MLP on its counterclaim, which MLP is contesting. MLP and OCC have each filed their answer to the other's claim, but have not commenced discovery or other litigation activity. No settlement negotiations have been initiated.
     MLP tendered the defense and indemnification of OCC's claims to its insurers, including Hawaiian Insurance & Guaranty Company, which is being liquidated by the State of Hawaii and is now known as HUI/Unico in Liquidation, Inc. ("HUI/Unico"). HUI/Unico agreed to defend MLP against OCC's claims under a reservation of the right to contest its obligation to do so. On September 2, 1997 HUI/Unico filed a lawsuit against MLP, Reynaldo D. Graulty, Insurance Commissioner of the State of Hawaii, in his capacity as Liquidator of HUI/Unico in Liquidation, Inc. v. Maui Land & Pineapple Company, Inc., Civil No. 97-3571-09 (First Circuit Court, State of Hawaii), seeking judgment declaring that HUI/Unico has no obligation to defend and indemnify MLP against OCC's claims. MLP is contesting HUI/Unico's lawsuit and, on October 13, 1997, filed a counterclaim against HUI/Unico seeking judgment declaring that HUI/Unico is obligated to defend and indemnify MLP against OCC's claims and awarding MLP damages for HUI/Unico's alleged breach of that obligation. MLP and HUI/Unico have commenced initial discovery. No settlement negotiations have been initiated.

     C.  Cannery Waste Water Citations
     In June of 1997, at a total cost of $3.2 million, the Company completed a system for disposal of cooling and wastewater from its cannery operation at Kahului. The system transmits the water from the cannery to an agricultural area in Central Maui and recycles the water for irrigation purposes. This new system allowed the Company to discontinue its previous method of disposing of this water. The Department of Health of the State of Hawaii (DOH) issued citations to the Company for (1) it's previous discharge of condenser and can cooling water from the cannery into Kahului harbor, and (2) it's previous disposal of effluent from the cannery into an injection well. The Company is in negotiations with the DOH regarding the potential penalties that may be imposed on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
     The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1997 Annual
Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 1997 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 23 of the Maui Land & Pineapple Company, Inc. 1997 Annual Report is incorporated herein by reference.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
     Not applicable for 1997.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated Financial
Statements" and "Notes to Consolidated Financial Statements" on pages 7 through 18 of the Maui Land & Pineapple Company, Inc.
1997 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 27, 1998, is incorporated herein by reference. Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 1998 or at such time as their successors are elected.

Gary L. Gifford (50)     President and Chief Executive Officer
                         since 1995; Executive Vice
                         President/Resort from 1987 to 1995.

Paul J. Meyer (50)       Executive Vice President/Finance since
                         1984.

Douglas R. Schenk (45)   Executive Vice President/Pineapple since
                         1995; Vice President/Pineapple from 1993 to 1995; Cannery Manager of Maui
                         Pineapple Company, Ltd. from 1989 to
                         1993.

Donald A. Young (50)     Executive Vice President/Resort since
                         1995; Executive Vice
                         President/Operations of Kapalua Land
                         Company, Ltd. from 1992 to 1995; Vice
                         President/Operations of Kapalua Land
                         Company, Ltd. from 1985 to 1992.

Scott A. Crockford (42)  Vice President/Retail Property since
                         1995; General Manager of Kaahumanu
                         Center from 1989 to 1995.

Warren A. Suzuki (45)    Vice President/Land Management since
                         October 1995; Vice
                         President/Construction & Planning of
                         Kapalua Land Company, Ltd. from May 1995 to October 1995; Director of Project
                         Coordination of Kapalua Land Company,
                         Ltd. from 1988 to 1995.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive Compensation" on pages 9 through 14 and under the subcaption "Directors' Meetings and Committees" on page 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement dated March 27, 1998 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy
Statement dated March 27, 1998 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation
Committee Interlocks and Insider Participation" on page 14 of the Maui Land & Pineapple Company, Inc. Proxy Statement dated March
27, 1998 is incorporated herein by reference.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:
     Consolidated Balance Sheets, December 31, 1997 and 1996 Consolidated Statements of Operations and Retained Earnings for the Years
        Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements
     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are filed herewith:
     II.  Valuation and Qualifying Accounts.
     The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 1997, 1996 and 1995 are filed as exhibits.
     (a)  3.   Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 19 to 22 of this Form 10-K.
     (b)  3.   Reports on Form 8-K
     There were no reports on Form 8-K filed for the period covered by this report.



INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 6, 1998; such consolidated financial statements and report are included in your 1997 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 6, 1998

                                                                SCHEDULE II


                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      ADDITIONS
                         ADDITIONS    CHARGED
             BALANCE AT  CHARGED TO   TO OTHER                BALANCE
             BEGINNING   COSTS AND    ACCOUNTS    DEDUCTIONS  AT END
DESCRIPTION  OF PERIOD   EXPENSES     describe    describe (b)   OF PERIOD
                          (Dollars in Thousands)

Allowance for
 Doubtful Accounts

     1997       $  698     $   47       $(a) 13     $(191)       $ 567

     1996          573        440            --      (315)         698

     1995       $  422     $  385       $(c) (101)  $(133)       $ 573

(a)  Recoveries.
(b)  Write off of uncollectible accounts.
(c) Adjustment as of 4/30/95 for the exclusion of formerly consolidated amounts resulting from the conversion to the equity method of accounting for Kaahumanu Center
     Associates. See Note 3 to Consolidated Financial
     Statements.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MAUI LAND & PINEAPPLE COMPANY, INC.

March 26, 1998                By  /S/ GARY L. GIFFORD
                                 Gary L. Gifford
                                 President & Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   /S/ MARY C. SANFORD                Date    March 26, 1998
     Mary C. Sanford
     Chairman of the Board

By   /S/ RICHARD H. CAMERON             Date    March 26, 1998
     Richard H. Cameron
     Vice Chairman of the Board

By   /S/ PAUL J. MEYER                  Date    March 26, 1998
     Paul J. Meyer
     Executive Vice President/Finance
     (Principal Financial Officer)

By   /S/ TED PROCTOR                    Date    March 26, 1998
     Ted Proctor
     Controller & Assistant Treasurer
     (Principal Accounting Officer)

By   /S/ PETER D. BALDWIN               Date    March 26, 1998
     Peter D. Baldwin
     Director

By   /S/ SAMUEL K. HIMMELRICH, SR.      Date    March 26, 1998
     Samuel K. Himmelrich, Sr.
     Director

By   /S/ RANDOLPH G. MOORE              Date    March 26, 1998
     Randolph G. Moore
     Director

By   /S/ FRED E. TROTTER III            Date    March 26, 1998
     Fred E. Trotter III
     Director
                        INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.             Articles of Incorporation and By-laws
3         (i)  Articles of Incorporation (Amended as of 4/19/79).
          Exhibit 3 to Form 10-K for the year ended December 31,
          1980.
3 (ii) By Laws (Amended as of 2/26/88). Exhibit (3ii) to Form 10-Q for the quarter ended September 30, 1994.

10.            Material Contracts
10.1  (i)  Amended and Restated Revolving Credit and Term
           Loan Agreement, dated as of December 4, 1996.  Exhibit
           10.1(i) to Form 10-K for the year ended December 31, 1996.
   (ii)*   First Loan Modification Agreement, dated
           December 31, 1997.
  (iii)*   Second Loan Modification Agreement, dated
           March 17, 1998.

10.2 (i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 18, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
    (ii)   Cost Overrun Guaranty Agreement, dated June 28,
           1993.  Exhibit (10)B of Form 10-Q for the quarter ended
           June 30, 1993.
   (iii)   Environmental Indemnity Agreement, dated June
           28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
    (iv)   Indemnity Agreement, dated June 28, 1993.  Exhibit
           (10)D to Form 10-Q for the quarter ended June 30, 1993.
     (v) Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
    (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
   (vii)   Conversion Agreement, dated April 27, 1995.
           Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
  (viii)   Indemnity Agreement, dated April 27, 1995.
           Exhibit (10)D to Form 8-K, dated as of April 30, 1995.

10.3 (i)  Note Purchase Agreement between John Hancock
          Mutual Life Insurance Company and Maui Land & Pineapple Company, Inc., dated September 9, 1993. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1993.
   (ii) First Amendment to Note Purchase Agreement dated as of March 30, 1994. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1994.
  (iii) Second Amendment to Note Purchase Agreement, dated as of November 13, 1995. Exhibit 10.3(iii) to Form 10-K for the year ended December 31, 1995.
   (iv)   Waiver To Note Purchase Agreement, dated as of
          December 31, 1996. Exhibit 10.3(iv) to Form 10-K for the year ended December 31, 1996.
   (v)    Third Amendment to Note Purchase Agreement,
          (between John Hancock Mutual Life Insurance Company and Maui Land & Pineapple Company, Inc.) issued as of March 31, 1997. Exhibit (10)A to Form 10-Q for the quarter ended March 31, 1997.

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

10.5 (i)  Partnership Agreement of Plantation Club
          Associates, dated November 10, 1988. Exhibit (10)A to Form 10-K for the year ended December 31, 1988.
    (ii)  Partnership Redemption Agreement Among Plantation
          Club Associates, Rolfing Partners and Kapalua Land Company, Ltd, dated September 30, 1997. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1997.

10.6           Mortgage, Security Agreement and Financing
          Statement, dated November 27, 1996.  Exhibit 10.6 to
          Form 10-K for the year ended December 31, 1996.

10.7           Compensatory plans or arrangements
     (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
    (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
   (iii)  Supplemental Executive Retirement Plan
          (effective as of January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.
   (iv)*  Executive Change-In-Control Severance
          Agreement (Gary L. Gifford, President/CEO), dated as of
          March 13, 1998.
    (v)*  Executive Change-In-Control Severance Agreement
          (Paul J. Meyer, Executive Vice President/Finance), dated as of March 13, 1998.
   (vi)*  Executive Change-In-Control Severance
          Agreement (Donald A. Young, Executive Vice
          President/Resort), dated as of March 13, 1998.
  (vii)*  Executive Change-In-Control Severance
          Agreement (Douglas R. Schenk, Executive Vice
          President/Pineapple), dated as of March 16, 1998.
 (viii)*  Change-In-Control Severance Agreement (Warren
          A. Suzuki, Vice President/Land Management), dated as of
          March 16, 1998.
   (ix)*  Change-In-Control Severance Agreement (Scott
          A. Crockford, Vice President/Retail Property), dated as of March 13, 1998.
    (x)*  Executive Severance Plan, effective as of March 5,1998.

10.8 (i) Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
          (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.9      (i)  Letter to Mr. Darrell D. Friedman from Mary
          Cameron Sanford dated April 29, 1996.  Exhibit (10)A to
          Form 10-Q for the quarter ended March 31, 1996.
          (ii) Letter to Mary Cameron Sanford from Darrell D.
          Friedman dated April 30, 1996.  Exhibit (10)B to Form
          10-Q for the quarter ended March 31, 1996.

10.10     (i)  Loan Agreement Between Pacific Coast Farm Credit
          Services, ACA and Maui Land & Pineapple Company, Inc., dated as of April 18, 1997. Exhibit (10)B to Form 10-Q for the quarter ended March 31, 1997.

11.            Statement re computation of per share earnings:
          Net Income (Loss) divided by weighted Average Common
          Shares Outstanding equals Net Income (Loss) Per Common
          Share.

13.*           Annual Report to Security Holders:  Maui Land &
          Pineapple Company, Inc. 1997 Annual Report.

21.            Subsidiaries of registrant:
               All of the following were incorporated in the State of Hawaii:
               Maui Pineapple Company, Ltd.
               Kapalua Land Company, Ltd.
               Kapalua Investment Corp.
               Kapalua Water Company, Ltd.
               Kapalua Waste Treatment Company, Ltd.
               Honolua Plantation Land Company, Inc.

27.*           Financial Data Schedule.  As of December 31, 1997
          and for the year then ended.

99.            Additional Exhibits.

99.1*          Financial Statements of Kaahumanu Center
          Associates for the years ended December 31, 1997, 1996 and 1995.