Form 10-Q
period 1998-03-31
MAUI LAND & PINEAPPLE CO INC
filed 1998-05-12
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1998

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

          Class                    Outstanding at May 4, 1998
Common Stock, no par value              7,188,500 shares


              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 1998 (Unaudited) and December 31, 1997              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 1998 and 1997 (Unaudited)        4

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 1998 and 1997 (Unaudited)        5

Notes to Condensed Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10


PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  3/31/98     12/31/97
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $    957    $   1,611
  Accounts and notes receivable                     9,597       12,748
  Inventories                                      19,888       18,713
  Other current assets                              3,462        4,076
    Total current assets                           33,904       37,148

Property                                          202,008      200,504
  Accumulated depreciation                       (114,552)   (112,457)
    Property - net                                 87,456       88,047

Other Assets                                        9,712        9,519

Total                                             131,072      134,714

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   2,813        3,052
  Trade accounts payable                            3,968        6,166
  Other current liabilities                         5,874        7,647
    Total current liabilities                      12,655       16,865

Long-Term Liabilities
  Long-term debt and capital lease obligations     29,885       29,435
  Accrued retirement benefits                      21,697       21,571
  Equity in losses of joint venture                 7,004        6,655
  Other long-term liabilities                       1,241        1,292
    Total long-term liabilities                    59,827       58,953

Stockholders' Equity
  Common stock, no par value - 1,800,000 shares
  authorized, 1,797,125 issued and outstanding     12,318       12,318
  Retained earnings                                46,272       46,578
    Stockholders' equity                           58,590       58,896

Total                                            $131,072    $ 134,714

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         3/31/98      3/31/97
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $20,158       $21,052
  Operating income                         8,187        7,453
  Other income                               124          383

Total Revenues                            28,469       28,888

Costs and Expenses
  Cost of goods sold                      14,280       14,531
  Operating expenses                       6,502        6,026
  Shipping and marketing                   3,479        3,375
  General and administrative               3,605        3,877
  Equity in losses of joint ventures         322          243
  Interest                                   760          671

Total Costs and Expenses                  28,948       28,723

Income (Loss) Before Income Taxes           (479)         165

Income Taxes (Credits)                      (173)          61

Net Income (Loss)                           (306)         104

Retained Earnings, Beginning of Period    46,578       45,715

Retained Earnings, End of Period          46,272       45,819

Per Common Share
  Net income (loss)                      $  (.04)      $  .01


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Three Months Ended
                                         3/31/98       3/31/97
                                         (Dollars in Thousands)


Net Cash Provided by
    Operating Activities                 $ 1,109       $  1,510

Investing Activities
  Purchases of property                   (1,546)        (2,205)
  Contributions to joint ventures           (100)          (830)
  Other                                     (328)          (255)

Net Cash Used in Investing Activities     (1,974)        (3,290)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (2,089)        (1,215)
  Proceeds from long-term debt             2,300          2,900

Net Cash Provided by
    Financing Activities                     211          1,685

Net Decrease in Cash                        (654)           (95)

Cash at Beginning of Period                1,611            453

Cash at End of Period                    $   957       $    358

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,319,000 and $1,424,000 was paid during the three months ended March 31, 1998 and 1997, respectively. Income taxes of $250,000 were paid during the three months ended March 31, 1998.


See accompanying Notes to Condensed Financial Statements.




               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES
       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended March 31, 1998 and 1997.

2. The Company's reports for interim periods utilize numerous estimates of production, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1998 and 1997 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $578,000 and $567,000 at March 31, 1998 and December 31, 1997, respectively.

5. Inventories as of March 31, 1998 and December 31, 1997 were as follows (in thousands):

                                           3/31/98    12/31/97

   Pineapple products
      Finished goods                       $ 8,801     $ 8,977
      Work in progress                       1,530         823
      Raw materials                          1,447       1,325
   Real estate held for sale                 1,411       1,349
   Merchandise, materials and supplies       6,699       6,239

   Total Inventories                       $19,888     $18,713

6.  Business Segment Information (in thousands):

                                   Three Months Ended March 31
                                        1998            1997
  Revenues
    Pineapple                       $ 17,316       $ 18,416
    Resort                            10,107          9,389
    Commercial & Property                995          1,078
    Corporate                             51              5
  Total revenues                      28,469         28,888
  Operating profit (loss)
    Pineapple                           (327)           340
    Resort                             1,726          1,703
    Commercial & Property                (92)           (90)
  Total operating profit               1,307          1,953
  Corporate expenses - net            (1,026)        (1,117)
  Interest expense                      (760)          (671)
  Income (taxes) credits                 173            (61)
  Net income (loss)                  $  (306)       $   104


7. Average common shares outstanding for the interim periods ended March 31, 1998 and 1997 were 1,797,125. On April 30, 1998, the Company effected a four-for-one split of its common stock. Income (loss) per common share for the current and prior period has been restated to reflect the 7,188,500 shares outstanding after the split.

8. Certain prior period amounts have been restated to conform to the current presentation.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

For the first quarter of 1998, the Company reported a consolidated net loss of $306,000, compared to consolidated net income of $104,000 for the first quarter of 1997. Revenues for the same period declined by about 1% from a year earlier.

Interest expense for the first quarter of 1998 was higher by approximately 13%, principally because of higher average borrowings.

General and administrative expenses were lower by 7%, principally due to lower insurance and other costs in the land management area and staffing changes made by the Pineapple division.

Pineapple

Revenue from Pineapple operations was lower by 6% in the first quarter of 1998 compared to the first quarter of 1997. Lower case sales volume reduced pineapple revenues by approximately $1.9 million. Higher average sales prices, increased fresh fruit sales and a change in product mix sold (fruit, juice, concentrate) offset part of the revenue reduction caused by lower sales volume of canned product.

Pineapple operations generated an operating loss of $327,000 for the first quarter of 1998 compared to an operating profit of $340,000 for the first quarter of 1997. The operating loss for 1998 was a result of lower sales volume coupled with a higher average cost of sales per case due to increased production costs.

Resort

Revenue from the Kapalua Resort operations increased by 8% and operating profits increased by approximately 1% for the first quarter of 1998 compared to the first quarter of 1997. Most of the revenue increase was attributable to increased golf play and higher green and cart fees, and increased real estate sales commissions from resale activity. Lease revenue, in particular from the Kapalua Bay Hotel, also increased in 1998, primarily because of planned ground lease reductions in 1997 to accommodate the closure of the hotel for restoration work. These revenue increases were partially offset by lower merchandise sales, higher operating costs and increased marketing expenses.

Commercial & Property

Revenue from Commercial & Property operations decreased by 8% and operating losses increased by approximately 2% for the first quarter of 1998 compared to the first quarter of 1997. Insurance and other costs in the land management area decreased in 1998, but these declines were offset by lower results from Kaahumanu Center, in particular because of higher bad debt expense.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At March 31, 1998, total debt including capital leases was $32.7 million, approximately $200,000 higher than December 31, 1997. Increased debt and positive cash flows from operating activities were used to finance capital expenditures. Unused short- and long-term lines of credit available to the Company at the end of the first quarter of 1998 totaled $21.3 million.

Expenditures for fixed assets, investments and Resort deferred development costs are estimated to be approximately $11.7 million in 1998. Included in this amount is approximately $5.3 million for replacement of existing equipment for Pineapple and Resort operations. The Company expects to finance most of these expenditures with cash flows from operations.

On April 30, 1998, the Company effected a four-for-one split of its common stock thereby increasing the common shares outstanding to 7,188,500. On May 1, 1998 the Company's common stock began trading on the American Stock Exchange under the stock symbol "MLP."



PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Antidumping Petition
On April 7, 1998, the United States Court of Appeals for the Federal Circuit heard the appeals of Maui Pineapple Company, Ltd. and the Department of Commerce regarding the antidumping petition and calculation of duties on imports of canned pineapple fruit from Thailand. A final decision may take up to six months.

On April 19, 1998, the Department of Commerce announced the preliminary results of the second administrative review covering the period from July 1996 to June 1997. As a result of these reviews, the overall duties that are expected to be in effect in mid-July will be significantly lower.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (3)(i)Articles of Incorporation (Amended as of April 2,1998).*

   (27) Financial Data Schedule
          As of March 31, 1998 and for the three months then ended.*

*Filed Herewith

(b)  Reports on Form 8-K
   There were no reports on Form 8-K filed for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         MAUI LAND & PINEAPPLE COMPANY, INC.




May 11, 1998             /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)