Form 10-Q
period 1998-06-30
MAUI LAND & PINEAPPLE CO INC
filed 1998-08-04
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

        Class                    Outstanding at August 3, 1998
Common Stock, no par value              7,188,500 shares

              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES



                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 1998 (Unaudited) and December 31, 1997               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 1998 and 1997 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 1998 and 1997 (Unaudited)           5

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 1998 and 1997 (Unaudited)           6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 4.  Submission of Matters to a Vote of Security-Holders   12

Item 6.  Exhibits and Reports on Form 8-K                      12

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  6/30/98     12/31/97
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $    753    $   1,611
  Accounts and notes receivable                    10,997       12,748
  Inventories                                      23,965       18,713
  Other current assets                              3,554        4,076
    Total current assets                           39,269       37,148

Property                                          203,613      200,504
  Accumulated depreciation                       (116,658)   (112,457)
    Property - net                                 86,955       88,047

Other Assets                                        9,482        9,519

Total                                             135,706      134,714

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   2,612        3,052
  Trade accounts payable                            4,228        6,166
  Other current liabilities                         7,361        7,647
    Total current liabilities                      14,201       16,865

Long-Term Liabilities
  Long-term debt and capital lease obligations     32,836       29,435
  Accrued retirement benefits                      21,699       21,571
  Equity in losses of joint venture                 7,344        6,655
  Other long-term liabilities                         913        1,292
    Total long-term liabilities                    62,792       58,953

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,188,500 issued and outstanding 12,318       12,318
  Retained earnings                                46,395       46,578
    Stockholders' equity                           58,713       58,896

Total                                            $135,706    $ 134,714

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/98      6/30/97
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $22,263       $22,417
  Operating income                         7,221        6,396
  Other income                               652        4,297

Total Revenues                            30,136       33,110

Costs and Expenses
  Cost of goods sold                      15,122       15,882
  Operating expenses                       6,500        6,704
  Shipping and marketing                   3,689        3,436
  General and administrative               3,563        3,587
  Equity in losses of joint ventures         325          270
  Interest                                   748          760

Total Costs and Expenses                  29,947       30,639

Income Before Income Taxes                   189        2,471

Income Tax Expense                            66          914

Net Income                                   123        1,557

Retained Earnings, Beginning of Period    46,272       45,819

Retained Earnings, End of Period          46,395       47,376

Per Common Share
  Net income                             $   .02       $  .22


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/98      6/30/97
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $42,421       $43,469
  Operating income                        15,408       13,849
  Other income                               776        4,680

Total Revenues                            58,605       61,998

Costs and Expenses
  Cost of goods sold                      29,402       30,413
  Operating expenses                      13,002       12,730
  Shipping and marketing                   7,168        6,811
  General and administrative               7,168        7,464
  Equity in losses of joint ventures         647          513
  Interest                                 1,508        1,431

Total Costs and Expenses                  58,895       59,362

Income (Loss) Before Income Taxes           (290)       2,636

Income Tax Expense (Credit)                 (107)         975

Net Income (Loss)                           (183)       1,661

Retained Earnings, Beginning of Period    46,578       45,715

Retained Earnings, End of Period          46,395       47,376

Per Common Share
  Net income (loss)                      $  (.03)      $  .23


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                         6/30/98       6/30/97
                                         (Dollars in Thousands)


Net Cash Used in Operating Activities    $  (806)       $ (202)

Investing Activities
  Purchases of property                   (3,060)       (5,760)
  Proceeds from disposal of property         601         3,380
  Contributions to joint ventures           (100)         (830)
  Other                                     (454)         (441)

Net Cash Used in Investing Activities     (3,013)       (3,651)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (4,839)       (5,032)
  Proceeds from long-term debt             7,800        10,355

Net Cash Provided by Financing Activities  2,961         5,323

Net Increase (Decrease) in Cash             (858)        1,470

Cash at Beginning of Period                1,611           453

Cash at End of Period                    $   753       $ 1,923

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,581,000 and $1,669,000 was paid during the six months ended June 30, 1998 and 1997, respectively. Income taxes of $519,000 were paid during the six months ended June 30, 1998.


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended June 30, 1998 and 1997.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $447,000 and $567,000 at June 30, 1998 and December 31, 1997, respectively.

5. Inventories as of June 30, 1998 and December 31, 1997 were as follows (in thousands):

                                           6/30/98    12/31/97

   Pineapple products
      Finished goods                       $10,992     $ 8,977
      Work in progress                       2,419         823
      Raw materials                          2,561       1,325
   Real estate held for sale                 1,439       1,349
   Merchandise, materials and supplies       6,554       6,239

   Total Inventories                       $23,965     $18,713

6.  Business Segment Information (in thousands):

                 Three Months Ended June 30  Six Months Ended June 30
                         1998      1997           1998      1997
  Revenues
    Pineapple        $ 19,710  $ 20,003       $ 37,026  $ 38,419
    Resort              9,329    12,001         19,436    21,390
    Commercial
      & Property        1,132     1,100          2,127     2,178
    Corporate             (35)        6             16        11
  Total revenues       30,136    33,110         58,605    61,998

  Operating profit (loss)
    Pineapple             920       667            593     1,007
    Resort              1,068     3,691          2,794     5,394
    Commercial
      & Property          (20)     (119)          (112)     (209)
  Total operating
      profit            1,968     4,239          3,275     6,192
  Corporate
      expenses - net   (1,031)   (1,008)        (2,057)   (2,125)
  Interest expense       (748)     (760)        (1,508)   (1,431)
  Income tax
    (expense) credit      (66)     (914)           107      (975)
  Net income (loss)  $    123  $  1,557        $  (183) $  1,661


7. Average common shares outstanding for the interim periods ended June 30, 1998 and 1997 were 7,188,500.

  On May 1, 1998, the Company effected a four-for-one split of its common stock. All references to the number of shares of common stock and per share amounts have been restated to reflect the split.

8. Certain prior period amounts have been restated to conform to the current presentation.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the second quarter of 1998 was $123,000 compared to $1.6 million for the second quarter of 1997.
Revenues for the second quarter of 1998 were 9% lower than the second quarter of 1997.

For the first six months of 1998 the Company had a net loss of $183,000 compared to net income of $1.7 million for the first half of 1997. Revenues for the same period declined by 5%.

Lower results for the second quarter and first half of 1998 primarily reflect the sale, in the second quarter of 1997, of a 50 percent interest in the 12-acre parcel adjacent to the Kapalua Bay Hotel. This transaction added $4.2 million to revenues and $2.6 million to net income in 1997.

Interest expense was 2% lower for the second quarter and 5% higher for the first six months of 1998 compared to the same periods in 1997 primarily as a result of differences in the average borrowing levels. Average interest rates were approximately the same in 1998 and 1997.

General and administrative expenses were lower by 1% for the second quarter and 4% for the first half of 1998 compared to the same periods in 1997, principally due to lower costs in the land management area and staffing changes made by the Pineapple division.

Pineapple

Revenues from Pineapple operations were lower by 1% and 4%, respectively, for the second quarter and first half of 1998, respectively, as compared to the same periods in 1997 largely due to lower canned pineapple case sales volume. Revenues were reduced by $600,000 and $2.5 million, respectively, for the second quarter and first six months of 1998 compared to 1997, as a result of lower sales volume. The decline in revenues due to lower case sales volume was partially offset by higher prices and an increase in fresh fruit sales.

Pineapple operations produced an operating profit of $920,000 for the second quarter of 1998 compared to $667,000 for the second quarter of 1997. For the first six months of 1998 Pineapple operations had an operating profit of $593,000 compared to $1 million for the same period in 1997. Increased operating profit for the second quarter of 1998 reflects lower per unit cost of sales due to a change in the mix of products sold (fruit, juice, concentrate) and improved recoveries (cases per ton), which more than offset lower sales volume and higher shipping and selling costs.

Resort

Revenues from the Company's Kapalua Resort segment were $9.3 million and $12 million for the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, revenues were $19.4 million and $21.4 million, respectively.

Operating profits from the Resort were $1.1 million and $3.7 million for the second quarter of 1998 and 1997, respectively.
For the first half of 1998 and 1997 operating profits were $2.8 million and $5.4 million, respectively.

Resort revenues and operating profit for the second quarter and first six months of 1997 includes $4.2 million from the sale of the parcel next to the Kapalua Bay Hotel. Excluding this transaction, revenues and operating profits from the Resort improved substantially in the second quarter and first half of 1998 as compared to the same periods in 1997.

Revenues from golf operations increased in 1998 due to more rounds played and higher average green fees. Lease revenues, in particular from the Kapalua Bay Hotel, increased in 1998, primarily due to planned ground lease reductions in 1997 to accommodate the closure of the hotel for restoration work.
Income from real estate commissions increased in 1998 as a result of resale activity. The Kapalua Villas contributed to the improved results with increased occupancies and room rates. Merchandise sales were marginally better in the first half of 1998 compared to the first half of 1997 and increased by approximately 8% for the second quarter of 1998 as compared to the second quarter of 1997.

Commercial & Property

Revenues from the Commercial & Property segment increased by 3% for the second quarter of 1998 and operating losses decreased by approximately $100,000 as compared to the second quarter of 1997. For the first six months of 1998, revenues declined by 2% and the operating loss was $112,000 compared to $209,000 for the first half of 1997. The improved results were primarily due to the sale of two land parcels in the second quarter of 1998 that resulted in operating profit contributions of approximately $200,000. The Company's equity in the losses of Kaahumanu Center Associates increased in the second quarter and first half of 1998 largely because of higher bad debt expense.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At June 30, 1998, total debt including capital leases was $35.4 million, approximately $3 million higher than December 31, 1997. Borrowings are expected to continue to increase through September corresponding to the Company's peak pineapple canning months. Unused short- and long-term lines of credit available to the Company at the end of the second quarter of 1998 totaled $17.6 million.

Expenditures for fixed assets, investments and Resort deferred development costs are estimated to be approximately $11.7 million in 1998. Included in this amount is approximately $5.3 million for replacement of existing equipment for Pineapple and Resort operations. The Company expects to finance most of these expenditures with cash flows from operations.

The Company's target for installing and testing Year 2000 upgrades for its core data processing applications is year-end 1998. Presently, it appears that the receipt from vendors and installation of two software upgrade packages may be delayed to the first quarter 1999. The Company has completed a checklist of its non-information technology systems and has identified the systems that may require upgrades in order to be Year 2000 compliant. In the second quarter of 1998 the Company initiated letters to major vendors, suppliers and trading partners to assess the risk of interruption of the Company's businesses by outsiders. Currently, no material expenditures for Year 2000 compliance have been identified. For background information see Liquidity, Capital Resources and Other under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Maui Land & Pineapple Company, Inc. 1997 Annual Report.

The Company is in the process of implementing a plan to reduce over five years the production of canned pineapple by as much as 13%. Approximately 1,400 acres of land, most of which is currently leased from third parties, will as a result be removed from pineapple cultivation over the next five years. Staff size will also be reduced by job consolidations and an early retirement incentive package.

On May 1, 1998, the Company's common stock began trading on the American Stock Exchange under the ticker symbol "MLP."



PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Cannery Waste Water Citations
The Department of Health of the State of Hawaii ("DOH") had cited the Company for violation of permits that regulate the disposal of processing wastewater and cooling water used by the Kahului cannery. In June of 1997, at a total cost of $3.2 million the Company completed a system for disposing of the processing water by transmission to sugar cane fields for irrigation.

In June of 1998 the Company and the DOH entered into a Consent Order whereby the Company agreed to pay a cash penalty of $40,000 and to perform Supplemental Environmental Projects ("SEPS") totaling $346,400. The SEPS which the Company and the DOH have agreed to are designed to protect the environment.

Item 4.   Submission of Matters to a Vote of Security-Holders

On May 1, 1998, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 6, 1998, the record date for the annual meeting, was 1,797,125. The results of the matters voted upon were as follows:

Election of Class Two directors for a three-year term:
                             Shares Voted For    Shares Withheld

Peter D. Baldwin                 1,519,855         12,615
Samuel K. Himmelrich Sr.         1,517,832         14,638

Election of the firm Deloitte & Touche LLP as auditor of the
Company for fiscal year 1998:
Shares voted for:               1,530,872
Shares voted against:                 588
Shares abstained:                   1,010

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (27) Financial Data Schedule
          As of June 30, 1998 and for the six months then ended.*

*Filed Herewith

(b)  Reports on Form 8-K
   A report of Form 8-K, dated April 2, 1998 and filed on April
   3, 1998, included Item 5, Other Information and no financial statements.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





   August 4, 1998              /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)