Form 10-Q
period 1998-09-30
MAUI LAND & PINEAPPLE CO INC
filed 1998-11-13
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 1998

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

        Class                   Outstanding at November 6, 1998
Common Stock, no par value              7,188,500 shares




              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES



                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  September 30, 1998 (Unaudited) and December 31, 1997          3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 1998 and 1997 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 1998 and 1997 (Unaudited)     5

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 1998 and 1997 (Unaudited)     6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 6.  Exhibits and Reports on Form 8-K                      13



PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  9/30/98     12/31/97
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash                                           $    570    $   1,611
  Accounts and notes receivable                    16,705       12,748
  Inventories                                      20,917       18,713
  Other current assets                              4,033        4,076
    Total current assets                           42,225       37,148

Property                                          206,490      200,504
  Accumulated depreciation                       (118,540)   (112,457)
    Property - net                                 87,950       88,047

Other Assets                                        9,904        9,519

Total                                             140,079      134,714

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       6,484        3,052
  Trade accounts payable                            4,722        6,166
  Other current liabilities                         6,633        7,647
    Total current liabilities                      17,839       16,865

Long-Term Liabilities
  Long-term debt and capital lease obligations     32,441       29,435
  Accrued retirement benefits                      22,169       21,571
  Equity in losses of joint venture                 7,560        6,655
  Other long-term liabilities                         956        1,292
    Total long-term liabilities                    63,126       58,953

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,188,500 issued and outstanding 12,318       12,318
  Retained earnings                                46,796       46,578
    Stockholders' equity                           59,114       58,896

Total                                            $140,079    $ 134,714

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Three Months Ended
                                         9/30/98      9/30/97
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $30,717      $29,082
  Operating income                         6,890        7,088
  Other income                               100        1,206

Total Revenues                            37,707       37,376

Costs and Expenses
  Cost of goods sold                      21,458       20,887
  Operating expenses                       6,447        6,722
  Shipping and marketing                   4,437        3,705
  General and administrative               3,758        3,541
  Equity in losses of joint ventures         167          263
  Interest                                   793          799

Total Costs and Expenses                  37,060       35,917

Income Before Income Taxes                   647        1,459

Income Tax Expense                           246          499

Net Income                                   401          960

Retained Earnings, Beginning of Period    46,395       47,376

Retained Earnings, End of Period          46,796       48,336

Per Common Share
  Net income                             $   .06       $  .13


See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Nine Months Ended
                                         9/30/98      9/30/97
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $73,138      $72,551
  Operating income                        22,298       20,937
  Other income                               876        5,886

Total Revenues                            96,312       99,374

Costs and Expenses
  Cost of goods sold                      50,860       51,300
  Operating expenses                      19,449       19,452
  Shipping and marketing                  11,605       10,516
  General and administrative              10,926       11,005
  Equity in losses of joint ventures         814          776
  Interest                                 2,301        2,230

Total Costs and Expenses                  95,955       95,279

Income Before Income Taxes                   357        4,095

Income Tax Expense                           139        1,474

Net Income                                   218        2,621

Retained Earnings, Beginning of Period    46,578       45,715

Retained Earnings, End of Period          46,796       48,336

Per Common Share
  Net income                             $   .03       $  .36


See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Nine Months Ended
                                         9/30/98       9/30/97
                                         (Dollars in Thousands)


Net Cash Used in Operating Activities    $ (933)       $(7,189)

Investing Activities
  Purchases of property                   (5,354)       (6,684)
  Proceeds from disposal of property         601         5,339
  Contributions to joint ventures           (275)       (1,145)
  Distributions from joint venture            --         1,950
  Other                                   (1,518)       (1,489)

Net Cash Used in Investing Activities     (6,546)       (2,029)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (6,662)       (8,470)
  Proceeds from long-term debt            13,100        18,205

Net Cash Provided by Financing Activities  6,438         9,735

Net Increase (Decrease) in Cash           (1,041)          517

Cash at Beginning of Period                1,611           453

Cash at End of Period                    $   570      $    970

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $2,727,000 and $2,848,000 was paid during the nine months ended September 30, 1998 and 1997, respectively. Income taxes of $516,000 and $110,000 were paid during the nine months ended September 30, 1998 and 1997, respectively. Capital lease obligations of $740,000 were incurred during the nine months ended September 30, 1997.


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position and results of operations for the interim periods ended September 30, 1998 and 1997.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $623,000 and $567,000 at September 30, 1998 and December 31, 1997, respectively.

5. Inventories as of September 30, 1998 and December 31, 1997 were as follows (in thousands):

                                           9/30/98    12/31/97

   Pineapple products
      Finished goods                       $ 8,595     $ 8,977
      Work in progress                       2,283         823
      Raw materials                          2,210       1,325
   Real estate held for sale                 1,460       1,349
   Merchandise, materials and supplies       6,369       6,239

   Total Inventories                       $20,917     $18,713

6.  Business Segment Information (in thousands):

                     Three Months Ended         Nine Months Ended
                        September 30               September 30
                         1998      1997           1998      1997
  Revenues
    Pineapple        $ 28,235  $ 26,493       $ 65,261  $ 64,912
    Resort              8,472     8,680         27,908    30,070
    Commercial
       & Property       1,000     2,191          3,127     4,369
    Corporate              --        12             16        23
  Total revenues       37,707    37,376         96,312    99,374
  Operating profit (loss)
    Pineapple           2,015     2,210          2,608     3,217
    Resort                361       173          3,155     5,567
    Commercial
       & Property          83     1,060            (29)      851
  Total operating
       profit           2,459     3,443          5,734     9,635
  Corporate
       expenses - net  (1,019)   (1,185)        (3,076)   (3,310)
  Interest expense       (793)     (799)        (2,301)   (2,230)
  Income tax
    expense              (246)     (499)          (139)   (1,474)
  Net income         $    401  $    960       $    218  $  2,621


7. Average common shares outstanding for the interim periods ended September 30, 1998 and 1997 were 7,188,500.

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




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the third quarter of 1998 was $401,000 compared to $960,000 for the third quarter of 1997.
Revenues for the third quarter of 1998 were 1% higher than the third quarter of 1997.

For the first nine months of 1998, the Company had net income of $218,000 compared to net income of $2.6 million for the first nine months of 1997. Revenues of $96 million for the first nine months of 1998 were 3% lower than the same period in 1997.

The reduction in net income for the third quarter and first nine months of 1998 compared to the same periods in 1997 largely reflect differences in net profits from land sales. Net income for the third quarter of 1997 included approximately $650,000 from land sales in the Company's Commercial & Property segment. Land sales were responsible for approximately $140,000 and $3.3 million, respectively, of net income for the first nine months of 1998 and 1997.

Interest expense was 1% lower for the third quarter and 3% higher for the first nine months of 1998 compared to the same periods in 1997 primarily as a result of differences in the average borrowing levels. Average interest rates were approximately the same in 1998 and 1997.

General and administrative expenses were 6% higher for the third quarter and 1% lower for the first nine months of 1998 compared to the same periods in 1997. The increase in general and administrative expenses for the third quarter of 1998 is primarily due to charges in September of 1998 for pension and other postretirement expenses related to an early retirement incentive package that became effective on September 1, 1998. Lower general and administrative expenses for the first nine months of 1998 primarily reflect cost reductions in the land management area, lower insurance costs and lower salary expense.

Pineapple

Revenues from Pineapple operations were higher by 7% and 1%, for the third quarter and first nine months of 1998, respectively, as compared to the same periods in 1997. For the third quarter of 1998, a 4.5% increase in revenues was attributable to higher sales volume. Average prices were slightly lower in the third quarter of 1998. For the first nine months of 1998, revenues from fresh fruit and other sales and higher average prices for canned pineapple increased revenues by 2%. These increases were partially offset by lower sales volume.

Pineapple operations produced an operating profit of $2 million for the third quarter of 1998 compared to $2.2 million for the third quarter of 1997. For the first nine months of 1998 Pineapple operations had an operating profit of $2.6 million compared to $3.2 million for the same period in 1997. Cost of sales per case sold was lower for the third quarter and the first nine months of 1998 compared to the same periods in 1997 largely because of better recoveries (cases per ton) and other production efficiencies. Charges in the third quarter of 1998 as a result of an early retirement incentive package and higher shipping and marketing costs were responsible for lower operating profits in 1998.

Resort

Revenues from the Company's Kapalua Resort segment were $8.5 million and $8.7 million for the third quarter of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, revenues were $27.9 million and $30.1 million, respectively.

Operating profits from the Resort were $361,000 and $173,000 for the third quarter of 1998 and 1997, respectively. For the first nine months of 1998 and 1997 operating profits were $3.2 million and $5.6 million, respectively.

Resort revenues and operating profit for first nine months of 1997 includes $4.2 million from the sale of the land parcel next to the Kapalua Bay Hotel. Excluding this transaction, the resort's golf and other operations produced an operating profit of $3.2 million for the first nine months of 1998 compared to $1.4 million for the same period a year ago.

Operating results for the third quarter and first nine months of 1998 included higher lease revenues from the Kapalua Bay Hotel ground lease, the Kapalua Shops tenant leases and other commercial leases primarily because in 1997 the Kapalua Bay Hotel was closed for part of the year for restoration work. The Kapalua Villas contributed to the improved 1998 results due to higher average room rates. Increases in paid rounds of golf and average green fees also contributed to the improved results for the first nine months of 1998.

Commercial & Property

Revenues from the Commercial & Property segment for the third quarters of 1998 and 1997 were $1 million and $2.2 million, respectively. For the first nine months of 1998 revenues were $3.1 million compared to $4.4 million for the first nine months of 1997. Operating profit from this segment was $83,000 for the third quarter of 1998 compared to $1.1 million for the third quarter of 1997. For the first nine months of 1998 the segment produced an operating loss of $29,000 compared to an operating profit of $851,000 for the first nine months of 1997. Higher contributions from land sales in the third quarter of 1997 were primarily responsible for the lower 1998 results. Losses from Kaahumanu Center were about the same for the third quarter of 1998 and the third quarter of 1997. For the first nine months of 1998, the Company's share of losses from this investment increased compared to the same period in 1997 primarily because of bad debt expense recorded in the first quarter of 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At September 30, 1998, total debt including capital leases was $38.9 million, approximately $6 million higher than December 31, 1997. The increase in debt principally reflects the pineapple canning season that peaks in September and a lag in collection of receivables, particularly from sales to the U.S. government.
Cash flows from operating activities are expected to be positive during the fourth quarter of 1998 and debt should be reduced by year-end. Unused short- and long-term lines of credit available to the Company at the end of the third quarter of 1998 totaled $13.9 million.

Expenditures for fixed assets, investments and Resort deferred development costs are estimated to be approximately $11.1 million in 1998. Included in this amount is approximately $5.3 million for replacement of existing equipment for Pineapple and Resort operations. The Company expects to finance most of these expenditures with cash flows from operations.

An enhanced early retirement package that was offered to employees in the pineapple and corporate divisions became effective on September 1, 1998. The package was offered as part of the Company's plan to consolidate certain pineapple operations and reduce the size of its workforce. The Company recorded charges of $343,000 in the third quarter of 1998 for termination benefits due to the enhanced early retirement package.
Reductions in payroll related expenses for the last four months of 1998 are expected to offset part of the charges for termination benefits recorded in the third quarter.

The Company has evaluated its data processing and computer application systems with respect to Year 2000 capability and has set target dates for compliance of all systems. Several of the Company's data processing applications use software programs purchased from outside vendors. Except as mentioned in the discussion that follows, all applications requiring upgrades from software vendors are now Year 2000 compliant. The Company has received, but not yet installed the vendor provided software upgrades for its human resource and time and attendance systems. Completion of installation and testing of these upgrades is set for the end of the first quarter 1999. The Year 2000 software upgrade for the Resort merchandise inventory control and golf reservations system has been partially received and the remainder of this upgrade is expected to be received by year-end 1998. The upgrade to the operating system for the equipment used by this application is presently available, but may require additional modification to function with the upgrades to the software applications. Installation and testing of software upgrades to the Resort merchandise inventory control data and golf reservation system are estimated to be completed by April 30, 1999, and the operating system for the equipment will be upgraded thereafter.

The Resort merchandise inventory control system accumulates and processes data for approximately 150,000 items sold in ten retail outlets at the Kapalua Resort. Delay in the receipt, installation and testing of this software upgrade could affect merchandise purchase order procedures resulting in decreased control over inventory levels. Reorder lead times range from four to seven months and proper reorder control requires that active purchase orders be in the inventory control system. The vendor has assured the Company that it is committed to delivery of this software upgrade on a timely basis. The Company is presently accumulating information on alternative systems in the event that upgrades for the current system become unacceptably delayed.

Several of the Company's custom data processing programs will require modification in order to be Year 2000 compliant. Among these programs, the pineapple sales system and the pineapple warehouse system have been identified as critical to the Company's operations. The Company's Information Services personnel have identified the necessary programming changes to these applications. It is estimated that programming and testing of the pineapple warehouse system will be complete by the end of November 1998 and the pineapple sales system will be compliant by the end of 1998. At this time it appears that the Company's current Information Services personnel will be able to complete all program modifications, installations and testing, and that no outside resources will be required.

The Company has received responses to 90% of the letters initiated during the first half of 1998 assessing the risk of interruption of the Company's businesses by vendors, suppliers and trading partners. The responses all indicate that these trading partners' data processing systems are either already Year 2000 compliant or are expected to be compliant by the end of the first quarter of 1999.

The Company has completed a checklist of its non-information technology systems and has identified a system that will require an upgrade to be Year 2000 compliant. The upgrade identified does not have any functional effect on the Company's operations. The Company is in the process of identifying the necessary upgrades to the numerous personal computers used in the Company and expects that this will be an ongoing process through the first half of 1999.

Based on current information, no material expenditures associated with the Year 2000 issue have been identified.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations for positive cash flows from operating activities and reduction of expenses for the remainder of 1998, and its expectations regarding the Year 2000 issue. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the programs and systems affected by the two-digit year code, the timeliness of receipt and accuracy of vendor provided Year 2000 software upgrades, and other risks and uncertainties as disclosed in the Company's Form 10-K filing with the Securities and Exchange Commission.



PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Antidumping Petition
In April of 1998, the United States Court of Appeals for the Federal Circuit heard the appeals of Maui Pineapple Company, Ltd. and the Department of Commerce regarding the antidumping petition and calculation of duties on imports of canned pineapple fruit from Thailand. A final decision is expected by the end of 1998.

In August of 1998, the final results of the second administrative review were announced by the Department of Commerce. The review resulted in lower duties for six of the seven Thai producers reviewed. The antidumping duties presently in place on imports of canned pineapple fruit from Thailand range from less than 1% up to 51%.

The third administrative review covering the period from July
1997 to June 1998 commenced in August of 1998 and a preliminary determination is expected sometime in the second quarter of 1999.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (10) Material Contracts
          A.  Maui Land & Pineapple Company, Inc. Executive
          Deferred Compensation Plan, effective as of October 1,
          1998.*
   (27) Financial Data Schedule
          As of September 30, 1998 and for the nine months then ended.*

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





 November 12, 1998             /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)