Form 10-K405
period 1998-12-31
MAUI LAND & PINEAPPLE CO INC
filed 1999-03-26
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without Par Value       American Stock Exchange
       (Title of Class)         Name of Exchange on Which Registered

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, as of February 4, 1999, of the voting stock held by nonaffiliates of the registrant:
$43,430,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at February 4, 1999
Common Stock, no par value              7,188,500 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 1998 Annual Report to
Security Holders.

Definitive Proxy Statement relating to the Company's 1999 Annual
Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

Exhibit Index--pages 19 - 22.




PART I
Item 1.  Business

(a)  General
     Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company as well as its principal wholly owned subsidiaries, Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.
     The Company participates in joint ventures that are accounted for by the equity method. The most significant of these ventures is Kaahumanu Center Associates, the owner and operator of a regional shopping center.

     The industry segments of the Company are as follows:
          (1)  Pineapple - includes growing pineapple,
          canning pineapple in tinplated steel containers fabricated by the Company, and marketing canned pineapple products and fresh whole and fresh cut pineapple.
          (2) Resort - includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui.
          (3)  Commercial & Property - includes the
          Company's investment in Kaahumanu Center
          Associates, the Napili Plaza shopping center, and non-resort rentals and land sales. It includes the Company's land entitlement and land management activities.

(b)  Financial Information About Industry Segments
     The information set forth under Note 16 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 1998 Annual Report is incorporated herein by reference.


(c)  Narrative Description of Business

(1)  Pineapple
     Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two Company-operated plantations on Maui that provided approximately 93% of the fruit processed in 1998. The balance of fruit processed was purchased from independent Maui growers. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
     The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers.
     The Company sells fresh whole pineapple to retail and wholesale grocers in Hawaii and the continental United States. Since 1996, the Company has been test marketing various fresh cut pineapple products in Hawaii and on the U.S. West Coast. In 1999, the Company expects to introduce a new fresh cut product, fresh cut wedges and chunks of pineapple in plastic containers in the continental U. S.
     In 1997, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) entered into a joint venture with an Indonesian pineapple grower and canner.
The joint venture, Premium Tropicals International, LLC, will market and sell Indonesian canned pineapple in the United States. Sales through this joint venture began in 1998.
     In 1998, approximately 20 domestic customers accounted for about 59% of the Company's pineapple sales. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 4.6%, 4.1% and 5.7% of total pineapple sales in 1998, 1997 and 1996, respectively. Sales to the U.S. government amounted to approximately 10.2%, 12.9% and 12.5% of total pineapple sales in 1998, 1997 and 1996, respectively. The Company's pineapple sales office is in Concord, California.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental U.S. The balance of its products are shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation. They are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple are shipped by air or by ocean transportation.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies, Dole Food Company, Inc. and Del Monte Food Co., which produce substantial quantities of pineapple products, a significant portion of which is produced in the Philippines. Producers of pineapple products in other foreign countries, particularly Thailand and Indonesia, also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the West Coast United States fresh fruit market and being the only U.S. canner of pineapple. Other canned fruits and fruit juices are also a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
     For information regarding the antidumping petition and duties currently imposed on imports of canned pineapple fruit from Thailand, see Part I, Item 3. (A) of this report.
     For further information regarding Pineapple operations see Management's Discussion and Analysis of Financial Condition and Results of Operations.


(2)  Resort
     Kapalua Resort is a master-planned golf resort community on Maui's northwest coast. The property encompasses 1,650 acres bordering the ocean with three white sand beaches, and includes two hotels, seven residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and waste transmission utilities are included in the Resort. Approximately 650 acres are available for further development within the Kapalua Resort.
     Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's Resort segment. The Resort segment also includes the following wholly owned subsidiaries of the
Company: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; Kapalua Investment Corp., an investment holding company; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.), a general brokerage real estate company located within the resort.
     The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and The Kapalua Bay Hotel), as well as the acreage available for development and various on-site administrative and maintenance facilities.
     The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides for certain rights and privileges of its members within the Resort.
     Joint ventures have enabled Kapalua to proceed with certain development projects. Plantation Club Associates was an unincorporated joint venture between Kapalua Land Company, Ltd. and Rolfing Partners that developed The Plantation at Kapalua, comprised of an 18-hole golf course (The Plantation Course) and two residential development projects (Plantation Estates Phase I and II). For further information regarding Plantation Club Associates, see Note 3 to Consolidated Financial Statements.
     Kapalua Investment Corp. (KIC) was a general partner in Kaptel Associates, the partnership that owned The Ritz-Carlton, Kapalua. For further information regarding Kaptel Associates, see Note 3 to Consolidated Financial Statements.
     In 1997, the Company and Lend Lease Real Estate Investment, Inc. (Lend Lease), owner of The Kapalua Bay Hotel, formed a 50/50 joint venture, Kapalua Coconut Grove LLC, to develop the 12-acre parcel adjacent to the hotel. Lend Lease purchased a one-half interest in the land from the Company prior to formation of the venture. In November 1998, the plans for 36 luxury beachfront condominiums called Coconut Grove on Kapalua Bay received Special Management Area approval from the Maui Planning Commission. Presales are expected to begin in the second quarter of 1999 and construction is scheduled to begin in the third quarter.
     The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 1998, approximately 18% of the visitors to Maui were from the Eastbound market and 82% were from the Westbound market (mostly U.S. mainland). Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10% of the units available in West Maui and approximately 6% of the total inventory on Maui.
     Nationally televised professional golf tournaments have been a major marketing tool for Kapalua. In January 1999, Kapalua successfully hosted its inaugural Mercedes Championships, the season opening event for the PGA TOUR. The Company has four-year agreements through the non-profit organization Kapalua Maui Charities, Inc., with Mercedes-Benz and the PGA TOUR to host and manage this event at Kapalua. Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
     For further information regarding Resort operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


(3)  Commercial & Property
     Kaahumanu Center is the largest retail and entertainment center on Maui with a gross leasable area (GLA) of approximately 573,000 square feet. On December 31, 1998, 124 tenants occupied 94% of the available GLA. Kaahumanu Center faces substantial competition from other retail centers in Kahului and in other areas of Maui. The Kahului area has approximately 1.7 million square feet of retail space. The Center's primary competitors are the Maui Mall and the Maui Marketplace, both located within three miles of Kaahumanu Center.
     In June of 1993, Kaahumanu Center Associates (KCA) was formed to finance the expansion and renovation of and to own and operate Kaahumanu Center. The expansion and renovation, completed in November of 1994, expanded the Center from approximately 315,000 to 573,000 square feet of GLA. KCA is a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner.
     Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. As of December 31, 1998, 19 tenants occupied 80% of the GLA. Napili Plaza faces competition from several retail locations in the Napili area, which have approximately 346,000 square feet of retail space.
     The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is the process of obtaining the required county, state and federal approvals to proceed with the planned development and use of a parcel of land, and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements.
     For further information regarding Commercial & Property operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


(4)  Employees
     In 1998, the Company employed approximately 2,030 employees. Pineapple operations employed approximately 530 full-time and 950 seasonal or intermittent employees, of which approximately 47% were covered by collective bargaining agreements. Resort operations employed approximately 440 employees, of which approximately 14% were part-time employees and approximately 28% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 75 employees, and the balance of the employees were engaged in administrative activities.


(5)  Other Information
     The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $815,000 in 1998, $601,000 in 1997 and $543,000 in 1996.
     In 1998, the Company agreed to perform Supplemental Environmental Projects ("SEPS") totaling $346,000. The SEPS are designed to protect the environment and were agreed to as a settlement for violation of permits that regulate the disposal of processing wastewater and cooling water used by the Kahului cannery.
     The Company has reviewed its compliance with Federal, State and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws. For information concerning certain pending environmental proceedings see Part I, Item 3. (B) of this report.


(d) Financial Information About Foreign and Domestic Operations and Export Sales
     Export sales only arise in the Company's Pineapple segment.
Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years, these sales did not exceed 10% of total consolidated revenues.


Executive Officers of Registrant
     Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 1999 or at such time as their successors are elected.

Gary L. Gifford (51)     President and Chief Executive Officer
                         since 1995; Executive Vice
                         President/Resort from 1987 to 1995.

Paul J. Meyer (51)       Executive Vice President/Finance since
                         1984.

Douglas R. Schenk (46)   Executive Vice President/Pineapple since
                         1995; Vice President/Pineapple from 1993 to 1995; Cannery Manager of Maui
                         Pineapple Company, Ltd. from 1989 to
                         1993.

Donald A. Young (51)     Executive Vice President/Resort since
                         1995; Executive Vice
                         President/Operations of Kapalua Land
                         Company, Ltd. from 1992 to 1995;
                         Vice President/Operations of Kapalua
                         Land Company, Ltd. from 1985 to 1992.

Scott A. Crockford (43)  Vice President/Retail Property since
                         1995; General Manager of Kaahumanu
                         Center from 1989 to 1995.

Warren A. Suzuki (46)    Vice President/Land Management &
                         Development since October 1995; Vice
                         President/Construction & Planning of
                         Kapalua Land Company, Ltd. from May 1995 to October 1995; Director of Project
                         Coordination of Kapalua Land Company,
                         Ltd. from 1988 to 1995.


Item 2.   PROPERTIES

     The Company owns approximately 28,600 acres of land on Maui. Approximately 8,100 acres are used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

(1) a mortgage on the fee and leasehold interest in the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to the ground lessee for up to $65 million;
(2) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
(3) certain easements and rights-of-way that do not materially affect the Company's use of its property;
(4) a mortgage on the three golf courses at Kapalua, which secures the Company's $15 million revolving credit and $15 million development line arrangement;
(5) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(6) a $4,886,000 mortgage on the fee interest in Napili Plaza shopping center; and
(7) a small percentage of the Company's land in various locations on which multiple claims exist and for which the Company has initiated quiet title actions.

     Approximately 22,400 acres of the Company's land are located in West Maui, approximately 6,200 acres are located at its Haliimaile plantation in Central Maui, and approximately 28 acres are located in Kahului, Maui.
     The 22,400 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The Haliimaile property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala.
     Approximately 6,400 acres of Company-owned land are used directly or indirectly in pineapple operations and approximately 1,650 acres are designated for the Kapalua Resort. The Kahului acreage includes offices, a can manufacturing plant and a pineapple processing cannery with interconnected warehouses at the cannery site where finished product is stored.
     Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expires on December 31, 1999. The lease will be renegotiated before year-end 1999. Eleven leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $568,000 in 1998.

Item 3.   LEGAL PROCEEDINGS

     A.  Antidumping Petition
     In June 1994, Maui Pineapple Company, Ltd. and the International Longshore and Warehouse Union filed an antidumping petition with the U.S. International Trade Commission (ITC) and the U.S. Department of Commerce (DOC). The petition alleged that producers of canned pineapple in Thailand were violating U.S. and international trade laws by selling their products in the U.S. at less than fair value, and that such sales were causing injury to the U.S. industry producing canned pineapple.
     On May 30, 1995, the DOC completed its portion of the investigation, concluding that imports of canned pineapple from Thailand were being sold in the U.S. at less than fair value. Thai producers investigated included Dole Thailand, Ltd., The Thai Pineapple Public Co., Ltd., Siam Agro Industry Pineapple and Others Co., Ltd., and Malee Sampran Factory Public Co., Ltd.
     On June 30, 1995, the ITC announced its unanimous determination that the domestic industry producing canned pineapple was materially injured by reason of the unfair imports of canned pineapple from Thailand. As a result of the affirmative findings of both the DOC and the ITC, antidumping duties were imposed on all imports of canned pineapple fruit from Thailand into the United States, with cash duty deposits ranging up to 51%.
     The Thai respondents appealed the dumping calculations of DOC to the United States Court of International Trade (USCIT). Maui Pineapple Company filed a cross appeal concerning one element of the DOC determination. On November 8, 1996 the USCIT remanded certain issues back to the DOC for recalculation. In one of the issues, the USCIT ruled that the DOC reliance on the Thai pineapple companies' normal accounting records (their allocation ratio between juice and solid pack) was inconsistent with a higher court's previous ruling. The Company strongly disagrees with the USCIT decision on this issue, which could substantially reduce the duties being imposed if the USCIT position is upheld.
     In 1997, the Company and the DOC appealed the decision by the USCIT to the United States Court of Appeals for the Federal Circuit. In April 1998, the Court of Appeals heard the appeals of Maui Pineapple Company, Ltd. and the DOC. A final decision is expected sometime in 1999.
     The amount of duties on Thai imports is subject to periodic review by the DOC. The Company or the Thai producers may initiate these reviews. If the cost of production changes relative to the selling price of the product in the U.S., the duties would be adjusted. Several of the larger Thai pineapple companies have significantly reduced their antidumping duties through the annual review process. The DOC has begun the third annual review and preliminary margins are expected to be announced in April 1999 with final results in July 1999. The antidumping duties presently in place on imports of canned pineapple fruit from Thailand range from less than 1% up to 51%.

     B.  Occidental Chemical Litigation
     The County of Maui has sued several chemical manufacturers claiming that they are responsible for the presence of a nematocide commonly known as "DBCP" in certain water wells that the County of Maui maintains. One of those chemical manufacturers, Occidental Chemical Corporation (OCC), has claimed that Maui Land & Pineapple Company, Inc. (MLP) is required to indemnify OCC against the County's claims under the terms of a March 14, 1978 Agreement for Sale of DBCP between MLP and Occidental Chemical Company. MLP rejected the OCC tender of this indemnification and, on November 13, 1997, filed a lawsuit against OCC, Maui Land & Pineapple Company, Inc. v. Occidental Chemical Corporation, Civil No. 97-0867 (Second Circuit Court, State of Hawaii), seeking judgment declaring that MLP has no obligation to indemnify OCC against the County's claims. On December 9, 1997, OCC filed a counterclaim against MLP in that lawsuit seeking judgment (a) declaring that MLP is obligated to indemnify OCC against the County's claims, and (b) awarding OCC damages for MLP's alleged breach of that obligation. OCC has not specified the amount it seeks to recover from MLP on its counterclaim, which MLP is contesting. MLP and OCC each have filed answers to the other's claim, but have not commenced significant discovery. Settlement negotiations have been initiated.
     MLP tendered the defense and indemnification of OCC claims to its insurers, including Hawaiian Insurance & Guaranty Company, which is being liquidated by the State of Hawaii and is now known as HUI/Unico in Liquidation, Inc. ("HUI/Unico"). HUI/Unico agreed to defend MLP against OCC claims under a reservation of the right to contest its obligation to do so. On September 2, 1997, HUI/Unico filed a lawsuit against MLP, Reynaldo D. Graulty, Insurance Commissioner of the State of Hawaii, in his capacity as Liquidator of HUI/Unico in Liquidation, Inc. v. Maui Land & Pineapple Company, Inc., Civil No. 97-3571-09 (First Circuit Court, State of Hawaii), seeking judgment declaring that HUI/Unico has no obligation to defend and indemnify MLP against OCC claims. MLP is contesting the HUI/Unico lawsuit and, on October 13, 1997, filed a counterclaim against HUI/Unico seeking judgment declaring that HUI/Unico is obligated to defend and indemnify MLP against OCC claims and awarding MLP damages for HUI/Unico's alleged breach of that obligation. MLP and HUI/Unico have commenced initial discovery. On February 2, 1999, HUI/Unico filed a Motion for Summary Judgment on its claim that it has no obligation to defend or indemnify MLP against OCC claims. MLP strongly opposes HUI/Unico's motion, which will be heard on April 23, 1999. Settlement negotiations have been initiated.
     On December 23, 1998, The Dow Chemical Company ("Dow"), one of the defendants in the County of Maui's underlying lawsuit, Board of Water Supply of the County of Maui v. Shell Oil Company, et al., Civil No. 96-0370 (Second Circuit Court, State of Hawaii), filed a Third-Party Complaint in that action against MLP and Maui Pineapple Company, Ltd. ("MPC"). In its Third-Party Complaint, Dow claims that if it is held liable on the County of Maui's claims, Dow is entitled to indemnification or contribution, in whole or in part, by MLP and/or MPC, based, apparently, on equitable theories. Dow has not specified the amount it seeks to recover from MLP and/or MPC on its Third-Party Complaint, which MLP and MPC contest. MLP and MPC have not yet filed answers to Dow's claims and have not commenced discovery. No settlement negotiations have been initiated.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1998 Annual
Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 1998 Annual Report is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Maui
Land & Pineapple Company, Inc. 1998 Annual Report is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     "Market Risk" on page 24 of the Maui Land & Pineapple
Company, Inc. 1998 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Independent Auditors' Report," "Consolidated Financial
Statements" and "Notes to Consolidated Financial Statements" on pages 7 through 18 of the Maui Land & Pineapple Company, Inc.
1998 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

     The registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, and will provide the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the registrant's executive officers, which is included in Part I, Item 1. Business.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)  1.   Financial Statements
     The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:
     Consolidated Balance Sheets, December 31, 1998 and 1997 Consolidated Statements of Operations and Retained Earnings for the Years
        Ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land &
Pineapple Company, Inc. and subsidiaries and the Independent
Auditors' Report is filed herewith:
     II.  Valuation and Qualifying Accounts for the Years Ended
     December 31, 1998, 1997 and 1996.

     (a)  3.   Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 19 to 22 of this Form 10-K.

     (b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     (d) The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 1998, 1997 and 1996 are filed as exhibits.





INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 8, 1999; such consolidated financial statements and report are included in your 1998 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 8, 1999



                                                                SCHEDULE II

                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      ADDITIONS
                         ADDITIONS    CHARGED
             BALANCE AT  CHARGED TO   TO OTHER                BALANCE
             BEGINNING   COSTS AND    ACCOUNTS    DEDUCTIONS  AT END
DESCRIPTION  OF PERIOD   EXPENSES     (describe)  (describe)  OF PERIOD
                          (Dollars in Thousands)       (b)

Allowance for
 Doubtful Accounts
     1998       $  567     $  191       $(a)  9     $(274)       $ 493

     1997          698         47         (a)13      (191)         567

     1996          573        440            --      (315)         698


(a)  Recoveries.
(b)  Write off of uncollectible accounts.




                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MAUI LAND & PINEAPPLE COMPANY, INC.

March 25, 1999                By  /S/ GARY L. GIFFORD
                                 Gary L. Gifford
                                 President & Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   /S/ MARY C. SANFORD                Date    March 25, 1999
     Mary C. Sanford
     Chairman of the Board

By   /S/ RICHARD H. CAMERON             Date    March 25, 1999
     Richard H. Cameron
     Vice Chairman of the Board

By   /S/ PAUL J. MEYER                  Date    March 25, 1999
     Paul J. Meyer
     Executive Vice President/Finance
     (Principal Financial Officer)

By   /S/ TED PROCTOR                    Date    March 25, 1999
     Ted Proctor
     Controller & Assistant Treasurer
     (Principal Accounting Officer)

By   /S/ PETER D. BALDWIN               Date    March 25, 1999
     Peter D. Baldwin
     Director

By   /S/ RANDOLPH G. MOORE              Date    March 25, 1999
     Randolph G. Moore
     Director

By   /S/ FRED E. TROTTER III            Date    March 25, 1999
     Fred E. Trotter III
     Director



                        INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.        Articles of Incorporation and By-laws
3     (i) Articles of Incorporation (Amended as of 4/2/98).
          Exhibit 3 to Form 10-Q for the quarter ended March 31,
          1998.
3    (ii) By Laws (Amended as of 2/26/88).  Exhibit (3ii) to
          Form 10-Q for the quarter ended September 30, 1994.

4.        Instruments Defining the Rights of Security Holders.
          Instruments defining the rights of holders of long-term debt have not been filed as exhibits where the amount of debt authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.1  (i)* Amended and Second Restated Revolving Credit and
          Term Loan Agreement, dated as of December 4, 1998.

4.2  (i)* Bridge Loan Agreement between Pacific Coast Farm
          Credit Services, ACA and Maui land & Pineapple Company,
          Inc., dated December 30, 1998.

10.       Material Contracts
10.1 (i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 23, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
     (ii) Cost Overrun Guaranty Agreement, dated June 28,
          1993.  Exhibit (10)B of Form 10-Q for the quarter ended
          June 30, 1993.
    (iii) Environmental Indemnity Agreement, dated June
          28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
     (iv) Indemnity Agreement, dated June 28, 1993.  Exhibit
          (10)D to Form 10-Q for the quarter ended June 30, 1993.
          (v) Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
     (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
    (vii) Conversion Agreement, dated April 27, 1995.
          Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
   (viii) Indemnity Agreement, dated April 27, 1995.
          Exhibit (10)D to Form 8-K, dated as of April 30, 1995.

10.2      Exhibits 10.2(i) to 10.2(xiv) relate to The Ritz-
          Carlton Kapalua Hotel
      (i) Partnership Agreement; Development Agreement;
          Operating Agreement; Hotel Ground Lease; Supplemental Agreement; Construction Loan Agreement; Promissory Note; Real Property Mortgage; Leasehold Mortgage. Exhibit (10)A-I to Form 10-Q for the quarter ended September 30, 1990.
     (ii) Dissolution Agreement, dated October 31, 1995.
          Exhibit (10)A to Form 10-Q for the quarter ended
          September 30, 1995.
    (iii) First Mortgage, Security Agreement, Financing
          Statement and Assignment of Rentals covering the fee simple interest and the leasehold interest, securing a loan of $65,000,000, dated February 24, 1996. Exhibit 10.4(iii) to Form 10-K for the year ended December 31, 1995.
     (iv) Subordination, Nondisturbance and Attornment
          Agreement (Ground Lessor), dated February 24, 1996.
          Exhibit 10.4(iv) to Form 10-K for the year ended
          December 31, 1995.
      (v) Hotel Ground Lease by and between Maui Land &
          Pineapple Company, Inc. (Lessor) and NI Hawaii Resort, Inc. (Lessee), effective January 1, 1996. Exhibit 10.4(v) to Form 10-K for the year ended December 31, 1995.
     (vi) Amendment Relating to Off-Site Loan, dated January
          9, 1996 and effective January 1, 1995. Exhibit 10.4(vi) to Form 10-K for the year ended December 31, 1995.
    (vii) Letter Agreement, dated January 1, 1996, Re:
          Nonrecourse Open Account For Off-Site Improvements.
          Exhibit 10.4(vii) to Form 10-K for the year ended
          December 31, 1995.
   (viii) Agreement with NI Hawaii Resort, Inc. (Ground
          Lease), dated January 9, 1996. Exhibit 10.4(viii) to Form 10-K for the year ended December 31, 1995.
     (ix) Amendment and Restatement of Tennis Operating
          Agreement by and between Kapalua Land Company, Ltd. (Operator) and NI Hawaii Resort, Inc. (Owner), dated January 9, 1996. Exhibit 10.4(ix) to Form 10-K for the year ended December 31, 1995.
      (x) Assignment Agreement (Assignment of Amended and Restated Tennis Operating Agreement), dated January 9, 1996. Exhibit 10.4(x) to Form 10-K for the year ended December 31, 1995.
     (xi) Golf Course Use Agreement by and between Maui Land
          & Pineapple Company, Inc. and NI Hawaii Resort, Inc., dated January 9, 1996. Exhibit 10.4(xi) to Form 10-K for the year ended December 31, 1995.
    (xii) Memorandum of Understanding between Maui
          Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc., effective October 31, 1995. Exhibit 10.4(xii) to Form 10-K for the year ended December 31, 1995.
   (xiii) Supplemental Agreement, entered into among Maui Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc. as of February 15, 1996. Exhibit 10.4(xiii) to Form 10-K for the year ended December 31, 1995.
    (xiv) Release of Real Property Mortgage, Security
          Agreement and Financing Statement, dated March 12, 1996. Exhibit 10.4(xiv) to Form 10-K for the year ended December 31, 1995.

10.3      Compensatory plans or arrangements
      (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
     (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
    (iii) Supplemental Executive Retirement Plan (effective as of
          January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.
    (iv)* Restated and Amended Executive Change-In-
          Control Severance Agreement (Gary L. Gifford,
          President/CEO), dated as of March 16, 1999.
     (v)* Restated and Amended Executive Change-In-Control
          Severance Agreement (Paul J. Meyer, Executive Vice
          President/Finance), dated as of March 17, 1999.
    (vi)* Restated and Amended Executive Change-In-
          Control Severance Agreement (Donald A. Young, Executive
          Vice President/Resort), dated as of March 16, 1999.
   (vii)* Restated and Amended Executive Change-In-
          Control Severance Agreement (Douglas R. Schenk,
          Executive Vice President/Pineapple), dated as of March
          23, 1999.
  (viii)* Restated and Amended Change-In-Control
          Severance Agreement (Warren A. Suzuki, Vice
          President/Land Management), dated as of March 16, 1999.
    (ix)* Restated and Amended Change-In-Control
          Severance Agreement (Scott A. Crockford, Vice
          President/Retail Property), dated as of March 16, 1999.
     (x)* Executive Severance Plan, as amended through November 6, 1998.

10.4 (i) Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
     (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

11.       Statement re computation of per share earnings:
          Net Income (Loss) divided by weighted Average Common
          Shares Outstanding equals Net Income (Loss) Per Common
          Share.

13.*      Annual Report to Security Holders:  Maui Land &
          Pineapple Company, Inc. 1998 Annual Report.

21.       Subsidiaries of registrant:
          All of the following were incorporated in the State of Hawaii:
               Maui Pineapple Company, Ltd.
               Kapalua Land Company, Ltd.
               Kapalua Investment Corp.
               Kapalua Water Company, Ltd.
               Kapalua Waste Treatment Company, Ltd.
               Honolua Plantation Land Company, Inc.

27.* Financial Data Schedule. As of December 31, 1998 and for the year then ended.

99.       Additional Exhibits.

99.1*     Financial Statements of Kaahumanu Center
          Associates for the years ended December 31, 1998, 1997 and 1996.