Form 10-Q
period 1999-03-31
MAUI LAND & PINEAPPLE CO INC
filed 1999-05-11
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       MARCH 31, 1999

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

        Class                      Outstanding at May 3, 1999
Common Stock, no par value              7,188,500 shares





              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 1999 (Unaudited) and December 31, 1998              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 1999 and 1998 (Unaudited)        4

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 1999 and 1998 (Unaudited)        5

Notes to Condensed Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 6.  Exhibits and Reports on Form 8-K                      12



PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  3/31/99     12/31/98
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  3,471    $   3,447
  Accounts and notes receivable                    11,894       13,005
  Inventories                                      16,161       15,520
  Other current assets                              3,411        3,659
    Total current assets                           34,937       35,631

Property                                          211,292      209,967
  Accumulated depreciation                       (122,216)    (120,046)
    Property - net                                 89,076       89,921

Other Assets                                       11,463       10,695

Total                                             135,476      136,247

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   3,159        2,753
  Trade accounts payable                            4,648        6,613
  Other current liabilities                         7,364        7,280
    Total current liabilities                      15,171       16,646

Long-Term Liabilities
  Long-term debt and capital lease obligations     22,940       23,592
  Accrued retirement benefits                      23,055       22,920
  Equity in losses of joint venture                 8,169        7,969
  Other long-term liabilities                       2,924        2,628
    Total long-term liabilities                    57,088       57,109

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,188,500 issued and outstanding 12,318       12,318
  Retained earnings                                50,899       50,174
    Stockholders' equity                           63,217       62,492

Total                                            $135,476    $ 136,247

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         3/31/99      3/31/98
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $23,284       $20,158
  Operating income                        10,164        8,187
  Other income                               199          124

Total Revenues                            33,647       28,469

Costs and Expenses
  Cost of goods sold                      14,742       14,280
  Operating expenses                       6,476        6,502
  Shipping and marketing                   5,764        3,479
  General and administrative               3,447        3,605
  Interest                                   491          760
  Equity in losses of joint ventures         149          322

Total Costs and Expenses                  31,069       28,948

Income (Loss) Before Income Taxes          2,578         (479)

Income Tax Expense (Credit)                  954         (173)

Net Income (Loss)                          1,624         (306)

Retained Earnings, Beginning of Period    50,174       46,578
Cash Dividends                              (899)          --

Retained Earnings, End of Period          50,899       46,272

Per Common Share
  Net income (loss)                          .23         (.04)

  Dividends                              $  .125       $   --


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Three Months Ended
                                         3/31/99       3/31/98
                                         (Dollars in Thousands)


Net Cash Provided by
   Operating Activities                $   4,165      $  1,109

Investing Activities
  Purchases of property                   (2,674)       (1,546)
  Contributions to joint ventures             --          (100)
  Other                                     (322)         (328)

Net Cash Used in Investing Activities     (2,996)       (1,974)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                       (246)       (2,089)
  Dividend paid                             (899)           --
  Proceeds from long-term debt                --         2,300

Net Cash Provided by (Used in) Financing Activities     (1,145)
211

Net Increase (Decrease) in Cash               24          (654)

Cash and Cash Equivalents
  at Beginning of Period                   3,447         1,611

Cash and Cash Equivalents
  at End of Period                       $ 3,471       $   957

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $375,000 and $1,319,000 was paid during the three months ended March 31, 1999 and 1998, respectively. Income taxes of $277,000 and $250,000 were paid during the three months ended March 31, 1999 and 1998, respectively.

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended March 31, 1999 and 1998.

2. The Company's reports for interim periods utilize numerous estimates of production, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1999 and 1998 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $610,000 and $493,000 at March 31, 1999 and December 31, 1998, respectively.

5. Inventories as of March 31, 1999 and December 31, 1998 were as follows (in thousands):

                                           3/31/99    12/31/98

   Pineapple products
      Finished goods                       $ 5,361     $ 5,979
      Work in progress                       2,244         839
      Raw materials                          1,028       1,562
   Real estate held for sale                 1,146       1,083
   Merchandise, materials and supplies       6,382       6,057

   Total Inventories                       $16,161     $15,520

6.  Business Segment Information (in thousands):

                                    Three Months Ended March 31
                                        1999            1998
Revenues
  Pineapple                          $ 19,919       $ 17,316
  Resort                               12,744         10,107
  Commercial & Property                   923            995
  Other                                    61             51
Total revenues                         33,647         28,469
Operating profit (loss)
  Pineapple                             1,843           (739)
  Resort                                1,658          1,483
  Commercial & Property                  (215)          (242)
  Other                                  (217)          (221)
Total operating profit                  3,069            281
Interest expense                         (491)          (760)
Income tax (expense) credit              (954)           173
Net income (loss)                    $  1,624       $   (306)


7. Average common shares outstanding for the interim periods ended March 31, 1999 and 1998 were 7,188,500. On May 1, 1998, the Company effected a four-for-one split of its common stock. Income (loss) per common share for the period ended March 31, 1998 has been restated to reflect such split.

8.   In December of 1998, the presentation of "operating profit
  (loss)" was modified to include allocated expenses of centralized functions and the part of corporate administration attributable to the business segment. Operating profits for prior periods have been restated to conform to the current presentation.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the first quarter of 1999 was $1.6 million compared to a net loss of $306,000 for the first quarter of 1998. Revenues of $33.6 million for the first quarter of 1999 were higher than the first quarter of 1998 by 18%.

Improved operating profits from all of the Company's business segments and a 35% decrease in interest expense contributed to the improved net results. The decrease in interest expense was attributable to lower average borrowings and lower average interest rates. Borrowings were lower in the first quarter of 1999 because of the retirement of certain debt in December 1998 and higher cash flows from operating activities during the quarter.

General and administrative expenses were lower by 4% for the first quarter of 1999 compared to the first quarter of 1998 primarily because of lower pension and workers compensation costs, and a reduction of personnel, particularly in the Pineapple segment.

Pineapple

Revenues from Pineapple operations increased by 15% for the first quarter of 1999 compared to the first quarter of 1998. Higher prices and increased sales volume were about equally responsible for the revenue increase. These positive results can largely be attributed to a worldwide pineapple supply shortage, which may continue through the second quarter of 1999, but is not expected to continue for the entire year.

Pineapple operations produced an operating profit of $1.8 million for the first quarter of 1999 compared to an operating loss of $739,000 for the first quarter of 1998. Cost of sales per case of canned pineapple sold was lower in 1999 than 1998 because of lower production costs.

Resort

Revenues from the Company's Kapalua Resort segment were $12.7 million for the first quarter of 1999 compared to $10.1 million for the first quarter of 1998. The operating profit from the Resort was $1.7 million for the first quarter of 1999 compared to $1.5 million for the first quarter of 1998. Approximately two-thirds of the increase in revenues was due to tournament operations fees received as a result of hosting the Mercedes Championships held in January of 1999. Costs and expenses to host the tournament more than offset the tournament operations fees and were charged primarily to marketing expense for the first quarter of 1999. Higher Resort marketing expense is largely the reason for the increase in consolidated Shipping and Marketing expenses.

In the first quarter of 1999, room occupancies at Kapalua Resort exceeded the first quarter of 1998 and were reflected in increased revenues and operating profits from the Kapalua Villas rental program, the hotel ground leases and from the Resort's recreation and retail operations, in particular, merchandise sales. Higher average green fees in 1999 were more than offset by a reduction in the number of paid rounds of golf, which was due partly to the weather and to restricted play during the Mercedes Championships.

Commercial & Property

Revenues from the Commercial & Property segment were $923,000 for the first quarter of 1999 compared to $995,000 for the first quarter of 1998. The segment generated an operating loss of $215,000 for the first quarter of 1999 compared to $242,000 for the first quarter of 1998. Lower revenues were primarily due to rate reductions for the electricity generated by the Company and sold to Kaahumanu Center.

The Company's losses from its investment in Kaahumanu Center were $180,000 for the first quarter of 1999 compared to $330,000 for the first quarter of 1998. Lower loss for 1999 was principally attributable to bad debt expenses recorded in the first quarter of 1998.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Total debt including capital leases was $26.1 million at March 31, 1999, approximately $200,000 lower than December 31, 1998. Outstanding debt is expected to increase in the second quarter as seasonal cash requirements for the pineapple operations reach a peak during the summer and as construction of The Village Course Clubhouse and Kapalua Golf Academy continues. Unused short- and long-term lines of credit available to the Company at March 31, 1999, including the $15 million development line of credit for construction of the clubhouse and golf academy, totaled $35.4 million. These credit lines and anticipated cash flows from operations are expected to be adequate to cover the Company's cash requirements for 1999.

Expenditures for fixed assets and deferred development costs are estimated to be approximately $22 million in 1999. This amount includes approximately $11.5 million for the clubhouse and golf academy. Also included is approximately $6.8 million for replacement of existing equipment for Pineapple and Resort operations.

In April of 1999, the maturity of the Company's $15 million bridge loan was extended to June 1, 1999 to allow additional time to complete the documentation required for closing of a senior secured term loan facility, which will refinance the bridge loan.

The Company has evaluated its information technology (IT) and non-IT systems with respect to Year 2000 capability and has set target dates for compliance of all systems. Several of the Company's data processing applications use software programs purchased from outside vendors. Except for the Resort merchandise inventory control and golf reservations system, all applications requiring software upgrades from outside vendors are now Year 2000 compliant.

The Company received the Resort merchandise inventory control software upgrade at the end of April 1999. Installation and testing is now underway and is scheduled to be completed by July 1, 1999. The golf reservations section of the software upgrade is expected to be received by July 1, 1999 and is targeted to be Year 2000 compliant by September 1, 1999. The upgrade to the operating system used by the merchandise inventory control and golf reservations applications is presently available and will be installed after the software applications are installed, tested and in use. The target date for completion is October 1, 1999.

All of the Company's custom data processing applications required modification to be Year 2000 compliant. Among them, the Pineapple sales system and the Pineapple warehouse system are critical to the Company's operations. Modification and testing of both systems were complete by year-end 1998 and the remaining custom data processing applications are scheduled to be compliant by the end of the second quarter of 1999.

The Company initiated correspondence with vendors, suppliers and trading partners during 1998 and through the first quarter of 1999 to assess risk of business interruption by noncompliance of third parties. Through late April 1999, the Company received responses to approximately 52% of its inquiries, including all of those whose noncompliance would have a material impact on the Company. The responses indicate that these companies' data processing systems are either Year 2000 compliant or are expected to be compliant by the end of the third quarter of 1999.

The most reasonably likely worst case scenario involves the compliance of the Resort merchandise inventory control system. This system accumulates and processes data for approximately 150,000 items sold in ten retail outlets at the Kapalua Resort. Delay in the installation and testing of this software upgrade could affect merchandise purchase order procedures, resulting in decreased control over inventory levels. Reorder lead times range from four to seven months and proper reorder control requires that active purchase orders be recorded in the inventory control system. Because the software upgrade has now been delivered, the Company believes that at worst, tracking and reordering may have to be performed manually for a period while installation and testing is being completed. The volume of inventory reorders for delivery in 2000 is relatively low between June 1 and September 1, and the Company is prepared to perform tracking and reordering manually during this period if necessary.

It is anticipated the Company's Information Services personnel will spend approximately 90% of their time on Year 2000 compliance through the second quarter of 1999 and approximately 50% of their time on non-critical Year 2000 programming issues during the second half of 1999 and the first quarter of 2000. It appears that the Company's present Information Services personnel will be able to complete all program modifications, installations and testing, and that no outside resources will be required.

The Company has not incurred any material expenditures of Year 2000 compliance to date. Based on current information, no material future expenditures have been identified. The Company does not separately track internal costs incurred for Year 2000 issues. Such costs are principally payroll and related costs for the Company's Information Services personnel.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations for positive cash flows from operating activities, the worldwide supply of pineapple and its expectations regarding the Year 2000 issue. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Form 10-K filing with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. During the first quarter of 1999 there were no substantial changes in the composition of the Company's borrowing commitments or borrowings outstanding.



PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

A.  Antidumping Petition
In April of 1998, the United States Court of Appeals for the Federal Circuit heard the appeals of Maui Pineapple Company, Ltd. and the Department of Commerce regarding the antidumping petition and calculation of duties on imports of canned pineapple fruit from Thailand. A final decision is expected sometime in 1999.

The third administrative review covering the period from July
1997 to June 1998 commenced in August of 1998. Five Thai companies are being reviewed and a preliminary determination is expected sometime in the second quarter of 1999.

B.   Chemical Litigation
See Item 3.B. of Form 10-K for the year ended December 31, 1998, for background information of this proceeding. The Motion for Summary Judgment filed by the Company's insurers, which was scheduled to be heard on April 23, 1999, has been rescheduled to May 14, 1999. The Company and Maui Pineapple Company, Ltd. have filed answers to the Third-Party Complaint filed by The Dow Chemical Company. Settlement negotiations have been initiated.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (3ii)*    Bylaws (Amended as of March 29, 1999).
   (27)*     Financial Data Schedule
          As of March 31, 1999 and for the three months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





    May 11, 1999               /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)