Form 10-Q
period 1999-06-30
MAUI LAND & PINEAPPLE CO INC
filed 1999-08-16
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 1999

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

        Class                    Outstanding at August 6, 1999
Common Stock, no par value              7,188,500 shares

              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES



                              INDEX

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 1999 (Unaudited) and December 31, 1998               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 1999 and 1998 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 1999 and 1998 (Unaudited)           5

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 1999 and 1998 (Unaudited)           6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     14

Item 4.  Submission of Matters to a Vote of Security-Holders   16

Item 6.  Exhibits and Reports on Form 8-K                      16

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  6/30/99     12/31/98
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  2,254    $   3,447
  Accounts and notes receivable                     8,723       13,005
  Inventories                                      21,363       15,520
  Other current assets                              3,518        3,659
    Total current assets                           35,858       35,631

Property                                          215,573      209,967
  Accumulated depreciation                       (124,364)    (120,046)
    Property - net                                 91,209       89,921

Other Assets                                       11,624       10,695

Total                                             138,691      136,247

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
   and capital lease obligations                    3,546        2,753
  Trade accounts payable                            5,400        6,613
  Other current liabilities                         8,242        7,280
    Total current liabilities                      17,188       16,646

Long-Term Liabilities
  Long-term debt and capital lease obligations     23,050       23,592
  Accrued retirement benefits                      23,200       22,920
  Equity in losses of joint venture                 8,476        7,969
  Other long-term liabilities                       3,179        2,628
    Total long-term liabilities                    57,905       57,109

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,188,500 issued and outstanding 12,318       12,318
  Retained earnings                                51,280       50,174
    Stockholders' equity                           63,598       62,492

Total                                            $138,691    $ 136,247

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/99      6/30/98
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $22,013      $22,263
  Operating income                         8,032        7,221
  Other income                               326          652

Total Revenues                            30,371       30,136

Costs and Expenses
  Cost of goods sold                      13,776       15,122
  Operating expenses                       6,946        6,500
  Shipping and marketing                   3,603        3,689
  General and administrative               4,773        3,563
  Interest                                   401          325
  Equity in losses of joint ventures         268          748

Total Costs and Expenses                  29,767       29,947

Income Before Income Taxes                   604          189

Income Tax Expense                           223           66

Net Income                                   381          123

Retained Earnings, Beginning of Period    50,899       46,272

Retained Earnings, End of Period          51,280       46,395

Per Common Share
  Net income                             $   .05       $  .02



See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/99      6/30/98
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $45,297      $42,421
  Operating income                        18,196       15,408
  Other income                               525          776

Total Revenues                            64,018       58,605

Costs and Expenses
  Cost of goods sold                      28,518       29,402
  Operating expenses                      13,422       13,002
  Shipping and marketing                   9,367        7,168
  General and administrative               8,220        7,168
  Interest                                   892        1,508
  Equity in losses of joint ventures         417          647

Total Costs and Expenses                  60,836       58,895

Income (Loss) Before Income Taxes          3,182         (290)

Income Tax Expense (Credit)                1,177         (107)

Net Income (Loss)                          2,005         (183)

Retained Earnings, Beginning of Period    50,174       46,578
Cash Dividends                              (899)          --

Retained Earnings, End of Period          51,280       46,395

Per Common Share
  Net income (loss)                          .28         (.03)

  Dividends                              $  .125       $   --


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                         6/30/99       6/30/98
                                         (Dollars in Thousands)


Net Cash Provided by
   (Used in) Operating Activities       $  7,852      $   (806)

Investing Activities
  Purchases of property                   (7,027)       (3,060)
  Proceeds from disposal of property         122           601
  Contributions to joint ventures           (300)         (100)
  Other                                   (1,462)         (454)

Net Cash Used in Investing Activities     (8,667)       (3,013)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                       (954)       (4,839)
  Proceeds from long-term debt               932         7,800
  Proceeds from short-term debt              273            --
  Dividend paid                             (899)           --
  Other                                      270            --

Net Cash Provided by
 (Used in) Financing Activities             (378)        2,961

Net Decrease in Cash                      (1,193)         (858)

Cash and Cash Equivalents
  at Beginning of Period                   3,447         1,611

Cash and Cash Equivalents
  at End of Period                       $ 2,254       $   753

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $844,000 and $1,581,000 was paid during the six months ended June 30, 1999 and 1998, respectively. Income taxes of $1,036,000 and $519,000 were paid during the six months ended June 30, 1999 and 1998, respectively.

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended June 30, 1999 and 1998.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $688,000 and $493,000 at June 30, 1999 and December 31, 1998, respectively.

5. Inventories as of June 30, 1999 and December 31, 1998 were as follows
  (in thousands):

                                           6/30/99    12/31/98

   Pineapple products
      Finished goods                       $ 8,543     $ 5,979
      Work in progress                       2,657         839
      Raw materials                          2,669       1,562
   Real estate held for sale                 1,187       1,083
   Merchandise, materials and supplies       6,307       6,057

   Total Inventories                       $21,363     $15,520

6.  Business Segment Information (in thousands):

                     Three Months Ended          Six Months Ended
                          June 30                    June 30
                         1999      1998           1999      1998
  Revenues
    Pineapple        $ 19,249  $ 19,710       $ 39,168  $ 37,026
    Resort             10,057     9,329         22,801    19,436
    Commercial
     & Property         1,031     1,132          1,954     2,127
    Other                  34       (35)            95        16

  Total revenues       30,371    30,136         64,018    58,605

  Operating profit (loss)
    Pineapple           1,399       539          3,242      (200)
    Resort              1,101       843          2,759     2,326
    Commercial
     & Property          (166)     (158)          (381)     (400)
    Other              (1,329)     (287)        (1,546)     (508)

  Total operating
    profit              1,005       937          4,074     1,218

  Interest expense       (401)     (748)          (892)   (1,508)
  Income tax
    (expense) credit     (223)      (66)        (1,177)      107

  Net income         $    381  $    123       $  2,005   $  (183)


7. Average common shares outstanding for the interim periods ended June 30, 1999 and 1998 were 7,188,500.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the second quarter of 1999 was $381,000 compared to $123,000 for the second quarter of 1998. Revenues of $30.4 million for the second quarter of 1999 were approximately 1% higher than the second quarter of 1998.

For the first half of 1999, the Company produced net income of $2 million compared to a net loss of $183,000 for the first half of 1998. Revenues for the first half of 1999 were 9% higher than the same period in 1998.

Net income for 1999 is lower by $692,000 ($1.1 million general and administrative expense, less income tax credit of $406,000) because of a second quarter write-off of deferred costs for consultants engaged to analyze and develop potential strategic plans for the Company. These costs were charged to expense due to the pending sale of approximately 41% of the Company's outstanding shares that was announced on July 1, 1999.

Interest expense was lower by 46% and 41% for the second quarter and first half of 1999, respectively, compared to the same periods in 1998 due to lower average borrowings and to lower average interest rates. Borrowings were lower in 1999 because of the retirement of certain debt in December 1998 and higher cash flows from operating activities during 1999.

Pineapple

Revenue from Pineapple operations was lower by 2% for the second quarter of 1999, but higher by 6% for the first half of 1999 as compared to the same periods in 1998. Pineapple operations produced an operating profit of $1.4 million for the second quarter of 1999 compared to $539,000 for the second quarter of 1998. For the first six months of 1999 the Pineapple segment reported operating profit of $3.2 million compared to an operating loss of $200,000 for the first six months in 1998.

These results primarily reflect higher average prices for canned pineapple in 1999, which more than offset lower case sales volume and higher average cost of sales per case. Higher prices resulted in increased revenue of approximately $1.6 million and $2.9 million, respectively, for the second quarter and first half of 1999. Lower case sales volume resulted in lower revenue of approximately $2.2 million and $1 million, respectively, for the second quarter and first half of 1999.

Unseasonably cool weather on Maui has caused some delays in delivery of fruit to the cannery. This resulted in higher production costs and a slightly higher cost of sales per case for the second quarter and first half of 1999. The County of Maui has imposed water use restrictions in Upcountry Maui because of drought conditions. Improvements to our irrigation systems over the past few years have substantially increased our ability to weather a drought. The Company has experienced some delay in its normal planting schedule because of the dry conditions.

Resort

Revenues from the Company's Kapalua Resort segment were $10.1 million for the second quarter of 1999 compared to $9.3 million for the second quarter of 1998. For the first half of 1999 Resort revenues were $22.8 million compared to $19.4 million for the first half of 1998. The operating profit from the Resort was $1.1 million for the second quarter of 1999 compared to $843,000 for the second quarter of 1998. For the first six months of 1999 Resort operating profit was $2.8 million compared to $2.3 million for the first six months of 1998. Approximately half of the increase in revenues for the first six months of 1999 was due to tournament operations fees received as a result of hosting the Mercedes Championships held in January of 1999. Costs and expenses to host the tournament more than offset the tournament operations fees and were charged primarily to marketing expense in the first quarter of 1999. Higher Resort marketing expense is largely the reason for the increase in consolidated Shipping and Marketing expenses for the first six months of 1999 compared to the same period in 1998.

The increase in revenues and operating profits in the second quarter and first half of 1999 were primarily attributable to increased profits from golf, retail, villa rental operations and the hotel ground leases. Higher average green fees in first half of 1999 more than offset a reduction in the number of paid rounds of golf. For the second quarter of 1999, both average green fees and the number of paid rounds of golf exceeded the second quarter of 1998.

The Company is proceeding with development plans for 14 single-family lots on the remaining 34 acres in Plantation Estates Phase
II. We have reservation agreements for 12 of the lots. If closing of the reservation agreements and construction of the improvements commence in October as currently planned, the Company will begin recognizing profits from this project in the fourth quarter of 1999, using the percentage of completion method, over the period of construction of the site improvements.

Commercial & Property

Revenues from the Commercial & Property segment were $1 million for the second quarter of 1999 compared to $1.1 million for the second quarter of 1998. For the first six months of 1999 Commercial & Property revenues were $2 million compared to $2.1 million for the first six months of 1998. Lower revenues in 1999 were primarily due to higher land sales in 1998. The segment generated an operating loss of $166,000 for the second quarter of 1999 compared to $158,000 for the second quarter of 1998. For the first half of 1999 the loss from this segment was $381,000 compared to $400,000 for the first half of 1998.

The Company's losses from its investment in Kaahumanu Center were $289,000 for the second quarter of 1999 compared to $321,000 for the second quarter of 1998. For the first half of 1999 the Company's loss from Kaahumanu Center was $469,000 compared to $651,000 for the first half of 1998. The lower loss for 1999 was principally attributable to higher revenues and lower bad debt expense in 1999.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Total debt including capital leases was $26.6 million at June 30, 1999, compared to $26.3 million at December 31, 1998.
Outstanding debt is expected to increase in the third quarter as seasonal cash requirements for the pineapple operations and construction of The Village Course Clubhouse and Kapalua Golf Academy continues. Unused short- and long-term lines of credit available to the Company at June 30, 1999, including the $15 million development line of credit for construction of the clubhouse and golf academy, totaled $33.6 million. These credit lines and anticipated cash flows from operations are expected to be adequate to cover the Company's cash requirements for 1999.

Expenditures for fixed assets and deferred development costs are estimated to be approximately $22 million in 1999. This amount includes approximately $11.2 million for the clubhouse and golf academy and $6.5 million for replacement of existing equipment for Pineapple and Resort operations.

Effective June 1, 1999, the Company's $15 million bridge loan agreement was amended and restated in its entirety and converted to a term loan secured by certain parcels of the Company's real property on Maui. Principal payments are due from September 2004 through June 2009. Interest rates on the loan are adjustable to 2.15% to 2.55% above six-month, one year and three year rates made available by the Federal Farm Credit Bank. The agreement includes certain financial covenants including the maintenance of a minimum tangible net worth and debt coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures, investments and the payment of dividends.

Kapalua Coconut Grove LLC is in the process of obtaining financing for the construction of 36 luxury beachfront condominiums on the parcel adjacent to the Kapalua Bay Hotel. The Company, as a 50% member of the limited liability company, may be required under certain circumstances to guarantee the construction loan. Presales of the project are scheduled for August 1999 and mass grading and site work is scheduled to begin in October.

The Company has evaluated its information technology (IT) and non-IT systems with respect to Year 2000 capability and has set target dates for compliance of all systems. In May of 1999 the manufacturer of the Company's power generating system informed the Company that the monitoring and control portion of the system is not Year 2000 compliant and that they would be unable to supply an upgrade or replacement parts for the non-compliant system. The Company has found alternative sources for monitoring and control systems that are Year 2000 compliant and has awarded the contract for the purchase and installation of the equipment. It is estimated that the power generating system will be compliant by October 15, 1999.

Several of the Company's data processing applications use software programs purchased from outside vendors. All applications requiring software upgrades from outside vendors are now Year 2000 compliant. The upgrade to the operating system used by the Resort merchandise inventory control and golf reservations applications has been received and will be installed and tested in September. The target date for completion is October 1, 1999.

All of the Company's custom data processing applications required modification to be Year 2000 compliant. Among them, the Pineapple sales system and the Pineapple warehouse system are critical to the Company's operations. Modification and testing of both systems were completed by year-end 1998. The remaining custom data processing applications are now compliant and testing will continue through the end of the third quarter of 1999.

The Company initiated correspondence with vendors, suppliers and trading partners during 1998 and through the first quarter of 1999 to assess risk of business interruption by noncompliance of third parties. The Company received responses from all of those businesses whose noncompliance would have a material impact on the Company. The responses indicate that these companies' data processing systems are either Year 2000 compliant or are expected to be compliant by the end of the third quarter of 1999.

The most reasonably likely worst case scenario regarding Year 2000 is the non-compliance of the power generating system. These generators are the primary source of electricity for Kaahumanu Shopping Center, the Company's pineapple cannery and the administrative offices in Kahului. The Company is prepared to monitor and control the generators manually should there be delays in upgrading the system. Alternatively, the Company's electricity requirements can be met by the electric public utility company on Maui, but control and reliability could be sacrificed.

It is anticipated the Company's Information Services personnel will spend approximately 50% of their time on continued testing and monitoring and on non-critical Year 2000 programming issues during the second half of 1999 and the first quarter of 2000. It appears that the Company's present Information Services personnel will be able to complete all program modifications, installation and testing, and that no outside resources will be required. The Company does not separately track internal costs incurred for Year 2000 issues. Such costs are principally payroll and related costs for the Company's Information Services personnel.

The Company has not incurred any material external expenditures for Year 2000 compliance to date. The purchase, installation and testing of the monitoring and control system for the power generation plant is expected to cost approximately $145,000. Should the alternative of purchasing electricity from the public utility become necessary, the incremental cost to the Company is estimated to be approximately $1,000 per day. Based on current information, no other material future expenditures have been identified.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations for positive cash flows from operating activities, the development of Plantation Estates Phase II and Kapalua Coconut Grove, its expectations regarding the Year 2000 issue and other matters. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Form 10-K filing with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. During the second quarter of 1999, the Company's conversion of its $15 million bridge loan into a term loan did not have a material impact on the Company's market risk exposure due to changes in interest rates.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

A.  Antidumping Petition
In April of 1998, the United States Court of Appeals for the Federal Circuit heard the appeals of Maui Pineapple Company, Ltd. and the Department of Commerce regarding the antidumping petition and calculation of duties on imports of canned pineapple fruit from Thailand. A final decision was reached on July 28, 1999.
In its decision by judges Archer and Rader, the United States Court of Appeals for the Federal Circuit said, "We conclude in this case that the Commerce's interpretation was reasonable, supported by substantial evidence, and thus entitled to deference. For the reasons stated, the decision of the Court of International Trade is REVERSED." The decision, in effect, affirms the duties on imports of canned pineapple fruit from Thailand established as a result of the Company's antidumping petition.

Preliminary results of the third administrative review covering the period from July 1997 to June 1998 were published in June
1999, and did not result in any material changes to the duties being assessed.

B.   Chemical Litigation
See item 3.B of Form 10-K for the year ended December 31, 1998, for background information concerning these proceedings.

In Board of Water Supply of the County of Maui vs. Shell Oil Company, et al. (the "DBCP Litigation"), global settlement negotiations involving all of the Defendants, including the Company, with the assistance of a mediator are progressing. During the pendency of such negotiations the parties have stayed all discovery and trial preparation. In the DBCP Litigation, the County of Maui seeks to hold Dow Chemical Company, Occidental Chemical Corporation, Occidental Petroleum Corporation, Shell Oil Company, AMVAC Chemical Corporation, American Vanguard Corporation, Brewer Environmental Industries LLC, Maui Pineapple Company, Ltd. and Maui Land & Pineapple Company, Inc. jointly and severally liable for DBCP remediation of certain water wells.

On August 5, 1999, Maui Land & Pineapple Company, Inc. and Maui Pineapple Company, Ltd., entered into a settlement agreement with Occidental Chemical Company and its affiliates in Maui Land & Pineapple Company, Inc. vs. Occidental Chemical Corporation regarding the claim made by Occidental for indemnification under that March 14, 1978 Agreement between the parties.

The Company has agreed to pay to Occidental $100,000 for a release of liability for past, present and future attorneys' fees and costs in the DBCP Litigation and as elected by Occidental, either (a) (i) 50% of Occidental's share (up to a maximum of $300,000, subject to potential increase) of the negotiated cost of remediation of one existing well and the temporary drought treatment of two wells which are the subject of the DBCP Litigation and (ii) 50% of Occidental's share of future capital, operation and maintenance costs associated with the remediation of future DBCP affected wells on Maui as such costs may become due and payable to the Board of Water Supply (the "Board") pursuant to the terms of a settlement agreement with Occidental or (b) 50% of any settlement paid by Occidental to the Board relating to the DBCP Litigation if Occidental settles separately, or (c) in the event a settlement is not reached in the DBCP Litigation, 50% of Occidental's liability if the matter proceeds to trial and results in a judgment against Occidental.

In addition, the Company has agreed to pay 50% of Occidental's share of any liability in any future action brought against it by the Board or any other person alleging property damage allegedly based on contamination of one or more water wells on Maui by DBCP, whether such liability is determined by settlement or by verdict, and pay 50% of Occidental's attorneys' fees and costs and expenses incurred in the defense of such action.

The Company is a party to litigation with the Hawaiian Insurance & Guaranty Company (now known as HUI/Unico in Liquidation, Inc. ("HUI/Unico")) relating to insurance coverage for the claims made by Occidental. An agreement in principle, subject to formal settlement documentation, was reached on July 22, 1999, under which the Company would receive $600,000 from HUI/Unico and the Company would release any right that it had to make any existing or future claims against such insurance policy. A definitive settlement agreement is currently being prepared.

A reserve of $250,000 was established in June 1999 against identifiable liabilities arising out of the foregoing cases.

Item 4.   Submission of Matters to a Vote of Security-Holders

On April 30, 1999, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 8, 1999, the record date of the annual meeting, was 7,188,500. The results of the matters voted upon were as follows:

Election of Class Three directors for a three-year term:
                              Shares Voted For   Shares Withheld

Richard H. Cameron                 6,624,510        55,740
Morton B. Plant                    6,630,302        49,948

Election of the firm Deloitte & Touche LLP as auditor of the
Company for the fiscal year 1999:
Shares voted for:                6,656,186
Shares voted against:               16,270
Shares abstained:                    7,794

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (4)   Instruments Defining the Rights of Security Holders
       A.*    Term Loan Agreement between Pacific Coast Farm
          Credit Services and Maui Land & Pineapple Company, Inc. entered into as of June 1, 1999.
   (27)*     Financial Data Schedule
          As of June 30, 1999 and for the six months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





  August 13, 1999              /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)