Form 10-Q
period 1999-09-30
MAUI LAND & PINEAPPLE CO INC
filed 1999-11-15
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 1999

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

        Class                   Outstanding at November 5, 1999
Common Stock, no par value              7,188,500 shares






              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES



                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  September 30, 1999 (Unaudited) and December 31, 1998          3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 1999 and 1998 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 1999 and 1998 (Unaudited)     5

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 1999 and 1998 (Unaudited)     6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 4.  Submission of Matters to a Vote of Security-Holders   15

Item 6.  Exhibits and Reports on Form 8-K                      15




PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  9/30/99     12/31/98
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  1,272    $   3,447
  Accounts and notes receivable                    17,440       13,005
  Inventories                                      20,015       15,520
  Other current assets                              3,964        3,659
    Total current assets                           42,691       35,631

Property                                          220,764      209,967
  Accumulated depreciation                       (126,277)   (120,046)
    Property - net                                 94,487       89,921

Other Assets                                       12,242       10,695

Total                                             149,420      136,247

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
   and capital lease obligations                    5,340        2,753
  Trade accounts payable                            4,919        6,613
  Other current liabilities                         9,411        7,280
    Total current liabilities                      19,670       16,646

Long-Term Liabilities
  Long-term debt and capital lease obligations     30,908       23,592
  Accrued retirement benefits                      23,050       22,920
  Equity in losses of joint venture                 8,745        7,969
  Other long-term liabilities                       2,179        2,628
    Total long-term liabilities                    64,882       57,109

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,188,500 issued and outstanding 12,318       12,318
  Retained earnings                                52,550       50,174
    Stockholders' equity                           64,868       62,492

Total                                            $149,420    $ 136,247

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         9/30/99      9/30/98
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $31,277       $30,717
  Operating income                         8,077        6,890
  Other income                               305          100

Total Revenues                            39,659       37,707

Costs and Expenses
  Cost of goods sold                      21,592       21,458
  Operating expenses                       6,769        6,447
  Shipping and marketing                   4,484        4,437
  General and administrative               4,089        3,758
  Interest                                   457          793
  Equity in losses of joint ventures         237          167

Total Costs and Expenses                  37,628       37,060

Income Before Income Taxes                 2,031          647

Income Tax Expense                           761          246

Net Income                                 1,270          401

Retained Earnings, Beginning of Period    51,280       46,395

Retained Earnings, End of Period          52,550       46,796

Per Common Share
  Net income                             $   .18       $  .06



See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Nine Months Ended
                                         9/30/99      9/30/98
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $76,574       $73,138
  Operating income                        26,273       22,298
  Other income                               830          876

Total Revenues                           103,677       96,312

Costs and Expenses
  Cost of goods sold                      50,110       50,860
  Operating expenses                      20,191       19,449
  Shipping and marketing                  13,851       11,605
  General and administrative              12,309       10,926
  Interest                                 1,349        2,301
  Equity in losses of joint ventures         654          814

Total Costs and Expenses                  98,464       95,955

Income Before Income Taxes                 5,213          357

Income Tax Expense                         1,938          139

Net Income                                 3,275          218

Retained Earnings, Beginning of Period    50,174       46,578
Cash Dividends                              (899)          --

Retained Earnings, End of Period          52,550       46,796

Per Common Share
  Net income                                 .46          .03

  Dividends                              $  .125       $   --


See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Nine Months Ended
                                         9/30/99       9/30/98
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
 Operating Activities                   $  1,331      $    (933)

Investing Activities
  Purchases of property                  (10,713)        (5,354)
  Proceeds from disposal of property         418            601
  Contributions to joint ventures           (575)          (275)
  Increases in deferred costs and other   (1,979)        (1,518)

Net Cash Used in Investing Activities    (12,849)        (6,546)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (1,726)        (6,662)
  Proceeds from long-term debt            11,131         13,100
  Proceeds from short-term debt              498             --
  Dividend paid                             (899)            --
  Other                                      339             --

Net Cash Provided by Financing Activities  9,343          6,438

Net Decrease in Cash                      (2,175)        (1,041)

Cash and Cash Equivalents
  at Beginning of Period                   3,447          1,611

Cash and Cash Equivalents
  at End of Period                       $ 1,272       $    570

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,235,000 and $2,727,000 was paid during the nine months ended September 30, 1999 and 1998, respectively. Income taxes of $1,493,000 and $516,000 were paid during the nine months ended September 30, 1999 and 1998, respectively.

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended September 30, 1999 and 1998.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 1999 and 1998 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $746,000 and $493,000 at September 30, 1999 and December 31, 1998, respectively.

5. Inventories as of September 30, 1999 and December 31, 1998 were as follows
  (in thousands):

                                          9/30/99     12/31/98

   Pineapple products
      Finished goods                       $10,915     $ 5,979
      Work in progress                       1,246         839
      Raw materials                          1,211       1,562
   Real estate held for sale                   343       1,083
   Merchandise, materials and supplies       6,300       6,057

   Total Inventories                       $20,015     $15,520

6.  Business Segment Information (in thousands):

                     Three Months Ended         Nine Months Ended
                        September 30               September 30
                         1999      1998           1999      1998
  Revenues
    Pineapple        $ 28,337  $ 28,235       $ 67,505  $ 65,261
    Resort             10,118     8,472         32,919    27,908
    Commercial
     & Property         1,201     1,000          3,155     3,127
    Other                   3        --             98        16
  Total Revenues       39,659    37,707        103,677    96,312

  Operating Profit (Loss)
    Pineapple           2,034     1,625          5,276     1,425
    Resort                799       131          3,558     2,457
    Commercial
     & Property           (76)      (59)          (457)     (459)
    Other                (269)     (257)        (1,815)     (765)
  Total Operating
   Profit               2,488     1,440          6,562     2,658
  Interest Expense        457       793          1,349     2,301
  Income Before
    Income Taxes     $  2,031  $    647       $  5,213  $    357


7. Average common shares outstanding for the interim periods ended September 30, 1999 and 1998 were 7,188,500.

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




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

Consolidated net income for the third quarter of 1999 was $1,270,000 compared to $401,000 for the third quarter of 1998.
Revenues of $40 million for the third quarter of 1999 were 5% higher than the third quarter of 1998.

For the first nine months of 1999, the Company produced net income of $3,275,000 compared to net income of $218,000 for the first nine months of 1998. Revenues for the first nine months of 1999 were 8% higher than the same period in 1998.

General and administrative expenses increased by 9% and 13%, respectively, for the third quarter and first nine months of 1999 as compared to the same periods in 1998. General and administrative expense for 1999 includes a second quarter write-off of $1.1 million of previously deferred costs for consultants engaged to analyze and develop potential strategic plans for the Company. For the third quarter and the first nine months of 1999, higher payroll costs, increased expense for outside consultants and write-offs of previously deferred costs were partially offset by reductions in pension and other postretirement expenses.

Interest expense was lower by over 40% for the third quarter and first nine months of 1999, compared to the same periods in 1998 due to lower average borrowings, lower average interest rates and a larger amount of interest capitalized in 1999 compared to 1998. Borrowings were lower in 1999 because of the retirement of certain debt in December 1998 and higher cash flows from operating activities during 1999.


Pineapple

Revenues from Pineapple operations were slightly higher for the third quarter of 1999 compared to the third quarter of 1998. For the first nine months of 1999, revenues were 3% higher than the same period in 1998. Pineapple operations produced an operating profit of $2 million for the third quarter of 1999 compared to $1.6 million for the third quarter of 1998. For the first nine months of 1999, the Pineapple segment reported operating profit of $5.3 million compared to $1.4 million for the first nine months in 1998.

These results primarily reflect higher average prices for canned pineapple in 1999, which more than offset lower case sales volume and higher average cost of sales per case. Higher average prices in 1999 were largely the result of a lower volume of imports of canned pineapple products into the United States that began in late 1998. The lower volume of imports was caused by various factors including adverse weather in the Far East, which reduced the quality and quantity of pineapple available. More normal growing conditions are being experienced in the Far East and imports of canned pineapple products and competitive pressure on prices increased during the third quarter of 1999.

In late July 1999, the United States Court of Appeals for the Federal Circuit reversed the decision of the United States Court of International Trade (USCIT) on the Company's 1994 antidumping petition against canned pineapple fruit from Thailand. The USCIT decision if upheld, would have substantially reduced the duties currently being imposed. The Appeals Court decision, in effect, affirms the existing duties on imports established by the Department of Commerce.

The Department of Commerce has begun its fourth annual review of the pineapple antidumping duties. The results of this review are important to the Company because a "Sunset Review" of the duties will take place in summer 2000. For a continuation of existing duties, the Company must convince the International Trade Commission during the Sunset Review that elimination of the duties will potentially cause injury to the Company. Elimination of the import duties could have a material adverse effect on the Company's operating results.


Resort

Revenues from the Company's Kapalua Resort segment were $10.1 million for the third quarter of 1999 compared to $8.5 million for the third quarter of 1998. For the first nine months of 1999, Resort revenues were $32.9 million compared to $27.9 million for the first nine months of 1998. The operating profit from the Resort was $799,000 for the third quarter of 1999 compared to $131,000 for the third quarter of 1998. For the first nine months of 1999, Resort operating profit was $3.6 million compared to $2.5 million for the first nine months of 1998. Approximately 36% of the increase in revenues for the first nine months of 1999 was due to tournament operations fees received as a result of hosting the Mercedes Championships held in January of 1999. Costs and expenses to host the tournament more than offset the tournament operations fees and were charged primarily to marketing expense in the first quarter of 1999. Higher Resort marketing expense is largely the reason for the increase in consolidated Shipping and Marketing expenses for the first nine months of 1999 compared to the same period in 1998.

The increase in revenues and operating profit in the third quarter and first nine months of 1999 were primarily attributable to improved results from golf, retail, villa rental operations and the hotel ground leases. Higher average green fees, an increase in the number of paid rounds of golf, increased merchandise sales volume and higher room occupancies throughout Kapalua Resort contributed to the improved results.

Construction of 14 single-family lots in Plantation Estates Phase II began the first week in November and is expected to be completed during the first quarter of 2000. Sales contracts have been executed for 13 of the lots. For sales that close prior to completion of construction, the Company will recognize profit on a percentage-of-completion method. Construction cost for this project will be funded with the proceeds of lot sales.

Commercial & Property

Revenues from the Commercial & Property segment was $1.2 million for the third quarter of 1999 compared to $1 million for the third quarter of 1998. For the first nine months of 1999 Commercial & Property revenues of $3.2 million were $28,000 higher than the same period in 1998. Increased revenues in the third quarter of 1999 was the result of a land sale in September of 1999. The segment generated an operating loss of $76,000 for the third quarter of 1999 compared to $59,000 for the third quarter of 1998. For the first nine months of 1999 the operating loss from this segment was $457,000 compared to $459,000 for the first nine months of 1998.

The Company's loss from its investment in Kaahumanu Center was $251,000 for the third quarter of 1999 compared to $198,000 for the third quarter of 1998. For the first nine months of 1999 the Company's loss from Kaahumanu Center was $720,000 compared to $849,000 for the first nine months of 1998. Higher employment costs as a result of increased personnel and wage increases were primarily responsible for the lower results for the third quarter. Improved results for the first nine months of 1999 was attributable to lower bad debt expense.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

Total debt including capital leases was $36.2 million at September 30, 1999, compared to $26.3 million at December 31, 1998. The increase in outstanding debt at the end of September primarily reflects the seasonal investment in finished goods inventory from the pineapple canning season that peaks in September, cash outflows for capital expenditures and reduced cash flows from accounts receivable. A large part of the increase in consolidated accounts and notes receivable reflects the normal pattern of pineapple sales activity during the third quarter.

Outstanding debt is expected to decrease in the last quarter of the year as pineapple inventory levels are reduced by sales. Unused short- and long-term lines of credit available to the Company at September 30, 1999, including the $15 million development line of credit for construction of the Village Clubhouse and Kapalua Golf Academy, totaled $23.9 million.

Expenditures for fixed assets and deferred development costs are estimated to be approximately $22.5 million in 1999. This amount includes approximately $10.6 million for the clubhouse and golf academy at Kapalua and approximately $7.6 million for replacement of existing equipment and facilities for Pineapple and Resort operations.

In November 1999, Kapalua Coconut Grove LLC expects to conclude a 24 month $33 million interim construction financing loan for the construction of 36 luxury beachfront condominiums on the parcel adjacent to the Kapalua Bay Hotel. The Company, as a 50% member of the limited liability company, will under certain circumstances be required to guarantee a portion of the construction loan. Presales of the project began in August 1999 and mass grading and site work began in November 1999.

Year 2000

All of the Company's business critical information technology and non-information technology systems have been reviewed and to the extent necessary successfully modified and tested for the Year 2000 capability. Testing and monitoring to maintain Year 2000 readiness and programming of non-critical Year 2000 issues will continue through the first quarter of 2000.

It is anticipated the Company's Information Services personnel will spend approximately 50% of their time on continued testing and monitoring and on non-critical Year 2000 programming issues during the last quarter of 1999 and the first quarter of 2000.

The Company initiated correspondence with vendors, suppliers and trading partners during 1998 and through the first quarter of 1999 to assess risk of business interruption by noncompliance of third parties. The Company received responses from all of those businesses whose noncompliance would have a material impact on the Company. The responses indicate that these companies' data processing systems would all be compliant by September 30, 1999.

Substantially all program modifications, upgrade installations and testing was performed by the Company's Information Services personnel. The Company does not separately track internal costs incurred for Year 2000 issues. Such costs are principally payroll and related costs for the Company's Information Services personnel. The Company has incurred approximately $250,000 of external costs for Year 2000 compliance to date. Based on current information, no material future expenditures have been identified.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations for continuation of the pineapple antidumping duties, pricing of pineapple, reduction of debt, the development of Plantation Estates Phase II and Kapalua Coconut Grove, Year 2000 readiness and other matters. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Form 10-K filing with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. During the second quarter of 1999, the Company's conversion of its $15 million bridge loan into a term loan did not have a material impact on the Company's market risk exposure due to changes in interest rates. There were no other material changes to the Company's market risk exposure during the first nine months of 1999.


PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Chemical Litigation
On August 31, 1999, a Settlement Agreement and Release of All Claims (the "Settlement Agreement") was executed among the Defendants and the County of Maui in Board of Water Supply of the County of Maui vs. Shell Oil Company, et al. (the "DBCP Litigation"). The Defendants include Dow Chemical Company ("Dow"), Occidental Chemical Corporation, Occidental Petroleum Corporation (collectively "Occidental"), Shell Oil Company, AMVAC Chemical Corporation, American Vanguard Corporation, Brewer Environmental Industries, LLC, and as Third Party Defendants, Maui Pineapple Company, Ltd. and Maui Land & Pineapple Company, Inc. ("the Company"). Under the Settlement Agreement, the Defendants as a group agreed to pay $3,000,000 in cash for the installation of a charcoal filter system for one water well, the temporary installation of a charcoal filter system for two water wells, and other related costs. The Company's portion of this cash payment as detailed in following paragraphs is $450,000.
The Defendants also agreed to pay 100% of the capital costs to install charcoal filter systems and to pay ongoing operational and maintenance costs on four other water wells specified in the Settlement Agreement in the event that water from these wells consistently contains levels of DBCP exceeding certain specified levels and the water from the wells is needed by the County. In addition, the Defendants have agreed to pay 90% of the capital costs to install charcoal filter systems and to pay ongoing operation and maintenance costs for wells that may be acquired by or that may be drilled by the County if water from these wells consistently contain levels of DBCP exceeding specified levels and the water from these wells is needed for use by the County. There are procedures in the Settlement Agreement under which the Defendants can attempt to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Defendants are obligated to pay for these capital costs and operation and maintenance costs through December 1, 2039, and the obligation is limited to a maximum of fifty wells. The liability of the Defendants under the Settlement Agreement is joint and several.

The Settlement Agreement requires the Defendants to post as security for their obligations a letter of credit in the amount of $20,000,000, and to maintain the letter of credit, subject to possible reductions in amount by virtue of payments, for the forty-year term of the Settlement Agreement. In the event that a claim for payment by the County is not paid on a timely basis or in the event that the letter of credit is not renewed by the Defendants on a timely basis, the County may draw against the letter of credit. The letter of credit is issued on behalf of Dow in accordance with the terms of a Contribution Agreement, referenced below. The County has released Defendants from all liability to the County for DBCP affecting County water wells on the island of Maui. In addition, the Company has released potential claims against the County for past transfers of land to the County for well sites and for potential rental claims for property upon which wells are situated.

Also on August 31, 1999, a Compromise and Settlement Agreement
(the "Contribution Agreement") was executed among the Defendants in the DBCP litigation. The Defendants agreed in the Contribution
Agreement to share in various proportions the liability for the settlement of the DBCP litigation referenced above. The Company and Occidental agreed to pay in cash a total of $600,000 of the $3,000,000 cash payment and to each bear 11.25% of all future costs under the Settlement Agreement. By virtue of an additional agreement between the Company and Occidental (referenced in the Company's
Form 10-Q for the quarter ended June 30, 1999) the Company agreed to pay 75% of the cash costs (or $450,000 of the $600,000). The
Company also agreed to pay an additional $100,000 directly to Occidental in reimbursement of certain legal costs and to pay one-half of Occidental's obligations for future costs. With respect to future costs, this means the Company is required to pay a total of 16.875% of the future costs under the Settlement Agreement.
Under the Contribution Agreement, each of the Defendants agreed to fund their respective proportion of the obligations under the Settlement Agreement. In the event any of the Defendants fails to do so, then the remaining Defendants must fund the defaulting defendant's deficiency in order to avoid a potential default under the Settlement Agreement. Also under the Contribution
Agreement, Dow has agreed to obtain the $20,000,000 letter of credit required by the Settlement Agreement on behalf of all the Defendants, which will each share in their respective proportion of the cost of the letter of credit. In addition, in the event that the letter of credit is drawn upon, either in whole or in part, each Defendant is required to pay to Dow its proportionate share of the drawing. The Contribution Agreement releases all claims of the Defendants against each other for contribution with respect to claims raised in the DBCP litigation.

There has been no change to the Hawaiian Insurance and Guaranty litigation referenced in Form 10-Q for the period ended June 30, 1999. The Company established a reserve in June 1999 of $250,000 against identifiable net liability arising out of the foregoing cases.


Item 4.   Submission of Matters to a Vote of Security-Holders

On August 23, 1999, a special meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of July 15, 1999, the record date of the special meeting, was 7,188,500.

The meeting was held to vote on the following proposal:

     Approval of the proposed acquisition by Stephen M. Case of 2,962,036 shares of Common Stock of the Company constituting approximately 41.2% of the outstanding shares of Common stock of the Company.

The results of the voting were as follows:

Shares voted for:                6,233,693
Shares voted against:               53,645
Shares abstained:                    7,890

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   27)  *Financial Data Schedule
          As of September 30, 1999 and for the nine months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





 November 12, 1999          /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)