Form 10-K
period 1999-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2000-03-24
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 1999

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

    Title of Each Class      Name of Each Exchange on Which Registered
Common Stock, without Par Value        American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value, as of February 3, 2000, of the voting stock held by nonaffiliates of the registrant:
$116,932,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at February 3, 2000
Common Stock, no par value              7,195,800 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 1999 Annual Report to
Security Holders.
Part III - Portions of Proxy Statement dated March 24, 2000.
Exhibit Index--pages 17 - 20.

PART I
Item 1.  Business

(a)  General
     Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company as well as its principal wholly owned subsidiaries, Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.
     The Company participates in joint ventures that are accounted for by the equity method. The most significant of these ventures is Kaahumanu Center Associates, the owner and operator of a regional shopping center.
     The industry segments of the Company are as follows:
          (1)  Pineapple - includes growing pineapple,
          canning pineapple in tinplated steel containers fabricated by the Company, production of pineapple juice and fresh cut pineapple products and marketing of canned pineapple products and fresh whole and fresh cut pineapple.
          (2) Resort - includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui.
          (3)  Commercial & Property - includes the
          Company's investment in Kaahumanu Center
          Associates, the Napili Plaza shopping center, and non-resort real estate development, rentals and sales. It includes the Company's land entitlement and land management activities.

(b)  Financial Information About Industry Segments
     The information set forth under Note 17 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 1999 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business
(1)  Pineapple
     Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two Company-operated plantations on Maui that provided approximately 94% of the fruit processed in 1999. The balance of fruit processed was purchased from an independent Maui grower. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery operates most of the year; however, over 50% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in the Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
     The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers.
     The Company sells fresh whole pineapple to retail and wholesale grocers in Hawaii and the continental United States. Since 1996, the Company has been test marketing various fresh cut pineapple products in Hawaii and on the U.S. West Coast. In 1999, the Company introduced fresh cut pineapple wedges and chunks in plastic containers to markets in the continental U. S., and a fresh pineapple salsa product in plastic containers to the Hawaii market and to certain stores in California.
     In 1999, the Company was granted a U.S. patent on its fresh cut pineapple technology, which enhances the quality of the product while extending the shelf life. The extended shelf life will allow the Company to set up local warehouse programs, thereby facilitating distribution to retailers.
     In 1997, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) entered into a joint venture with an Indonesian pineapple grower and canner.
The joint venture, Premium Tropicals International, LLC, markets and sells Indonesian canned pineapple in the United States.
Sales through this joint venture began in 1998.
     In 1999, Royal Coast Tropical Fruit Company, Inc. formed a 51%-owned pineapple production subsidiary in Central America. Pineapple cultivated in Central America will be sold principally as fresh whole fruit to the Company's customers in the United States and Europe.
     In 1999, approximately 20 domestic customers accounted for about 64% of the Company's pineapple sales. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 3.4%, 4.6% and 4.1% of total pineapple sales in 1999, 1998 and 1997, respectively. Sales to the U.S. government amounted to approximately 9.7%, 10.2% and 12.9% of total pineapple sales in 1999, 1998 and 1997, respectively. The Company's pineapple sales office is in Concord, California.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental U.S. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple is shipped by air or by ocean transportation.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are two U.S. companies, Dole Food Company, Inc. and Del Monte Food Co., which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the West Coast United States fresh fruit market and being the only U.S. canner of pineapple. Other canned fruits and fruit juices also are a source of competition. Generally, the price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
     The availability of water for irrigation is critical to the cultivation of pineapple. The East Maui area is commonly susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 78% of the fields in the Company's East Maui plantation (Haliimaile) are equipped with drip irrigation systems. Fields that are not drip irrigated are in areas that typically receive adequate rainfall. During periods of drought, Company-owned water sources could supply approximately 65% of the water for the Haliimaile plantation drip irrigation systems. After completion of a new water well that is currently being drilled, Company-owned water sources should be able to supply close to 100% of the water requirement for the Haliimaile plantation drip irrigation systems.
     For information regarding the antidumping petition and duties currently imposed on imports of canned pineapple fruit from Thailand, see Part I, Item 3. (A) of this report.
     For further information regarding Pineapple operations see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)  Resort
     Kapalua Resort is a master-planned golf resort community on Maui's northwest coast. The property encompasses 1,650 acres bordering the ocean with three white sand beaches and includes two hotels, seven residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and waste transmission utilities are included in the Resort. Approximately 300 acres are available for further development within the Kapalua Resort.
     Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's Resort segment. The Resort segment also includes the following wholly owned subsidiaries of the
Company: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua Resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; Kapalua Investment Corp., an investment holding company; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.), a general brokerage real estate company located within the Resort.
     The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The
Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and The Kapalua Bay Hotel), as well as the acreage available for development and various on-site administrative and maintenance facilities.
     The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides certain rights and privileges within the Resort for its members.
     In January 2000, the Kapalua Golf Academy and the Hale Irwin-designed Village Course practice facility opened. In July of 2000, the Village Course Clubhouse is expected to be completed. The clubhouse and golf academy development will include an 18-hole putting course and two commercial retail parcels. This development provides the foundation for the central resort master plan including a Town Center, resort spa and residential development.
     In the fourth quarter of 1999, the Company began construction of 14 single-family lots in the remaining acreage of Plantation Estates Phase II (see Note 3 to Consolidated Financial Statements). All of the lots were sold in 1999 and 12 closed escrow in November and December of 1999. Construction is expected to be substantially complete in the first quarter of 2000 and revenue on the closed sales is being recognized on the percentage-of-completion method.
     In 1997, the Company and an affiliate of Lend Lease Real Estate Investment, Inc. (Lend Lease), owner of The Kapalua Bay Hotel, formed a 50/50 joint venture, Kapalua Coconut Grove LLC, to develop a 12-acre parcel adjacent to the hotel. Lend Lease purchased a one-half interest in the land from the Company prior to formation of the venture. Presales of the 36 luxury beachfront condominiums, called The Coconut Grove on Kapalua Bay, began in August of 1999. Mass grading and site work began in the fourth quarter of 1999.
     In December 1999, the Company received a Special Management Area permit for a proposed 31 half-acre residential custom lot subdivision on Site 19. Final subdivision approval, a zoning change and Community Plan amendment for about three acres of the 20-acre site are still needed and are expected in May 2000. Lot sales are expected to close in the third quarter of 2000 with profits being recognized using the percentage-of-completion method.
     The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 1999, approximately 14% of the visitors to Maui were from the Eastbound market and 86% were from the Westbound market (mostly U.S. mainland). Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10% of the units available in West Maui and approximately 6% of the total inventory on Maui.
     Nationally televised professional golf tournaments have been a major marketing tool for Kapalua. Since January 1999, Kapalua has successfully hosted the Mercedes Championships, the season opening event for the PGA TOUR. The Company has, through the non-profit organization Kapalua Maui Charities, Inc., agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at Kapalua through January 2002. Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
     For further information regarding Resort operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)  Commercial & Property
     Kaahumanu Center is the largest retail and entertainment center on Maui with a gross leasable area (GLA) of approximately 573,000 square feet. Kaahumanu Center is owned by Kaahumanu Center Associates (KCA), a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. On December 31, 1999, 134 tenants occupied 98% of the available GLA. Kaahumanu Center faces substantial competition from other retail centers in Kahului and other areas of Maui. Kahului has approximately nine major shopping center destinations with a combined GLA of approximately 1.6 million square feet of retail space. Kaahumanu Center's primary competitors are the Maui Mall and the Maui Marketplace, both located within three miles of Kaahumanu Center.
     Napili Plaza is a 44,000 square foot retail and commercial office center located in West Maui. As of December 31, 1999, 18 tenants occupied 78% of the GLA. Napili Plaza faces competition from several retail locations in the Napili area, which have approximately 195,000 square feet of retail space.
     The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is the process of obtaining the required county, state and federal approvals to proceed with a planned development and use of a parcel of land, and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements.
     For further information regarding Commercial & Property operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)  Employees
     In 1999, the Company employed approximately 2,040 employees. Pineapple operations employed approximately 520 full-time and 960 seasonal or intermittent employees. Approximately 48% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 450 employees, of which approximately 14% were part-time employees and approximately 30% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 80 employees and approximately 30 employees were engaged in administrative activities.

(5)  Other Information
     The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $839,000 in 1999, $815,000 in 1998 and $601,000 in 1997.
     The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.
     The Company has a commitment relating to the filtration of water wells, as described in Part I, Item 3(B) of this report. The Company's share of the cost to maintain and operate the filtration systems for the existing wells and its share of the cost of the letter of credit has been estimated, and a reserve for this liability was recorded in 1999. Such amount did not have a material effect on the Company's financial statements for the year ended December 31, 1999. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore has not made a provision in its financial statements for such costs.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
     Export sales only arise in the Company's Pineapple segment.
Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years, these sales did not exceed 10% of total consolidated revenues.

Executive Officers of Registrant
     Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 2000 or at such time as their successors are elected.

Gary L. Gifford (52)     President and Chief Executive Officer
                         since 1995; Executive Vice
                         President/Resort 1987 to 1995.

Paul J. Meyer (52)       Executive Vice President/Finance since
                         1984.

Douglas R. Schenk (47)   Executive Vice President/Pineapple since
                         1995; Vice President/Pineapple 1993 to
                         1995.

Donald A. Young (52)     Executive Vice President/Resort since
                         1995; Executive Vice
                         President/Operations of Kapalua Land
                         Company, Ltd. 1992 to 1995.

Scott A. Crockford (44)  Vice President/Retail Property since
                         1995; General Manager of Kaahumanu
                         Center 1989 to 1995.

Warren A. Suzuki (47)    Vice President/Land Management &
                         Development since October 1995; Vice
                         President/Construction & Planning of
                         Kapalua Land Company, Ltd. from May 1995 to October 1995; Director of Project
                         Coordination of Kapalua Land Company,
                         Ltd. 1988 to May 1995.

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on Maui. Approximately 30% of the acreage is used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:
(1) a mortgage on the fee and leasehold interest in the 36-acre Ritz-Carlton Kapalua Hotel site, which secures a loan to the ground lessee for up to $65 million;
(2) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
(3) certain easements and rights-of-way that do not materially affect the Company's use of its property;
(4) a mortgage on approximately 4,400 acres used in pineapple operations, which secures the Company's $15 million term loan agreement;
(5) a mortgage on the three golf courses at Kapalua, which secures the Company's $15 million revolving credit and $15 million development line arrangement;
(6) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(7) a $4,807,000 mortgage on the fee interest in Napili Plaza shopping center; and
(8) a small percentage of the Company's land in various locations on which multiple claims exist, some of which the Company has initiated quiet title actions.
     Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in East Maui and approximately 28 acres are located in Kahului, Maui.
     The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes the Company's Honolua pineapple plantation, which uses approximately 3,600 acres in its operations and approximately 1,650 acres designated for the Kapalua Resort.
     The East Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 3,140 acres are in pineapple operations as the Company's Haliimaile plantation.
     The Kahului acreage includes offices, a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored.
     Approximately 3,500 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expired on December 31, 1999. The lease currently is being renegotiated for a minimum term of ten years. Fourteen leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $589,000 in 1999.

Item 3.   LEGAL PROCEEDINGS
A.  Antidumping Petition
     In June 1994, Maui Pineapple Company, Ltd. and the International Longshore and Warehouse Union filed an antidumping petition with the U.S. International Trade Commission (ITC) and the U.S. Department of Commerce (DOC). The petition alleged that producers of canned pineapple in Thailand were violating U.S. and international trade laws by selling their products in the U.S. at less than fair value, and that such sales were causing injury to the U.S. industry producing canned pineapple.
     In the second quarter of 1995, the DOC and the ITC completed their investigations concluding that unfair imports of canned pineapple from Thailand were causing material injury to the domestic industry. As a result of the affirmative findings of both the DOC and the ITC, antidumping duties were imposed on all imports of canned pineapple fruit from Thailand into the United States with cash duty deposits ranging up to 51%.
     The Thai respondents appealed the dumping calculations of DOC to the United States Court of International Trade (USCIT).
In November 1996, the USCIT remanded certain issues back to the DOC for recalculation. The Company strongly disagreed with the USCIT decision on one of the issues, which would substantially reduce the duties being imposed, and the Company and the DOC appealed the decision by the USCIT to the United States Court of Appeals for the Federal Circuit.
     In July 1999, the Court of Appeals reversed the decision of the USCIT, in effect affirming the existing duties on imports established by the DOC.

B.  Chemical Litigation
     In Board of Water Supply of the County of Maui v. Shell Oil Company, et al., Civil No. 96-0370 (Second Circuit Court, State of Hawaii), (the "DBCP Litigation") the County of Maui (the "County") sued several chemical manufacturers claiming that they were responsible for the presence of a nematocide commonly known as "DBCP" in certain water wells that the County maintains. One of those chemical manufacturers, Occidental Chemical Corporation
(OCC), claimed that Maui Land & Pineapple Company, Inc. and Maui Pineapple Company, Ltd. (the "Company") were required to indemnify OCC against the County's claims under the terms of a March 14, 1978 Agreement for Sale of DBCP between the Company and OCC. The Company rejected the OCC tender and the indemnification and, on November 13, 1997, filed a lawsuit against OCC, Maui Land & Pineapple Company, Inc. v. Occidental Chemical Corporation, Civil No. 97-0867 (Second Circuit Court, State of Hawaii), seeking judgment declaring that the Company has no obligation to indemnify OCC against the County's claims.
     The Company tendered the defense and indemnification of OCC's claims to its insurers, including Hawaiian Insurance & Guaranty Company, which has been liquidated by the State of Hawaii and is now known as HUI/Unico in Liquidation, Inc. ("HUI/Unico"). HUI/Unico agreed to defend the Company against OCC's claims under a reservation of the right to contest its obligation to do so. On September 2, 1997, HUI/Unico filed a lawsuit against the Company, Reynaldo D. Graulty, Insurance Commissioner of the State of Hawaii, in his capacity as Liquidator of HUI/Unico in Liquidation, Inc. v. Maui Land & Pineapple Company, Inc., Civil No. 97-3571-09 (First Circuit Court, State of Hawaii), seeking judgment declaring that HUI/Unico had no obligation to defend and indemnify the Company against OCC's claims.
     On August 31, 1999, a Settlement Agreement and Release of All Claims (the "Settlement Agreement") was executed among the Defendants in the DBCP Litigation and the County. The Defendants include OCC, Dow Chemical Company (DOW), Shell Oil Company, AMVAC Chemical Corporation, American Vanguard Corporation, Brewer Environmental Industries, LLC, and as Third Party Defendants, the Company. Under the Settlement Agreement, the Defendants as a group agreed to pay $3,000,000 in cash for the installation of a charcoal filter system for one water well, the temporary installation of a charcoal filter system for two water wells, and other related costs. The Company's portion of this cash payment, as detailed in the following paragraph, is $450,000. The Defendants also agreed to pay 100% of the capital costs to install charcoal filter systems and to pay ongoing operational and maintenance costs on four other water wells specified in the Settlement Agreement in the event that water from these wells consistently contains levels of DBCP exceeding certain specified levels and the water from the wells is needed by the County. In addition, the Defendants have agreed to pay 90% of the capital costs to install charcoal filter systems and to pay ongoing operation and maintenance costs for wells that may be acquired by or that may be drilled by the County if water from these wells consistently contain levels of DBCP exceeding specified levels and the water from these wells is needed for use by the County. There are procedures in the Settlement Agreement under which the Defendants can attempt to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Defendants are obligated to pay for these capital costs and operation and maintenance costs through December 1, 2039, and the obligation is limited to a maximum of 50 wells. The liability of the Defendants under the Settlement Agreement is joint and several.
     The Settlement Agreement requires the Defendants to post as security for their obligations a letter of credit in the amount of $20,000,000, and to maintain the letter of credit, subject to possible reductions in amount by virtue of payments, for the 40-year term of the Settlement Agreement. In the event that a claim for payment by the County is not paid on a timely basis or in the event that the letter of credit is not renewed by the Defendants on a timely basis, the County may draw against the then current letter of credit. The letter of credit is issued on behalf of Dow in accordance with the terms of a Contribution Agreement, referenced below. The County has released Defendants from all liability to the County for DBCP affecting County water wells on the island of Maui. In addition, the Company has released potential claims against the County for past transfers of land to the County for well sites and for potential rental claims for property upon which wells are situated. Board of Water Supply of the County of Maui v. Shell Oil Company, et al., Civil No. 96-0370 was dismissed on September 28, 1999.
     Also on August 31, 1999, a Compromise and Settlement Agreement (the "Contribution Agreement") was executed among the Defendants in the DBCP Litigation. The Defendants agreed in the Contribution Agreement to share in various proportions the liability for the settlement of the DBCP Litigation referenced above. The Company and OCC agreed to pay in cash a total of $600,000 of the $3,000,000 cash payment and to each bear 11.25% of all future costs under the Settlement Agreement. By virtue of the Occidental Agreement (described below), the Company paid 75% of this cash cost or $450,000 of the $600,000. With respect to future costs, under the Occidental Agreement, the Company will be required to pay a total of 16.875% of the future costs under the Settlement Agreement. Under the Contribution Agreement, each of the Defendants agreed to fund its respective proportion of the obligations under the Settlement Agreement. In the event any of the Defendants fails to do so, the remaining Defendants must fund the defaulting defendant's deficiency in order to avoid a potential default under the Settlement Agreement. Also under the Contribution Agreement, Dow has agreed to obtain the $20,000,000 letter of credit required by the Settlement Agreement on behalf of all the Defendants. Each will share in its respective proportion of the cost of the letter of credit. In addition, in the event that the letter of credit is drawn upon, either in whole or in part, each Defendant is required to pay to Dow its proportionate share of the drawing. The Contribution Agreement releases all claims of the Defendants against each other for contribution with respect to claims raised in the DBCP Litigation.
     On August 5, 1999, the Company entered into a settlement agreement with OCC (the "Occidental Agreement") in which the Company agreed to pay to OCC $100,000 for a release of liability for past, present and future attorneys' fees and costs in the DBCP Litigation and (i) 50% of OCC's share (up to a maximum of $300,000, subject to potential increase) of the negotiated cost of remediation of one existing well and the temporary drought treatment of two wells that are the subject of the DBCP Litigation and (ii) 50% of OCC's share of future capital, operation and maintenance costs associated with the remediation of future DBCP affected wells on Maui as such costs may become due and payable to the Board of Water Supply. In addition, the Company agreed to pay 50% of OCC's share of any liability in any future action brought against it by the County or any other person alleging property damage allegedly based on contamination of one or more water wells on Maui by DBCP, whether such liability is determined by settlement or by verdict, and pay 50% of OCC's attorneys' fees and costs and expenses incurred in the defense of such action.
     On December 22, 1999, the Company and HUI/Unico entered into a Release and Settlement Agreement under which the Company received $600,000 from HUI/Unico in December 1999, the Company released any right that it had to make any existing or future claims against HUI/Unico's insurance policies, and HUI/Unico's declaratory judgement action against the Company was dismissed on December 29, 1999.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.



PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
     The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 1999 Annual
Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 1999 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Maui Land & Pineapple Company, Inc. 1999 Annual Report is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
     "Market Risk" on page 24 of the Maui Land & Pineapple
Company, Inc. 1999 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated Financial
Statements" and "Notes to Consolidated Financial Statements" on pages 7 through 18 of the Maui Land & Pineapple Company, Inc.
1999 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
     None.



PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 24, 2000, is incorporated herein by reference.
     Information regarding the registrant's executive officers is included in
Part I, Item 1. Business.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive Compensation" on pages 9 through 13 and under the subcaption "Directors' Meetings and Committees" on page 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 24, 2000, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy
Statement, dated March 24, 2000, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation
Committee Interlocks and Insider Participation" on page 13 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March
24, 2000, is incorporated herein by reference.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements and Supplementary Data of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:

     Consolidated Balance Sheets, December 31, 1999 and 1998
     Consolidated Statements of Operations and Retained Earnings for the Years
        Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land &
Pineapple Company, Inc. and subsidiaries and the Independent
Auditors' Report is filed herewith:

     II.  Valuation and Qualifying Accounts for the Years Ended
          December 31, 1999, 1998 and 1997.

     (a)  3.   Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 17 to 20 of this Form 10-K.

     (b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     (d) The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 1999, 1998 and 1997 are filed as exhibits.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon, dated February 9, 2000 (February 24, 2000 as to Note
13). Such consolidated financial statements and report are included in your 1999 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 9, 2000

                                                                SCHEDULE II

                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      ADDITIONS
                         ADDITIONS    CHARGED
             BALANCE AT  CHARGED TO   TO OTHER                 BALANCE
             BEGINNING   COSTS AND    ACCOUNTS    DEDUCTIONS   AT END
DESCRIPTION  OF PERIOD   EXPENSES  (describe)(a) (describe)(b) OF PERIOD
                          (Dollars in Thousands)

Allowance for
 Doubtful Accounts
     1999       $  493     $  292       $   161     $(163)       $ 783

     1998          567        191             9      (274)         493

     1997          698         47            13      (191)         567



(a)  Recoveries.
(b)  Write off of uncollectible accounts.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MAUI LAND & PINEAPPLE COMPANY, INC.

March 24, 2000                By /S/ GARY L. GIFFORD
                                  Gary L. Gifford
                                 President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By   /S/ RICHARD H. CAMERON             Date    March 24, 2000
     Richard H. Cameron
     Chairman of the Board

By   /S/ PAUL J. MEYER                  Date    March 24, 2000
     Paul J. Meyer
     Executive Vice President/Finance
     (Principal Financial Officer)

By   /S/ TED PROCTOR                    Date    March 24, 2000
     Ted Proctor
     Controller & Assistant Treasurer
     (Principal Accounting Officer)

By   /S/ DANIEL H. CASE                 Date    March 24, 2000
     Daniel H. Case
     Director

By   /S/ DAVID A. HEENAN                Date    March 24, 2000
     David A. Heenan
     Director

By   /S/ RANDOLPH G. MOORE              Date    March 24, 2000
     Randolph G. Moore
     Director

By   /S/ CLAIRE C. SANFORD              Date    March 24, 2000
     Claire C. Sanford
     Director

By   /S/ FRED E. TROTTER III            Date    March 24, 2000
     Fred E. Trotter III
     Director

                        INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.      Articles of Incorporation and By-laws
3(i)*   Restated Articles of Association, as of February 24, 2000.
3(ii)   Bylaws (Amended as of March 29, 1999).  Exhibit (3ii) to
        Form 10-Q for the quarter ended March 31, 1999.

4.      Instruments Defining the Rights of Security Holders.
        Instruments defining the rights of holders of long-term debt have not been filed as exhibits where the amount of debt authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.1(i)  Amended and Second Restated Revolving Credit and
        Term Loan Agreement, dated as of December 4, 1998.
        Exhibit 4.1(i) to Form 10-K for the year ended December 31, 1998.
  (ii)* 1999 Loan Modification Agreement, dated as of December 30, 1999.

4.2(i)  Bridge Loan Agreement between Pacific Coast Farm
        Credit Services, ACA and Maui Land & Pineapple Company,
        Inc., dated December 30, 1998.  Exhibit 4.2(i) to Form
        10-K for the year ended December 31, 1998.
  (ii)  Term Loan Agreement between Pacific Coast Farm Credit
        Services and Maui Land & Pineapple Company, Inc., entered into as of June 1, 1999. Exhibit 4(A) to Form 10-Q for the quarter ended June 30, 1999.
 (iii)* Modifications to Term Loan Agreement, dated February 16, 2000.

10.     Material Contracts
10.1(i) Limited Partnership Agreement of Kaahumanu Center
        Associates, dated June 23, 1993.  Exhibit (10)A to Form
        10-Q for the quarter ended June 30, 1993.
   (ii) Cost Overrun Guaranty Agreement, dated June 28, 1993.
        Exhibit (10)B of Form 10-Q for the quarter ended
        June 30, 1993.
  (iii) Environmental Indemnity Agreement, dated June 28, 1993.
        Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
   (iv) Indemnity Agreement, dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
    (v) Direct Liability Agreement, dated June 28, 1993.
        Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
   (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
   vii) Conversion Agreement, dated April 27, 1995. Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
 (viii) Indemnity Agreement, dated April 27, 1995.
        Exhibit (10)D to Form 8-K, dated as of April 30, 1995.

10.2    Exhibits 10.2(i) to 10.2(xiv) relate to The Ritz-
        Carlton, Kapalua Hotel
    (i) Partnership Agreement; Development Agreement;
        Operating Agreement; Hotel Ground Lease; Supplemental
        Agreement; Construction Loan Agreement; Promissory
        Note; Real Property Mortgage; Leasehold Mortgage.
        Exhibit (10)A-I to Form 10-Q for the quarter ended
        September 30, 1990.
   (ii) Dissolution Agreement, dated October 31, 1995.
        Exhibit (10)A to Form 10-Q for the quarter ended
        September 30, 1995.
  (iii) First Mortgage, Security Agreement, Financing
        Statement and Assignment of Rentals covering the fee simple interest and the leasehold interest, securing a loan of $65,000,000, dated February 24, 1996. Exhibit
        10.4(iii) to Form 10-K for the year ended December 31, 1995.
   (iv) Subordination, Nondisturbance and Attornment
        Agreement (Ground Lessor), dated February 24, 1996.
        Exhibit 10.4(iv) to Form 10-K for the year ended
        December 31, 1995.
    (v) Hotel Ground Lease by and between Maui Land &
        Pineapple Company, Inc. (Lessor) and NI Hawaii Resort,
        Inc. (Lessee), effective January 1, 1996.  Exhibit 10.4(v) to
        Form 10-K for the year ended December 31, 1995.
   (vi) Amendment Relating to Off-Site Loan, dated January 9, 1996 and effective January 1, 1995. Exhibit 10.4(vi) to
        Form 10-K for the year ended December 31, 1995.
  (vii) Letter Agreement, dated January 1, 1996, Re:
        Nonrecourse Open Account For Off-Site Improvements.
        Exhibit 10.4(vii) to Form 10-K for the year ended
        December 31, 1995.
 (viii) Agreement with NI Hawaii Resort, Inc. (Ground
        Lease), dated January 9, 1996.  Exhibit 10.4(viii) to
        Form 10-K for the year ended December 31, 1995.
   (ix) Amendment and Restatement of Tennis Operating
        Agreement by and between Kapalua Land Company, Ltd.
        (Operator) and NI Hawaii Resort, Inc. (Owner), dated
        January 9, 1996. Exhibit 10.4(ix) to Form 10-K for the year ended December 31, 1995.
    (x) Assignment Agreement (Assignment of Amended and
        Restated Tennis Operating Agreement), dated January 9, 1996.
        Exhibit 10.4(x) to Form 10-K for the year ended December 31, 1995.
   (xi) Golf Course Use Agreement by and between Maui Land
        & Pineapple Company, Inc. and NI Hawaii Resort, Inc., dated January 9, 1996. Exhibit 10.4(xi) to Form 10-K for the year ended December 31, 1995.
  (xii) Memorandum of Understanding between Maui
        Hotels, Kapalua Investment Corp. and NI Hawaii Resort, Inc., effective October 31, 1995. Exhibit 10.4(xii) to Form 10-K for the year ended December 31, 1995.
 (xiii) Supplemental Agreement, entered into among Maui Hotels, Kapalua Investment Corp. and NI Hawaii
        Resort, Inc. as of February 15, 1996.  Exhibit 10.4(xiii) to
        Form 10-K for the year ended December 31, 1995.
  (xiv) Release of Real Property Mortgage, Security
        Agreement and Financing Statement, dated March 12, 1996.
        Exhibit 10.4(xiv) to Form 10-K for the year ended December 31, 1995.

10.3    Compensatory plans or arrangements
   (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
   (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
  (iii) Supplemental Executive Retirement Plan (effective as of
        January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.
   (iv) Restated and Amended Executive Change-In-Control
        Severance Agreement (Gary L. Gifford, President/CEO), dated as of March 16, 1999. Exhibit 10.3 (iv) to Form
        10-K for the year ended December 31, 1998.
    (v) Restated and Amended Executive Change-In-Control
        Severance Agreement (Paul J. Meyer, Executive Vice President/Finance), dated as of March 17, 1999.
        Exhibit 10.3 (v) to Form 10-K for the year ended
        December 31, 1998.
   (vi) Restated and Amended Executive Change-In-Control
        Severance Agreement (Donald A. Young, Executive Vice President/Resort), dated as of March 16, 1999. Exhibit 10.3 (vi) to Form 10-K for the year ended December 31, 1998.
  (vii) Restated and Amended Executive Change-In-
        Control Severance Agreement (Douglas R. Schenk,
        Executive Vice President/Pineapple), dated as of March 23, 1999.
        Exhibit 10.3 (vii) to Form 10-K for the year ended December 31, 1998.
 (viii) Restated and Amended Change-In-Control Severance Agreement
        (Warren A. Suzuki, Vice President/Land Management), dated as of March 16, 1999. Exhibit 10.3 (viii) to Form 10-K for the year ended December 31, 1998.
   (ix) Restated and Amended Change-In-Control Severance
        Agreement (Scott A. Crockford, Vice President/Retail
        Property), dated as of March 16, 1999. Exhibit 10.3 (ix) to
        Form 10-K for the year ended December 31, 1998.
    (x) Executive Severance Plan, as amended through
        November 6, 1998. Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998.

10.4(i) Hotel Ground Lease between Maui Land & Pineapple
        Company, Inc. and The KBH Company.  Exhibit (10)B to
        Form 10-Q for the quarter ended September 30, 1985.
   (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.5(i)*Settlement Agreement and Release of All Claims
        (Board of Water Supply of the County of Maui vs. Shell
        Oil Company, et al.)

11.     Statement re computation of per share earnings:
        Net Income (Loss) divided by weighted Average Common
        Shares Outstanding equals Net Income (Loss) Per Common
        Share.

13.*    Annual Report to Security Holders:  Maui Land &
        Pineapple Company, Inc. 1999 Annual Report.

21.     Subsidiaries of registrant:
        All of the following were incorporated in the State of Hawaii:
               Maui Pineapple Company, Ltd.
               Kapalua Land Company, Ltd.
               Kapalua Investment Corp.
               Kapalua Water Company, Ltd.
               Kapalua Waste Treatment Company, Ltd.
               Honolua Plantation Land Company, Inc.

27.*    Financial Data Schedule.  As of December 31, 1999
          and for the year then ended.

99.     Additional Exhibits.

99.1* Financial Statements of Kaahumanu Center Associates for the years ended December 31, 1999, 1998 and 1997.