Form 10-Q
period 2000-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2000-05-12
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       MARCH 31, 2000

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

        Class                      Outstanding at May 5, 2000
Common Stock, no par value              7,195,800 shares




              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES




                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 2000 (Unaudited) and December 31, 1999              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 2000 and 1999 (Unaudited)        4

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 2000 and 1999 (Unaudited)        5

Notes to Condensed Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk                                                           10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      10






PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  3/31/00     12/31/99
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  1,362    $   2,657
  Accounts and notes receivable                    12,795       15,098
  Inventories                                      24,150       16,925
  Other current assets                              4,847        4,779
    Total current assets                           43,154       39,459

Property                                          228,856      224,958
  Accumulated depreciation                       (126,447)   (123,982)
    Property - net                                102,409      100,976

Other Assets                                       13,473       12,952

Total                                             159,036      153,387

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   2,787        3,056
  Trade accounts payable                            8,733       12,492
  Other current liabilities                         9,328       10,987
    Total current liabilities                      20,848       26,535

Long-Term Liabilities
  Long-term debt and capital lease obligations     35,167       25,497
  Accrued retirement benefits                      23,277       23,204
  Equity in losses of joint venture                 9,171        8,944
  Other long-term liabilities                       2,656        2,361
    Total long-term liabilities                    70,271       60,006

Minority Interest in Subsidiary                       471          446

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Retained earnings                                54,991       53,945
    Stockholders' equity                           67,446       66,400

Total                                            $159,036    $ 153,387

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         3/31/00      3/31/99
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $24,138      $23,284
  Operating income                        10,391       10,164
  Other income                               246          199

Total Revenues                            34,775       33,647

Costs and Expenses
  Cost of goods sold                      15,719       14,742
  Operating expenses                       7,502        6,476
  Shipping and marketing                   4,217        5,764
  General and administrative               3,612        3,447
  Interest                                   468          491
  Equity in losses of joint ventures         218          149

Total Costs and Expenses                  31,736       31,069

Income Before Income Taxes                 3,039        2,578

Income Tax Expense                         1,094          954

Net Income                                 1,945        1,624

Retained Earnings, Beginning of Period    53,945       50,174
Cash Dividends                              (899)        (899)

Retained Earnings, End of Period          54,991       50,899

Per Common Share
  Net income                                 .27          .23
  Dividends                              $  .125       $ .125



See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Three Months Ended
                                         3/31/00       3/31/99
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
  Operating Activities                   $(4,345)     $  4,165

Investing Activities
  Purchases of property                   (5,405)       (2,674)
  Other                                       56          (322)

Net Cash Used in Investing Activities     (5,349)       (2,996)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (3,394)         (246)
  Proceeds from long-term debt            12,600            --
  Proceeds from short-term debt               67            --
  Dividend paid                             (899)         (899)
  Other                                       25            --

Net Cash Provided by (Used in)
  Financing Activities                     8,399        (1,145)

Net Increase (Decrease) in Cash           (1,295)           24

Cash and Cash Equivalents
  at Beginning of Period                   2,657         3,447

Cash and Cash Equivalents
  at End of Period                       $ 1,362      $  3,471

Supplemental Disclosure and Cash Flow Information: Interest (net of amounts capitalized) of $372,000 and $375,000 was paid during the three months ended March 31, 2000 and 1999, respectively. Income taxes of $626,000 and $277,000 were paid during the three months ended March 31, 2000 and 1999, respectively. Amounts included in accounts payable for additions to property and other investments totaled $1,800,000 and nil at March 31, 2000 and 1999, respectively.

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2000 and 1999.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2000 and 1999 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $795,000 and $783,000 at March 31, 2000 and December 31, 1999, respectively.

5. Inventories as of March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                           3/31/00    12/31/99

   Pineapple products
      Finished goods                       $10,524     $ 7,399
      Work in progress                       1,048         839
      Raw materials                          5,567       1,476
   Real estate held for sale                    21         577
   Merchandise, materials and supplies       6,990       6,634

   Total Inventories                       $24,150     $16,925

6.  Business Segment Information (in thousands):

                            Three Months Ended
                                 March 31
                           2000            1999
Revenues
  Pineapple           $   16,771      $   19,919
  Resort                  16,818          12,744
  Commercial & Property    1,175             923
  Other                       11              61
Total Revenues            34,775          33,647
Operating Profit (Loss)
  Pineapple                 (266)          1,843
  Resort                   4,093           1,658
  Commercial & Property      (38)           (215)
  Other                     (282)           (217)
Total Operating Profit     3,507           3,069
Interest Expense            (468)           (491)
Income Tax Expense        (1,094)           (954)
Net Income            $    1,945      $    1,624


7. Average common shares outstanding for the interim periods ended March 31, 2000 and 1999 were 7,195,800 and 7,188,500.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
Consolidated net income for the first quarter of 2000 was $1.9 million compared to $1.6 million for the first quarter of 1999.
Revenues of $34.8 million for the first quarter of 2000 exceeded the first quarter of 1999 by 3%.

General and administrative expenses increased by about 5% in the first quarter of 2000 compared to the first quarter of 1999 primarily due to wage increases and higher accruals for workers compensation claims. Partially offsetting these increases was a decrease in pension expenses principally reflecting favorable investment results.

Interest expense decreased by approximately 5% in 2000 because more interest was capitalized in 2000 as a result of construction activity at Kapalua Resort. The Company's average borrowings and interest rates were higher in the first quarter of 2000 compared to the first quarter of 1999.


Pineapple
Pineapple operations recorded an operating loss of $266,000 for the first quarter of 2000 compared to an operating profit of $1.8 million for the first quarter of 1999. Revenues for the first quarter of 2000 were 16% lower than the first quarter of 1999. The case volume of imports of canned pineapple products into the U.S. was lower in the first two months of 2000 than the same period in 1999; however, competitive pricing pressure in 2000 resulted in the Company's Pineapple segment realizing lower sales volume and lower average prices for canned pineapple in the first quarter of 2000 compared to the first quarter of 1999.

The fourth annual administrative review of duties on pineapple imports from Thailand has been delayed and the announcement of preliminary margins that was expected in April 2000 has been deferred to July 2000.

In April 2000 the U.S. Department of Commerce issued preliminary antidumping duty margins against Japanese producers of tin mill products. The Company manufacturers all of the cans that it uses to can pineapple at its Kahului cannery with tin-coated steel imported from Japan. The antidumping duty, if upheld in the final ruling, will increase the cost to the Company of tin-coated steel purchased from Japanese suppliers. The Company is presently soliciting bids for tin-coated steel from U.S. producers and other foreign producers, and any cost increase would affect the Company's 2000 cost of production.


Resort
The Kapalua Resort segment generated an operating profit of $4.1 million for the first quarter of 2000 compared to $1.7 million for the first quarter of 1999. Revenues of $16.8 million for the first quarter of 2000 were 32% higher than the same period in 1999. Recognition of profit on a percentage-of-completion method from real estate sales at Plantation Estates Phase II and improved results from golf operations, merchandise sales and hotel ground leases were responsible for the increase in operating profits and revenues. Paid rounds of golf, average green fees and room occupancies throughout the Resort increased in the first quarter of 2000 compared to the first quarter of 1999. The last two lots in Plantation Estates Phase II closed during the first quarter of 2000 and at March 31, 2000, current liabilities included approximately $1.4 million of deferred revenue related to Plantation Estates Phase II.

The primary reason for the decrease in consolidated shipping and marketing expenses for the first quarter 2000 compared to the first quarter 1999 was because of reduced expenses for the 2000 Mercedes Championships, which were absorbed by the Company. Such reduction was offset by a commensurate decrease in the tournament operations fee that is reflected in Resort revenue.


Commercial & Property
The operating loss from the Company's Commercial & Property segment decreased from $215,000 for the first quarter of 1999 to $38,000 for the first quarter of 2000. Revenues increased from $923,000 to $1,175,000 for the same periods. The improved results were attributable to improved operating results and increased electricity revenues from Kaahumanu Center.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

At March 31, 2000, total debt including capital leases was $38 million, an increase of $9.4 million from year-end 1999. The higher debt level was due primarily to increased pineapple inventories, expenditures for Plantation Estates Phase II and capital expenditures.

Outstanding debt is expected to continue to increase through most of the third quarter of 2000 because of a high amount of planned capital expenditures as well as anticipated construction of real estate inventories and the normal seasonality of pineapple operations that peaks in the third quarter. Unused short- and long-term credit facilities at the end of the first quarter of 2000 totaled $21.7 million, which is expected to be adequate to cover the Company's cash requirements.

Consolidated expenditures in 2000 for fixed assets and deferred development costs are estimated to be $24.8 million of which $7.7 million is for replacement of equipment and facilities for Pineapple and Resort operations.

In April 2000, the line of credit for Premium Tropicals
International, LLC, which is guaranteed by the Company, was raised from $3 million to $4 million.

The Company's information and non-information technology systems encountered no significant date-related problems since the year 2000 began. The Company anticipates that its Information Services personnel will spend approximately 5% of their time in 2000 to monitor business critical systems for any date-related problems that may occur during the year and through year-end 2000. No material future expenditures have been identified.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations regarding the volume of imports of canned pineapple into the United States in 2000, the adequacy of credit facilities, the affect on the cost of pineapple production of antidumping duties against Japanese tin mill producers and other matters. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no other material changes to the Company's market risk exposure during the first three months of 2000.

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (27) *Financial Data Schedule
          As of March 31, 2000 and for the three months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





    May 11, 2000            /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)