Form 10-Q
period 2000-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2000-08-08
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 2000

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

        Class                    Outstanding at August 1, 2000
Common Stock, no par value              7,195,800 shares

              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES




                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 2000 (Unaudited) and December 31, 1999               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 2000 and 1999 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 2000 and 1999 (Unaudited)           5

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 2000 and 1999 (Unaudited)           6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 4.  Submission of Matters to a Vote of Security-Holders   13

Item 6.  Exhibits and Reports on Form 8-K                      13

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  6/30/00     12/31/99
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    674    $   2,657
  Accounts and notes receivable                    11,061       15,098
  Inventories                                      27,032       16,925
  Other current assets                              4,372        4,779
    Total current assets                           43,139       39,459

Property                                          232,804      224,958
  Accumulated depreciation                       (128,878)    (123,982)
    Property - net                                103,926      100,976

Other Assets                                       13,752       12,952

Total                                             160,817      153,387

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
   and capital lease obligations                    2,435        3,056
  Trade accounts payable                            5,626       12,492
  Other current liabilities                         7,615       10,987
    Total current liabilities                      15,676       26,535

Long-Term Liabilities
  Long-term debt and capital lease obligations     41,542       25,497
  Accrued retirement benefits                      23,298       23,204
  Equity in losses of joint venture                 9,434        8,944
  Other long-term liabilities                       2,669        2,361
    Total long-term liabilities                    76,943       60,006

Minority Interest in Subsidiary                       452          446

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                55,291       53,945
    Stockholders' equity                           67,746       66,400

Total                                            $160,817    $ 153,387

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/00      6/30/99
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $21,135      $22,013
  Operating income                         9,405        8,032
  Other income                               381          326

Total Revenues                            30,921       30,371

Costs and Expenses
  Cost of goods sold                      14,341       13,776
  Operating expenses                       7,551        6,946
  Shipping and marketing                   3,845        3,603
  General and administrative               3,858        4,773
  Interest                                   738          401
  Equity in losses of joint ventures         226          268

Total Costs and Expenses                  30,559       29,767

Income Before Income Taxes                   362          604

Income Tax Expense                            62          223

Net Income                                   300          381

Retained Earnings, Beginning of Period    54,991       50,899

Retained Earnings, End of Period          55,291       51,280

Per Common Share
  Net income                             $   .04       $  .05



See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/00      6/30/99
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $45,273      $45,297
  Operating income                        19,796       18,196
  Other income                               627          525

Total Revenues                            65,696       64,018

Costs and Expenses
  Cost of goods sold                      30,060       28,518
  Operating expenses                      15,053       13,422
  Shipping and marketing                   8,062        9,367
  General and administrative               7,470        8,220
  Interest                                 1,206          892
  Equity in losses of joint ventures         444          417

Total Costs and Expenses                  62,295       60,836

Income Before Income Taxes                 3,401        3,182

Income Tax Expense                         1,156        1,177

Net Income                                 2,245        2,005

Retained Earnings, Beginning of Period    53,945       50,174
Cash Dividends                              (899)        (899)

Retained Earnings, End of Period          55,291       51,280

Per Common Share
  Net income                                 .31          .28

  Dividends                              $  .125       $ .125


See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                         6/30/00       6/30/99
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
 Operating Activities                   $(6,230)     $    7,852

Investing Activities
  Purchases of property                   (9,988)        (7,027)
  Proceeds from disposal of property         112            122
  Contributions to joint ventures             --           (300)
  Increases in deferred costs and other     (279)        (1,462)

Net Cash Used in Investing Activities    (10,155)        (8,667)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (4,080)          (954)
  Proceeds from long-term debt            19,300            932
  Proceeds from short-term debt               75            273
  Dividend paid                             (899)          (899)
  Other                                        6            270

Net Cash Provided by (Used in)
  Financing Activities                    14,402           (378)

Net Decrease in Cash                      (1,983)        (1,193)

Cash and Cash Equivalents
  at Beginning of Period                   2,657          3,447

Cash and Cash Equivalents
  at End of Period                       $   674       $  2,254

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,054,000 and $844,000 was paid during the six months ended June 30, 2000 and 1999, respectively.
Income taxes of $1,622,000 and $1,036,000 were paid during the six months ended June 30, 2000 and 1999, respectively.

See accompanying Notes to Condensed Financial Statements.

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2000 and 1999.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $748,000 and $783,000 at June 30, 2000 and December 31, 1999, respectively.

5. Inventories as of June 30, 2000 and December 31, 1999 were as follows
  (in thousands):

                                           6/30/00    12/31/99

   Pineapple products
      Finished goods                       $14,516     $ 7,399
      Work in progress                       1,092         839
      Raw materials                          3,385       1,476
   Real estate held for sale                   804         577
   Merchandise, materials and supplies       7,235       6,634

   Total Inventories                       $27,032     $16,925

6.  Business Segment Information (in thousands):

                     Three Months Ended          Six Months Ended
                          June 30                    June 30
                         2000      1999           2000      1999
  Revenues
    Pineapple        $ 17,692  $ 19,249       $ 34,463  $ 39,168
    Resort             11,762    10,057         28,580    22,801
    Commercial
     & Property         1,222     1,031          2,397     1,954
    Other                 245        34            256        95
  Total Revenues       30,921    30,371         65,696    64,018

  Operating Profit (Loss)
    Pineapple            (784)    1,399         (1,050)    3,242
    Resort              1,983     1,101          6,076     2,759
    Commercial
     & Property           (84)     (166)          (122)     (381)
    Other                 (15)   (1,329)          (297)   (1,546)
  Total Operating Profit1,100     1,005          4,607     4,074
  Interest Expense       (738)     (401)        (1,206)     (892)
  Income Tax Expense      (62)     (223)        (1,156)   (1,177)

  Net Income         $    300  $    381       $  2,245  $  2,005


7. Average common shares outstanding for the interim periods ended June 30, 2000 and 1999 were 7,195,800 and 7,188,500, respectively.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
The Company reported consolidated net income of $300,000 for the second quarter of 2000 compared to $381,000 for the second quarter of 1999. For the first half of 2000 the Company's net income was $2,245,000 compared to $2,005,000 for the first half of 1999. Consolidated revenues were $30.9 million and $65.7 for the second quarter and first half of 2000, respectively, compared to $30.4 million and $64 million for the second quarter and first half of 1999, respectively.

General and administrative expenses were lower in the second quarter and first half of 2000 by $915,000 and $750,000, respectively, compared to the same periods in 1999. These expenses were lower in 2000 primarily because in 1999 the Company wrote off $1.1 million of deferred costs for consultants who were engaged to analyze and develop strategic plans for the Company. Pension and post retirement expenses also decreased in 2000 primarily because of an increase in the discount rate and favorable investment returns on the pension plan assets. Partially offsetting these cost reductions were increased employment related expenses.

Interest expense increased by 84% and 35%, respectively, in the second quarter and first half of 2000 compared to the same periods in 1999. The increases were primarily due to higher average borrowings and higher interest rates in 2000. Part of the expense increase was offset by interest capitalized in 2000 on major construction projects, in particular the Kapalua Village Course Clubhouse and Plantation Estates Phase II subdivision.

Pineapple
The Pineapple segment incurred operating losses of $784,000 and $1,050,000 in the second quarter and first half of 2000, respectively, compared to operating profits of $1,399,000 and $3,242,000 in the comparable periods of 1999. Revenues of $17.7 million and $34.5 million for the second quarter and first half of 2000, respectively, were 8% and 12% lower than the same periods last year. The overall case volume of imports of canned pineapple products into the U.S. was lower in the first five months of 2000 compared to the same period in 1999. However, an increase in imports by the Company's principal U. S. competitors, combined with aggressive pricing and promotional activity has resulted in the Company's Pineapple segment realizing lower case sales volume and lower average prices for canned pineapple products.

Preliminary results of the fourth annual administrative review of duties on pineapple imports from Thailand covering the period from July 1, 1998 to June 30, 1999, were released by the Department of Commerce on August 1, 2000. The nine Thai pineapple companies reviewed were found to have lower dumping margins than those currently being assessed.

The Department of Commerce recently initiated the proceedings for the "sunset review" of antidumping duties on imports of canned pineapple products from Thailand. This review is expected to take approximately one year. If a ruling is made to keep the antidumping duties in place, they will be renewed for an additional five years.

In June 2000, the Department of Commerce issued a final determination concluding that tin mill products from Japan are being, or are likely to be, sold in the U.S. at less than fair value. The final determination specifically excludes from duties tin-coated steel with the specifications used by the Company to make cans. The exclusion was made as a result of requests by the Company and by other interested parties.

Resort
Kapalua Resort produced an operating profit of $1,983,000 in the second quarter of 2000 compared to $1,101,000 in the second quarter of 1999. For the first half of 2000 Kapalua had an operating profit of $6,076,000 compared to $2,759,000 for the same period a year ago. Revenues for the second quarter and first half of 2000 increased by 17% and 25%, respectively, compared to the same periods in 1999.

Real estate sales accounted for approximately 20% and 30% of Resort operating profit for the second quarter and first half of 2000, respectively. There was no profit from real estate sales for the comparable periods in 1999.

Higher occupancies at the hotels and villas in the Kapalua Resort and higher average green fees also contributed to the improved
Resort operating results for the second quarter and first half of 2000.

On a consolidated basis, lower shipping and marketing expense for the first half of 2000 was largely the result of the Company absorbing a reduced amount of expense for the 2000 Mercedes Championships. Such reduction was offset by a similar decrease in the tournament operations fee that is reflected in consolidated operating revenue for the same period.

All 36 luxury beachfront condominiums under construction by the Company's joint venture with Lend Lease Real Estate Investment Inc., called The Coconut Grove on Kapalua Bay are now under binding sales contracts. Sales are anticipated to close beginning in the first quarter of 2001 as construction of the buildings is completed and title is delivered to the buyers. The Company has obtained the necessary zoning and entitlements for construction of the 31 half-acre residential lot subdivision on Site 19, and is presently awaiting final subdivision approval from the County of Maui. Sales are expected to begin in October 2000 after State and Federal registrations are completed. The Company does not expect to record profits from this project until 2001.

Commercial & Property
The Commercial & Property segment produced operating losses of $84,000 and $122,000 for the second quarter and first half of 2000, respectively, compared to $166,000 and $381,000 for the same periods in 1999. Revenues increased by $191,000 and $443,000 for the second quarter and the first half of 2000, respectively, compared to the same periods in 1999. Increased revenues and lower operating losses were due to improved operating results and increased electricity revenues from Kaahumanu Center.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At June 30, 2000, total debt including capital leases was $44 million, an increase of $15.4 million from year-end 1999. The increase in debt was primarily due to negative cash flows from operating activities and to capital expenditures. Increased pineapple inventories reflecting the seasonal pineapple canning activity coupled with lower sales volume, and expenditures for construction of Plantation Estates Phase II were largely responsible for the negative operating cash flows. Cash flow from operating activities is expected to improve after the pineapple canning season peaks in the third quarter. At the end of the second quarter of 2000, the Company had $15 million in unused short- and long-term credit facilities available. These credit facilities and operating cash flows are expected to be sufficient to finance the Company's remaining cash requirements in 2000.

Consolidated expenditures in 2000 for fixed assets and deferred development costs are expected to approximate $21.9 million of which $8 million is for replacement of equipment and facilities for Pineapple and Resort operations. Capital expenditures for 2000 includes $7.3 million for construction of the Village Course Clubhouse, which is expected to be completed by the end of August 2000 and the Kapalua Golf Academy that opened in January 2000.
In July 2000, the Company's Board of Directors approved $3.1 million for an integrated accounting and information technology system. Installation and implementation of the system will begin in August 2000 and is expected to take approximately one year. Capital expenditures for 2000 include $1.5 million of the cost for this project.

The Company's information and non-information technology systems encountered no significant date-related problems since the year 2000 began. The Company anticipates that its Information Services personnel will spend approximately 5% of their time in 2000 to monitor business critical systems for any date-related problems that may occur during the year and through year-end 2000. No material future expenditures for date-related problems have been identified.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations regarding the adequacy of credit facilities, the closing of lot sales at The Coconut Grove on Kapalua Bay and sale of lots at Site 19. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first six months of 2000.

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

Chemical Litigation - On July 10, 2000, Maui Land & Pineapple
Company, Inc. v. Occidental Chemical Corporation, civil No. 97-
0867 (Second Circuit Court, State of Hawaii) was dismissed without prejudice.

Item 4.   Submission of Matters to a Vote of Security-Holders

On April 26, 2000, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 1, 2000, the record date of the annual meeting, was 7,195,800.

The results of the voting were as follows:

Election of Class One Directors for a three-year term:
                                Shares Voted For  Shares Withheld

Randolph G. Moore                6,417,785            18,735
Fred E. Trotter, III             6,410,480            26,040

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 2000:

Shares voted for:                6,425,388
Shares voted against:                1,503
Shares abstained:                    9,629

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
   (4)    Instruments Defining the Rights of Security Holders
          *A.  2000 Loan Modification Agreement effective as of
               June 30, 2000.

   (27)   Financial Data Schedule
          *As of June 30, 2000 and for the six months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
     The Company filed no reports on Form 8-K for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





   AUGUST 7, 2000           /S/ PAUL J. MEYER
      Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)