Form 10-Q
period 2000-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2000-11-13
CIK 63330

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 2000

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

        Class                   Outstanding at November 1, 2000
Common Stock, no par value              7,195,800 shares



              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  September 30, 2000 (Unaudited) and December 31, 1999          3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 2000 and 1999 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 2000 and 1999 (Unaudited)     5

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 2000 and 1999 (Unaudited)     6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      13




PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  9/30/00     12/31/99
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  1,079    $   2,657
  Accounts and notes receivable                    19,541       15,098
  Inventories                                      27,957       16,925
  Other current assets                              4,315        4,779
    Total current assets                           52,892       39,459

Property                                          237,898      224,958
  Accumulated depreciation                       (130,880)   (123,982)
    Property - net                                107,018      100,976

Other Assets                                       14,378       12,952

Total                                             174,288      153,387

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   9,146        3,056
  Trade accounts payable                            8,868       12,492
  Other current liabilities                         8,892       10,987
    Total current liabilities                      26,906       26,535

Long-Term Liabilities
  Long-term debt and capital lease obligations     42,990       25,497
  Accrued retirement benefits                      23,246       23,204
  Equity in losses of joint venture                 9,784        8,944
  Other long-term liabilities                       2,635        2,361
    Total long-term liabilities                    78,655       60,006

Minority Interest in Subsidiary                       425          446

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                55,847       53,945
    Stockholders' equity                           68,302       66,400

Total                                            $174,288    $ 153,387

See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         9/30/00      9/30/99
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $28,279       $31,277
  Operating income                         8,595        8,077
  Other income                               321          305

Total Revenues                            37,195       39,659

Costs and Expenses
  Cost of goods sold                      19,675       21,592
  Operating expenses                       7,167        6,769
  Shipping and marketing                   4,511        4,484
  General and administrative               3,855        4,089
  Interest                                   808          457
  Equity in losses of joint ventures         327          237

Total Costs and Expenses                  36,343       37,628

Income Before Income Taxes                   852        2,031

Income Tax Expense                           296          761

Net Income                                   556        1,270

Retained Earnings, Beginning of Period    55,291       51,280

Retained Earnings, End of Period          55,847       52,550

Per Common Share
  Net income                             $   .08       $  .18



See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Nine Months Ended
                                         9/30/00      9/30/99
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $73,552       $76,574
  Operating income                        28,391       26,273
  Other income                               948          830

Total Revenues                           102,891       103,677

Costs and Expenses
  Cost of goods sold                      49,735       50,110
  Operating expenses                      22,220       20,191
  Shipping and marketing                  12,573       13,851
  General and administrative              11,325       12,309
  Interest                                 2,014        1,349
  Equity in losses of joint ventures         771          654

Total Costs and Expenses                  98,638       98,464

Income Before Income Taxes                 4,253        5,213

Income Tax Expense                         1,452        1,938

Net Income                                 2,801        3,275

Retained Earnings, Beginning of Period    53,945       50,174
Cash Dividends                              (899)        (899)

Retained Earnings, End of Period          55,847       52,550

Per Common Share
  Net income                                 .39          .46

  Dividends                              $  .125       $ .125


See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Nine Months Ended
                                         9/30/00       9/30/99
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
   Operating Activities                  $(9,214)   $    1,331

Investing Activities
  Purchases of property                  (14,813)      (10,713)
  Proceeds from disposal of property         199           418
  Distributions from (Contributions to)
    joint ventures                            46          (575)
  Increases in deferred costs and other     (326)       (1,979)

Net Cash Used in Investing Activities    (14,894)      (12,849)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (4,745)       (1,726)
  Proceeds from long-term debt            28,100        11,131
  Proceeds from short-term debt               95           498
  Dividend paid                             (899)         (899)
  Other                                      (21)          339

Net Cash Provided by Financing Activities 22,530         9,343

Net Decrease in Cash                      (1,578)       (2,175)

Cash and Cash Equivalents
  at Beginning of Period                   2,657         3,447

Cash and Cash Equivalents
  at End of Period                       $ 1,079      $  1,272

Supplemental Disclosure and Cash Flow Information - Interest (net of amounts capitalized) of $1,747,000 and $1,235,000 was paid during the nine months ended September 30, 2000 and 1999, respectively. Income taxes of $1,622,000 and $1,493,000 were paid during the nine months ended September 30, 2000 and 1999, respectively.

See accompanying Notes to Condensed Financial Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended September 30, 2000 and 1999.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $685,000 and $783,000 at September 30, 2000 and December 31, 1999, respectively.

5. Inventories as of September 30, 2000 and December 31, 1999 were as follows
  (in thousands):

                                          9/30/00      12/31/99

   Pineapple products
      Finished goods                       $16,037     $ 7,399
      Work in progress                       1,043         839
      Raw materials                          2,564       1,476
   Real estate held for sale                   774         577
   Merchandise, materials and supplies       7,539       6,634

   Total Inventories                       $27,957     $16,925

6.  Business Segment Information (in thousands):

                     Three Months Ended         Nine Months Ended
                        September 30               September 30
                         2000      1999           2000      1999
  Revenues
    Pineapple        $ 24,810  $ 28,337       $ 59,273  $ 67,505
    Resort             11,061    10,118         39,641    32,919
    Commercial
      & Property        1,302     1,201          3,699     3,155
    Other                  22         3            278        98
  Total Revenues       37,195    39,659        102,891   103,677

  Operating Profit (Loss)
    Pineapple             822     2,034           (228)    5,276
    Resort              1,317       799          7,393     3,558
    Commercial
      & Property         (171)      (76)          (293)     (457)
    Other                (308)     (269)          (605)   (1,815)
  Total Operating
    Profit              1,660     2,488          6,267     6,562
  Interest Expense       (808)     (457)        (2,014)   (1,349)
  Income Tax Expense     (296)     (761)        (1,452)   (1,938)

  Net Income         $    556  $  1,270       $  2,801  $  3,275


7. Average common shares outstanding for the interim periods ended September 30, 2000 and 1999 were 7,195,800 and 7,188,500, respectively.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
Consolidated net income for the third quarter of 2000 was $556,000 as compared to $1,270,000 for the third quarter of 1999.
Revenues of $37 million for the third quarter of 2000 were 6% lower than the third quarter of 1999.

For the first nine months of 2000 the Company produced consolidated net income of $2,801,000 compared to $3,275,000 for the first nine months of 1999. Revenues of $103 million for the first nine months of 2000 were lower by 1% than the same period in 1999.

General and administrative expenses were lower in the third quarter and first nine months of 2000 by $234,000 and $984,000, respectively, compared to the same periods in 1999. In 2000, the Company's pension and post retirement expenses decreased primarily because of an increase in the discount rate and favorable investment returns on the pension plan assets. These cost reductions were partially offset by increased employment-related expenses and expenses for the analysis and selection of an integrated accounting and information technology system which the Company will be implementing. In 1999 the Company wrote off $1.1 million of deferred costs for consultants who were engaged to analyze and develop strategic plans for the Company.

Interest expense was higher by 77% and 49%, respectively, in the third quarter and first nine months of 2000 compared to the same periods in 1999 due to higher average borrowings and higher interest rates in 2000. The higher interest expense was partially offset by interest capitalized in 2000 on major construction projects at the Company's Kapalua Resort.

Pineapple
Revenues from Pineapple operations were lower by 12% for the third quarter of 2000 and for the first nine months of 2000 compared to the same period in 1999. Pineapple operations produced an operating profit of $822,000 for the third quarter of 2000 as compared to $2,034,000 for the third quarter of 1999.
For the first nine months of 2000, the pineapple operations incurred an operating loss of $228,000 compared to an operating profit of $5,276,000 for the first nine months of 1999.

Lower operating profits are primarily the result of lower average prices and case sales volume. This is in part attributed to an increase in imports by the Company's principal U. S. competitors, combined with aggressive pricing and promotional activity. Promotional activity by the Company is anticipated to improve case sales volume in the last quarter of 2000, but results for 2000 are expected to continue to lag 1999.

The Department of Commerce released preliminary results of the fourth annual administrative review of antidumping duties on pineapple imports from Thailand covering the period from July 1, 1998 to June 30, 1999. The preliminary results found the nine Thai pineapple companies reviewed to have lower dumping margins than those reflected in the antidumping duties currently being assessed. A final determination is expected to be released by November 30, 2000.

Preliminary results of the "sunset review" released by the Department of Commerce indicate that the revocation of the antidumping duty on canned pineapple from Thailand would likely result in continued dumping by these companies. For a continuation of existing duties, the Company must convince the U.S. International Trade Commission that elimination of the duties will potentially cause injury to the domestic industry. The International Trade Commission is expected to meet in the first half of 2001 to determine whether or not the antidumping duties should be extended for another five years.

Resort
Revenues from the Company's Kapalua Resort operations were $11.1 million for the third quarter of 2000 compared to $10.1 million for the third quarter of 1999. For the first nine months of 2000, Resort revenues were $39.6 million compared to $32.9 million for the first nine months of 1999. The resort's operating profit was $1.3 million for the third quarter compared to $799,000 for the third quarter of 1999. For the first nine months of 2000, the resort's operating profit was $7.4 million compared to $3.6 million for the first nine months of 1999. Real estate sales accounted for 27% of Resort operating profit for the first nine months of 2000. There was no profit from real estate sales for the comparable period in 1999.

Kapalua's operating results overall benefited from increased room occupancies at the hotels and villas. Hotel ground lease rents also increased because of higher average room rates and rent percentage. Improved Kapalua Villa results were partially due to general excise tax refunds related to prior years. The opening of the Golf Academy earlier in the year and the Village Clubhouse in the third quarter also contributed to improved Resort revenues. Lower consolidated shipping and marketing expenses were largely the result of the Company absorbing a reduced amount of expenses relating to the Mercedes Championships for the first nine months of 2000. This reduction was offset by a similar decrease for the same period in the tournament operations fee that is recorded in Resort revenue.

The Company's joint venture with Lend Lease Real Estate Investment Inc., called The Coconut Grove on Kapalua Bay was formed to develop and sell 36 luxury beachfront condominiums.
The condominium units are scheduled for completion in April 2001. Sales are anticipated to close beginning in the first quarter of 2001 as construction of the buildings is completed and title is delivered to the buyers.

The Company received final County of Maui approval for the construction of the 31 half-acre residential lot subdivision called Pineapple Hills Estates (previously called Site 19).
State and Federal registrations have also been completed and the Company began sales of the project in November 2000. The Company expects to report profits from lot sales in 2001 with profits being accounted for using the percentage of completion method.

Commercial & Property
Revenue from the Commercial & Property segment was $1.3 million for the third quarter of 2000 compared to $1.2 million for the third quarter of 1999. For the first nine months of 2000, the segment reported revenues of $3.7 million compared to $3.2 million for the same period in 1999. The segment produced operating losses of $171,000 for the third quarter of 2000 compared to $76,000 for the third quarter of 1999. For the first nine months of 2000 the segment reported operating losses of $293,000 compared to $457,000 for the same period in 1999. Increased revenues were primarily due to improved tenant sales and improved operating results at Kaahumanu Center.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Total debt including capital leases was $52.1 million at September 30, 2000, compared to $28.6 million at December 31, 1999. The increase in outstanding debt was primarily due to negative cash flows from operating activities and capital expenditures. The seasonal increase in pineapple inventories because of pineapple canning activity during the summer, combined with lower pineapple sales volume, and expenditures for construction of Plantation Estates Phase II were largely responsible for the negative operating cash flows. Outstanding debt is expected to decrease in the last quarter of 2000 as pineapple inventory levels are reduced, accounts receivable are collected and sales of lots in the Pineapple Hill Estates subdivision are closed. Unused short and long-term lines of credit of $5.7 million were available to the Company at September 30, 2000. These credit facilities and fourth quarter operating cash flows are expected to be sufficient to finance the Company's remaining cash requirements in 2000.

Expenditures for fixed assets, real estate planning and other pre-development costs are expected to approximate $21.6 million in 2000. This amount includes $7.4 million for the construction and completion of the Village Course Clubhouse and Kapalua Golf Academy and $7.7 million for replacement of equipment and facilities for Pineapple and Resort operations. Capital expenditures in 2000 also include $1.5 million for the implementation and installation of an integrated accounting and information technology system.

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

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations regarding the adequacy of credit facilities and operating cash flows, pineapple promotional activities, the closing of condominium sales at The Coconut Grove on Kapalua Bay and the closing of lot sales at Pineapple Hill Estates. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first nine months of 2000.

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

   (27) Financial Data Schedule
          *As of September 30, 2000 and for the nine months then ended.

*Filed Herewith

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.



                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





 NOVEMBER 10, 2000          /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)