Form 10-K
period 2000-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2001-03-23
CIK 63330

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2000
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from 		to

               Commission file number   0-6510

	     MAUI LAND & PINEAPPLE COMPANY, INC.
   (Exact name of registrant as specified in its charter)

	    HAWAII			     99-0107542
(State or other jurisdiction	   (IRS Employer Identification
of incorporation or organization)	number)

120 KANE STREET, P. O. BOX 187, KAHULUI, MAUI, HAWAII	   96733-6687
(Address of principal executive offices)	           (Zip Code)

Registrant's telephone number, including area code     (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without Par Value		American Stock Exchange

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

	The aggregate market value, as of February 13, 2001, of the voting stock held by non-affiliates of the registrant: $157,588,000.

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class		       Outstanding at February 13, 2001
Common Stock, no par value			7,195,800 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 2000 Annual Report to Security
Holders.
Part III - Portions of Proxy Statement dated March 26, 2001.

Exhibit Index--pages 15 - 17.


PART I
Item 1. 	 BUSINESS

(a)	General
	Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company as well as its principal wholly owned subsidiaries, Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.
	The Company participates in joint ventures that are accounted for by the equity method. The most significant of these joint ventures is Kaahumanu Center Associates, the owner and operator of a regional shopping center.
	The industry segments of the Company are as follows:
	(1)	Pineapple - includes growing pineapple, canning
	pineapple in tinplated steel containers fabricated by the Company, production of pineapple juice and fresh cut pineapple products and marketing of canned pineapple products and
	fresh whole and fresh cut pineapple.
	(2)	Resort - includes the development and sale of resort
	real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui.
	(3)	Commercial & Property - includes the Company's
	investment in Kaahumanu Center Associates, the Napili Plaza shopping center, and non-resort real estate development, rentals and sales. It also includes the Company's land entitlement and land management activities.

(b)	Financial Information About Industry Segments
	The information set forth under Note 16 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 2000 Annual Report is incorporated herein by reference.

(c)	Narrative Description of Business
	(1)	Pineapple
		Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
		 Pineapple is cultivated on two Company-operated plantations on Maui that provided approximately 94% of the fruit processed in 2000. The balance of fruit processed was purchased from an independent Maui grower. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may also be harvested depending on a number of conditions.
		Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery is located in a foreign trade zone and operates most of the year; however, over 40% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in a Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
		The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers. The Company sells fresh whole pineapple and fresh cut pineapple products to retail and wholesale grocers in Hawaii and the continental United States. Research to develop new fresh cut and canned pineapple products is ongoing.
		In 1999, the Company was granted a U.S. patent on its fresh cut pineapple technology, which enhances the quality of the product while extending the shelf life.
	The extended shelf life allows the Company to set up local warehouse programs, thereby facilitating distribution to retailers.
		In 1997, Royal Coast Tropical Fruit Company, Inc.
	(a wholly owned subsidiary of Maui Pineapple Company, Ltd.) entered into a joint venture with an Indonesian pineapple grower and canner. The joint venture, Premium Tropicals International, LLC, markets and sells Indonesian canned pineapple in the United States.
		In 1999, Royal Coast Tropical Fruit Company, Inc. formed a 51%-owned pineapple production subsidiary in Central America. Pineapple cultivated in Central America is sold principally as fresh whole fruit to the Company's customers in the United States and Europe. Sales of the Company's Central American pineapple began in the fourth quarter of 2000.
		In 2000, approximately 20 domestic customers accounted for about 64% of the Company's pineapple sales. Export sales, primarily to Japan, Canada and Western
	Europe, amounted to approximately 3.3%, 3.4% and 4.6% of total pineapple sales in 2000, 1999 and 1998, respectively. Sales to the U.S. government, mainly the United States Department of Agriculture, amounted to approximately 12.3%, 9.7% and 10.2% of total pineapple sales in 2000, 1999 and 1998, respectively. The Company's pineapple sales office is in Concord, California.
		As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental U.S. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple is shipped by air or by ocean transportation.
		The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are three U.S. companies, Dole Food Company, Inc., Del
	Monte Food Co., and Del Monte Fresh Produce Company, which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the West Coast United States fresh fruit market and being the only U.S. canner of pineapple. Other canned fruits and fruit juices also are a source of competition. The price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
		The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area is commonly susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 83% of the fields in the Company's Upcountry Maui plantation (Haliimaile) are equipped with drip irrigation systems. Fields that are not drip irrigated are in areas that typically receive adequate rainfall. The Company's drip irrigation systems and Company controlled or operated water sources help to mitigate the effects of periodic drought conditions. However, during periods of prolonged drought, the water supply can drop below levels that are necessary to meet all of the Haliimaile plantation's water requirements.
		For further information regarding Pineapple operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

	(2)	Resort
		Kapalua Resort is a master-planned, golf resort community on Maui's northwest coast. The Resort encompasses 1,650 acres bordering the ocean with three white sand beaches and includes two hotels, eight residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and waste transmission utilities are included in the Resort's operating activities. Approximately 300 acres are available for further development within the Kapalua Resort.
		Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's Resort segment. The Resort segment also includes the following wholly owned subsidiaries of the Company: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua Resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.), a general brokerage real estate company located within the Resort.
		The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and Kapalua Bay Hotel), as well as the acreage available for development and various on-site administrative and maintenance facilities.
		The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides certain rights and privileges within the Resort for its members.
		In January 2000, the Kapalua Golf Academy and the Hale Irwin-designed Village Course practice facility opened for business. In August 2000, the Village Clubhouse was opened. The clubhouse and golf academy development include an 18-hole putting course and two commercial retail parcels. This development provides the commercial foundation for the central resort area. The current master plan includes a future Town Center, resort spa and additional residential development.
		In December 2000, 12 of the 31 lots in Pineapple Hill Estates single-family subdivision were sold and closed escrow. No revenue was recognized on these sales in 2000 as they are being recognized on the percentage-of-completion method. Construction of Pineapple Hill Estates subdivision improvements will begin in the first quarter of 2001 and is scheduled to be substantially completed during the fourth quarter of 2001.
		In the fourth quarter of 1999, the Company began construction of 14 single-family lots on the remaining acreage of Plantation Estates Phase II. All of the lots were sold in 1999 and 12 sales closed escrow in November and December of 1999. Construction of the subdivision improvements was substantially completed during the second quarter of 2000.
		In 1997, the Company and an affiliate of Lend
	Lease Real Estate Investment, Inc. (Lend Lease), owner of the Kapalua Bay Hotel, formed a 50/50 joint venture, Kapalua Coconut Grove LLC, to develop a 12-acre parcel adjacent to the hotel. Lend Lease purchased a one-half interest in the land from the Company prior to formation of the venture. Presales of the 36 luxury beachfront condominiums, called The Coconut Grove on Kapalua Bay, began in August of 1999 and sales contracts on all 36 units were concluded by the second quarter of 2000.
	Mass grading and site work began in the fourth quarter of 1999. Sales are expected to begin closing in the second quarter of 2001 as construction of the buildings is completed and title is transferred to the buyers.
		The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 2000, approximately 19% of the visitors to Maui were international travelers and 81% were domestic. Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10%
	of the units available in West Maui and approximately 6% of the total inventory on Maui.
		Nationally televised professional golf tournaments have been a major marketing tool for Kapalua. Since
	January 1999, Kapalua has successfully hosted the Mercedes Championships, the season opening event for the PGA TOUR. Through the non-profit organization, Kapalua Maui
	Charities, Inc., the Company has agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at Kapalua through January 2002 and is currently negotiating four year extensions of the agreements. Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
		For further information regarding Resort operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

	(3)	Commercial & Property
		Kaahumanu Center is the largest retail and entertainment center on Maui with a gross leasable area
	(GLA) of approximately 570,000 square feet. Kaahumanu Center is owned by Kaahumanu Center Associates (KCA), a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. As of December 31, 2000,
	131 tenants occupied 97% of the available GLA.  Kaahumanu
	 Center faces substantial competition from other retail
	centers in Kahului and other areas of Maui.  Kahului has
	approximately nine major shopping center destinations with a combined GLA of approximately 1.9 million square feet of retail space. Kaahumanu Center's primary competitors are the Maui Mall and the Maui Marketplace, both located within three miles of Kaahumanu Center.
		Napili Plaza is a 45,000 square foot retail and commercial office center located in West Maui. As of December 31, 2000, 19 tenants occupied 82% of the GLA. Napili Plaza faces competition from several retail locations in the Napili area, which have approximately 231,000 square feet of retail space.
		The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is a lenghty process of obtaining the required county, state and federal approvals to proceed with planned development and use of the Company's land and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements.
		For further information regarding Commercial & Property operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


	(4)	Employees
		In 2000, the Company employed approximately 1,890 employees. Pineapple operations employed approximately
	520 full-time and approximately 780 seasonal or intermittent employees. Approximately 57% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 480 employees, of which approximately 14% were part-time employees and approximately 29% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 80 employees and approximately 30 employees were engaged in administrative activities.

	(5)	Other Information
		The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $845,000 in 2000, $839,000 in 1999 and $815,000 in 1998.
		The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.
		The Company has a commitment relating to the filtration of water wells, as described in Note 13 to Consolidated Financial Statements. The Company's share of the cost to maintain and operate the filtration systems for the existing wells and its share of the cost of the letter of credit has been estimated and a reserve for this liability was recorded in 1999. The reserve recorded in 1999 and adjustments made thereto in 2000 did not have a material effect on the Company's financial statements for the years ended December 31, 2000 and 1999. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.

(d)	Financial Information About Foreign and Domestic Operations
	and Export Sales
	Export sales only arise in the Company's Pineapple segment. Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years, these sales did not exceed 10% of total consolidated revenues.


Executive Officers of Registrant
	Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 2001 or at such time as their successors are elected.

Gary L. Gifford (53)	President and Chief Executive Officer since 1995

Paul J. Meyer (53)	Executive Vice President/Finance since 1984

Douglas R. Schenk (48)	Executive Vice President/Pineapple since 1995

Donald A. Young (53)	Executive Vice President/Resort since 1995

J. Susan Corley (57)	Vice President/Human Resources since 2000;
			Director/Human Resources 1998 to 2000;
			Director/Industrial Relations of Reynolds Metals
			Co., Inc. 1994 to 1998

Scott A. Crockford (45)	Vice President/Retail Property since 1995

Warren A. Suzuki (48)	Vice President/Land Management & Development
			since 1995


Item 2.		PROPERTIES
	The Company owns approximately 28,600 acres of land on Maui. Approximately 30% of the acreage is used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

(a)	a perpetual conservation easement granted to the State of
	Hawaii on a 13-acre parcel at Kapalua;
(b)	certain easements and rights-of-way that do not materially
	affect the Company's use of its property;
(c)	a mortgage on approximately 4,400 acres used in pineapple
	operations, which secures the Company's $15 million term
	loan agreement;
(d)	a mortgage on the three golf courses at Kapalua, which
	secures the Company's $15 million revolving credit and $8.8 million development line arrangement;
(e)	a permanent conservation easement granted to The Nature
	Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(f)	a $4,721,000 mortgage on the fee interest in Napili Plaza
	shopping center; and
(g)	a small percentage of the Company's land in various
	locations on which multiple claims exist, for some of which the Company has initiated quiet title actions.

	Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in East Maui and approximately 28 acres are located in Kahului, Maui.
	The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 3,600 acres comprising
the Company's Honolua pineapple plantation and 	approximately 1,650
acres designated for the Kapalua Resort.
	The East Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 3,140 acres are in pineapple operations as the Company's Haliimaile plantation.
	The Kahului acreage includes a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored and the Company's administrative offices.
	Approximately 3,500 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expired on December 31, 1999 and is currently being renegotiated for a minimum term of ten years. Fourteen leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $589,000 in 2000.



Item 3.		LEGAL PROCEEDINGS
	None.

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	None.


PART II
Item 5.		MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
	The information set forth under the caption "Common Stock" on page 19 of the Maui Land & Pineapple Company, Inc. 2000 Annual
Report is incorporated herein by reference.

Item 6.		SELECTED FINANCIAL DATA
	The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 2000 Annual Report is incorporated herein by reference.

Item 7.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
	"Management's Discussion and Analysis of Financial
Condition and Results of Operations" on pages 21 through 24 of the Maui Land & Pineapple Company, Inc. 2000 Annual Report is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
	"Market Risk" on page 24 of the Maui Land & Pineapple
Company, Inc. 2000 Annual Report is incorporated herein by reference.

Item 8.		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	The "Independent Auditors' Report," "Consolidated
Financial Statements,"  "Notes to Consolidated Financial
Statements" and "Quarterly Earnings (unaudited)" on pages 7 through 19 of the Maui Land & Pineapple Company, Inc. 2000 Annual
Report are incorporated herein by reference.

Item 9.		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
	None.



PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
	The information set forth under the captions "Security Ownership of Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 26, 2001, is incorporated herein by reference.
	Information regarding the registrant's executive officers is included in Part I, Item 1. BUSINESS.

Item 11.	EXECUTIVE COMPENSATION
	The information set forth under the caption "Executive Compensation" on pages 9 through 13 and under the subcaption "Directors' Meetings and Committees" on page 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 26, 2001, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
	The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy
Statement, dated March 26, 2001, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 26, 2001, is incorporated herein by reference.



PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
	(a)	1.	Financial Statements
	The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:

	Consolidated Balance Sheets, December 31, 2000 and 1999 Consolidated Statements of Operations and Retained Earnings
	  for the Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Comprehensive Income for the
	  Years Ended December 31, 2000, 1999 and 1998
	Consolidated Statements of Cash Flows for the Years Ended
  	  December 31, 2000, 1999 and 1998
	Notes to Consolidated Financial Statements

	(a)	2.	Financial Statement Schedules
	The following Financial Statement Schedule of Maui Land &
Pineapple Company, Inc. and subsidiaries and the Independent
Auditors' Report is filed herewith:

	II.	Valuation and Qualifying Accounts for the Years
		Ended December 31, 2000, 1999 and 1998.

	(a)	3.	Exhibits
	Exhibits are listed in the "Index to Exhibits" found on pages 15 to 17 of this Form 10-K.

	(b)	Reports on Form 8-K
	There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

	(d)	The Financial Statements of Kaahumanu Center
Associates for the Years Ended December 31, 2000, 1999 and 1998 are filed as exhibits.




INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:

We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon, dated February 1, 2001. Such consolidated financial statements and report are included in your 2000 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP
Honolulu, Hawaii
February 1, 2001





                                                   SCHEDULE II

              MAUI LAND & PINEAPPLE COMPANY, INC.
                      AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS
    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


				    ADDITIONS
	                           (DEDUCTIONS)
	     		ADDITIONS   CHARGED
             BALANCE AT	CHARGED TO  TO OTHER		   BALANCE
	     BEGINNING	COSTS AND   ACCOUNTS   DEDUCTIONS  AT END
DESCRIPTION  OF PERIOD	EXPENSES   (describe)  (describe)  OF PERIOD
         			      (a)	   (b)
                        (Dollars in Thousands)

Allowance for
 Doubtful Accounts
   2000	     $   793    $   465    $	 --   $   (215)   $  1,043

   1999 (c)	 504	    291 	161	  (163)	       793

   1998 (c)  	 567	    202	          9	  (274)        504



(a)	Recoveries.
(b)	Write off of uncollectible accounts.
(c)	Restated to include allowance for non-current receivables.




                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			    MAUI LAND & PINEAPPLE COMPANY, INC.

March 23, 2001		    By /S/ GARY L. GIFFORD
			       Gary L. Gifford
			       President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By	/S/ RICHARD H. CAMERON		    Date     March 23, 2001
	Richard H. Cameron
	Chairman of the Board

By	/S/ PAUL J. MEYER		    Date     March 23, 2001
	Paul J. Meyer
	Executive Vice President/Finance
	(Principal Financial Officer)

By	/S/ ADELE H. SUMIDA		    Date     March 23, 2001
	Adele H. Sumida
	Controller & Secretary
	(Principal Accounting Officer)

By	/S/ DAVID A. HEENAN		    Date     March 23, 2001
	David A. Heenan
	Director

By	/S/ RANDOLPH G. MOORE		    Date     March 23, 2001
	Randolph G. Moore
	Director

By	/S/ FRED E. TROTTER III		    Date     March 23, 2001
	Fred E. Trotter III
	Director


INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.		Articles of Incorporation and By-laws
3.	(i)	Restated Articles of Association, as of February 24,
		2000.
3.	(ii)	Bylaws (Amended as of March 29, 1999).  Exhibit (3ii)
		to Form 10-Q for the quarter ended March 31, 1999.

4.		Instruments Defining the Rights of Security Holders.
		Instruments defining the rights of holders of
		long-term debt have not been filed as exhibits where
		the amount of debt authorized thereunder does not
		exceed ten percent of the total assets of the Company
		and its subsidiaries on a consolidated basis.  The
		Company hereby undertakes to furnish a copy of any
		such instrument to the Commission upon request.
4.1	(i)	Amended and Second Restated Revolving Credit and Term
		Loan Agreement, dated as of December 4, 1998.
		Exhibit 4.1(i) to Form 10-K for the year ended
		December 31, 1998.
	(ii)	1999 Loan Modification Agreement, dated as of
		December 30, 1999.
	(iii)	2000 Loan Modification Agreement, effective as of
		June 30, 2000.  Exhibit 4 to Form 10-Q for the quarter
		ended June 30, 2000.
	(iv)*	Loan Modification Agreement (December 2000),
		effective as of	December 11, 2000.

4.2	(i)	Bridge Loan Agreement between Pacific Coast Farm
		Credit Services, ACA and Maui Land & Pineapple Company,
		Inc., dated December 30, 1998.  Exhibit 4.2(i) to Form
		10-K for the year ended December 31, 1998.
	(ii)	Term Loan Agreement between Pacific Coast Farm Credit
		Services and Maui Land & Pineapple Company, Inc.,
		entered into as of June 1, 1999.  Exhibit 4(A) to Form
		10-Q for the quarter ended June 30, 1999.
	(iii)	Modifications to Term Loan Agreement, dated February 16,
		2000.

10.		Material Contracts
10.1	(i)	Limited Partnership Agreement of Kaahumanu Center
		Associates, dated June 23, 1993.  Exhibit (10)A to Form
		10-Q for the quarter ended June 30, 1993.
	(ii)	Cost Overrun Guaranty Agreement, dated June 28, 1993.
		Exhibit (10)B of Form 10-Q for the quarter ended
		June 30, 1993.
	(iii)	Environmental Indemnity Agreement, dated June 28, 1993.
		Exhibit (10)C to Form 10-Q for the quarter ended
		June 30, 1993.
	(iv)	Indemnity Agreement, dated June 28, 1993.  Exhibit
		(10)D to Form 10-Q for the quarter ended June 30, 1993.
	(v)	Direct Liability Agreement, dated June 28, 1993.
		Exhibit (10)E to Form 10-Q for the quarter ended
		June 30, 1993.
	(vi)	Amendment No. 1 to Limited Partnership Agreement of
		Kaahumanu Center Associates.  Exhibit (10)B to Form 8-K,
		dated as of April 30, 1995.
	(vii)	Conversion Agreement, dated April 27, 1995.  Exhibit (
		10)C to Form 8-K, dated as of April 30, 1995.
	(viii)	Indemnity Agreement, dated April 27, 1995.  Exhibit
		(10)D to Form 8-K, dated as of April 30, 1995.

10.2	(i)*	Second Amended and Restated Hotel Ground Lease (The
		Ritz-Carlton, Kapalua) between Maui Land & Pineapple
		Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK
		Hawaii-Maui (Lessee), effective as of January 31, 2001.

10.3		Compensatory plans or arrangements
	(i)	Executive Deferred Compensation Plan (revised as of
		8/16/91).  Exhibit (10)A to Form 10-Q for the quarter
		ended September 30, 1994.
	(ii)	Executive Insurance Plan (Amended).  Exhibit (10)A to
		Form 10-K for the year ended December 31, 1980.
	(iii)	Supplemental Executive Retirement Plan (effective as
		of January 1, 1988).  Exhibit (10)B to Form 10-K for
		the year ended December 31, 1988.
	(iv)	Restated and Amended Executive Change-In-Control
		Severance Agreement (Gary L. Gifford, President/CEO), dated as of March 16, 1999. Exhibit 10.3 (iv) to Form 10-K for the year ended December 31, 1998.
	(v)	Restated and Amended Executive Change-In-Control
		Severance Agreement (Paul J. Meyer, Executive Vice President/Finance), dated as of March 17, 1999.
		Exhibit 10.3 (v) to Form 10-K for the year ended
		December 31, 1998.
	(vi)	Restated and Amended Executive Change-In-Control
		Severance Agreement (Donald A. Young, Executive Vice President/Resort), dated as of March 16, 1999. Exhibit
		10.3 (vi) to Form 10-K for the year ended December 31,
		1998.
	(vii)	Restated and Amended Executive Change-In-Control
		Severance Agreement (Douglas R. Schenk, Executive Vice President/Pineapple), dated as of March 23, 1999.
		Exhibit 10.3 (vii) to Form 10-K for the year ended
		December 31, 1998.
	(viii)	Restated and Amended Change-In-Control Severance
		Agreement (Warren A. Suzuki, Vice President/Land Management), dated as of March 16, 1999. Exhibit 10.3
		(viii) to Form 10-K for the year ended December 31,
		1998.
	(ix)	Restated and Amended Change-In-Control Severance
		Agreement (Scott A. Crockford, Vice President/Retail Property), dated as of March 16, 1999. Exhibit 10.3
		(ix) to Form 10-K for the year ended December 31, 1998.
	(x)	Executive Severance Plan, as amended through November 6,
		1998.  Exhibit 10.3 (x) to Form 10-K for the year ended
		December 31, 1998.


10.4	(i)	Hotel Ground Lease between Maui Land & Pineapple Company,
		Inc. and The KBH Company.  Exhibit (10)B to Form 10-Q for
		the quarter ended September 30, 1985.
	(ii)	Third Amendment of Hotel Ground Lease, dated and effective
		as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.5	(i)	Settlement Agreement and Release of All Claims (Board of
		Water Supply of the County of Maui vs. Shell Oil Company,
		 et al.)

11.		Statement re computation of per share earnings:  Net
		Income (Loss) divided by weighted Average Common Shares Outstanding equals Net Income (Loss) Per Common Share.

13.*		Annual Report to Security Holders:  Maui Land & Pineapple
		Company, Inc. 2000 Annual Report.

21.		Subsidiaries of registrant:
		All of the following were incorporated in the State of
		  Hawaii:
		Maui Pineapple Company, Ltd.
		Kapalua Land Company, Ltd.
		Kapalua Advertising Company, Ltd.
		Kapalua Water Company, Ltd.
		Kapalua Waste Treatment Company, Ltd.
		Honolua Plantation Land Company, Inc.

99.		Additional Exhibits.

99.1*		Financial Statements of Kaahumanu Center Associates for
		the years ended December 31, 2000, 1999 and 1998.