Form 10-Q
period 2001-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2001-05-14
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2001
                            OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                      Outstanding at May 4, 2001
Common Stock, no par value              7,195,800 shares





              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 2001 (Unaudited) and December 31, 2000              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 2001 and 2000 (Unaudited)        4

Condensed Statements of Comprehensive Income
   Three Months Ended March 31, 2001 and 2000 (Unaudited)       5

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 2001 and 2000 (Unaudited)        6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 6.  Exhibits and Reports on Form 8-K                      12



PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS
                                                 Unaudited
                                                  3/31/01     12/31/00
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $     45    $     351
  Accounts and notes receivable                    15,383       16,032
  Inventories                                      27,292       24,256
  Other current assets                              5,497        5,498

    Total current assets                           48,217       46,137

Property                                          246,121      242,177
  Accumulated depreciation                       (135,226)    (132,452)

    Property - net                                110,895      109,725

Other Assets                                       14,265       14,089

Total                                             173,377      169,951



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt
    and capital lease obligations		   10,667        3,508
  Trade accounts payable                            7,373        8,476
  Other current liabilities                        16,523       14,849

    Total current liabilities                      34,563       26,833

Long-Term Liabilities
  Long-term debt and capital lease obligations     35,735       41,012
  Accrued retirement benefits                      23,648       23,575
  Equity in losses of joint venture                10,086        9,990
  Other long-term liabilities                       2,221        2,215

    Total long-term liabilities                    71,690       76,792

Minority Interest in Subsidiary                       426          404

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                54,277       53,498
  Accumulated other comprehensive loss                (34)         (31)

    Stockholders' equity                           66,698       65,922

Total                                            $173,377    $ 169,951

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Three Months Ended
                                         3/31/01       3/31/00
                                         (Dollars in Thousands
                                          Except Share Amounts)

Revenues
  Net sales                              $27,417       $24,138
  Operating income                        11,120        10,391
  Other income                               193           246

Total Revenues                            38,730        34,775

Costs and Expenses
  Cost of goods sold                      18,917        15,719
  Operating expenses                       8,832         7,502
  Shipping and marketing                   4,392         4,217
  General and administrative               4,397         3,612
  Interest                                   872           468
  Equity in losses of joint ventures          68           218

Total Costs and Expenses                  37,478        31,736

Income Before Income Taxes                 1,252         3,039

Income Tax Expense                           473         1,094

Net Income                                   779         1,945

Retained Earnings, Beginning of Period    53,498        53,945
Cash Dividends                                --          (899)

Retained Earnings, End of Period          54,277        54,991

Per Common Share
  Net income                                 .11           .27
  Dividends                              $    --       $  .125


See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)


                                           Three Months Ended
                                         3/31/01        3/31/00
                                         (Dollars in Thousands)


Net Income                               $   779       $  1,945

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                      (3)            --

Comprehensive Income                     $   776       $  1,945



See accompanying Notes to Condensed Financial Statements.





       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Three Months Ended
                                         3/31/01        3/31/00
                                         (Dollars in Thousands)


Net Cash Provided by (Used in
  Operating Activities 		       $   2,323      $  (4,345)

Investing Activities
  Purchases of property                   (4,544)        (5,405)
  Other                                       11             56

Net Cash Used in Investing Activities     (4,533)        (5,349)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (12,978)        (3,394)
  Proceeds from long-term debt            14,850         12,600
  Proceeds from short-term debt               10             67
  Dividend paid                               --           (899)
  Other                                       22             25

Net Cash Provided by Financing Activities  1,904	  8,399

Net Decrease in Cash                        (306)        (1,295)

Cash and Cash Equivalents
  at Beginning of Period                     351          2,657

Cash and Cash Equivalents
  at End of Period                       $    45       $  1,362

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $855,000 and $372,000 was paid during the three months ended March 31, 2001 and 2000, respectively. Income taxes of $611,000 and $626,000 were paid during the three months ended March 31, 2001 and 2000, respectively.

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2001 and 2000.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Consequently, amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2001 and 2000 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $965,000 and $1,028,000 at March 31, 2001 and December 31, 2000, respectively.

5. Inventories as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

   					   3/31/01    12/31/00

   Pineapple products
      Finished goods                       $ 8,417     $12,855
      Work in progress                       5,696       1,030
      Raw materials                          3,198       1,447
   Real estate held for sale                 1,922       1,592
   Merchandise, materials and supplies       8,059       7,332

   Total Inventories                       $27,292     $24,256

6.  Business Segment Information (in thousands):

                                        Three Months Ended March 31
                                             2001          2000
  Revenues
    Pineapple                             $ 21,106      $ 16,771
    Resort                                  16,344        16,818
    Commercial & Property                    1,279         1,175
    Other                                        1            11
  Total Revenues                            38,730        34,775

  Operating Profit (Loss)
    Pineapple                                 (967)         (266)
    Resort                                   3,372         4,093
    Commercial & Property                       26           (38)
    Other                                     (307)         (282)
  Total Operating Profit                     2,124         3,507
  Interest Expense                            (872)         (468)
  Income Tax Expense                          (473)       (1,094)

  Net Income                              $    779      $  1,945


7. At March 31, 2001, the Company did not meet the minimum current ratio required by two equipment loans totaling $2.9 million. The violations were subsequently waived by the lenders.

8. Average common shares outstanding for the interim periods ended March 31, 2001 and 2000 were 7,195,800.

9. At March 31, 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
The Company reported consolidated net income of $779,000 for the first quarter of 2001 compared to $1,945,000 for the first quarter of 2000. The reduction in net income is principally attributable to lower earnings contributions from the Company's Pineapple and Resort operations and to increased interest expense. Consolidated revenues for the first quarter of 2001 were $38.7 million, an increase of 11% from the first quarter of 2000.

General and administrative expenses were 22% higher in the first quarter of 2001 compared to the first quarter of 2000. These expenses were higher in 2001 primarily due to increases in pension expense because of lower investment returns in 2000, medical insurance, outside consultant costs and salaries.

Interest expense was $872,000 for the first quarter of 2001 compared to $468,000 for the first quarter of 2000. The increase in interest expense was primarily due to total debt at December 31, 2000 being $16 million higher than year-end 1999, thereby resulting in a higher average level of borrowings in the first quarter of 2001. In addition, capitalized interest was higher in the first quarter of 2000 as a result of construction activity at the Resort. Average interest rates were also fractionally higher in the first quarter 2001 compared to first quarter 2000.

Pineapple
The Pineapple segment incurred an operating loss of $967,000 for the first quarter of 2001 compared to an operating loss of $266,000 for the first quarter of 2000. Revenues from Pineapple operations were $21.1 million for the first quarter of 2001 or 26% higher than the first quarter of 2000. Higher revenues for 2001 reflect increased case sales volume as a result of promotional activity and higher average sales prices due to the mix of products sold. The increased operating loss for the first quarter of 2001 was due to increases in production costs as well as higher shipping, general and administrative and marketing expenses.

The case volume of imports of canned pineapple products for the first two months of 2001 decreased as compared to the same period in 2000. The average unit value of imports from certain countries, however, declined significantly and has resulted in continued downward pressure on pricing for canned pineapple products.

In April 2001, the Department of Commerce released preliminary results of the fifth annual administrative review of antidumping duties on pineapple imports from Thailand covering the period from July 1, 1999 to June 30, 2000. Based on these results, two of the eight Thai pineapple companies reviewed will be assessed higher duties and six of the companies will have reductions in the duties currently being assessed.

On April 25, 2001, the U.S. International Trade Commission (ITC) announced its unanimous decision that the existing antidumping duty on imports of canned pineapple fruit from Thailand will remain in place. Pursuant to its investigation under the five-year "Sunset Review," the ITC determined that revocation of the antidumping duty order would likely result in continuation or recurrence of material injury to the domestic industry.

Resort
The Company's Kapalua Resort segment produced an operating profit of $3.4 million for the first quarter of 2001 compared to $4.1 million for the first quarter of 2000. Revenues generated by Resort operations for the first quarter of 2001 were $16.3 million or 3% lower than the first quarter of 2000. The reduction in revenues and operating profit for the first quarter of 2001 is largely the result of lower sales of real estate. In March 2001, the Company began construction of the subdivision improvements for Pineapple Hill Estates. Sales of these lots began in December 2000 and revenues on the 17 sales that closed through the end of first quarter 2001 were recognized on the percentage-of-completion method. In the first quarter of 2000, the Company recognized sales of lots at the Plantation Estates Phase II subdivision also using the percentage-of-completion method. Profits recognized on the sales of lots at Plantation Estates Phase II during the first quarter of 2000 exceeded the profits recognized on Pineapple Hill Estates during the first quarter of 2001.

Revenues from merchandise sales at the Resort increased in 2001 primarily due to the opening of the new Village Clubhouse in August 2000, adding approximately 1400 square feet of retail space. Revenues from the Resort golf operations increased in 2001 as a result of higher average green fees; paid rounds of golf declined in the first quarter of 2001 compared to a year earlier. Revenues from the Kapalua Villas also increased in the first quarter of 2001 as a result of rate increases. Guest room occupancy at Kapalua Resort was lower in the first quarter 2001 compared to the first quarter of 2000.

Commercial & Property
The Commercial & Property segment reported an operating profit of $26,000 for the first quarter of 2001 compared to an operating loss of $38,000 for the first quarter of 2000. Revenues from this segment were $1.3 million for the first quarter of 2001, slightly higher than the first quarter of 2000. The improved results from this segment were primarily due to a lease cancellation fee received in the first quarter of 2001 from a tenant at Queen Kaahumanu Center and from improved recovery of tenant expenses.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At March 31, 2001, total debt, including capital leases, was $46.4 million, an increase of $1.9 million from year-end 2000. The Company expects that the debt level will be reduced in the third quarter of 2001 when the distribution of net proceeds from Kapalua Coconut Grove LLC is estimated to take place. Unused short- and long-term borrowing commitments totaled $4.9 million at the end of first quarter 2001. These credit facilities and cash flows from operating activities are expected to be sufficient to finance the Company's 2001 cash requirements.

Consolidated expenditures in 2001 for fixed assets and deferred development costs are expected to total $17.6 million. This amount includes approximately $8 million for the replacement of equipment and facilities for the Company's Pineapple and Resort operations. The Company expects that some of these expenditures will be financed with capital leases. In addition to these expenditures, the Company has commitments of approximately $7.9 million remaining for the completion of the subdivision improvements for Pineapple Hill Estates.

At March 31, 2001, the Company was in violation of the minimum current ratio requirement for two equipment loans totaling $2.9 million. The lenders subsequently waived the violation with respect to March 31, 2001. The Company believes that the conditions causing the violation are temporary. A major factor causing the violation was deferred revenues totaling $8.3 million that were included in current liabilities at March 31, 2001. The deferred revenues represent proceeds from closed sales at Pineapple Hill Estates, which are being recognized on the percentage-of-completion method as construction of the improvements take place. Construction of this 31-lot subdivision began in March 2001 and is estimated to be substantially complete in September 2001.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations regarding the adequacy of credit facilities and cash flows from operating activities; the completion of The Coconut Grove on Kapalua Bay and the distribution of proceeds from the joint venture; and completion of subdivision improvements at Pineapple Hill Estates. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's 2000 Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission.


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first three months of 2001.


PART II   OTHER INFORMATION
Item 1.   Legal Proceedings

On April 5, 2001, the Company filed a lawsuit against Del Monte Fresh Produce Company, Del Monte Fresh Produce (N.A.), and Del Monte Fresh Produce (Hawaii), Inc. (collectively, Del Monte Fresh), Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii). Del Monte Fresh is one of the Company's principal competitors in the fresh pineapple products business. In this lawsuit, the Company maintains that it co-owns and has the right to grow, develop, market, license and otherwise use two hybrid pineapple varieties that were jointly developed by the Company and the predecessor of Del Monte Fresh through the Pineapple Research Institute of Hawaii. The first hybrid, which the Company refers to as "73-50" and which Del Monte Fresh refers to as "CO-2" is marketed by the Company under its "Hawaiian Gold" registered trademark. The second hybrid, which the Company refers to as "73-114" and which Del Monte Fresh refers to as "MD-2" is marketed by the Company outside the United States under its "Royal Coast" label and is marketed by Del Monte Fresh as "Del Monte Gold - Extra-Sweet Pineapple". Del Monte Fresh disputes the Company's co-ownership of and rights to these hybrids. In the lawsuit, the Company seeks declaratory relief regarding its co-ownership and rights as well as monetary damages, restitution, injunctive relief, legal fees and costs and punitive damages. The defendants have yet to file their initial responses in the lawsuit and discovery has not commenced.

On April 12, 2001, the Company filed a separate lawsuit against Del Monte Fresh as well as Fresh Del Monte Produce, Inc. and Del Monte Corporation, Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division). In this lawsuit, the Company maintains that the defendants have, in their marketing of pineapple and other fruit and vegetable products, infringed on and diluted the Company's "Hawaiian Gold" trademark in violation of the federal Lanham Act and state and common law prohibitions on unfair competition, dilution, and trademark and advertising infringement. The Company seeks preliminary and permanent injunctive relief, compensatory damages, restitution, attorney's fees, legal costs, treble damages and punitive damages. The defendants have yet to file their initial responses in this lawsuit and discovery has not commenced.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
  (4)     Instruments Defining the Rights of Security Holders
          A. Amendment to Loan Agreement entered into on March 23, 2001 and effective as of December 31,
             2000.  (Filed Herewith)

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         MAUI LAND & PINEAPPLE COMPANY, INC.





    May 11, 2001            /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)