Form 10-Q
period 2001-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2001-08-13
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 2001
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                    Outstanding at August 1, 2001
Common Stock, no par value              7,195,800 shares








              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 2001 (Unaudited) and December 31, 2000               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 2001 and 2000 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 2001 and 2000 (Unaudited)           5

Condensed Statements of Comprehensive Income,
  Three Months Ended June 30, 2001 and 2000 (Unaudited)         6

Condensed Statements of Comprehensive Income,
  Six Months Ended June 30, 2001 and 2000 (Unaudited)           6

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 2001 and 2000 (Unaudited)           7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 4.  Submission of Matters to a Vote of Security-Holders   14

Item 6.  Exhibits and Reports on Form 8-K                      14








PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                Unaudited
                                                  6/30/01     12/31/00
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    646    $     351
  Accounts and notes receivable                    11,606       16,032
  Inventories                                      29,740       24,256
  Other current assets                              5,167        5,498
    Total current assets                           47,159       46,137

Property                                          250,508      242,177
  Accumulated depreciation                       (137,910)    (132,452)
    Property - net                                112,598      109,725

Other Assets                                       15,063       14,089
Total                                             174,820      169,951


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
     capital lease obligations			   10,859        3,508
  Trade accounts payable                            9,864        8,476
  Other current liabilities                        12,439       14,849
    Total current liabilities                      33,162       26,833

Long-Term Liabilities
  Long-term debt and capital lease obligations     37,677       41,012
  Accrued retirement benefits                      23,785       23,575
  Equity in losses of joint venture                10,408        9,990
  Other long-term liabilities                       2,222        2,215
    Total long-term liabilities                    74,092       76,792

Minority Interest in Subsidiary                       616          404

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                54,542       53,498
  Accumulated other comprehensive loss                (47)         (31)
    Stockholders' equity                           66,950       65,922
Total                                            $174,820    $ 169,951

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/01      6/30/00
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $29,367      $21,135
  Operating income                         9,202        9,405
  Other income                               654          381

Total Revenues                            39,223       30,921

Costs and Expenses
  Cost of goods sold                      19,705       14,341
  Operating expenses                       8,677        7,551
  Shipping and marketing                   4,701        3,845
  General and administrative               4,971        3,858
  Interest                                   678          738
  Equity in losses of joint ventures          73          226

Total Costs and Expenses                  38,805       30,559

Income Before Income Taxes                   418          362

Income Tax Expense                           153           62

Net Income                                   265          300

Retained Earnings, Beginning of Period    54,277       54,991

Retained Earnings, End of Period          54,542       55,291

Per Common Share
  Net income                             $   .04       $  .04



See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/01      6/30/00
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $56,784      $45,273
  Operating income                        20,322       19,796
  Other income                               847          627

Total Revenues                            77,953       65,696

Costs and Expenses
  Cost of goods sold                      38,622       30,060
  Operating expenses                      17,509       15,053
  Shipping and marketing                   9,093        8,062
  General and administrative               9,368        7,470
  Interest                                 1,550        1,206
  Equity in losses of joint ventures         141          444

Total Costs and Expenses                  76,283       62,295

Income Before Income Taxes                 1,670        3,401

Income Tax Expense                           626        1,156

Net Income                                 1,044        2,245

Retained Earnings, Beginning of Period    53,498       53,945
Cash Dividends                                --         (899)

Retained Earnings, End of Period          54,542       55,291

Per Common Share
  Net income                                 .15          .31
  Dividends                              $    --       $ .125


See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)



                                           Three Months Ended
                                         6/30/01       6/30/00
                                         (Dollars in Thousands)


Net Income                               $   265       $    300

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                     (13)            --

Comprehensive Income                     $   252       $    300







                                            Six Months Ended
                                         6/30/01       6/30/00
                                         (Dollars in Thousands)


Net Income                               $ 1,044       $  2,245

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                     (16)            --

Comprehensive Income                     $ 1,028       $  2,245




See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                            Six Months Ended
                                         6/30/01       6/30/00
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
 Operating Activities		        $  5,011      $ (5,944)

Investing Activities
  Purchases of property                   (8,483)       (9,988)
  Proceeds from disposal of property         407           112
  Increases in other assets                  (57)         (565)

Net Cash Used in Investing Activities     (8,133)      (10,441)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (21,939)       (4,080)
  Proceeds from long-term debt            25,134        19,300
  Proceeds from short-term debt               10            75
  Dividends paid                              --          (899)
  Other                                      212             6

Net Cash Provided by Financing Activities  3,417        14,402

Net Increase (Decrease) in Cash              295        (1,983)

Cash and Cash Equivalents
  at Beginning of Period                     351         2,657

Cash and Cash Equivalents
  at End of Period                       $   646       $   674

Supplemental Disclosure of Cash Flow Information - Interest (net of amounts capitalized) of $1,637,000 and $1,054,000 was paid during the six months ended June 30, 2001 and 2000,respectively. Income taxes of $627,000 and $1,622,000 were paid during the six months ended June 30, 2001 and 2000, respectively. Capital lease obligations of $811,000 and $134,000 were incurred for new equipment during the six months ended June 30, 2001 and 2000, respectively.


See accompanying Notes to Condensed Financial Statements.








      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2001 and 2000.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $802,000 and $1,028,000 at June 30, 2001 and December 31, 2000, respectively.

5. Inventories as of June 30, 2001 and December 31, 2000 were as follows:

					    6/30/01    12/31/00
					  (dollars in thousands)
     Pineapple products
        Finished goods                      $10,896     $12,855
        Work in progress                      5,835       1,030
        Raw materials                         1,525       1,447
     Real estate held for sale                3,524       1,592
     Merchandise, materials and supplies      7,960       7,332

     Total Inventories                      $29,740     $24,256

6.   Business Segment Information (in thousands):

                      Three Months Ended         Six Months Ended
                            June 30                  June 30
                         2001      2000           2001      2000
  Revenues
    Pineapple        $ 22,043  $ 17,692       $ 43,149  $ 34,463
    Resort             16,005    11,762         32,349    28,580
    Commercial &
      Property		1,169     1,222          2,448     2,397
    Other                   6       245              7       256
  Total Revenues       39,223    30,921         77,953    65,696

  Operating Profit (Loss)
    Pineapple            (989)     (784)        (1,956)   (1,050)
    Resort              2,804     1,983          6,176     6,076
    Commercial &
      Property		 (404)      (84)          (378)     (122)
    Other                (315)      (15)          (622)     (297)
  Total Operating
      Profit	        1,096     1,100		 3,220     4,607
  Interest Expense       (678)     (738)        (1,550)   (1,206)
  Income Tax Expense     (153)      (62)          (626)   (1,156)

  Net Income         $    265  $    300       $  1,044  $  2,245


7. At June 30, 2001, the Company did not meet the minimum current ratio required by two equipment loans totaling $3.0 million. The lenders subsequently waived the violations.

8. Average common shares outstanding for the interim periods ended June 30, 2001 and 2000 were 7,195,800.

9. At June 30, 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.

10. Certain amounts from the prior year have been reclassified to conform to the current presentation.







Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
The Company reported net income of $265,000 for the second quarter of 2001 compared to net income of $300,000 for the second quarter of 2000. For the first half of 2001, the Company reported net income of $1.0 million compared to $2.2 million for the first half of 2000. The decline in net income for the second quarter and first half of 2001 was primarily attributed to lower earnings contribution from the Pineapple and Commercial & Property segments. Consolidated revenues for the second quarter and first half of 2001 were higher by 27% and 19%, respectively, compared to the same periods in 2000.

General and administrative expenses (including amounts allocated to the business segments) were higher by 29% and 25%, respectively, in the second quarter and first half of 2001 compared to the same periods in 2000. These increases were largely due to increased expenses for outside consultants and higher pension expenses and medical insurance premiums.

Interest expense was $678,000 for the second quarter of 2001 compared to $738,000 for the second quarter of 2000. For the first six months of 2001, interest expense was $1.6 million compared to $1.2 million for the same period of 2000. Lower average interest rates in the second quarter of 2001 offset higher average borrowings resulting in an 8% reduction of interest expense. For the first six months of 2001, higher average borrowings more than offset lower average interest rates, resulting in a 29% increase in interest expense. Average borrowings were higher in the first half of 2001 primarily because debt at December 31, 2000 was higher by $16 million as compared to year-end 1999.


Pineapple
The Pineapple segment reported an operating loss of $989,000 for the second quarter of 2001 compared to an operating loss of $784,000 for the second quarter of 2000. For the first half of 2001, Pineapple reported an operating loss of $2.0 million compared to an operating loss of $1.1 million for the first half of 2000. Revenues from Pineapple operations were higher by 25% in the second quarter and first half of 2001 compared to the second quarter and first half of 2000, reflecting higher average sales prices due to the mix of products sold and higher case sales volume. However, increased marketing and general and administrative expenses and higher per unit production costs reduced the 2001 earnings contributions from this segment.

Case volume of canned pineapple fruit imported into the United States decreased in the first four months of 2001 as compared to the same period in 2000, which management believes had a positive effect on the Company's 2001 sales volume. However, the average unit value of imported canned pineapple fruit decreased through April 2001, which resulted in downward pressure on market pricing.

In August 2001, the Department of Commerce is scheduled to release final antidumping duties pursuant to the fifth annual administrative review of antidumping duties on pineapple imports from Thailand. The Company has challenged the preliminary results that were released in April 2001, which would lower the current duties for three Thai companies.


Resort
Kapalua Resort produced an operating profit of $2.8 million for the second quarter of 2001 compared to $2.0 million for the second quarter of 2000. For the first six months of 2001, the Resort reported an operating profit of $6.2 million compared to $6.1 million for the same period in 2000. Revenues generated by the Resort were higher by 36% for the second quarter and 13% for the first half of 2001 compared to the same periods a year ago. The improved 2001 results from Kapalua were attributed to the recognition of income from lot sales at Pineapple Hill Estates and to the closing of sales at The Coconut Grove on Kapalua Bay. Four of the 36 units in The Coconut Grove luxury condominium apartment project were completed and sales began closing in June of 2001. The remaining units are scheduled to be completed and the sales closed by November 2001. The Kapalua Coconut Grove LLC is a joint venture in which the Company has a 50% interest. Construction of subdivision improvements for Pineapple Hill Estates began in March 2001 and revenues on the closed sales are being recognized on the percentage-of-completion method. The sale of Pineapple Hill Estates lots began in November 2000 and, through June 30, 2001, 18 sales had closed escrow.

Increased revenues and profit from real estate sales were partially offset by lower overall results from other operations at Kapalua. Lower hotel and villa occupancies in 2001 negatively affected Resort operations. Increased expenses and the lower volume of activity at the resort in 2001, more than offset higher average green fees and increased retail sales from the new Village Clubhouse, which opened in August 2000.


Commercial & Property
The Commercial & Property segment reported operating losses of $404,000 and $378,000 for the second quarter and first half of 2001, respectively, compared to losses of $84,000 and $122,000 for the same periods a year ago. The lower 2001 results were primarily due to higher operating expenses at Queen Kaahumanu Center.


Other
Revenues for the second quarter and first half of 2000 include
$240,000 of non-recurring gains related to common stock received from the insurer of certain Company-owned life insurance policies.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

At June 30, 2001, total debt, including capital leases, was $48.5 million, an increase of $4.0 million from year-end 2000. The increased debt level primarily reflects the seasonal pineapple canning activity of the summer months coupled with expenditures for construction activity at the Pineapple Hill Estates subdivision. Unused long- and short-term credit lines, including non-revolving equipment financing commitments, totaled $3.9 million at June 30, 2001. In July 2001, the Company secured additional short-term credit lines of $3.0 million to finance working capital through the peak pineapple-canning season. These credit facilities and cash flows from operating activities are estimated to be sufficient to cover the Company's cash requirements.

In June 2001, four units in The Coconut Grove at Kapalua Bay were completed and the sales closed. The remaining 32 units are under binding sales contract and are expected to close through November 2001. The Company expects to realize cash distributions from the Coconut Grove joint venture of approximately $12.0 million from
September 2001 through November 2001.    At June 30, 2001, the
Company had commitments of approximately $5.0 million for the completion of construction of the Pineapple Hill Estates subdivision improvements.

Consolidated expenditures for fixed assets and deferred development costs are expected to total $17.0 million in 2001. This amount includes $3.1 million for implementation and installation of an integrated accounting and information system. Replacement of equipment and facilities for the Company's Pineapple and Resort operations total $8.0 million including $2.5 million for renovations and replacement of the irrigation system for the Kapalua Bay Course. Some of the 2001 capital expenditures will be financed with capital leases.

At June 30, 2001, the Company was in violation of the minimum current ratio requirement for two equipment loans totaling $3.0 million. The lenders subsequently waived the violation with respect to June 30, 2001. The Company believes that the conditions causing the violations are temporary. At June 30, 2001, current liabilities included deferred revenues totaling $4.7 million. The deferred revenues represent proceeds from closed sales at Pineapple Hill Estates, which are being recognized on the percentage-of-completion method as construction of the improvements take place. In addition, current liabilities at June 30, 2001 included construction payables related to this project of approximately $2.2 million. Construction of this 31-lot subdivision is expected to be substantially complete in September 2001.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, as to the Company's expectations regarding the adequacy of credit facilities and operating cash flows, the decrease in debt level, improvement in current ratio, receipt of cash distributions from Kapalua Coconut Grove LLC, the closing of condominium sales at The Coconut Grove on Kapalua Bay, and the closing of lot sales at Pineapple Hill Estates. Forward-looking statements contained in this report or otherwise made by the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission.


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first six months of 2001.


PART II   OTHER INFORMATION
Item 1.   Legal Proceedings
See Part II, Item 1. of Form 10-Q for the quarter ending March
31, 2001 for background information on the following legal proceedings.

On June 7, 2001, the defendants in Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii) filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction and Forum Non Conveniens or, Alternatively, for a Stay Pending Disposition of Related Federal Action and a Motion to Dismiss for Lack of Personal Jurisdiction. A hearing was held on July 17, 2001 and all motions were denied with prejudice. The defendants have requested reconsideration of the Court's denial of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. Discovery has commenced and no trial date has been set.

On June 7, 2001, the defendants in Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division) filed an Answer, Affirmative Defenses and Counterclaim. The counterclaim alleges that the Company infringed on Del Monte's patent rights relating to the pineapple hybrid that Del Monte refers to as "CO-2." The Company believes the counterclaim is without merit. On July 3, 2001, the Company filed a Reply to Counterclaim and a Counterclaim for Declaratory Relief against the defendants. Also on June 7, 2001, the defendants filed a Motion to Dismiss defendants Fresh Del Monte Produce Inc., a Cayman Islands corporation, and Del Monte Fresh Produce Company, a Delaware corporation, for Lack of Personal Jurisdiction. A hearing on the motion is scheduled to be held on August 31, 2001. Discovery has not commenced and no trial date has been set.


Item 4.   Submission of Matters to a Vote of Security-Holders

On May 2, 2001, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 7, 2001, the record date of the annual meeting, was 7,195,800.

The results of the voting were as follows:

Election of Class Two Directors for a three-year term:
                           Shares Voted For      Shares Withheld

David A. Heenan               6,315,037               21,525
Claire C. Sanford             6,319,730		      16,832

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 2001:

Shares voted for:             6,301,475
Shares voted against:            24,607
Shares abstained:                10,480

Item 6.   Exhibits and Reports on Form 8-K


  (b)   Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.



   August 10, 2001		/S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)