Form 10-Q
period 2001-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2001-11-09
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 2001
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                   Outstanding at November 1, 2001
Common Stock, no par value              7,195,800 shares






              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  September 30, 2001 (Unaudited) and December 31, 2000          3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 2001 and 2000 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 2001 and 2000 (Unaudited)     5

Condensed Statements of Comprehensive Income,
  Three Months Ended September 30, 2001 and 2000 (Unaudited)    6

Condensed Statements of Comprehensive Income,
  Nine Months Ended September 30, 2001 and 2000 (Unaudited)     6

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 2001 and 2000 (Unaudited)     7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     14

Item 6.  Exhibits and Reports on Form 8-K                      15





PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                 Unaudited
                                                  9/30/01     12/31/00
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    259    $     351
  Accounts and notes receivable                    15,250       16,032
  Inventories                                      29,635       24,256
  Other current assets                              7,252        5,498
    Total current assets                           52,396       46,137

Investment and other assets                        17,724       14,089

Property                                          252,812      242,177
  Accumulated depreciation                       (140,347)    (132,452)
    Property - net                                112,465      109,725

Total                                             182,585      169,951

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations		   12,386        3,508
  Trade accounts payable                           10,052        8,476
  Other current liabilities                        12,104       14,849
    Total current liabilities                      34,542       26,833

Long-Term Liabilities
  Long-term debt and capital lease obligations     40,648       41,012
  Accrued retirement benefits                      23,879       23,575
  Equity in losses of joint venture                11,003        9,990
  Other long-term liabilities                       3,053        2,215
    Total long-term liabilities                    78,583       76,792

Minority Interest in Subsidiary                       559          404

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                56,516       53,498
  Accumulated other comprehensive loss                (70)         (31)
    Stockholders' equity                           68,901       65,922
Total                                            $182,585    $ 169,951

See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Three Months Ended
                                         9/30/01      9/30/00
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $31,959      $28,279
  Operating income                         8,898        8,595
  Equity in earnings of joint ventures     2,201           --
  Other income                             2,885          321

Total Revenues                            45,943       37,195

Costs and Expenses
  Cost of goods sold                      23,456       19,675
  Operating expenses                       8,670        7,167
  Shipping and marketing                   4,787        4,511
  General and administrative               4,674        3,855
  Interest                                   680          808
  Equity in losses of joint ventures         577          327

Total Costs and Expenses                  42,844       36,343

Income Before Income Taxes                 3,099          852

Income Tax Expense                         1,125          296

Net Income                                 1,974          556

Retained Earnings, Beginning of Period    54,542       55,291

Retained Earnings, End of Period          56,516       55,847

Per Common Share
  Net income                             $   .27       $  .08



See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                           Nine Months Ended
                                         9/30/01      9/30/00
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $88,743      $73,552
  Operating income                        29,220       28,391
  Equity in earnings of joint ventures     2,440           --
  Other income                             3,732          948

Total Revenues                           124,135      102,891

Costs and Expenses
  Cost of goods sold                      62,078       49,735
  Operating expenses                      26,179       22,220
  Shipping and marketing                  13,880       12,573
  General and administrative              14,042       11,325
  Interest                                 2,230        2,014
  Equity in losses of joint ventures         957          771

Total Costs and Expenses                 119,366       98,638

Income Before Income Taxes                 4,769        4,253

Income Tax Expense                         1,751        1,452

Net Income                                 3,018        2,801

Retained Earnings, Beginning of Period    53,498       53,945
Cash Dividends                                --         (899)

Retained Earnings, End of Period          56,516       55,847

Per Common Share
  Net income                                 .42          .39
  Dividends                              $    --       $ .125


See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)


                                           Three Months Ended
                                         9/30/01       9/30/00
                                         (Dollars in Thousands)


Net Income                               $ 1,974       $    556

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                     (23)            --

Comprehensive Income                     $ 1,951       $    556







                                           Nine Months Ended
                                         9/30/01       9/30/00
                                         (Dollars in Thousands)


Net Income                               $ 3,018       $  2,801

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                     (39)            --

Comprehensive Income                     $ 2,979       $  2,801




See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Nine Months Ended
                                         9/30/01       9/30/00
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
 Operating Activities 		        $  3,101      $  8,632)

Investing Activities
  Purchases of property                  (10,729)      (14,813)
  Proceeds from disposal of property       1,011           199
  Increases in other assets                 (982)         (862)

Net Cash Used in Investing Activities    (10,700)      (15,476)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (25,015)       (4,745)
  Proceeds from long-term debt            31,654        28,100
  Proceeds from short-term debt              713            95
  Dividends paid                              --          (899)
  Other                                      155           (21)

Net Cash Provided by Financing Activities  7,507	22,530

Net Decrease in Cash                         (92)       (1,578)

Cash and Cash Equivalents
  at Beginning of Period                     351         2,657

Cash and Cash Equivalents
  at End of Period                       $   259      $  1,079

Supplemental Disclosure of Cash Flow Information - Interest (net of amounts capitalized) of $2,332,000 and $1,747,000 was paid during the nine months ended September 30, 2001 and 2000, respectively. Income taxes of $599,000 and $1,622,000 were paid during the nine months ended September 30, 2001 and 2000, respectively. Capital lease obligations of $1,162,000 were incurred for new equipment during the nine months ended September 30, 2001.


See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to present a fair statement of financial position, results of operations and cash flows for the interim periods ended September 30, 2001 and 2000.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $648,000 and $1,028,000 at September 30, 2001 and December 31, 2000, respectively.

5. Inventories as of September 30, 2001 and December 31, 2000 were as follows:

					    9/30/01     12/31/00
					   (dollars in thousands)
     Pineapple products
        Finished goods                      $16,092     $12,855
        Work in progress                        877       1,030
        Raw materials                         1,053       1,447
     Real estate held for sale                4,330       1,592
     Merchandise, materials and supplies      7,283       7,332

     Total Inventories                      $29,635     $24,256

6.   Business Segment Information (in thousands):

                         Three Months Ended    Nine Months Ended
                             September 30         September 30
                            2001      2000       2001      2000
  Revenues
    Pineapple           $ 25,456  $ 24,810    $ 68,622  $ 59,273
    Resort                19,051    11,061      51,622    39,641
    Commercial & Property  1,398     1,302       3,846     3,699
    Other                     38        22          45       278
  Total Revenues          45,943    37,195     124,135   102,891

  Operating Profit (Loss)
    Pineapple             (2,001)      822      (3,957)     (228)
    Resort                 6,503     1,317      12,679     7,393
    Commercial & Property   (432)     (171)       (810)     (293)
    Other                   (291)     (308)       (913)     (605)
  Total Operating Profit   3,779     1,660       6,999     6,267
  Interest Expense          (680)     (808)     (2,230)   (2,014)
  Income Tax Expense      (1,125)     (296)     (1,751)   (1,452)

  Net Income            $  1,974  $    556    $  3,018  $  2,801


7. Average common shares outstanding for the interim periods ended September 30, 2001 and 2000 were 7,195,800.

8. At September 30, 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.

9. Certain amounts from the prior year have been reclassified to conform to the current presentation.





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated
The Company reported net income of $1,974,000 for the third quarter of 2001 compared to net income of $556,000 for the third quarter of 2000. For the first nine months of 2001, the Company reported net income of $3.0 million compared to $2.8 million for the first nine months of 2000. Consolidated revenues were higher by 24% for the third quarter and 21% for the first nine months of 2001 as compared to the same periods in 2000.

General and administrative expenses (including amounts allocated to the business segments) were higher by 21% and 24%, respectively, in the third quarter and first nine months of 2001 compared to the same periods in 2000. These increases were largely due to increased expenses for legal fees, pensions, medical insurance and workers compensation claims.

Interest expense was $680,000 for the third quarter of 2001 compared to $808,000 for the third quarter of 2000. For the first nine months of 2001, interest expense was $2,230,000 compared to $2,014,000 for the same period of 2000. While the level of borrowings were about the same in the third quarter of 2001 and 2000, substantially lower average interest rates in the third quarter of 2001 compared with the third quarter of 2000 was responsible for the reduced interest expense. For the first nine months of 2001, average borrowings were higher than the same period in 2000, which more than offset lower average interest rates. Average borrowings were higher in the first nine months of 2001 primarily because of debt incurred in 2000 as a result of negative cash flows from Pineapple operations and construction activity at the Resort.


Pineapple
The Pineapple segment reported an operating loss of $2,001,000 for the third quarter of 2001 compared to an operating profit of $822,000 for the third quarter of 2000. For the first nine months of 2001, Pineapple produced an operating loss of $3,957,000 compared to an operating loss of $228,000 for the first nine months of 2000. Revenues from Pineapple operations of $25.5 million and $68.6 million for the third quarter and first nine months of 2001, respectively, were 3% and 16% higher than the same periods in 2000 primarily due to higher case sales volume and to higher average prices realized on canned pineapple products. Increased per unit production costs in 2001, as well as higher marketing and general and administrative expenses, more than offset higher revenues.

The case volume of canned pineapple fruit imported into the United States decreased in the first seven months of 2001 as compared to the same period in 2000. Management believes this had a positive effect on the Company's 2001 sales volume to date. However, the average unit value of imported canned pineapple fruit also decreased through July 2001, thus continuing the downward pressure on market pricing.

In October 2001, the Department of Commerce released final antidumping margins pursuant to the fifth annual administrative review of antidumping duties on pineapple imports from Thailand. The average dumping margin (translated by U.S. Customs into an assessment rate) was slightly higher than the rates in effect after the fourth annual administrative review.

In October 2001, the Company filed with the U.S. Customs Service a certification for claim of distribution under the Continued Dumping and Subsidy Offset Act of 2000. This Act provides for disbursement to the injured U.S. companies of antidumping duties collected by Customs. The Company anticipates that it will receive a distribution before year-end 2001.

In October 2001, the U.S. International Trade Commission ruled that the domestic steel industry has been injured by the importation of foreign steel into the United States. The Company manufactures all of the cans that it uses to can pineapple at its Kahului cannery with tin-coated steel imported from Japan. If an exemption is not granted to the Company and duties are assessed on the type of steel the Company purchases, the Company could incur higher costs for this material which could adversely impact the Company's cost of canned pineapple production. Details of possible penalties on foreign steel producers are scheduled to be disclosed in December 2001, and President Bush will have until February 19, 2002 to approve the measure.


Resort
Kapalua Resort produced an operating profit of $6,503,000 for the third quarter of 2001 compared to $1,317,000 for the third quarter of 2000. For the first nine months of 2001, the Resort reported an operating profit of $12,679,000 compared to $7,393,000 for the same period in 2000. Revenues from the Kapalua Resort were $19.1 million for the third quarter of 2001 compared to $11.1 million for the third quarter of 2000. For the first nine months of 2001 Kapalua Resort revenues were $51.6 million compared to $39.6 million for the same period in 2000.

Higher revenues and operating profits in 2001 were the result of sales of single family home lots at Pineapple Hill Estates, closings of condominium sales at The Coconut Grove on Kapalua Bay and the sale of a remnant land parcel within the Kapalua Resort. In the third quarter of 2001, 14 of the 36 units in The Coconut Grove luxury condominium project closed escrow. The closing of sales for this project began in June 2001 and although no assurance can be given, sales of the remaining 18 units are expected to close by year-end 2001 as the units are completed. This project is being developed by Kapalua Coconut Grove LLC, a joint venture in which the Company has a 50% interest. Through September 30, 2001, 19 of the 31 lots in the Pineapple Hill Estates subdivision have closed escrow and revenues on the closed sales are being recognized on the percentage-of-completion method. Construction of subdivision improvements began in March 2001 and is expected to be complete in November 2001. Kapalua Resort results for the nine months ended September 30, 2000 included profits recognized on the percentage-of-completion method from Plantation Estates Phase II.

Increased results from real estate sales for the third quarter and first nine months of 2001 were partially offset by lower overall results from other operations at Kapalua. In 2001, hotel and villa occupancies were lower and paid rounds of golf declined. This lower activity coupled with increased expenses resulted in reduced revenues and operating profits from the Resort's operations other than real estate sales. Resort real estate development and Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for one period are not necessarily indicative of future performance trends for this segment.


Commercial & Property
The Commercial & Property segment reported operating losses of $432,000 and $810,000 for the third quarter and first nine months of 2001, respectively, compared to losses of $171,000 and $293,000 for the same periods a year ago. Revenues from this segment were $1,398,000 and $3,846,000 for the third quarter and first nine months of 2001, respectively, compared to $1,302,000 and $3,699,000 for the same periods in 2000. Increased operating losses in 2001 were primarily due to higher expenses, which were largely related to store closures and tenant replacements at Queen Kaahumanu Center.

Other
Revenues for the third quarter and first nine months of 2000 include $240,000 from the sale of common stock received when the insurer of certain Company-owned life insurance policies was demutualized.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

At September 30, 2001, total debt, including capital leases, was $53.0 million, an increase of $8.5 million from year-end 2000. The increased debt level primarily reflects seasonal pineapple inventory financing, which ordinarily peaks in August, coupled with expenditures for construction activity at the Pineapple Hill
Estates subdivision.    Unused long- and short-term credit lines,
including non-revolving equipment financing commitments, totaled $3.0 million at September 30, 2001. These credit lines and cash flows from operating activities are expected to be sufficient to cover the Company's cash requirements for the remainder of 2001.

As of September 30, 2001, sales of 18 condominium units in The Coconut Grove on Kapalua Bay have closed. Although the pace of construction has been slower than originally scheduled, management expects that the remaining 18 units will be completed and the sales closed before year-end 2001. The remaining units are under binding sales contracts. The Company expects to realize cash distributions in the fourth quarter of 2001 of approximately $10.5 million from the Kapalua Coconut Grove LLC. The Company intends to apply the cash proceeds to reduce the Company's debt.

Consolidated expenditures for fixed assets and deferred development costs are expected to total $15.7 million in 2001. Replacement of equipment and facilities for the Company's Pineapple and Resort operations are expected to total $8.0 million including $2.3 million for renovations and replacement of the irrigation system for the Kapalua Bay Course. Expenditures for the implementation and installation of the Company's integrated accounting and information system, which began in August 2000 are estimated to be $3.7 million in 2001. Expenditures in 2001 for the expansion of new products and businesses in the Pineapple segment are expected to be approximately $1.2 million. Other expenditures for 2001 primarily relate to completion of new facilities, improvement of existing facilities and deferred costs for planning and entitlements. Capital leases and equipment financing loans will fund a portion of the Company's 2001 capital expenditures.

The September 11, 2001 terrorist attacks and subsequent terrorist activity have negatively affected the Company's financial forecast for the remainder of 2001. As in other parts of the United States, Kapalua is experiencing a significant reduction in visitor activity. Although the rate of room reservations at Kapalua has rebounded somewhat in October, the duration and full impact of the terrorist activity are difficult to estimate. The Company's Pineapple operations have been affected by the reduction in airline flights departing from Maui, because airlift capacity for fresh pineapple is lower. The reduction in visitor activity and decline in consumer confidence have had a negative impact on the retail properties in the Company's Resort and Commercial & Property segments. In an effort to mitigate adverse impacts, the Company has implemented cost reduction measures, including salary reductions, workforce reductions and decreases in scheduled work hours. In addition, some planned capital projects for the remainder of 2001 and for 2002 are being deferred.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the effect of the recent terrorist attacks, the effects of certain foreign trade rulings, the Company's expectations regarding the adequacy of credit facilities and operating cash flows, the decrease in debt level, receipt and use of cash distributions from Kapalua Coconut Grove LLC, and the closing of condominium sales at The Coconut Grove on Kapalua Bay. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first nine months of 2001.


PART II   OTHER INFORMATION
Item 1.   Legal Proceedings
See Part II, Item 1. of Form 10-Q for the quarter ending March
31, 2001 for background information on the following legal proceedings.

On June 7, 2001, the defendants in Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii) filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction and Forum Non Conveniens or, Alternatively, for a Stay Pending Disposition of Related Federal Action and a Motion to Dismiss for Lack of Personal Jurisdiction. A hearing was held on July 17, 2001 and all motions were denied with prejudice. The defendants then requested reconsideration of the Court's denial of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. On August 16, 2001 defendants' Motion for Reconsideration or, in the Alternative, for Authorization to Take an Interlocutory Appeal, filed on July 27, 2001, and plaintiffs' Motion for Rule 11 Sanctions filed on August 8, 2001 came before a hearing and all motions were denied. No trial date has been set.

On June 7, 2001, the defendants in Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division) filed an Answer, Affirmative Defenses and Counterclaim. The counterclaim alleges that the Company infringed on Del Monte's patent rights relating to the pineapple hybrid that Del Monte refers to as "CO-2." The Company believes the counterclaim is without merit. On July 3, 2001, the Company filed a Reply to Counterclaim and a Counterclaim for Declaratory Relief against the defendants. Also on June 7, 2001, the defendants filed a Motion to Dismiss defendants Fresh Del Monte Produce Inc., a Cayman Islands corporation, and Del Monte Fresh Produce Company, a Delaware corporation, for Lack of Personal Jurisdiction. On August 31, 2001, the Company filed a Motion to Bifurcate Del Monte's Patent Counterclaim from the Company's Trademark Claims. On September 7, 2001, the Motion to Dismiss and the Motion to Bifurcate were heard. The Motion to Dismiss was denied as to Del Monte Fresh Produce Company and granted as to Fresh Del Monte Produce, Inc. The Motion to Bifurcate was approved. No trial date has been set.

On September 11, 2001, a complaint against the Company, Del Monte Fresh Produce (Hawaii) Inc. v. Maui Pineapple Company, Ltd., Civil No. 01-1-2671-09 was filed in the First Circuit Court of the State of Hawaii. Maui Pineapple Company (defendant) is the owner of trade secrets consisting of a combination of patented and unpatented inventions, technical information, technology, information and expertise required to construct and operate a machine known as the Maui Pine 1960 Ginaca Machine. A Ginaca machine is a device that peels, cores and otherwise prepares pineapples. In 1979, defendant and Del Monte Corporation (an entity unrelated to the plaintiff) entered into a License Agreement whereby under certain conditions and restrictions, Del Monte Corporation was allowed to build and to use defendant's trade secrets. The suit alleges that the defendant is unjustly prohibiting use of the trade secrets by plaintiff. The plaintiff seeks declaratory relief and legal and other costs. On September 24, 2001, defendant filed a counterclaim citing that the plaintiff was not a party to the License Agreement, that the License Agreement prohibited assignment or sub-licensing under any circumstances, and that use of the defendant's trade secrets by plaintiff is wrongful and unauthorized. Defendant seeks declaratory judgment, injunctive relief, damages, punitive and/or exemplary damages and legal costs. At a conference with the trial judge on October 5, 2001, plaintiff agreed not to use the trade secrets outside of the State of Hawaii. No trial date has been set.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits
   (4)   Instruments Defining the Rights of Security Holders
          4.1(v)    Loan Modification Agreement, effective as of
          June 30, 2001
           (Filed Herewith)


(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.



  November 9, 2001          /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)