Form 10-K
period 2001-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2002-03-22
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 2001
                               OR
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value, as of February 12, 2002, of the voting stock held by non-affiliates of the registrant:
$163,704,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at February 12, 2002
Common Stock, no par value              7,195,800 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 2001 Annual Report to
Security Holders.
Part III - Portions of Proxy Statement dated March 25, 2002.
Exhibit Index--pages 17-19.







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

(b)  Financial Information About Industry Segments
     The information set forth under Note 14 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 2001 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business
     (1)  Pineapple
          Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
           Pineapple is cultivated on two Company-operated plantations on Maui that provided approximately 93% of the fruit processed in 2001. The balance of fruit processed was purchased from an independent Maui grower. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested depending on a number of conditions.
          Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates.
     The cannery is located in a foreign trade zone and operates most of the year; however, over 40% of production volume takes place during June, July and August. The metal containers used in canning pineapple are produced in a Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
          The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers.
          The Company sells fresh whole pineapple and fresh cut pineapple products to retail and wholesale grocers in Hawaii and the continental United States. Research to develop new fresh cut and canned pineapple products is ongoing.
          In 1999, the Company was granted a U.S. patent on its fresh cut pineapple technology, which enhances the quality of the product while extending the shelf life. The extended shelf life allows the Company to set up local warehouse programs, thereby facilitating distribution to retailers.
          Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) was established to market pineapple products produced outside of the state of Hawaii.
                    In 1997, Royal Coast Tropical Fruit Company,
     Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) entered into a joint venture with an Indonesian pineapple grower and canner. The joint venture, Premium Tropicals International LLC, markets and sells Indonesian canned pineapple in the United States.
                    In 1999, Royal Coast Tropical Fruit Company,
     Inc. formed a 51%-owned pineapple production subsidiary in Central America. Pineapple cultivated in Central America is sold principally as fresh whole fruit to the Company's customers in the United States and Europe. Sales of the Company's Central American pineapple began in the fourth quarter of 2000.
          In 2001, approximately 20 domestic customers accounted for about 79% of the Company's pineapple sales. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 2.1%, 3.3% and 3.4% of total pineapple sales in 2001, 2000 and 1999, respectively. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 19.2%, 12.3% and 9.7% of total pineapple sales in 2001, 2000 and 1999, respectively. The Company's pineapple sales office is in Concord, California.
          As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental U.S. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple is shipped by air or by ocean transportation.
          The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are three U.S. companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the U.S. West Coast fresh fruit market and being the only U.S. canner of pineapple. Other canned fruits and fruit juices also are a source of competition. The price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
          The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area is commonly susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 83% of the fields in the Company's Upcountry Maui plantation (Haliimaile) are equipped with drip irrigation systems. Fields that are not drip irrigated are in areas that typically receive adequate rainfall. The Company's drip irrigation systems and Company controlled or operated water sources help to mitigate the effects of periodic drought conditions. However, during periods of prolonged drought, the water supply can drop below levels that are necessary to meet all of the Haliimaile plantation's water requirements.
          For further information regarding Pineapple operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (2)  Resort
          Kapalua Resort is a master-planned, golf resort community on Maui's northwest coast. The Resort encompasses 1,650 acres bordering the ocean with three white sand beaches and includes two hotels, eight residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and sewer transmission utilities are included in the Resort's operating activities. Approximately 300 acres are available for further development within the Kapalua Resort.
          Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's Resort segment. The Resort segment includes the following wholly owned subsidiaries of the Company: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua Resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.), a general brokerage real estate company located within the Resort.
          The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and Kapalua Bay Hotel), as well as the acreage available for development and various on-site administrative and maintenance facilities.
          The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides certain rights benefits and privileges within the Resort for its members.
          In January 2000, the Kapalua Golf Academy and the Hale Irwin-designed Village Course practice facility opened for business. In August 2000, the Village Clubhouse was opened. The clubhouse and golf academy development include an 18-hole putting course and two commercial retail parcels. This development provides the commercial foundation for the central resort area. The current master plan includes a future commercial Town Center, resort spa and additional residential development.
          The Company has begun the planning and entitlement process for a proposed expansion of the Kapalua Resort into approximately 925 acres of Company-owned lands located upslope of the Resort. If and when necessary governmental approvals are secured and the development proceeds, this expansion would, under current plans, include a possible expansion to the Resort's Village Golf Course, development of up to 690 single and multifamily residential units, and commercial components.
          During 2001, the company recognized profit on 20 of the 31 lots in the Pineapple Hill Estates single-family subdivision. Construction of Pineapple Hill Estates subdivision improvements began in the first quarter of 2001 and was substantially completed during the fourth quarter of 2001.
          In 1997, the Company and YCP Site 29, Inc. (YCP), formed a 50/50 joint venture, Kapalua Coconut Grove LLC, to develop a 12-acre parcel adjacent to the hotel. YCP purchased a one-half interest in the land from the Company prior to formation of the venture. Presales of the 36 luxury beachfront condominiums, called The Coconut Grove on Kapalua Bay, began in August of 1999 and sales contracts on all 36 units were concluded by the second quarter of 2000. Mass grading and site work began in the fourth quarter of 1999 and the units were completed in 2001. In 2001, the sale of all 36 condominium units closed escrow as title was delivered to the buyers upon completion of the individual residencesunits.
          The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 2001, approximately 20% of the visitors to Maui were international travelers and 80% were domestic. Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10% of the units available in West Maui and approximately 6% of the total inventory on Maui.
          Nationally televised professional golf tournaments have been a major marketing tool for Kapalua. Since January 1999, Kapalua has successfully hosted the Mercedes Championships, the season opening event for the PGA TOUR. Through the non-profit organization, Kapalua Maui Charities, Inc., the Company has agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at Kapalua through January 2006. Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
          For further information regarding Resort operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (3)  Commercial & Property
          Queen Ka'ahumanu Center (formerly Kaahumanu Center) is the largest retail and entertainment center on Maui with a gross leasable area (GLA) of approximately 570,000 square feet. Queen Ka'ahumanu Center is owned by Kaahumanu Center Associates (KCA), a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. As of December 31, 2001, 131 tenants occupied 96% of the available GLA. Queen Ka'ahumanu Center faces substantial competition from other retail centers in Kahului and other areas of Maui. Kahului has approximately nine major shopping center destinations with a combined GLA of approximately 2.1 million square feet of retail space. Queen Ka'ahumanu Center's primary competitors are the Maui Mall and the Maui Marketplace, both located within three miles of Queen Ka'ahumanu Center.
          Napili Plaza is a 45,000 square foot retail and commercial office center located in West Maui. As of December 31, 2001, 22 tenants occupied 80% of the GLA. Napili Plaza faces competition from several retail locations in the Napili area, which have approximately 231,000 square feet of retail spaceGLA.
          The Company's land entitlement and management activities are included in the Commercial & Property segment. Land entitlement is a lengthy process of obtaining the required county, state and federal approvals to proceed with planned development and use of the Company's land and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with the community and with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements consistent with the needs of the community.
          For further information regarding Commercial & Property operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (4)  Employees
          In 2001, the Company employed approximately 1,830 employees. Pineapple operations employed approximately 510 full-time and approximately 750 seasonal or intermittent employees. Approximately 57% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 460 employees, of which approximately 12% were part-time employees and approximately 30% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 80 employees and approximately 30 employees were engaged in administrative activities.

     (5)  Other Information
          The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $1,073,000 in 2001, $984,000 in 2000 and $839,000 in 1999.
          The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.
          The Company has a commitment relating to the filtration of water wells, as described in Note 15 to Consolidated Financial Statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.
          The Company has a commitment relating to the remediation of certain pesticide-contaminated soilexpects to remediate certain soils on a Company-owned development parcel that contain pesticide residues, as described in Note 15 to Consolidated Financial Statements. The cost of remediation will depend on the various alternatives as to use of the property and the method of remediation. Until the Company makes further progress on obtaining the proper entitlements for the parcel, the ultimate use of the property remains uncertain and therefore an estimate of the remediation cost cannot be made.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
     Export sales only arise in the Company's Pineapple segment.
Export sales of pineapple products are primarily to Japan, Western Europe and Canada. For the last three years, these sales did not exceed 10% of total consolidated revenues.

Executive Officers of Registrant
     Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 2002 or at such time as their successors are elected.

Gary L. Gifford (54)     President and Chief Executive Officer
                         since 1995

Paul J. Meyer (54)       Executive Vice President/Finance since
                         1984

Douglas R. Schenk (49)   Executive Vice President/Pineapple since
                         1995

Donald A. Young (54)     Executive Vice President/Resort &
                         Commercial Property since 2001;
                         Executive Vice President/Resort since
                         1995

J. Susan Corley (58)     Vice President/Human Resourses since
                         2000;
                         Director/Human Resourses 1998 to 2000;
                         Director/Industrial Relations of
                         Reynolds Metals Co., Inc. 1994 to 1998

Scott A. Crockford (46)  Vice President/Retail Property since
                         1995

Robert M. McNatt (55)    Vice President/Land Planning &
                         Development since 2001; Vice
                         President/Development of Kapalua Land
                         Company since 1996

Warren A. Suzuki (49)    Vice President/Land & Water Asset
                         Management since 2001; Vice
                         President/Land Management & Development
                         since 1995

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on Maui. Approximately 30% of the acreage is used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

(a) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
(b) certain easements and rights-of-way that do not materially affect the Company's use of its property;
(c) a mortgage on approximately 4,400 acres used in pineapple operations, which secures the Company's $15 million term loan agreement;
(d) a mortgage on the three golf courses at Kapalua, which secures the Company's $25 million revolving credit facility;
(e) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(f) a $4,629,000 mortgage on the fee interest in Napili Plaza shopping center; and
(g) a small percentage of the Company's land in various locations on which multiple claims exist, for some of which the Company has initiated quiet title actions.

     Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in East Maui and approximately 28 acres are located in Kahului, Maui.
     The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 3,600 acres comprising the Company's Honolua pineapple plantation and approximately 1,650 acres designated for the Kapalua Resort.
     The East Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 3,140 acres are in pineapple operations as the Company's Haliimaile plantation.
     The Kahului acreage includes a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored and the Company's administrative offices.
     Approximately 3,500 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expired on December 31, 1999 and is currently being renegotiated for a minimum term of ten years. Thirteen leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $583,000 in 2001.

Item 3.   LEGAL PROCEEDINGS
     On April 5, 2001, the Company filed a lawsuit against Del Monte Fresh Produce Company, Del Monte Fresh Produce (N.A.), and Del Monte Fresh Produce (Hawaii), Inc. (collectively, Del Monte Fresh), Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii). Del Monte Fresh is one of the Company's principal competitors in the fresh pineapple products business. In this lawsuit, the Company maintains that it co-owns and has the right to grow, develop, market, license and otherwise use two hybrid pineapple varieties that were jointly developed by the Company and the predecessor of Del Monte Fresh through the Pineapple Research Institute of Hawaii. The first hybrid, which the Company refers to as "73-50" and which Del Monte Fresh refers to as "CO-2" is marketed by the Company under its "Hawaiian Gold" registered trademark. The second hybrid, which the Company refers to as "73-114" and which Del Monte Fresh refers to as "MD-2" is marketed by the Company outside the United States under its "Royal Coast" label and is marketed by Del Monte Fresh as "Del Monte Gold - Extra-Sweet Pineapple" registered trademark. Del Monte Fresh disputes the Company's co-ownership of and rights to these hybrids. In the lawsuit, the Company seeks declaratory relief regarding its co-ownership and rights as well as monetary damages, restitution, injunctive relief, legal fees and costs and punitive damages.
Del Monte Fresh disputes the Company's co-ownership of and rights to these hybrids and has asserted a counterclaim against the Company seeking declaratory relief as well as damages. Discovery is ongoing in this action and no trial date has been set.

     On April 12, 2001, the Company filed a separate lawsuit against Del Monte Fresh as well as Fresh Del Monte Produce, Inc.
and Del Monte Corporation, Maui Pineapple Company, Ltd., et al.
v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of
California (San Francisco Division).  In this lawsuit, the
Company maintains that the defendants have, in their marketing of pineapple and other fruit and vegetable products, infringed on and diluted the Company's "Hawaiian Gold" registered trademark in violation of the federal Lanham Act and state and common law prohibitions on unfair competition, dilution, and trademark and advertising infringement. The Company seeks preliminary and permanent injunctive relief, compensatory damages, restitution, attorney's fees, legal costs, treble damages and punitive damages. One of the defendants in this action, Del Monte Fresh Produce N.A., Inc., has filed a counterclaim alleging that the Company has infringed on its patent on one of the pineapple hybrid varieties that is the subject of the Second Circuit Court, State of Hawaii action that is described in the paragraph above. In that counterclaim, Del Monte seeks injunctive relief, damages, treble damages, interest and attorneys' fees. Discovery is ongoing in this action and no trial date has been set.

     On September 11, 2001, a complaint against the Company, Del Monte Fresh Produce (Hawaii) Inc. v. Maui Pineapple Company, Ltd., Civil No. 01-1-2671-09, was filed in the First Circuit Court of the State of Hawaii. Maui Pineapple Company (defendant) is the owner of trade secrets consisting of a combination of patented and unpatented inventions, technical information, technology, information and expertise required to construct and operate a machine known as the Maui Pine 1960 Ginaca Machine. A Ginaca machine is a device that peels, cores and otherwise prepares pineapples. In 1979, defendant and Del Monte Corporation (an entity unrelated to the plaintiff) entered into a License Agreement whereby under certain conditions and restrictions, Del Monte Corporation was allowed to build and to use defendant's trade secrets. The suit alleges that the defendant is unjustly prohibiting use of the trade secrets by plaintiff. The plaintiff seeks declaratory relief and legal and other costs. On September 24, 2001, defendant filed a counterclaim citing that the plaintiff was not a party to the License Agreement, that the License Agreement prohibited assignment or sub-licensing under any circumstances, and that use of the defendant's trade secrets by plaintiff is wrongful and unauthorized. Defendant seeks declaratory judgment, injunctive relief, damages, punitive and/or exemplary damages and legal costs. At a conference with the trial judge on October 5, 2001, plaintiff agreed not to use the trade secrets outside of the state of Hawaii. The parties have filed cross motions for summary judgment on their claims. No trial date has been set.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
     The information set forth under the caption "Common Stock" on page 20 of the Maui Land & Pineapple Company, Inc. 2001 Annual
Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 2001 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Maui Land & Pineapple Company, Inc. 2001 Annual Report is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
     "Market Risk" on page 24 of the Maui Land & Pineapple
Company, Inc. 2001 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Earnings (unaudited)" on pages 7 through 19 of the Maui Land & Pineapple Company, Inc. 2001 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the captions "Security Ownership of Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" on pages 6 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 25, 2002, is incorporated herein by reference.
     Information regarding the registrant's executive officers is included in Part I, Item 1. BUSINESS.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive Compensation" on pages 10 through 14 and under the subcaption "Directors' Meetings and Committees" on page 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 25, 2002, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Maui Land & Pineapple Company, Inc. Proxy
Statement, dated March 25, 2002, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation
Committee Interlocks and Insider Participation" on page 14 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March
25, 2002, is incorporated herein by reference.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements of Maui Land & Pineapple
Company, Inc. and subsidiaries and the Independent Auditors'
Report are included in Item 8 of this report:

     Consolidated Balance Sheets, December 31, 2001 and 2000 Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 2001, 2000 and 1999 Consolidated Statements of Comprehensive Income for the
      Years Ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land &
Pineapple Company, Inc. and subsidiaries and the Independent
Auditors' Report is filed herewith:

     II.  Valuation and Qualifying Accounts for the Years Ended
          December 31, 2001, 2000 and 1999.

     (a)  3.   Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 17 to 19 of this Form 10-K.

     (b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     (d) The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 2001, 2000 and 1999 are filed as exhibits. The Financial Statements of Kapalua Coconut Grove, LLC for the Years Ended December 31, 2001, 2000 (unaudited) and 1999 (unaudited) are filed as exhibits.







INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon, dated February 12, 2002. Such consolidated financial statements and report are included in your 2001 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 12, 2002






                                                                SCHEDULE II

                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                        ADDITIONS
                                      (DEDUCTIONS)
                           ADDITIONS    CHARGED
              BALANCE AT   CHARGED TO   TO OTHER                   BALANCE
              BEGINNING    COSTS AND    ACCOUNTS     DEDUCTIONS     AT END
DESCRIPTION   OF PERIOD    EXPENSES   (describe)(a) (describe)(b) OF PERIOD
                           (Dollars in Thousands)

Allowance for
 Doubtful Accounts
     2001       $1,043      $  245      $     6        $(588)       $ 706

     2000          793         465                      (215)       1,043

     1999 (c)      504         291           161        (163)         793



(a)  Recoveries.
(b)  Write off of uncollectible accounts.
(c)  Restated to include allowance for non-current receivables.






                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MAUI LAND & PINEAPPLE COMPANY, INC.

March 22, 2002                By /S/GARY L. GIFFORD
                                 Gary L. Gifford
                                 President & Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   /S/RICHARD H. CAMERON              Date    MARCH 22, 2002
     Richard H. Cameron
     Chairman of the Board

By   /S/PAUL J. MEYER                   Date    MARCH 22, 2002
     Paul J. Meyer
     Executive Vice President/Finance
     (Principal Financial Officer)

By   /S/ADELE H. SUMIDA                 Date    MARCH 22, 2002
     Adele H. Sumida
     Controller & Secretary
     (Principal Accounting Officer)

By   /S/JOHN H. AGEE                    Date    MARCH 22, 2002
     John H. Agee
     Director

By   /S/DAVID A. HEENAN                 Date    MARCH 22, 2002
     David A. Heenan
     Director

By   /S/RANDOLPH G. MOORE               Date    MARCH 22, 2002
     Randolph G. Moore
     Director

By   /S/CLAIRE C. SANFORD               Date    MARCH 22, 2002
     Claire C. Sanford
     Director

By   /S/FRED E. TROTTER III             Date    MARCH 22, 2002
     Fred E. Trotter III
     Director





                        INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.        Articles of Incorporation and By-laws
3   (i)   Restated Articles of Association, as of February
          24, 2000.
3   (ii)  Bylaws (Amended as of March 29, 1999).  Exhibit
          (3ii) to Form 10-Q for the quarter ended March 31, 1999.

4.        Instruments Defining the Rights of Security Holders.
          Instruments defining the rights of holders of long-term debt have not been filed as exhibits where the amount of debt authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.1 (i)   Amended and Second Restated Revolving Credit and
          Term Loan Agreement, dated as of December 4, 1998.
          Exhibit 4.1(i) to Form 10-K for the year ended December
          31, 1998.
    (ii)  1999 Loan Modification Agreement, dated as of December 30,
          1999.
    (iii) 2000 Loan Modification Agreement, effective as of
          June 30, 2000. Exhibit 4 to Form 10-Q for the quarter ended June 30, 2000.
    (iv) Loan Modification Agreement (December 2000), effective as of December 11, 2000. Exhibit 4.1(iv) to Form 10-K for the year ended December 31, 2000.
    (v)   Loan Modification Agreement (June 2001), effective as of
          June 30, 2001. Exhibit 4.1(v) to Form 10-Q for the quarter ended September 30, 2001.
    (vi)* Loan Modification Agreement (September 2001), effective as of September 30, 2001.
    (vii)*Amended and Third Restated Revolving Credit and
          Term Loan Agreement, dated as of December 31, 2001.

4.2 (i)   Bridge Loan Agreement between Pacific Coast Farm
          Credit Services, ACA and Maui Land & Pineapple Company,
          Inc., dated December 30, 1998.  Exhibit 4.2(i) to Form
          10-K for the year ended December 31, 1998.
    (ii)  Term Loan Agreement between Pacific Coast Farm Credit
          Services and Maui Land & Pineapple Company, Inc., entered into as of June 1, 1999. Exhibit 4(A) to Form 10-Q for the quarter ended June 30, 1999.
    (iii) Modifications to Term Loan Agreement, dated February 16, 2000.
    (iv) Amendment to Loan Agreement entered into on March 23, 2001 and effective as of December 31, 2000. Exhibit (4)A to Form 10-Q for the quarter ended March 31, 2001.
    (v)*  Amendment to Loan Agreement, made as of December 31, 2001.

10.       Material Contracts
10.1(i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 23, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
    (ii)  Cost Overrun Guaranty Agreement, dated June 28,
          1993.  Exhibit (10)B of Form 10-Q for the quarter ended
          June 30, 1993.
    (iii) Environmental Indemnity Agreement, dated June
          28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
    (iv)  Indemnity Agreement, dated June 28, 1993.  Exhibit
          (10)D to Form 10-Q for the quarter ended June 30, 1993.
    (v) Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
    (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
    (vii) Conversion Agreement, dated April 27, 1995.
          Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
    (viii)Indemnity Agreement, dated April 27, 1995.
          Exhibit (10)D to Form 8-K, dated as of April 30, 1995.

10.2(i)   Second Amended and Restated Hotel Ground Lease (The
          Ritz-Carlton, Kapalua) between Maui Land & Pineapple Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK Hawaii-Maui (Lessee), effective as of January 31, 2001.

10.3      Compensatory plans or arrangements
    (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
    (ii) Executive Insurance Plan (Amended). Exhibit (10)A to Form 10-K for the year ended December 31, 1980.
    (iii) Supplemental Executive Retirement Plan (effective as of
          January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.
    (iv)  Restated and Amended Executive Change-In-Control
          Severance Agreement (Gary L. Gifford, President/CEO), dated as of March 16, 1999. Exhibit 10.3 (iv) to Form
          10-K for the year ended December 31, 1998.
    (v)   Restated and Amended Executive Change-In-Control
          Severance Agreement (Paul J. Meyer, Executive Vice
          President/Finance), dated as of March 17, 1999.
          Exhibit 10.3 (v) to Form 10-K for the year ended
          December 31, 1998.
    (vi)  Restated and Amended Executive Change-In-Control
          Severance Agreement (Donald A. Young, Executive Vice
          President/Resort), dated as of March 16, 1999.  Exhibit
          10.3 (vi) to Form 10-K for the year ended December 31,
          1998.
    (vii) Restated and Amended Executive Change-In-
          Control Severance Agreement (Douglas R. Schenk,
          Executive Vice President/Pineapple), dated as of March
          23, 1999. Exhibit 10.3 (vii) to Form 10-K for the year ended December 31, 1998.
    (viii)Restated and Amended Change-In-Control
          Severance Agreement (Warren A. Suzuki, Vice
          President/Land Management), dated as of March 16, 1999.
          Exhibit 10.3 (viii) to Form 10-K for the year ended
          December 31, 1998.
    (ix)  Restated and Amended Change-In-Control Severance
          Agreement (Scott A. Crockford, Vice President/Retail
          Property), dated as of March 16, 1999. Exhibit 10.3
          (ix) to Form 10-K for the year ended December 31, 1998.
    (x)   Executive Severance Plan, as amended through November 6,
          1998.  Exhibit 10.3 (x) to Form 10-K for the year ended
          December 31, 1998.


10.4(i)   Hotel Ground Lease between Maui Land & Pineapple
          Company, Inc. and The KBH Company.  Exhibit (10)B to
          Form 10-Q for the quarter ended September 30, 1985.
    (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.5(i)   Settlement Agreement and Release of All Claims
          (Board of Water Supply of the County of Maui vs. Shell
          Oil Company, et al.)

11.       Statement re computation of per share earnings:
          Net Income (Loss) divided by weighted Average Common
          Shares Outstanding equals Net Income (Loss) Per Common
          Share.

13.*      Annual Report to Security Holders:  Maui Land &
          Pineapple Company, Inc. 2001 Annual Report.

21.       Subsidiaries of registrant:
          All of the following were incorporated in the State of Hawaii:
          Maui Pineapple Company, Ltd.
          Kapalua Land Company, Ltd.
          Kapalua Advertising Company, Ltd.
          Kapalua Water Company, Ltd.
          Kapalua Waste Treatment Company, Ltd.
          Honolua Plantation Land Company, Inc.

99.       Additional Exhibits.

99.1*     Financial Statements of Kaahumanu Center
          Associates for the years ended December 31, 2001, 2000 and 1999.

99.2* Financial Statements of Kapalua Coconut Grove, LLC for the years ended December 31, 2001, 2000 (unaudited) and 1999 (unaudited).