Form 10-Q
period 2002-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2002-05-09
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2002
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code:(808)877-3351

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

        Class                      Outstanding at May 6, 2002
Common Stock, no par value              7,195,800 shares






              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES



                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 2002 (Unaudited) and December 31, 2001              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 2002 and 2001 (Unaudited)        4

Condensed Statements of Comprehensive Income
   Three Months Ended March 31, 2002 and 2001 (Unaudited)       5

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 2002 and 2001 (Unaudited)        6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                    12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12







PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS
                                                 Unaudited
                                                  3/31/02     12/31/01
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    779    $   2,173
  Accounts and notes receivable                    13,826       15,992
  Inventories                                      27,676       26,425
  Other current assets                              4,581        4,510
    Total current assets                           46,862       49,100

Property                                          256,894      255,306
  Accumulated depreciation                       (145,006)    (142,260)
    Property - net                                111,888      113,046

Other Assets                                       14,204       14,287
Total                                             172,954      176,433


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   4,102        3,759
  Trade accounts payable                            6,517       10,534
  Other current liabilities                         7,763        9,344
    Total current liabilities                      18,382       23,637

Long-Term Liabilities
  Long-term debt and capital lease obligations     40,030       39,581
  Accrued retirement benefits                      24,126       24,072
  Equity in losses of joint venture                11,794       11,518
  Other long-term liabilities                       3,639        3,636
    Total long-term liabilities                    79,589       78,807

Minority Interest in Subsidiary                       764          570

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Retained earnings                                61,842       61,066
  Accumulated other comprehensive loss                (78)        (102)
    Stockholders' equity                           74,219       73,419
Total                                            $172,954    $ 176,433

See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Three Months Ended
                                         3/31/02      3/31/01
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                             $ 25,110     $ 27,417
  Operating income                        10,359       11,120
  Other income                               816          193

Total Revenues                            36,285       38,730

Costs and Expenses
  Cost of goods sold                      16,056       18,917
  Operating expenses                       8,344        8,832
  Shipping and marketing                   4,748        4,392
  General and administrative               5,123        4,397
  Interest                                   581          872
  Equity in losses of joint ventures         240           68

Total Costs and Expenses                  35,092       37,478

Income Before Income Taxes                 1,193        1,252

Income Tax Expense                           417          473

Net Income                                   776          779

Retained Earnings, Beginning of Period    61,066       53,498

Retained Earnings, End of Period          61,842       54,277

Per Common Share
  Net income                            $    .11      $   .11


See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)


                                           Three Months Ended
                                         3/31/02       3/31/01
                                         (Dollars in Thousands)


Net Income                              $    776      $     779

Other Comprehensive Income (Loss) - Foreign
  Currency Translation Adjustment             24             (3)

Comprehensive Income                    $    800      $     776



See accompanying Notes to Condensed Financial Statements.







       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Three Months Ended
                                         3/31/02       3/31/01
                                         (Dollars in Thousands)


Net Cash Provided by Operating
  Activities                            $     22      $  2,323

Investing Activities
  Purchases of property                   (2,474)       (4,544)
  Other                                       72            11

Net Cash Used in Investing Activities     (2,402)       (4,533)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (5,504)      (12,978)
  Proceeds from long-term debt             6,100        14,850
  Proceeds from short-term debt              300            10
  Other                                       90            22

Net Cash Provided by Financing Activities    986         1,904

Net Decrease in Cash                      (1,394)         (306)

Cash and Cash Equivalents
  at Beginning of Period                   2,173           351

Cash and Cash Equivalents
  at End of Period                      $    779      $     45

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $590,000 and $855,000 was paid during the three months ended March 31, 2002 and 2001, respectively. Income taxes of $1,480,000 and $611,000 were paid during the three months ended March 31, 2002 and 2001, respectively.

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2002 and 2001.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2002 and 2001 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $690,000 and $689,000 at March 31, 2002 and December 31, 2001, respectively.

5. Inventories as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                           3/31/02    12/31/01

   Pineapple products
      Finished goods                      $ 12,653    $ 13,968
      Work in progress                       3,936         663
      Raw materials                          1,556       1,191
   Real estate held for sale                 2,937       3,709
   Merchandise, materials and supplies       6,594       6,894

   Total Inventories                      $ 27,676    $ 26,425


6.  Business Segment Information (in thousands):

                                        Three Months Ended March 31
                                             2002         2001
  Revenues
    Pineapple                             $ 19,342     $ 21,106
    Resort                                  15,220       16,344
    Commercial & Property                    1,723        1,279
    Other                                       --            1
  Total Revenues                            36,285       38,730

  Operating Profit (Loss)
    Pineapple                               (1,141)        (967)
    Resort                                   2,956        3,372
    Commercial & Property                      319           26
    Other                                     (360)        (307)
  Total Operating Profit                     1,774        2,124
  Interest Expense                            (581)        (872)
  Income Tax Expense                          (417)        (473)

  Net Income                              $    776     $    779

7. Average common shares outstanding for the interim periods ended March 31, 2002 and 2001 were 7,195,800.

8. At March 31, 2002 and 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.

9. The Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Such adoption did not have a material impact on the financial position, results of operations and cash flows of the Company for the interim period ended March 31, 2002.





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

The Company reported consolidated net income of $776,000 for the first quarter of 2002; net income for the first quarter of 2001 was $779,000. Consolidated revenues for the first quarter of 2002 were $36.3 million or $2.4 million lower than the first quarter of 2001. In the first quarter of 2002, operating profit from the sale of resort real estate inventories and a real estate sale in the Commercial & Property segment more than offset consolidated operating losses from the Company's other operations. In the first quarter of 2001, approximately 50% of the Company's consolidated operating profit was from the sale of real estate inventories.

General and administrative expenses (including amounts allocated to the business segments) for the first quarter of 2002 were higher by $726,000 or 17% as compared to the first quarter of 2001. Higher pension cost primarily because of lower investment results in 2001, increased legal fees largely related to lawsuits in the Pineapple segment and higher general insurance expense were primarily responsible for the increase in general and administrative expenses. Insurance costs have increased significantly in 2002 because of the impact of the events of September 11, 2001 on the insurance industry.

Interest expense for the first quarter of 2002 was lower by $291,000 or 33% compared to the first quarter of 2001 as a result of lower interest rates and lower average borrowings. Average borrowings were lower in the first quarter of 2002 compared to the first quarter of 2001, because cash flow from operating activities in the fourth quarter of 2001 was used to reduce borrowings.

Pineapple

The Pineapple segment reported an operating loss of $1,141,000 for the first quarter of 2002 compared to an operating loss of $967,000 for the first quarter of 2001. Pineapple revenues for the first quarter of 2002 were $19.3 million compared to $21.1 million for the first quarter of 2001. The reduction in revenues was primarily due to lower case sales volume and lower average sales prices for canned pineapple products, partially offset by increased revenues from fresh product sales. While the average cost per case sold was lower in the first quarter of 2002, higher marketing costs and general and administrative expenses contributed to the increased operating loss.

For the first two months of 2002, imports of canned pineapple into the United States increased as compared to the same period a year ago and the average unit value of these imports decreased. This has kept downward pressure on pricing for canned pineapple. However, imports of canned pineapple from Thailand for the month of February 2002 were lower than a year earlier, which is consistent with the Company's understanding that supplies of pineapple products from certain pineapple producing countries have been tightening. The Company believes that higher pricing may reflect the reduction in supply later in 2002.

The Company has filed requests for exemptions from the recently imposed steel tariff for each specification of tin-coated steel that it uses to manufacture cans in its Kahului cannery. If the exemptions are not granted, the Company's cost in 2002 for tin-coated steel is expected to increase by approximately $300,000. The Company expects that it may receive decisions by the end of July 2002.


Resort

Kapalua Resort produced an operating profit of $2,956,000 for the first quarter of 2002 compared to an operating profit of $3,372,000 for the first quarter of 2001. Revenues from the Resort were $15.2 million for the first quarter of 2002 compared to $16.3 million for the first quarter of 2001.

The reduction in revenues and operating profit for the first quarter of 2002 is principally due to reduced golf play, lower merchandise sales and reductions in contributions from other Resort operations due to fewer visitors to Kapalua as reflected by lower room occupancies. The Company's Kapalua Villas (short-term rental program) reported higher average room rates for the first quarter of 2002 as compared to the first quarter of 2001, which partially offset the reduction in revenues attributable to the decline in occupancy. Operating profit from the sale of real estate inventories for the first quarter of 2002 exceeded the first quarter of 2001 by approximately $300,000.

The island of Maui as well as the state of Hawaii experienced lower hotel and condominium room occupancies and average room rates in the first quarter of 2002 as compared to the first quarter of 2001. March 2002 was the fourteenth consecutive month of decrease in statewide room occupancies for Hawaii. While the Company is aggressively marketing the Kapalua Resort, indications are that the trend of decreased occupancy for 2002 compared to 2001 may continue.

Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the first quarter of 2002 are not necessarily indicative of future performance trends for this segment.


Commercial & Property

The Commercial & Property segment reported operating profit of $319,000 for the first quarter of 2002 compared to $26,000 for the first quarter of 2001. Revenues from this segment were $1.7 million for the first quarter of 2002 compared to $1.3 million for the first quarter of 2001. The improved results for the first quarter of 2002 reflect a $622,000 gain on the sale of a real estate parcel, partially offset by lower operating results from Queen Kaahumanu Center. Increased losses from Queen Kaahumanu Center in the first quarter of 2002 were principally due to lower occupancy of gross leasable area, reduced tenant sales and lease cancellation fees that were included in the Center's results for the first quarter 2001. The reduction in results from Queen Kaahumanu Center reflects the oversupply of retail commercial space on Maui. It also indicates that the trend of lower occupancies and tenant sales in 2002 compared to 2001 is likely to continue.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

At March 31, 2002, total debt, including capital leases, was $44.1 million compared to $43.3 million at year-end 2001. The Company's borrowings are expected to increase in the second and third quarters of 2002 as the seasonal pineapple inventory financing reaches its peak. The Company's unused long- and short-term credit lines, which totaled $12.4 million at March 31, 2002, together with cash flows from operating activities are estimated to be sufficient to cover the Company's cash requirements for 2002. The sale of real estate inventories and the level of funding that may be required for Queen Kaahumanu Center are significant variables in the projection of cash flows for 2002.

Consolidated cash flow from operating activities was $22,000 for the first quarter of 2002 compared to $2.3 million for the first quarter of 2001. Most of the reduction in cash flows was due to a higher amount of cash receipts from real estate sales in the first quarter of 2001 and the timing of payment of income taxes related to prior year's income. The cash receipts received with the closing of lot sales at Pineapple Hill Estates in the first quarter of 2001 were recorded as deferred revenues.

The Company's capital expenditures and expenditures for general planning and land entitlements are expected to be approximately $11.3 million in 2002. Approximately $3.2 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or new equipment financing loans.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's belief regarding the effect of imports on canned pineapple pricing and the Company's expectations regarding the adequacy of credit facilities and operating cash flows. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first three months of 2002.


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.



    May 8, 2002             /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)