Form 10-Q
period 2002-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2002-08-05
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 2002
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                    Outstanding at August 2, 2002
Common Stock, no par value              7,195,800 shares








              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES




                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 2002 (Unaudited) and December 31, 2001               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 2002 and 2001 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
  Six Months Ended June 30, 2002 and 2001 (Unaudited)           5

Condensed Statements of Comprehensive Income (Loss),
  Three Months Ended June 30, 2002 and 2001 (Unaudited)         6

Condensed Statements of Comprehensive Income (Loss),
  Six Months Ended June 30, 2002 and 2001 (Unaudited)           6

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 2002 and 2001 (Unaudited)           7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders   15

Item 6.  Exhibits and Reports on Form 8-K                      15







PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                 Unaudited
                                                  6/30/02     12/31/01
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    908    $   2,173
  Accounts and notes receivable                    13,728       15,992
  Inventories                                      31,930       26,425
  Other current assets                              5,524        4,510
    Total current assets                           52,090       49,100

Investment and other assets                        13,712       14,287

Property                                          260,563      255,306
  Accumulated depreciation                       (147,729)    (142,260)
    Property - net                                112,834      113,046

Total                                             178,636      176,433

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
    and capital lease obligations                   5,407        3,759
  Trade accounts payable                            8,241       10,534
  Other current liabilities                         6,981        9,344
    Total current liabilities                      20,629       23,637

Long-Term Liabilities
  Long-term debt and capital lease obligations     44,262       39,581
  Accrued retirement benefits                      24,401       24,072
  Equity in losses of joint venture                12,209       11,518
  Other long-term liabilities                       4,015        3,636
    Total long-term liabilities                    84,887       78,807

Minority Interest in Subsidiary                       975          570

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                59,776       61,066
  Accumulated other comprehensive loss                (86)        (102)
    Stockholders' equity                           72,145       73,419

Total                                            $178,636    $ 176,433

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         6/30/02      6/30/01
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $25,227      $29,367
  Operating income                         8,092        9,202
  Other income                               242          654

Total Revenues                            33,561       39,223

Costs and Expenses
  Cost of goods sold                      16,814       19,705
  Operating expenses                       8,316        8,677
  Shipping and marketing                   4,761        4,701
  General and administrative               5,830        4,971
  Interest                                   572          678
  Equity in losses of joint ventures         388           73

Total Costs and Expenses                  36,681       38,805

Income (Loss) Before Income Taxes         (3,120)         418

Income Tax Expense (Credit)               (1,054)         153

Net Income (Loss)                         (2,066)         265

Retained Earnings, Beginning of Period    61,842       54,277

Retained Earnings, End of Period          59,776       54,542

Per Common Share
  Net Income (Loss)                      $ (0.29)      $  .04


See accompanying Notes to Condensed Financial Statements.








      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                           Six Months Ended
                                         6/30/02      6/30/01
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $50,337      $56,784
  Operating income                        18,451       20,322
  Other income                             1,058          847

Total Revenues                            69,846       77,953

Costs and Expenses
  Cost of goods sold                      32,870       38,622
  Operating expenses                      16,660       17,509
  Shipping and marketing                   9,509        9,093
  General and administrative              10,953        9,368
  Interest                                 1,153        1,550
  Equity in losses of joint ventures         628          141

Total Costs and Expenses                  71,773       76,283

Income (Loss) Before Income Taxes         (1,927)       1,670

Income Tax Expense (Credit)                 (637)         626

Net Income (Loss)                         (1,290)       1,044

Retained Earnings, Beginning of Period    61,066       53,498

Retained Earnings, End of Period          59,776       54,542

Per Common Share
  Net Income (Loss)                      $  (.18)      $  .15



See accompanying Notes to Condensed Financial Statements.








      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
       CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED)



                                           Three Months Ended
                                         6/30/02       6/30/01
                                         (Dollars in Thousands)


Net Income (Loss)                        $(2,066)      $    265

Other Comprehensive Loss - Foreign Currency
  Translation Adjustment                      (8)           (13)

Comprehensive Income (Loss)              $(2,074)      $    252







                                            Six Months Ended
                                         6/30/02       6/30/01
                                         (Dollars in Thousands)


Net Income (Loss)                        $(1,290)      $  1,044

Other Comprehensive Income (Loss) - Foreign
  Currency Translation Adjustment             16            (16)

Comprehensive Income (Loss)              $(1,274)      $  1,028




See accompanying Notes to Condensed Financial Statements.








      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                            Six Months Ended
                                         6/30/02       6/30/01
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
 Operating Activities                    $(2,217)      $ 5,011

Investing Activities
  Purchases of property                   (5,416)       (8,483)
  Proceeds from disposal of property         630           407
  Increases in other assets                 (996)          (57)

Net Cash Used in Investing Activities     (5,782)       (8,133)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (8,823)      (21,939)
  Proceeds from long-term debt            14,389        25,134
  Proceeds from short-term debt            1,000            10
  Other                                      168           212

Net Cash Provided by Financing Activities  6,734         3,417

Net Increase (Decrease) in Cash           (1,265)          295

Cash and Cash Equivalents
  at Beginning of Period                   2,173           351

Cash and Cash Equivalents
  at End of Period                       $   908       $   646

Supplemental Disclosure of Cash Flow Information - Interest (net of amounts capitalized) of $1,137,000 and $1,637,000 was paid during the six months ended June 30, 2002 and 2001, respectively. Income taxes of $1,483,000 and $627,000 were paid during the six months ended June 30, 2002 and 2001, respectively.


See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present that statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $694,000 and $689,000 at June 30, 2002 and December 31, 2001, respectively.

5. Inventories as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                            6/30/02    12/31/01

     Pineapple products
        Finished goods                      $10,663     $13,968
        Work in progress                      9,334         663
        Raw materials                         1,936       1,191
     Real estate held for sale                3,039       3,709
     Merchandise, materials and supplies      6,958       6,894

     Total Inventories                      $31,930     $26,425








6.   Business Segment Information (in thousands):

                      Three Months Ended         Six Months Ended
                            June 30                  June 30
                         2002      2001           2002      2001
  Revenues
    Pineapple        $ 22,163  $ 22,043       $ 41,505  $ 43,149
    Resort             10,309    16,005         25,529    32,349
    Commercial &
      Property          1,088     1,169          2,811     2,448
    Other                   1         6              1         7
  Total Revenues       33,561    39,223         69,846    77,953

  Operating Profit (Loss)
    Pineapple          (1,322)     (989)        (2,463)   (1,956)
    Resort               (400)    2,804          2,556     6,176
    Commercial &
      Property           (458)     (404)          (139)     (378)
    Other                (368)     (315)          (728)     (622)
  Total Operating Profit
    (Loss)             (2,548)    1,096           (774)    3,220
  Interest Expense       (572)     (678)        (1,153)   (1,550)
  Income Tax (Expense)
    Credit              1,054      (153)           637      (626)

  Net Income (Loss)  $ (2,066)  $   265       $ (1,290)  $ 1,044


7. Average common shares outstanding for the interim periods ended June 30, 2002 and 2001 were 7,195,800. The Company has no securities outstanding that would potentially dilute common shares outstanding.

8. At June 30, 2002 and 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.

9. The Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Such adoption did not have a material impact on the financial position, results of operations and cash flows of the Company for the interim period ended June 30, 2002.







Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS


Consolidated


The Company reported a consolidated net loss of $2.1 million for the second quarter of 2002 compared to net income of $265,000 for the second quarter of 2001. For the first half of 2002 the Company generated a net loss of $1,290,000 compared to net income of $1,044,000 for the first half of 2001. Consolidated revenues were lower by 14% and 10%, respectively, for the second quarter and first half of 2002 compared to the same periods in 2001.


General and administrative expenses (including amounts allocated to the business segments) for the second quarter and first half of 2002 were higher by 17% for both periods as compared to the same periods in 2001. Increased payroll expenses primarily reflecting wage adjustments; higher pension costs largely due to poor investment results in 2001; increased legal fees related to lawsuits in the Pineapple segment; and increases in general insurance costs all contributed to the increased expense in 2002. Insurance costs have increased significantly in 2002 due in part to the impact of the events of September 11, 2001 on the insurance industry.


Interest expense was lower by 16% and 26%, respectively, for the second quarter and first half of 2002 compared to the same periods in 2001 primarily because of lower average interest rates. Average borrowings were also lower in 2002 compared to 2001, because cash flows from operating activities in the fourth quarter of 2001 were used to reduce borrowings.


Pineapple


The Pineapple segment reported an operating loss of $1,322,000 for the second quarter of 2002 compared to an operating loss of $989,000 for the second quarter of 2001. For the first half of 2002, the Pineapple segment produced an operating loss of $2,463,000 compared to an operating loss of $1,956,000 for the first half of 2001. Revenues of $22.2 million for the second quarter of 2002 were slightly higher than the second quarter of 2001. For the first half of 2002, revenues of $41.5 million were 4% lower than the same period a year earlier.


Case sales volume of canned pineapple was lower in the second quarter and first half of 2002 compared to the same periods in 2001 reflecting highly competitive market conditions. The Company's average cost per case sold was slightly lower in the second quarter and first half of 2002 compared with the same periods in 2001. Higher shipping and selling expenses primarily because of airfreight surcharges, which were effective as of December 2001, and the increased general and administrative costs discussed above contributed to the increased operating loss from the Pineapple segment.


The average sales price for the Company's canned pineapple products for the second quarter of 2002 was comparable to the second quarter of 2001, but the average sales price for the first half of 2002 was lower than the same period in 2001. Revenues from fresh pineapple products were higher in the second quarter and the first half of 2002, which partially offset the reduction in revenues from canned product sales.


For the first five months of 2002, the volume of imports of canned pineapple into the United States increased and the average unit value of these imports also increased as compared to the same period in 2001. While the increase in average unit value is consistent with the Company's understanding that the availability of canned pineapple from certain foreign countries may be tightening, the increase in volume continues to negatively affect the market for the Company's products.


In June 2002, the tin-coated steel used by the Company to manufacture cans in its Kahului cannery was exempted from increased tariffs that the United States is currently imposing on steel imports.


Resort


Kapalua Resort reported an operating loss of $400,000 for the second quarter of 2002 compared an operating profit of $2.8 million for the second quarter of 2001. For the first half of 2002, the Resort segment produced an operating profit of $2.6 million as compared to an operating profit of $6.2 million for the first half of 2001. Revenues for the second quarter and first half of 2002 were lower by 36% and 21%, respectively, as compared to the same periods in 2001. The reduction in revenues and operating profit from the Resort segment was due to lower contributions from real estate sales, reduced golf play, lower merchandise sales and reductions in contributions from other Resort operations due to fewer visitors to Kapalua as reflected by lower room occupancies.


Partially offsetting declines resulting from lower occupancies was a higher average room rate in 2002 at the Company's Kapalua
Villas (short-term rental program). Also, real estate commissions on property resales increased in 2002, principally reflecting higher sales prices for the properties.


Resort operating profit from the sale of real estate development projects for the second quarter and first half of 2002 was lower by $2.5 million and $2.2 million, respectively, as compared to the same periods in 2001.


In the first half of 2002, the sale of two lots at Pineapple Hill Estates and two lots at Plantation Estates closed escrow. The aggregate sales price of these four lots was $2.8 million. In early July 2002, four additional Pineapple Hill Estates sales contracts with aggregate sales price of approximately $2.4 million were concluded and in escrow. These lot sales are expected to close in the third quarter.


The first half of 2001 included the recognition of profit of $3.0 million for the sale of 18 lots at Pineapple Hill Estates, on the percentage-of-completion method. Construction of subdivision improvements for Pineapple Hill Estates began in March 2001 and was completed in November 2001. In June 2001, sales of units in The Coconut Grove luxury condominium project began to close escrow resulting in approximately $700,000 of operating profit recognized by the Resort segment in the second quarter of 2001. The closing of sales for all units in this condominium project were completed by year-end 2001. The Kapalua Coconut Grove LLC was a joint venture in which the Company had a 50% interest.


Hotel room occupancies for the State of Hawaii increased in June 2002 for the second consecutive month since January 2001. However, for the first half of 2002 room occupancies for the State were lower than the same period a year ago. June 2002 hotel room occupancies for the island of Maui as well as for Kapalua continued to decline compared to the same periods in 2001.


Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the second quarter of 2002 are not necessarily indicative of future performance trends for this segment.


Commercial & Property


The Commercial & Property segment reported an operating loss of $458,000 for the second quarter of 2002 compared to an operating loss of $404,000 for the second quarter of 2001. For the first half of 2002, the segment produced an operating loss of $139,000 compared to an operating loss of $378,000 for the same period a year earlier. Results for the first half of 2002 included a non-recurring $622,000 gain on the sale of a real estate parcel. Revenues of $1.1 million for the second quarter of 2002 were 7% lower than the second quarter of 2001. For the first half of 2002, revenues of $2.8 million were 15% higher than the comparable period in 2001.


Excluding the foregoing land sale, lower results for this segment were primarily attributable to losses from the Queen Kaahumanu Center. The operating loss from Queen Kaahumanu Center for the second quarter and first half of 2002 increased as compared to the same periods in 2001, primarily due to lower tenant sales, higher insurance costs and increased bad debt expense.


In the second quarter of 2002, the Company began construction of a 45-lot employee housing subdivision in West Maui with a total sales price of approximately $4.2 million. The Company has non-binding signed contracts of sale on all of the lots. The buyers will have a seven-day rescission period after receiving notice from the Company that it has the final subdivision registration from the State of Hawaii. The Company expects to receive the registration in October of 2002 and the sales are expected to close before year-end.


LIQUIDITY, CAPITAL RESOURCES AND OTHER


At June 30, 2002, total debt including capital leases was $49.7 million, an increase of $6.3 million from year-end 2001. The increased debt level primarily reflects the seasonal pineapple canning activity of the summer months. The Company's debt level is expected to increase through the third quarter of 2002, but should decrease in the fourth quarter, which is historically when canned pineapple revenues are highest and canning activity is relatively low. Unused long- and short-term credit lines totaled $9.7 million at June 30, 2002. These credit facilities and cash flows from operating activities are estimated to be sufficient to cover the Company's cash requirements through 2002. However, should additional funds become necessary, the Company anticipates that it would seek additional financing.


For the six months ended June 30, 2002, net cash used by operating activities was $2.2 million compared to net cash of $5.0 million provided by operating activities for the same period in 2001. Apart from the net loss of $1.3 million for the first half of 2002 compared to net income of $1.0 million for the first half of 2001, the decreased cash flows is primarily due to normal variations in the timing of cash receipts and disbursements.


The Company's capital expenditures and expenditures for general planning and land entitlements are expected to be approximately $11.8 million in 2002. Approximately $3.2 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or new equipment financing. In the second quarter of 2002 the Company closed $3 million in equipment financing.


This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's expectations regarding the closing of lot sales at Pineapple Hill Estates and an employee housing subdivision, and the adequacy of credit facilities and operating cash flows. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first six months of 2002.

Part II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

On May 1, 2002, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 6, 2002, the record date of the annual meeting, was 7,195,800.

The results of the voting were as follows:

Election of Class Three Directors for a three-year term:

                              Shares Voted For     Shares Withheld

Richard H. Cameron              6,680,793               6,020
John H. Agee                    6,681,024               5,789

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 2002:

Shares voted for:                6,601,463
Shares voted against:               52,026
Shares abstained:                   33,324

There were no broker non-votes on the matters voted upon at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
               Exhibit 99.1 - Certification Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906
               Of The Sarbanes-Oxley Act Of 2002

               Exhibit 99.2 - Certification Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906
               Of The Sarbanes-Oxley Act Of 2002

(b)  Reports on Form 8-K
    The Company filed no reports on Form 8-K for the period covered by this report.






                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





   August 2, 2002           /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)