Form 10-Q
period 2002-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2002-11-08
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 2002
                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                   Outstanding at November 7, 2002
Common Stock, no par value              7,195,800 shares






              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES

                        TABLE OF CONTENTS
                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  September 30, 2002 (Unaudited) and December 31, 2001          3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 2002 and 2001 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 2002 and 2001 (Unaudited)     5

Condensed Statements of Comprehensive Income (Loss),
  Three Months Ended September 30, 2002 and 2001 (Unaudited)    6

Condensed Statements of Comprehensive Income (Loss),
  Nine Months Ended September 30, 2002 and 2001 (Unaudited)     6

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 2002 and 2001 (Unaudited)     7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            11

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           16

Item 4.  Controls and Procedures                               16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     17

Item 6.  Exhibits and Reports on Form 8-K                      17

Signatures                                                     18

Certifications Pursuant to Section 302 of The
Sarbanes-Oxley Act of 2002                                     19






PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                 Unaudited
                                                  9/30/02     12/31/01
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    895    $   2,173
  Accounts and notes receivable                    18,181       15,992
  Inventories                                      33,612       26,425
  Other current assets                              8,599        4,510
    Total current assets                           61,287       49,100

Investment and other assets                        13,955       14,287

Property                                          262,427      255,306
  Accumulated depreciation                       (150,563)    (142,260)
    Property - net                                111,864      113,046

Total                                             187,106      176,433

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       5,618        3,759
  Trade accounts payable                            9,792       10,534
  Other current liabilities                         9,545        9,344
    Total current liabilities                      24,955       23,637

Long-Term Liabilities
  Long-term debt and capital lease obligations     50,124       39,581
  Accrued retirement benefits                      24,504       24,072
  Equity in losses of joint venture                12,633       11,518
  Other long-term liabilities                       3,906        3,636
    Total long-term liabilities                    91,167       78,807

Minority Interest in Subsidiary                     1,033          570

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Retained earnings                                57,577       61,066
  Accumulated other comprehensive loss                (81)        (102)
    Stockholders' equity                           69,951       73,419
Total                                            $187,106    $ 176,433

See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         9/30/02      9/30/01
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $29,622      $31,959
  Operating income                         8,539        8,898
  Equity in earnings of joint ventures        --        2,201
  Other income                               320        2,885

Total Revenues                            38,481       45,943

Costs and Expenses
  Cost of goods sold                      21,489       23,456
  Operating expenses                       8,299        8,670
  Shipping and marketing                   5,192        4,787
  General and administrative               6,299        4,674
  Interest                                   709          680
  Equity in losses of joint ventures         382          577

Total Costs and Expenses                  42,370       42,844

Income (Loss) Before Income Taxes         (3,889)       3,099

Income Tax Expense (Credit)               (1,690)       1,125

Net Income (Loss)                         (2,199)       1,974

Retained Earnings, Beginning of Period    59,776       54,542

Retained Earnings, End of Period          57,577       56,516

Per Common Share
  Net Income (Loss)                       $(0.31)      $  .27


See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Nine Months Ended
                                         9/30/02      9/30/01
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $79,959      $88,743
  Operating income                        26,990       29,220
  Equity in earnings of joint ventures        --        2,440
  Other income                             1,378        3,732

Total Revenues                           108,327      124,135

Costs and Expenses
  Cost of goods sold                      54,359       62,078
  Operating expenses                      24,959       26,179
  Shipping and marketing                  14,701       13,880
  General and administrative              17,252       14,042
  Interest                                 1,862        2,230
  Equity in losses of joint ventures       1,010          957

Total Costs and Expenses                 114,143      119,366

Income (Loss) Before Income Taxes         (5,816)       4,769

Income Tax Expense (Credit)               (2,327)       1,751

Net Income (Loss)                         (3,489)       3,018

Retained Earnings, Beginning of Period    61,066       53,498

Retained Earnings, End of Period          57,577       56,516

Per Common Share
  Net Income (Loss)                      $  (.48)      $  .42



See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
       CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED)



                                           Three Months Ended
                                         9/30/02       9/30/01
                                         (Dollars in Thousands)


Net Income (Loss)                        $(2,199)      $  1,974

Other Comprehensive Income (Loss) -
  Foreign Currency Translation Adjustment      5            (23)

Comprehensive Income (Loss)              $(2,194)      $  1,951







                                           Nine Months Ended
                                         9/30/02       9/30/01
                                         (Dollars in Thousands)


Net Income (Loss)                        $(3,489)      $  3,018

Other Comprehensive Income (Loss) -
  Foreign Currency Translation Adjustment     21            (39)

Comprehensive Income (Loss)              $(3,468)      $  2,979




See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Nine Months Ended
                                         9/30/02       9/30/01
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
  Operating Activities                   $(5,988)       $ 3,101

Investing Activities
  Purchases of property                   (7,711)       (10,729)
  Proceeds from disposal of property         668          1,011
  Increases in other assets               (1,112)          (982)

Net Cash Used in Investing Activities     (8,155)       (10,700)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (11,695)       (25,015)
  Proceeds from long-term debt            23,462         31,654
  Proceeds from short-term debt            1,050            713
  Other                                       48            155

Net Cash Provided by Financing Activities 12,865          7,507

Net Decrease in Cash                      (1,278)           (92)

Cash and Cash Equivalents
  at Beginning of Period                   2,173            351

Cash and Cash Equivalents
  at End of Period                       $   895       $    259

Supplemental Disclosure of Cash Flow Information - Interest (net of amounts capitalized) of $1,824,000 and $2,332,000 was paid during the nine months ended September 30, 2002 and 2001, respectively. Income taxes of $1,483,000 and $599,000 were paid during the nine months ended September 30, 2002 and 2001, respectively.


See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements include all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company for the interim periods ended September 30, 2002 and 2001. Significant accounting policies used in the interim periods are consistent with the policies as of December 31, 2001.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $754,000 and $689,000 at September 30, 2002 and December 31, 2001, respectively.

5. Inventories as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                            9/30/02    12/31/01

     Pineapple products
        Finished goods                      $17,106     $13,968
        Work in progress                      3,716         663
        Raw materials                         1,808       1,191
     Real estate held for sale                3,885       3,709
     Merchandise, materials and supplies      7,097       6,894

     Total Inventories                      $33,612     $26,425

6. Average common shares outstanding for the interim periods ended September 30, 2002 and 2001 were 7,195,800. The Company has no securities outstanding that would potentially dilute common shares outstanding.

7. At September 30, 2002 and 2001, the Company did not hold derivative instruments and did not enter into hedging transactions.


8.   Business Segment Information (in thousands):

                       Three Months Ended        Nine Months Ended
                           September 30             September 30
                          2002      2001           2002      2001
  Revenues
    Pineapple          $ 25,599  $ 25,456       $ 67,104  $ 68,622
    Resort               11,595    19,051         37,124    51,622
    Commercial & Property 1,286     1,398          4,097     3,846
    Other                     1        38              2        45
  Total Revenues         38,481    45,943        108,327   124,135

  Operating Profit (Loss)
    Pineapple            (2,183)   (2,001)        (4,646)   (3,957)
    Resort                 (207)    6,503          2,349    12,679
    Commercial & Property  (340)     (432)          (479)     (810)
    Other                  (450)     (291)        (1,178)     (913)
  Total Operating Profit
    (Loss)               (3,180)    3,779         (3,954)    6,999
  Interest Expense         (709)     (680)        (1,862)   (2,230)
  Income Tax (Expense)
    Credit                1,690    (1,125)         2,327    (1,751)

  Net Income (Loss)     $(2,199) $  1,974        $(3,489) $  3,018

9. The Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. Such adoption did not have a material impact on the financial position, results of operations and cash flows of the Company for the interim period ended September 30, 2002.

10.  Contingencies
     In 1996, the County of Maui sued several chemical manufacturers claiming that they were responsible for the presence of a nematocide commonly known as DBCP in certain water wells on Maui. The Company was a Third Party Defendant in the suit as a result of a 1978 agreement for the sale of DBCP to the Company from one of the DBCP manufacturers. In August 1999, settlement of the case was reached. The Company's portion of the cash payment in 1999 to install filtration systems in existing contaminated wells was substantially covered by proceeds of a settlement concluded on this issue with its insurance carrier. The Company and the other defendants as a group have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future wells if DBCP contamination exceeds specified levels and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. To secure the obligations of the defendants under the settlement agreement, the defendants are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. The reserve recorded in 1999 and adjustments thereto through September 30, 2002 did not have a material effect on the Company's financial statements. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.

     In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel's soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. The cost of remediation will depend on the various alternatives as to the use of the property and the method of remediation. Until the Company makes further progress on obtaining proper entitlements for the parcel, the ultimate use of the property remains uncertain and, therefore, an estimate of the remediation cost cannot be made.

     There are various claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. The Company is a guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $1 million line of credit used for working capital purposes.

     The Company, as a partner in various partnerships, may under particular circumstances be called upon to make additional capital contributions.

     The Company has guaranteed the payment of up to $10 million of the $60 million mortgage loan of Kaahumanu Center
     Associates.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS


Consolidated


The Company reported a net loss of $2.2 million for the third quarter of 2002 compared to net income of $2.0 million for the third quarter of 2001. For the nine months ended September 30, 2002, the Company's net loss was $3.5 million compared to net income of $3.0 million for the comparable period in 2001. Consolidated revenues for the third quarter and first nine months of 2002 were lower by 16% and 13%, respectively, compared to the same periods in 2001.


General and administrative expenses (including amounts allocated to the business segments) were higher by 35% and 23%, respectively, for the third quarter and first nine months of 2002 as compared to the same periods in 2001. Increased legal fees related to lawsuits in the Pineapple segment, higher pension costs largely due to lower pension asset investment results in 2001, and increases in general insurance costs, in part due to the impact of the events of September 11, 2001 on the insurance industry, were the primary reasons for higher general and administrative costs in the third quarter and first nine months of 2002. In addition, increased payroll expense primarily reflecting wage adjustments, and higher depreciation expense principally related to the implementation of a portion of a new accounting and information system, were also responsible for higher general and administrative costs in 2002.


Interest expense was higher by 4% for the third quarter of 2002, as compared to the third quarter of 2001 primarily because of a higher amount of interest capitalized in 2001. In 2001, the Company capitalized interest on its investment in Kapalua Coconut Grove LLC and on the construction of the Pineapple Hill Estates subdivision improvements. There were no comparable projects in 2002. Interest expense was lower by 17% for the first nine months of 2002 compared to the first nine months of 2001 reflecting lower average borrowings and lower average interest rates. Average borrowings were lower in 2002 compared to 2001, because cash flows from operating activities in the fourth quarter of 2001 were used to reduce borrowings.


Pineapple


The Pineapple segment reported an operating loss of $2.2 million for the third quarter of 2002 compared to an operating loss of $2.0 million for the third quarter of 2001. For the first nine months of 2002, the Pineapple segment produced an operating loss of $4.6 million compared to an operating loss of $4.0 million for the first nine months of 2001. Revenues of $25.6 million for the third quarter of 2002 were 1% higher than the third quarter of 2001. For the first nine months of 2002, revenues of $67.1 million were 2% lower than the same period a year earlier. The increased loss from the Pineapple segment for the third quarter and first nine months of 2002 is principally attributable to higher general and administrative expenses as discussed above.


Case sales volume of canned pineapple was lower in the third quarter and first nine months of 2002 compared to the same periods in 2001 reflecting the continued competitive conditions of the canned pineapple market. The average sales price for the Company's canned pineapple products for the third quarter of 2002 was the same as the average sales price for the third quarter of 2001, primarily due to firming of prices for some canned pineapple products. For the first nine months of 2002, the average sales price for canned pineapple products was lower than the same period in 2001. Increased revenues from fresh pineapple sales in the third quarter and first nine months of 2002 partially offset lower revenues from canned sales.


The Company's average cost per case of canned pineapple sold was slightly lower in the third quarter and first nine months of 2002 as compared to the same periods in 2001. Average shipping and selling costs per case sold were higher in the third quarter and first nine months of 2002 compared to the same periods in 2001 primarily reflecting airfreight surcharges that went into effect in December 2001.


At the request of the International Longshore and Warehouse Union, the expiration of the collective bargaining contract covering approximately 1,000 employees in the Company's Pineapple segment has been extended from November 30, 2002 to January 31, 2003.


For the first seven months of 2002, the volume of imports of canned pineapple into the United States increased and the average unit value of these imports also increased as compared to the same period in 2001. While the increase in average unit value is consistent with the Company's understanding that the availability of canned pineapple from certain foreign countries may be tightening, the increase in volume continues to negatively affect the market for the Company's products.


The labor dispute between the West Coast longshoremen and shipping companies resulted in a ten-day shutdown of 29 West Coast shipping ports. On October 9, 2002, President George W. Bush invoked the 1947 Taft-Hartley Act to start an 80-day "cooling-off period" ending the shutdown of the ports. Although the West Coast ports are currently in operation, shipments arriving at the ports are taking several days longer to be unloaded on the West Coast. Uncertainty remains as to further disruption of shipping service at the conclusion of the 80-day "cooling-off" period. Approximately 400,000 cases of the Company's canned and fresh pineapple products were enroute from Kahului to the West Coast when the work stoppage began on September 29, 2002. The effect on the Company of the labor dispute has been a delay of deliveries and invoicing, as well as some loss of product. The Company is currently incurring additional airfreight costs and inter-modal rerouting costs to make timely deliveries to its customers and additional warehousing, labeling and casing costs to meet estimated orders for the remainder of 2002 and the first quarter of 2003. The Company has not estimated the fourth quarter 2002 effect or the potential effect of the labor dispute on its financial statements.

In August 2002, the Company filed with the U.S. Customs Service a certification for claim of distribution under the Continued Dumping and Subsidy Offset Act of 2000. This Act provides for disbursement to the injured U.S. companies of antidumping duties collected by Customs. The Company anticipates that it will receive a distribution in December 2002, although the amount is not known. In December 2001, the Company received a $1.8 million cash distribution from the U. S. Customs Service pursuant to this Act.

In August 2002, the Department of Commerce was to have released final antidumping duties pursuant to the sixth annual administrative review of antidumping duties on pineapple imports from Thailand. The Company's appeal of the results of the fifth annual administrative review continues and it is estimated that the court will render a decision sometime in mid-2003.

Resort


Kapalua Resort reported an operating loss of $207,000 for the third quarter of 2002 compared an operating profit of $6.5 million for the third quarter of 2001. For the first nine months of 2002, the Resort segment produced an operating profit of $2.3 million as compared to an operating profit of $12.7 million for the first nine months of 2001. Revenues for the third quarter and first nine months of 2002 were lower by 39% and 28%, respectively, as compared to the same periods in 2001. The reduction in revenues and operating profit from the Resort segment was primarily due to lower contributions from real estate sales reflecting the timing of bringing new real estate product to market.


Resort operating profit from the sale of real estate development projects for the third quarter and first nine months of 2002 was lower by $7.1 million and $9.2 million, respectively, as compared to the same periods in 2001. Real estate sales for the first nine months of 2002 includes the sale of four lots at Pineapple Hill Estates and two lots at Plantation Estates. Two of the Pineapple Hill Estates lot sales took place in the third quarter. The aggregate sales price for all six lots was $4 million generating operating profits of $1.3 million.


The first nine months of 2001 included the recognition of profit of $5.0 million from the sale of 19 lots at Pineapple Hill Estates, on the percentage-of-completion method and operating profit of $1 million from the sale of a remnant land parcel within the Kapalua Resort. In addition, during the first nine months of 2001, 18 of the 36 units in The Coconut Grove luxury condominium project closed escrow resulting in approximately $3.9 million and $4.6 million of operating profit recognized by the Resort for the third quarter and first nine months of 2001, respectively. The sales of all units in this condominium project were completed by year-end 2001. The Kapalua Coconut Grove LLC was a joint venture in which the Company had a 50% interest.


The Pineapple Hill Estates subdivision is a 31-lot subdivision that began construction in March of 2001 and was completed in November 2001. Twenty lots were sold in 2001. In October 2002, four Pineapple Hill Estates sales contracts with aggregate sales price of $2.5 million closed escrow. Of the three remaining lots in Pineapple Hill Estates one has been contributed to a joint venture for construction of a home and should be available for sale in January 2003.


Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the first nine months of 2002 are not necessarily indicative of future performance trends for this segment.


Excluding real estate sales, operating profit from Kapalua Resort for the third quarter of 2002 improved by $390,000 as compared to the third quarter of 2001 primarily due to increased real estate commissions on property resales. For the first nine months of 2002, reduced golf play, lower merchandise sales and reductions in contributions from other Resort operations more than offset increased profits from real estate commissions.


Hotel room occupancies for the State of Hawaii, as well as for the island of Maui and the Kapalua Resort were higher in September 2002 as compared to September 2001. However, for the first nine months of 2002, occupancies continued to be lower than the same period in 2001.


Commercial & Property


The Commercial & Property segment reported an operating loss of $340,000 for the third quarter of 2002 compared to an operating loss of $432,000 for the third quarter of 2001. For the first nine months of 2002, the segment produced an operating loss of $479,000 compared to an operating loss of $810,000 for the same period a year earlier. Results for the first nine months of 2002 included a non-recurring $622,000 gain on the first quarter sale of a real estate parcel. Revenues of $1.3 million for the third quarter of 2002 were 8% lower than the third quarter of 2001. For the first nine months of 2002, revenues of $4.1 million were 7% higher than the comparable period in 2001.


The reduction in operating loss for the third quarter of 2002 was due to better results from Queen Kaahumanu Center, reflecting lower expense for uncollectible accounts in 2002 and write off of tenant improvements included in the third quarter of 2001. Excluding the aforementioned land sale, lower results for the first nine months of 2002 were attributable to increased losses from Queen Kaahumanu Center primarily because of lower tenant sales.


In the May of 2002, the Company began construction of a 45-lot employee housing subdivision in West Maui with a total sales price of approximately $4.2 million. The Company has binding contracts of sale on all 45 lots and expects that the improvements will be completed and the sales will be closed before year-end.


LIQUIDITY, CAPITAL RESOURCES AND OTHER


At September 30, 2002, total debt including capital leases was $55.7 million, an increase of $12.4 million from year-end 2001. The increased debt level primarily reflects the seasonal pineapple canning activity of the summer months. The Company's debt level is expected to decrease in the fourth quarter, which is when canned pineapple sales are historically highest. Unused long- and short-term credit lines totaled $4.0 million at September 30, 2002. These credit facilities and cash flows from operating activities are estimated to be sufficient to cover the Company's cash requirements through 2002. However, should additional funds become necessary, the Company anticipates that it would seek additional financing.


The West Coast labor dispute may cause some of the Company's Pineapple revenues and cash flows that were expected in the fourth quarter of 2002 to be realized in 2003. The Company does not have an estimate of the effect of the dispute to date on its financial statements or the potential effect of a continuation of the labor dispute.


For the nine months ended September 30, 2002, net cash used by operating activities was $6.0 million compared to net cash of $3.1 million provided by operating activities for the same period in 2001. Aside from the net loss of $3.5 million for the first nine months of 2002 and the net income of $3.0 million for the first nine months of 2001, the decreased cash flows for 2002 are primarily due to normal variations in the timing of cash receipts and disbursements.


The Company's capital expenditures and expenditures for land use planning are expected to be approximately $10.9 million in 2002. Approximately $3.2 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or equipment financing. In the third quarter of 2002, the Company closed $1.4 million in equipment financing.


In 2002, the Company expects to make cash advances of approximately $1.3 million to Kaahumanu Center Associates to cover cash deficits from operations and capital expenditures.
Advances through the first nine months of 2002 totaled $400,000.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's expectations regarding the volume of imports of canned pineapple, labor relations in Hawaii and the West Coast, distributions under the Continued Dumping and Subsidy Offset Act of 2000, timing of Resort real estate sales, the closing of lot sales at an employee housing subdivision, level of capital expenditures, cash advances to Kaahumanu Center Associates, and the adequacy of credit facilities and the timing and adequacy of operating cash flows. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first nine months of 2002.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the date of this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, it was concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.
(b) Changes in internal controls. There have been no changes in the Company's internal controls or other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the evaluation was undertaken.

Part II OTHER INFORMATION

Item 1.   Legal Proceedings
See Part I, Item 3. of Form 10-K for the year ended December 31,
2001 for background information on the following legal proceedings.

Del Monte Fresh Produce (Hawaii) Inc. v. Maui Pineapple Company, Ltd., Civil No. 01-1-2671-09, First Circuit Court of the State of Hawaii. On August 29, 2002, a motion was granted declaring that the plaintiff has the right to use the Ginaca machines, which are the subject of this action, in a mainland fresh fruit operation.

Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce
(Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii). Trial date has been set for June of 2003.

Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court
For the Northern District of California (San Francisco Division).
Trial date has been set for November 25, 2002.

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





                         MAUI LAND & PINEAPPLE COMPANY, INC.





  November 8, 2002          /S/ PAUL J. MEYER
       Date              Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)






                        CERTIFICATIONS PURSUANT TO
                              SECTION 302 OF
                      THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Paul J. Meyer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maui Land & Pineapple Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                             /S/ PAUL J. MEYER
                                             Name:   Paul J. Meyer
                                             Title:  Executive Vice
                                                     President/Finance






CERTIFICATION

I, Gary L. Gifford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maui Land & Pineapple Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002

                                             /S/ GARY L. GIFFORD
                                             Name:   Gary L. Gifford
                                             Title:  President & Chief
                                                     Executive Officer