Form 10-K
period 2002-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2003-03-26
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended        December 31, 2002
                               OR
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

    Common Stock,               American Stock Exchange
  without Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, as of June 28, 2002, of the voting stock held by non-affiliates of the registrant was $34,070,000. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at February 7, 2003
Common Stock, no par value              7,195,800 shares

Documents incorporated by reference:
Parts I, II and IV -- Portions of the 2002 Annual Report to
Security Holders.
Part III - Portions of Proxy Statement dated March 31, 2003.
Exhibit Index--pages 18 to 21






PART I
Item 1.  BUSINESS

(a)  General
     Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company as well as its principal wholly owned subsidiaries, Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.
     The Company participates in joint ventures that are accounted for by the equity method. The most significant of these joint ventures is Kaahumanu Center Associates, the owner and operator of a regional shopping center.
     The industry segments of the Company are as follows:
          (1)  Pineapple - includes growing pineapple,
          canning pineapple in tinplated steel containers fabricated by the Company, production of pineapple juice and fresh cut pineapple products and marketing of canned pineapple products, pineapple juice products and fresh whole and fresh cut pineapple products.
          (2) Resort - includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui.
          (3)  Commercial & Property - includes the
          Company's investment in Kaahumanu Center
          Associates, the Napili Plaza shopping center, and non-resort real estate development, rentals and sales. It also includes the Company's land entitlement and land and water asset management activities.

(b)  Financial Information About Segments
     The information set forth under Note 13 to Consolidated
Financial Statements on page 18 of the Maui Land & Pineapple
Company, Inc. 2002 Annual Report is incorporated herein by reference.

(c)  Narrative Description of Business
     (1)  Pineapple
     Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.
     Pineapple is cultivated on two Company-operated plantations on Maui, Upcountry Maui and West Maui, which provided approximately 92% of the fruit processed in 2002. The balance of fruit processed was purchased from an independent Maui grower. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested depending on a number of conditions.
     Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a full line of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery is located in a foreign trade zone and operates most of the year. In 2002, approximately 33% of production volume took place during June, July and August. The metal containers used in canning pineapple are produced in a Company-owned can plant on Maui. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.
     The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, the United States government and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers.
     The Company sells fresh whole pineapple and fresh cut pineapple products from Hawaii to retail and wholesale grocers in Hawaii and the continental United States. Research to develop new fresh cut and other fresh and processed pineapple products is ongoing. The Company has a U.S. patent on its fresh cut pineapple technology, which enhances the quality of the product while extending the shelf life. The extended shelf life allows the Company to ship its fresh cut product by ocean vessel in refrigerated containers and set up local warehouse programs, thereby facilitating distribution to retailers.
     The Company sells pineapple juice and pineapple juice blended with orange juice in plastic polyethyleneteraphthalate
(PET) bottles in various sizes to large grocery chains in the continental U.S. The pineapple juice ingredients are shipped in bulk from the Company's cannery on Maui to co-packers on the mainland that bottle the juice to the Company's specifications.
     As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental U.S. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then taken by truck or rail to customers or to public warehouses. Fresh whole and fresh cut pineapple is shipped by air or by ocean transportation.
     In 2002, approximately 20 U.S. customers accounted for about 69% of the Company's pineapple sales from Hawaii. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 2.7%, 2.1% and 3.3% of the Company's pineapple sales from Hawaii in 2002, 2001 and 2000, respectively. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 16.5%, 19.2% and 12.3% of total pineapple sales in 2002, 2001 and 2000, respectively. The Company's pineapple sales office is in Concord, California.
     Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) markets pineapple products produced outside of the state of Hawaii. Premium Tropicals International LLC, a joint venture between Royal Coast Tropical Fruit Company, Inc. and an Indonesian pineapple grower and canner, markets and sells Indonesian canned pineapple in the United States. Royal Coast Tropical Fruit Company, Inc. has a 51% ownership in a pineapple production subsidiary in Central America. Pineapple cultivated in Central America is sold principally as fresh whole fruit to the Company's customers in the United States and Europe. Sales of pineapple from the Central American subsidiary began in the fourth quarter of 2000.
     The Company sells its products in competition with both foreign and U.S. companies. Its principal competitors are three U.S. companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the U.S. West Coast fresh fruit market and being the only U.S. canner of pineapple. Other fresh and canned fruits and fruit juices also are a source of competition. The price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.
     The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area is commonly susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 83% of the fields in the Company's Upcountry Maui plantation (Haliimaile) are equipped with drip irrigation systems. Fields that are not drip irrigated are in areas that typically receive adequate rainfall. The Company's drip irrigation systems and Company controlled or operated water sources help to mitigate the effects of periodic drought conditions. However, during periods of prolonged drought, the water supply can drop below levels that are necessary to meet all of the Haliimaile plantation's water requirements.
     For further information regarding Pineapple operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)  Resort
     Kapalua Resort is a master-planned, golf resort community on Maui's northwest coast. The Resort encompasses 1,650 acres bordering the ocean with three white sand beaches and includes two hotels, eight residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and sewer transmission utilities are included in the Resort's operating activities. Approximately 300 of the 1,650 acres are presently undeveloped of which approximately 40 acres are zoned and entitled for resort development.
     Kapalua Land Company, Ltd. is the developing and operating subsidiary of the Company's Resort segment. The Resort segment includes the following wholly owned subsidiaries of the Company:
Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., public utilities providing water and waste transmission services for the Kapalua Resort; Kapalua Advertising Company, Ltd., an in-house advertising agency; and Kapalua Realty Company, Ltd. (wholly owned by Kapalua Land Company, Ltd.), a general brokerage real estate company located within the Resort.
The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. At Kapalua, the Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and Kapalua Bay Hotel), as well as the acreage available for development and various on-site administrative and maintenance facilities.
     The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and also receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides certain benefits and privileges within the Resort for its members.
     Pineapple Hill Estates is a 31 half-acre custom lot subdivision in the Kapalua Resort. Substantially all of the lots were sold at the end of 2002.
     The Coconut Grove on Kapalua Bay, 36 luxury beachfront condominiums, were completed and sold in 2001. This project was developed on the 12-acre parcel adjacent to the Kapalua Bay Hotel by Kapalua Coconut Grove LLC, a 50/50 joint venture between the Company and YCP Site 29, Inc., a subsidiary of Lend Lease Corporation Limited, of Australia.
     In 2000, the Kapalua Golf Academy, the Hale Irwin-designed Village Course practice facility and the Village Clubhouse opened for business. The clubhouse and golf academy development include an 18-hole putting course and two commercial retail parcels.
This development provides the commercial foundation for the Central Resort area. The current master plan includes a future commercial Town Center, resort spa and additional residential development. Design and entitlement work continue for the Central Resort master plan.
     The Company has begun the planning and entitlement process for a proposed expansion of the Kapalua Resort into approximately 925 acres of Company-owned lands located upslope of the Resort. If and when necessary governmental approvals are secured and the development proceeds, this expansion would, under current plans, include a possible expansion of the Resort's Village Golf Course, development of up to 690 single and multifamily residential units, and commercial components. Estimating the timing of obtaining the necessary land use entitlement is difficult and it may be several years before construction could start and product is available for sale. Completion of this development could take 10 to 15 years.
     The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 2002, approximately 9% of the visitors to Maui were international travelers and 91% were domestic. Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10% of the units available in West Maui and approximately 6% of the total inventory on Maui.
     Nationally televised professional golf tournaments have been a major marketing tool for Kapalua. Since January 1999, Kapalua has hosted the Mercedes Championships, the season opening event for the PGA TOUR. Through the non-profit organization, Kapalua Maui Charities, Inc., the Company has agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at Kapalua through January 2006. Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.
     For further information regarding Resort operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)  Commercial & Property
     Queen Ka'ahumanu Center (formerly Kaahumanu Center) is the largest retail and entertainment center on Maui with a gross leasable area (GLA) of approximately 570,000 square feet. Queen Ka'ahumanu Center is owned by Kaahumanu Center Associates (KCA), a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. As of December 31, 2002, 135 tenants occupied 98% of the available GLA. Queen Ka'ahumanu Center faces substantial competition from other retail centers in Kahului and other areas of Maui. Kahului has approximately nine major shopping center destinations with a combined GLA of approximately
2.1 million square feet of retail space. Queen Ka'ahumanu Center's primary competitors are the Maui Mall and the Maui Marketplace, both located within three miles of Queen Ka'ahumanu Center.
     Napili Plaza is a 45,000 square foot retail and commercial office center located in West Maui. As of December 31, 2002, 22 tenants occupied 79% of the GLA. Napili Plaza faces competition from several retail locations in the Napili area, which have approximately 231,000 square feet of GLA.
     The Company's land entitlement and land and asset management activities are included in the Commercial & Property segment. Land entitlement is a lengthy process of obtaining the required county, state and federal approvals to proceed with planned development and use of the Company's land and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with the community and with regulatory agencies and legislative bodies at all levels of government to obtain necessary entitlements consistent with the needs of the community.
     For further information regarding Commercial & Property operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)  Employees
     In 2002, the Company employed approximately 1,870 employees. Pineapple operations employed approximately 500 full-time and approximately 780 seasonal or intermittent employees. Approximately 57% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 460 employees, of which approximately 11% were part-time employees and approximately 30% were covered by collective bargaining agreements. The Company's Commercial & Property operations employed approximately 80 employees and approximately 30 employees were engaged in administrative activities.

(5)  Other Information
     The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $1,004,000 in 2002, $1,073,000 in 2001 and $984,000 in 2000.
     The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.
     The Company has a commitment relating to the filtration of water wells, as described in Note 14 to Consolidated Financial Statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.
     The Company expects to remediate certain soils on a Company-owned development parcel that contain pesticide residues, as described in Note 14 to Consolidated Financial Statements. The cost of remediation will depend on the various alternatives as to use of the property and the method of remediation. Until the Company makes further progress on obtaining the proper entitlements for the parcel, the ultimate use of the property remains uncertain and therefore an estimate of the remediation cost cannot be made.

(d)  Financial Information About Geographic Areas
     Revenues and long-lived assets attributable to foreign countries were not material for the last three years.

Executive Officers of Registrant
     Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupation during the last five years. The current terms of the executive officers expire in May of 2003 or at such time as their successors are elected.

Gary L. Gifford (55)     President and Chief Executive Officer
                         since 1995.  Mr. Gifford has announced
                         his retirement effective May 27, 2003.

Paul J. Meyer (55)       Executive Vice President/Finance since
                         1984

Douglas R. Schenk (50)   Executive Vice President/Pineapple since
                         1995

Donald A. Young (55)     Executive Vice President/Resort &
                         Commercial Property since 2001;
                         Executive Vice President/Resort since
                         1995

J. Susan Corley (59)     Vice President/Human Resourses since
                         2000; Director/Human Resourses 1998 to
                         2000; Director/Industrial Relations of
                         Reynolds Metals Co., Inc. 1994 to 1998

Scott A. Crockford (47)  Vice President/Retail Property since
                         1995

Robert M. McNatt (56)    Vice President/Land Planning &
                         Development since 2001; Vice
                         President/Development of Kapalua Land
                         Company since 1996

Warren A. Suzuki (50)    Vice President/Land & Water Asset
                         Management since 2001; Vice
                         President/Land Management & Development
                         since 1995

Item 2.   PROPERTIES
     The Company owns approximately 28,600 acres of land on Maui. Approximately 30% of the acreage is used directly or indirectly in the Company's operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company's balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

(a) a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;
(b) certain easements and rights-of-way that do not materially affect the Company's use of its property;
(c) a mortgage on approximately 4,400 acres used in pineapple operations, which secures the Company's $15 million term loan agreement;
(d) a mortgage on the three golf courses at Kapalua, which secures the Company's $25 million revolving credit facility;
(e) a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;
(f) a $4,513,000 mortgage on the fee interest in Napili Plaza shopping center; and
(g) a small percentage of the Company's land in various locations on which multiple claims exist, for some of which the Company has initiated quiet title actions.

     Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in East Maui (Upcountry) and approximately 28 acres are located in Kahului, Maui.
     The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 3,600 acres comprising the Company's Honolua pineapple plantation and approximately 1,650 acres designated for the Kapalua Resort.
     The East Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 3,140 acres are in pineapple operations as the Company's Haliimaile plantation.
     The Kahului acreage includes a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored and the Company's administrative offices.
     Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expired on December 31, 1999 and is currently being renegotiated for a minimum term of ten years. Thirteen leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $573,000 in 2002.
     The Company's 51% owned subsidiary owns approximately 2,500 acres and leases approximately 235 acres of land in Costa Rica, which is used for pineapple production. The 2,500 acres secures the subsidiary's $1.3 million non-revolving term loan.

Item 3.   LEGAL PROCEEDINGS
     On April 5, 2001, the Company filed a lawsuit against Del Monte Fresh Produce Company, Del Monte Fresh Produce (N.A.), and Del Monte Fresh Produce (Hawaii), Inc. (collectively, Del Monte Fresh), Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii). Del Monte Fresh is one of the Company's principal competitors in the fresh pineapple products business. In this lawsuit, the Company maintains that it co-owns and has the right to grow, develop, market, license and otherwise use two hybrid pineapple varieties that were jointly developed by the Company and the predecessor of Del Monte Fresh through the Pineapple Research Institute of Hawaii. The first hybrid, which the Company refers to as "73-50" and which Del Monte Fresh refers to as "CO-2" is marketed by the Company under its "Hawaiian Gold" registered trademark. The second hybrid, which the Company refers to as "73-114" and which Del Monte Fresh refers to as "MD-2" is marketed by the Company outside the United States under its "Royal Coast" (registered) label and is marketed by Del Monte Fresh as "Del Monte Gold - Extra-Sweet Pineapple" (registered). Del Monte Fresh disputes the Company's co-ownership of and rights to these hybrids. In the lawsuit, the Company seeks declaratory relief regarding its co-ownership and rights as well as monetary damages, restitution, injunctive relief, legal fees and costs and punitive damages.
Del Monte Fresh disputes the Company's co-ownership of and rights to these hybrids and has asserted a counterclaim against the Company seeking declaratory relief as well as damages. Discovery is ongoing in this action and trial date has been set for June 16, 2003.

     On April 12, 2001, the Company filed a separate lawsuit against Del Monte Fresh as well as Fresh Del Monte Produce, Inc. and Del Monte Corporation, Maui Pineapple Company, Ltd., et al.
v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division). In this lawsuit, the
Company maintains that the defendants have, in their marketing of pineapple and other fruit and vegetable products, infringed on and diluted the Company's "Hawaiian Gold" registered trademark in violation of the federal Lanham Act and state and common law prohibitions on unfair competition, dilution, and trademark and advertising infringement. In November 2002, the parties to this lawsuit agreed to resolve all disputes and fully settle and compromise the claims related to the Company's allegations that Del Monte's use of the names "Del Monte Hawaiian Gold," "Del Monte Hawaii Gold," and "Del Monte Gold" infringed upon the Company's HAWAIIAN GOLD trademarks and a settlement agreement is in the process of being finalized. One of the defendants in this action, Del Monte Fresh Produce N.A., Inc., has filed a counterclaim alleging that the Company has infringed on its patent on one of the pineapple hybrid varieties that is the subject of the Second Circuit Court, State of Hawaii action that is described in the paragraph above. In that counterclaim, Del Monte seeks injunctive relief, damages, treble damages, interest and attorneys' fees. On January 31, 2003, Del Monte Fresh Produce N.A., Inc, filed a motion to dismiss its patent counterclaim with prejudice stating that its patent is not valid. The motion is set for hearing on April 4, 2003.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
     The information set forth under the caption "Common Stock" on page 20 of the Maui Land & Pineapple Company, Inc. 2002 Annual
Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA
     The information set forth under the caption "Selected
Financial Data" on page 20 of the Maui Land & Pineapple Company,
Inc. 2002 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Maui Land & Pineapple Company, Inc. 2002 Annual Report is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
     "Market Risk" on page 24 of the Maui Land & Pineapple
Company, Inc. 2002 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The "Independent Auditors' Report," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Earnings (unaudited)" on pages 7 through 19 of the Maui Land & Pineapple Company, Inc. 2002 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" through the subcaption "Certain Transactions" on pages 7 through 8 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated March 31, 2003, is incorporated herein by reference.
     Information regarding the registrant's executive officers is included in
Part I, Item 1. BUSINESS.

Item 11.  EXECUTIVE COMPENSATION
     The information set forth under the caption "Executive
Compensation" on pages 10 through 14 and under the subcaption
"Directors' Meetings and Committees" on page 8 of the Maui Land &
Pineapple Company, Inc. Proxy Statement, dated
March 31, 2003, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" on pages 4 through 7 of the Maui Land & Pineapple Company, Inc. Proxy
Statement, dated March 31,2003, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption "Compensation
Committee Interlocks and Insider Participation" on page 14 of the Maui Land & Pineapple Company, Inc. Proxy Statement, dated
March 31, 2003, is incorporated herein by reference.

Item 14.  CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Within the 90-day period prior to the date of this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, it was concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.
(b) Changes in internal controls. There have been no changes in the Company's internal controls or other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the evaluation was undertaken.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)  1.   Financial Statements
     The following Financial Statements of Maui Land & Pineapple
Company, Inc. and subsidiaries and the Independent Auditors'
Report are included in Item 8 of this report:

     Consolidated Balance Sheets, December 31, 2002 and 2001 Consolidated Statements of Operations and Retained Earnings for the Years
        Ended December 31, 2002, 2001 and 2000
     Consolidated Statements of Comprehensive Income for the
     Years Ended
        December 31, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000
     Notes to Consolidated Financial Statements

     (a)  2.   Financial Statement Schedules
     The following Financial Statement Schedule of Maui Land &
Pineapple Company, Inc. and subsidiaries and the Independent
Auditors' Report is filed herewith:

     II.  Valuation and Qualifying Accounts for the Years Ended
          December 31, 2002, 2001 and 2000.

     (a)  3.   Exhibits
     Exhibits are listed in the "Index to Exhibits" found on pages 18 to 21 of this Form 10-K.

     (b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     (d) The Financial Statements of Kaahumanu Center Associates for the Years Ended December 31, 2002, 2001 and 2000 are filed as exhibit 99.1.






INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.:


We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon, dated February 14, 2003. Such consolidated financial statements and report are included in your 2002 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 14, 2003




                                                                SCHEDULE II

                    MAUI LAND & PINEAPPLE COMPANY, INC.
                              AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                      ADDITIONS
                                    (DEDUCTIONS)
                         ADDITIONS    CHARGED
             BALANCE AT  CHARGED TO   TO OTHER                  BALANCE
             BEGINNING   COSTS AND    ACCOUNTS    DEDUCTIONS    AT END
DESCRIPTION  OF PERIOD   EXPENSES  (describe)(a) (describe)(b) OF PERIOD
                          (Dollars in Thousands)

Allowance for
 Doubtful Accounts
     2002       $  706     $  112      $     5      $(171)       $ 652

     2001        1,043        245            6       (588)         706

     2000          793        465           --       (215)       1,043



(a)  Recoveries.
(b)  Write off of uncollectible accounts.






                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MAUI LAND & PINEAPPLE COMPANY, INC.

March 26, 2003                By    /S/ GARY L. GIFFORD
                                 Gary L. Gifford
                                 President & Chief Executive
                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By   /S/ RICHARD H. CAMERON             Date    MARCH 26, 2003
     Richard H. Cameron
     Chairman of the Board

By   /S/ PAUL J. MEYER                  Date    MARCH 26, 2003
     Paul J. Meyer
     Executive Vice President/Finance
     (Principal Financial Officer)

By   /S/ ADELE H. SUMIDA                Date    MARCH 26, 2003
     Adele H. Sumida
     Controller & Secretary
     (Principal Accounting Officer)

By   /S/ JOHN H. AGEE                   Date    MARCH 26, 2003
     John H. Agee
     Director

By   /S/ DAVID A. HEENAN                Date    MARCH 26, 2003
     David A. Heenan
     Director

By   /S/ RANDOLPH G. MOORE              Date    MARCH 26, 2003
     Randolph G. Moore
     Director

By   /S/ CLAIRE C. SANFORD              Date    MARCH 26, 2003
     Claire C. Sanford
     Director

By   /S/ FRED E. TROTTER III            Date    MARCH 26, 2003
     Fred E. Trotter III
     Director






                   CERTIFICATIONS PURSUANT TO
                         SECTION 302 OF
                 THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Paul J. Meyer, certify that:

1.   I have reviewed this annual report on Form 10-K of Maui Land
& Pineapple Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14 ) for the registrant and have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      MARCH 26, 2003

                                     /S/ PAUL J. MEYER
                                   Name: Paul J. Meyer
                                  Title: Executive Vice
                                         President/Finance



CERTIFICATION

I, Gary L. Gifford, certify that:

1.   I have reviewed this annual report on Form 10-K of Maui Land
& Pineapple Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14 ) for the registrant and have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       MARCH 26, 2003

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

4.          Instruments Defining the Rights of Security Holders.
            Instruments defining the rights of holders of long-term debt have not been filed as exhibits where the amount of debt authorized thereunder does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.1 (i)     Amended and Second Restated Revolving Credit and Term
            Loan Agreement, dated as of December 4, 1998. Exhibit 4.1(i) to Form 10-K for the year ended December 31, 1998.
    (ii)    1999 Loan Modification Agreement, dated as of December 30,
            1999.
    (iii)   2000 Loan Modification Agreement, effective as of
            June 30, 2000. Exhibit 4 to Form 10-Q for the quarter ended June 30, 2000.
    (iv) Loan Modification Agreement (December 2000), effective as of December 11, 2000. Exhibit 4.1(iv) to Form 10-K for the year ended December 31, 2000.
    (v) Loan Modification Agreement (June 2001), effective as of June 30, 2001. Exhibit 4.1(v) to Form 10-Q for the quarter ended September 30, 2001.
    (vi) Loan Modification Agreement (September 2001), effective as of September 30, 2001. Exhibit 4.1(vi) to Form 10-K for the year ended December 31, 2001.
    (vii)   Amended and Third Restated Revolving Credit and Term
            Loan Agreement, dated as of December 31, 2001. Exhibit 4.1(vii) for Form 10-K for the year ended December 31, 2001.
    (viii)* Loan Modification Agreement (December 2002), effective as of December 31, 2002.
    (ix)*   Second Loan Modification Agreement, dated March 21, 2003

4.2 (i)     Bridge Loan Agreement between Pacific Coast Farm
            Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 30, 1998. Exhibit 4.2(i) to Form
            10-K for the year ended December 31, 1998.
    (ii) Term Loan Agreement between Pacific Coast Farm Credit Services and Maui Land & Pineapple Company, Inc., entered into as of June 1, 1999. Exhibit 4(A) to Form 10-Q for the quarter ended June 30, 1999.
    (iii) Modifications to Term Loan Agreement, dated February 16, 2000. Exhibit 4.2(iii) to Form 10-K for the year ended December 31, 2000.
    (iv) Amendment to Loan Agreement entered into on March 23, 2001 and effective as of December 31, 2000. Exhibit (4)A to Form 10-Q for the quarter ended March 31, 2001.
    (v)     Amendment to Loan Agreement, made as of December 31, 2001.
            Exhibit 4.2(v) for Form 10-K for the year ended December 31,
            2001.
    (vi)* Fifth Amendment to Term Loan Agreement, entered into on March 18, 2003, and effective as of December 31, 2002.

10.         Material Contracts
10.1(i) Limited Partnership Agreement of Kaahumanu Center Associates, dated June 23, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
    (ii)    Cost Overrun Guaranty Agreement, dated June 28,
            1993.  Exhibit (10)B of Form 10-Q for the quarter ended
            June 30, 1993.
    (iii) Environmental Indemnity Agreement, dated June 28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
    (iv) Indemnity Agreement, dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
    (v)     Direct Liability Agreement, dated June 28, 1993.  Exhibit
            (10)E to Form 10-Q for the quarter ended June 30, 1993.
    (vi) Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form
            8-K, dated as of April 30, 1995
    (vii) Conversion Agreement, dated April 27, 1995. Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
    (viii)  Indemnity Agreement, dated April 27, 1995.  Exhibit
            (10)D to Form 8-K, dated as of April 30, 1995.
    (ix)* Amendment No. 2 to Limited Partnership Agreement of Kaahumanu Center Associates, dated December 30, 2002. Portions of the exhibit filed herewith have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act.

10.2(i) Second Amended and Restated Hotel Ground Lease (The Ritz-Carlton, Kapalua) between Maui Land & Pineapple Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK Hawaii-Maui (Lessee), effective as of January 31, 2001.
            Exhibit 10.2(i) to Form 10-K for the year ended
            December 31, 2000.

10.3        Compensatory plans or arrangements
    (i) Executive Deferred Compensation Plan (revised as of 8/16/91). Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994.
    (ii) Supplemental Executive Retirement Plan (effective as of January 1, 1988). Exhibit (10)B to Form 10-K for the year ended December 31, 1988.
    (iii) Restated and Amended Executive Change-In-Control Severance Agreement (Gary L. Gifford, President/CEO), dated as of March 16, 1999. Exhibit 10.3 (iv) to Form 10-K for the year ended December 31, 1998.
    (iv)    Restated and Amended Executive Change-In-Control
            Severance Agreement (Paul J. Meyer, Executive Vice President/Finance), dated as of March 17, 1999.
            Exhibit 10.3 (v) to Form 10-K for the year ended
            December 31, 1998.
    (v)     Restated and Amended Executive Change-In-Control
            Severance Agreement (Donald A. Young, Executive Vice President/Resort), dated as of March 16, 1999. Exhibit
            10.3 (vi) to Form 10-K for the year ended December 31,
            1998.
    (vi)    Restated and Amended Executive Change-In-Control
            Severance Agreement (Douglas R. Schenk, Executive Vice President/Pineapple), dated as of March 23, 1999.
            Exhibit 10.3 (vii) to Form 10-K for the year ended
            December 31, 1998.
    (vii)   Restated and Amended Change-In-Control Severance
            Agreement (Warren A. Suzuki, Vice President/Land Management), dated as of March 16, 1999. Exhibit
            10.3 (viii) to Form 10-K for the year ended
            December 31, 1998.
    (viii)  Restated and Amended Change-In-Control Severance
            Agreement (Scott A. Crockford, Vice President/Retail Property), dated as of March 16, 1999. Exhibit 10.3
            (ix) to Form 10-K for the year ended December 31, 1998.
    (ix) Executive Severance Plan, as amended through November 6, 1998. Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998.

10.4(i) Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
    (ii) Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.5(i)     Settlement Agreement and Release of All Claims
            (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.). Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999.

11.         Statement re computation of per share earnings:
            Net Income (Loss) divided by weighted Average Common
            Shares Outstanding equals Net Income (Loss) Per Common
            Share.

13.*        Annual Report to Security Holders:  Maui Land &
            Pineapple Company, Inc. 2002 Annual Report.

21.         Subsidiaries of registrant:
            All of the following were incorporated in the State of Hawaii:
            Maui Pineapple Company, Ltd.
            Kapalua Land Company, Ltd.
            Kapalua Advertising Company, Ltd.
            Kapalua Water Company, Ltd.
            Kapalua Waste Treatment Company, Ltd.
            Honolua Plantation Land Company, Inc.

99.         Additional Exhibits.

99.1*       Financial Statements of Kaahumanu Center
            Associates for the years ended December 31, 2002, 2001 and 2000.
99.2*       Certification of Paul J. Meyer Pursuant to 18
            U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.3*       Certification of Gary L. Gifford Pursuant to 18
            U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002