Form 10-Q
period 2003-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2003-05-08
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       MARCH 31, 2003
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

                 Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                 Yes  [ ]    No  [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                      Outstanding at May 1, 2003
Common Stock, no par value              7,195,800 shares




              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES






                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 2003 (Unaudited) and December 31, 2002              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 2003 and 2002 (Unaudited)        4

Condensed Statements of Comprehensive Income
   Three Months Ended March 31, 2003 and 2002 (Unaudited)       5

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 2003 and 2002 (Unaudited)        6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            11

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           15

Item 4.  Controls and Procedures                               15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     16

Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                     17

Certifications Pursuant to Section 302 of The
   Sarbanes-Oxley Act of 2002                                  18




PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS
                                                Unaudited
                                                  3/31/03     12/31/02
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $    346    $     658
  Accounts and notes receivable                    24,390       22,315
  Inventories                                      22,530       23,365
  Other current assets                              8,415        8,385
    Total current assets                           55,681       54,723

Property                                          266,715      264,647
  Accumulated depreciation                       (155,497)    (152,449)
    Property - net                                111,218      112,198

Other Assets                                       16,781       17,274
Total                                             183,680      184,195

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
     and capital lease obligations                  5,959        6,846
  Trade accounts payable                            9,987       13,057
  Other current liabilities                         8,945        9,318
    Total current liabilities                      24,891       29,221

Long-Term Liabilities
  Long-term debt and capital lease obligations     47,003       43,252
  Accrued retirement benefits                      33,166       33,089
  Equity in losses of joint venture                13,112       12,840
  Other long-term liabilities                       1,845        1,867
    Total long-term liabilities                    95,126       91,048

Minority Interest in Subsidiary                     1,548        1,187

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
      authorized, 7,195,800 issued and outstanding 12,455       12,455
  Retained earnings                                54,731       55,357
  Accumulated other comprehensive loss             (5,071)      (5,073)
    Stockholders' equity                           62,115       62,739
Total                                            $183,680    $ 184,195

See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)



                                          Three Months Ended
                                         3/31/03      3/31/02
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $27,155      $25,110
  Operating income                         9,958       10,359
  Other income                               160          816

Total Revenues                            37,273       36,285

Costs and Expenses
  Cost of goods sold                      16,862       16,056
  Operating expenses                       8,371        8,344
  Shipping and marketing                   5,076        4,748
  General and administrative               6,581        5,067
  Interest                                   634          581
  Equity in losses of joint ventures         256          240

Total Costs and Expenses                  37,780       35,036

Income (Loss) Before Income Taxes
   and Minority Interest                    (507)       1,249

Income tax (expense) benefit                 309         (417)
Minority interest in income
   of consolidated subsidiary               (428)         (56)

Net Income (Loss)                           (626)         776

Retained Earnings, Beginning of Period    55,357       61,066

Retained Earnings, End of Period          54,731       61,842

Per Common Share
  Net income (Loss)                      $  (.09)      $  .11



See accompanying Notes to Condensed Financial Statements.




      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)



                                           Three Months Ended
                                         3/31/03       3/31/02
                                          (Dollars in Thousands)


Net Income (Loss)                        $  (626)      $    776

Other Comprehensive Income - Foreign
  Currency Translation Adjustment              2             24

Comprehensive Income (Loss)              $  (624)      $    800



See accompanying Notes to Condensed Financial Statements.





       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Three Months Ended
                                         3/31/03       3/31/02
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
   Operating Activities                  $(1,063)     $     22

Investing Activities
  Purchases of property                   (2,206)       (2,474)
  Other                                     (268)           72

Net Cash Used in Investing Activities     (2,474)       (2,402)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                     (4,986)       (5,504)
  Proceeds from long-term debt             8,848         6,100
  Proceeds from (payment of)
    short-term debt                         (920)          300
  Other                                      283            90

Net Cash Provided by
   Financing Activities                    3,225           986

Net Decrease in Cash                        (312)       (1,394)

Cash and Cash Equivalents
  at Beginning of Period                     658         2,173

Cash and Cash Equivalents
  at End of Period                       $   346       $   779

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $634,000 and $590,000 was paid during the three months ended March 31, 2003 and 2002, respectively.
Income taxes of $(291,000) and $1,480,000 were (received) paid during the three months ended March 31, 2003 and 2002, respectively.

See accompanying Notes to Condensed Financial Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2003 and 2002 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $803,000 and $572,000 at March 31, 2003 and December 31, 2002, respectively.

5. Inventories as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

                                          3/31/03      12/31/02

   Pineapple products
      Finished goods                       $ 8,697     $11,829
      Work in progress                       4,437         963
      Raw materials                          2,633       1,696
   Real estate held for sale                   667       2,134
   Merchandise, materials and supplies       6,096       6,743

   Total Inventories                       $22,530     $23,365


6.  Business Segment Information (in thousands):

                                          Three Months Ended March 31
                                               2003         2002
  Revenues
    Pineapple                             $ 20,898      $ 19,342
    Resort                                  13,295        15,220
    Commercial & Property                    3,079         1,723
    Other                                        1            --
  Total Revenues                            37,273        36,285

  Operating Profit (Loss)
    Pineapple                               (1,537)       (1,141)
    Resort                                   1,294         2,956
    Commercial & Property                      349           319
    Other                                     (407)         (360)
  Total Operating Profit (Loss)               (301)        1,774
  Interest Expense                            (634)         (581)
  Income Tax (Expense) Benefit                 309          (417)

  Net Income (Loss)                       $   (626)     $    776


7. Average common shares outstanding for the interim periods ended March 31, 2003 and 2002 were 7,195,800. The Company has no securities outstanding that would potentially dilute common shares outstanding.

8. At March 31, 2003 and 2002, the Company did not hold derivative instruments and did not enter into hedging transactions.

9. On January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.
  146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and not at the date of an entity's commitment to an exit plan, as was previously required. The adoption of SFAS
  No 146 did not have a material effect on the Company's financial statements.

  On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires an entity to disclose in its financial statement footnotes many of the guarantees or indemnification agreements that it issues. In addition, under certain circumstances, an entity will have to recognize a liability at the time it enters into the guarantee. The adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

10. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

11.  Contingencies
  Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. The reserve recorded in 1999 and adjustments thereto through March 31, 2003, did not have a material effect on the Company's financial statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water.

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

  In addition to the matters noted above, there are various other claims and legal actions pending against the Company.
  In the opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

  Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. The Company is a guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $1 million line of credit used for working capital purposes. Both lines expire on August 31, 2003.

  The Company, as a partner in various partnerships, may under particular circumstances be called upon to make additional capital contributions.

 The Company has guaranteed the payment of up to $10 million of the $58 million mortgage loan of Kaahumanu Center Associates, a limited partnership of which the Company is the general partner.

 At March 31, 2003, the Company had purchase commitments under signed contacts totaling $652,000, which relate primarily to equipment for its Central American operations and to real estate projects.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

The Company incurred a net loss of $626,000 or $.09 per share for the first quarter of 2003 compared to net income of $776,000 or $.11 per share for the first quarter of 2002. Net results from the Company's two major business segments, Pineapple and Resort, were lower in the first quarter of 2003. Consolidated revenues for the first quarter of 2003 were $37.3 million or 3% higher than the first quarter of 2002. The Pineapple and Commercial & Property segments were responsible for the increased revenues

Consolidated general and administrative expense increased by 30% compared to the first quarter of 2002 to $6.6 million for the first quarter of 2003. General and administrative expenses are incurred at the segment level and at the corporate level. Approximately 70% of the general and administrative expenses incurred at the corporate level are allocated to the business segments. Operating profit (loss) reported for the business segment is after allocation of corporate general and administrative expense, but before interest expense and income taxes. Insurance expense in the first quarter of 2003 increased by approximately 53%, with the most significant increases for workers' compensation and liability, and affected all of the business segments. Pension expense charged to the business segments in the first quarter of 2003 increased by 45%, reflecting the decline in pension asset values in 2002 and the decrease in assumed discount rate as of December 31, 2002. In addition, general and administrative expense for the Pineapple segment for litigation costs and other outside consultants, and depreciation expense were higher in the first quarter of 2003 compared to the same period in 2002.

Interest expense was higher in the first quarter of 2003 compared to the first quarter of 2002 because of higher average borrowings. Borrowings were higher in 2003 because of decreased cash flows from operating activities. See Liquidity and Capital Resources for further discussion of cash flows. The Company's average interest rates were lower in the first quarter of 2003 compared to the first quarter of 2002.


Pineapple

Pineapple operations produced an operating loss of $1.5 million for the first quarter of 2003 compared to an operating loss of $1.1 million for the first quarter of 2002. Revenues for the first quarter of 2003 were higher by 8% compared to the first quarter of 2002, reflecting increased sales of pineapple from Central America by the Company's 100% owned subsidiary, Royal Coast Tropical Fruit Company, Inc., increased sales of Hawaiian GoldTM (fresh whole pineapple) and higher average sales prices for the Company's canned pineapple products. Cost of sales as a percentage of sales was lower in the first quarter of 2003 compared to 2002 primarily because of the larger proportion of fresh pineapple sales, which generally have a higher profit margin compared to canned sales, and because of lower production cost (primarily at the plantations) in 2003.

The increased operating loss for the Pineapple segment for the first quarter of 2003 was primarily due to increased general and administrative expenses as discussed above. General and administrative expense for the Pineapple segment increased by $1.3 million in the first quarter of 2003 compared to the first quarter of 2002. Litigation cost to defend the Company's right to grow certain hybrid pineapple varieties is expected to continue through the third quarter of 2003. Higher depreciation charged to Pineapple general and administrative expense is attributable to the integrated accounting system that was fully placed in service as of January 2003. This depreciation expense is expected to be approximately $1.7 million in 2003, declining to approximately $1 million in 2007.

Production costs are expected to be lower in 2003 because of a reduction in the number of acres that will be planted as compared to 2002. In accordance with Hawaii industry practice, the Company's policy is to charge the costs of growing pineapple to production in the year incurred rather than deferring these costs until the year of harvest. This reduction in acres to be planted in 2003 is expected to reduce cost of sales for the year 2003 by approximately $1.0 million.

The Company's canned pineapple is sold in competition with product produced in foreign countries; thus, the volume of imports of canned pineapple and the average unit value declared on these imports influences the competitive environment of the market for the Company's products. The effect on the marketplace of a change in the volume or average unit value is not necessarily immediate, and other factors also influence the market, but the import statistics may be indicative of future market condition. For the first two months of 2003, the volume of imports of canned pineapple into the United States increased by 6% and the average unit value increased by 11%.

Over the last several years, the Company has been reducing the acreage planted in Champaka pineapple (primarily a canning variety) and increasing the acreage in Hawaiian GoldTM pineapple (primarily sold as fresh whole fruit). The net reduction in planted acreage has resulted in a gradual reduction in the need for seasonal labor as well as reductions in the full-time labor force. Acceleration of the reduction in canned pineapple production would result in decreases to the size of the workforce. The Company's labor force needs are being evaluated and charges for severance and termination benefits may be necessary in future periods. The Company is also evaluating the fixed assets used in its Pineapple operations in an effort to determine the most efficient usage of its assets based on an overall reduction in canned pineapple production. This evaluation may result in additional depreciation or impairment charges.

Resort

Kapalua Resort produced an operating profit of $1,294,000 for the first quarter of 2003 compared to an operating profit of $2,956,000 for the first quarter of 2002. Revenues from the Resort were $13.3 million for the first quarter of 2003 compared to $15.2 million for the first quarter of 2002.

Lower operating profit and revenue for the first quarter of 2003 were due to fewer sales of new real estate product and to lower results from most other resort operations, with the exception of merchandise sales. Sales of merchandise carrying the Kapalua logo were higher in the first quarter of 2003 compared to the first quarter of 2002, primarily reflecting an increase in Company-operated retail space at Kapalua Resort. The overall visitor occupancy at the Resort and paid rounds of golf were lower in the first quarter of 2003.

For the first two months of 2003 hotel and condominium room occupancies for the State of Hawaii and for the island of Maui declined by less than 1% as compared to the same period in 2002. Room occupancies at the Kapalua Resort decreased by almost 6% for the first two months of 2003 compared to the first two months of 2002. Part of the decreased occupancy at Kapalua is due to a greater number of units available in The Kapalua Villas, the Company's short-term condominium rental program. In addition, a large portion of the accommodations at the Kapalua Resort is highly dependent on group business, which was significantly lower in the first quarter of 2003 compared to the first quarter of 2002. Based on advance bookings, it appears that Kapalua Resort occupancies for the summer of 2003 may exceed the prior year, but for the full-year, room occupancies may continue to be lower than 2002.

Operating profit attributable to real estate development decreased by $1.1 million in the first quarter of 2003 compared to 2002, reflecting lower inventory of new real estate product available for sale. A house on a lot at Pineapple Hill Estates that the Company constructed through a joint venture was completed in March 2003 and placed on the market. A 6.5-acre oceanfront parcel at Kapalua presently is also on the market. The next phase of Plantation Estates at Kapalua, may be available for sale before year-end 2003, but revenues from this large-lot subdivision would probably not be recognized until 2004.

Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the first quarter of 2003 are not necessarily indicative of future performance trends for this segment.


Commercial & Property

The Commercial & Property segment reported operating profit of $349,000 for the first quarter of 2003 compared to $319,000 for the first quarter of 2002. Revenues from this segment were $3.1 million for the first quarter of 2003 compared to $1.7 million for the first quarter of 2002. Revenues and operating profit for 2002 included a $624,000 gain on the sale of a land parcel. Results for the first quarter of 2003 included the closing of 21 lot sales at the Kapua Village employee subdivision. The closing of lot sales in this subdivision began in December 2002 and as of March 31, 2003, there were 11 lots remaining in inventory. Sales of the remaining lots are expected to close in the second quarter of 2003. The Company's equity in the losses of Queen Kaahumanu Center for the first quarter of 2003 was consistent with the first quarter of 2002, as increased revenues were offset by higher expense for advertising, professional services and allowance for uncollectible accounts.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

At March 31, 2003, total debt, including capital leases was $53.0 million, an increase of $2.9 million from December 31, 2002.
Most of the increased debt was the result of decreased accounts receivables collections in the Pineapple segment in the first quarter of 2003. Accounts receivable for the Pineapple segment were higher than usual at the end of 2002 because of a high volume of sales made later in 2002. These accounts receivable were subsequently collected in January of 2003. In January 2003, the sales, manufacturing and payroll modules of the integrated accounting system, which the Company began implementing in August 2000 "went live." During the first quarter of 2003, a significant amount of previously unforeseen issues in the new system and a higher than anticipated learning curve for Company employees resulted in lower productivity and a backlog of invoicing and collections. While all first quarter pineapple sales were properly recorded, invoicing was approximately three weeks in arrears as of the end of March 2003. The Pineapple sales division reallocated staff and is considering hiring additional personnel to alleviate the invoicing backlog.

At March 31, 2003, unused short- and long-term lines of credit totaled $5.4 million. The Company's borrowings normally increase in the second and third quarters of the year as the seasonal pineapple inventory financing reaches its peak. However, unlike prior years, the debt level is not expected to increase significantly in 2003 from the March 31 level. The high debt level at March 31 was caused by a short-term issue that the Company believes will be corrected before the Company's cash requirements increase for seasonal inventory financing. It is anticipated that cash flows from operating activities, as the invoicing and collection backlog in the Pineapple segment is resolved, together with the credit lines currently available to the Company will be sufficient to cover the Company's peak cash requirements in 2003. Should additional credit become necessary the Company would seek additional credit from its lenders.

The Company's capital expenditures and expenditures for general planning and land entitlements are expected to be approximately $9.7 million in 2003. Approximately $3.8 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or new equipment financing loans.

In the second quarter of 2003, the Company expects to record a charge to general and administrative expenses of approximately $1.3 million and make cash payments of approximately $770,000 for termination benefits related to management changes. In April 2003, the Company received a non-recurring cash receipt of $850,000, which was recorded as other income in the Pineapple segment.

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

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first three months of 2003.

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




PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

On April 12, 2001, the Company filed a lawsuit against Del Monte Fresh as well as Fresh Del Monte Produce, Inc. and Del Monte Corporation, Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division). On April 17, 2003, a settlement agreement was executed to resolve the disputes and fully settle and compromise the claims related to the Company's allegations that Del Monte's use of the names "Del Monte Hawaiian Gold," "Del Monte Hawaii Gold," and "Del Monte Gold" infringed upon the Company's HAWAIIAN GOLD trademarks. One of the defendants in this action, Del Monte Fresh Produce N.A., Inc., had filed a counterclaim alleging that the Company has infringed on its patent on one of the pineapple hybrid varieties. A motion to dismiss the counterclaim was filed by Del Monte Fresh Produce N.A. and on April 4, 2003, the motion was granted.

On April 21, 2003, a final judgment was entered that terminated Del Monte Fresh Produce (Hawaii) Inc. v. Maui Pineapple Company, Ltd., Civil No. 01-1-2671-09, First Circuit Court of the State of Hawaii. On August 29, 2002, a motion had been granted declaring that the plaintiff has the right to use the Ginaca machines, which are the subject of this action, in a mainland fresh fruit operation.


Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits
               Exhibit 99.1 - Certification of Paul J. Meyer
               Pursuant To 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 Of The Sarbanes-Oxley Act
               Of 2002

               Exhibit 99.2 - Certification of Gary L. Gifford
               Pursuant To 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 Of The Sarbanes-Oxley Act
               Of 2002

(b)  Reports on Form 8-K
   The Company filed no reports on Form 8-K for the period covered by this report.




                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





 May 7, 2003             /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)





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

Date:  May 7, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
  14 and 15d-14 ) for the registrant and we have:

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


Date:  May 7, 2003

                                       /S/ GARY L. GIFFORD
                                 Name:  Gary L. Gifford
                                 Title: President & Chief Executive Officer