Form 10-Q
period 2003-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2003-08-13
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 2003
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                    Outstanding at August 4, 2003
Common Stock, no par value              7,195,800 shares







              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  June 30, 2003 (Unaudited) and December 31, 2002               3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended June 30, 2003 and 2002 (Unaudited)         4

Condensed Statements of Operations and Retained Earnings,
   Six Months Ended June 30, 2003 and 2002 (Unaudited)          5

Condensed Statements of Comprehensive Income
   Three Months Ended June 30, 2003 and 2002 (Unaudited)        6

Condensed Statements of Comprehensive Income
   Six Months Ended June 30, 2003 and 2002 (Unaudited)          6

Condensed Statements of Cash Flows,
  Six Months Ended June 30, 2003 and 2002 (Unaudited)           7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            12

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           17

Item 4.  Controls and Procedures                               17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     18

Item 4.  Submission of Matters to a Vote of Security-Holders   18

Item 6.  Exhibits and Reports on Form 8-K                      19

Signatures                                                     20







PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS
                                                 Unaudited
                                                  6/30/03     12/31/02
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  1,023    $     658
  Accounts and notes receivable                    18,836       22,315
  Inventories                                      27,177       23,365
  Other current assets                             11,065        8,385
    Total current assets                           58,101       54,723

Property                                          258,148      264,647
  Accumulated depreciation                       (153,060)    (152,449)
    Property - net                                105,088      112,198

Other Assets                                       16,608       17,274
Total                                             179,797      184,195


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       6,450        6,846
  Trade accounts payable                           10,279       13,057
  Other current liabilities                         9,773        9,318
    Total current liabilities                      26,502       29,221

Long-Term Liabilities
  Long-term debt and capital lease obligations     44,054       43,252
  Accrued retirement benefits                      34,221       33,089
  Equity in losses of joint venture                13,564       12,840
  Other long-term liabilities                       1,451        1,867
    Total long-term liabilities                    93,290       91,048

Minority Interest in Subsidiary                     1,935        1,187

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Retained earnings                                50,699       55,357
  Accumulated other comprehensive loss             (5,084)      (5,073)
    Stockholders' equity                           58,070       62,739
Total                                            $179,797    $ 184,195

See accompanying Notes to Condensed Financial Statements.






      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                          Three Months Ended
                                         6/30/03      6/30/02
                                         (Dollars in Thousands
                                         Except Share Amounts)

Revenues
  Net sales                              $26,591      $25,227
  Operating income                         8,660        8,092
  Other income                             1,239          242

Total Revenues                            36,490       33,561

Costs and Expenses
  Cost of goods sold                      17,885       16,814
  Operating expenses                       8,723        8,316
  Shipping and marketing                   5,038        4,761
  General and administrative               8,933        5,767
  Interest                                   655          572
  Equity in losses of joint ventures         452          388

Total Costs and Expenses                  41,686       36,618

Loss Before Income Taxes and
 Minority Interest                        (5,196)      (3,057)

Income tax benefit                         1,432        1,054

Minority interest in income of
  consolidated subsidiary                   (268)         (63)

Net Loss                                  (4,032)      (2,066)

Retained Earnings, Beginning of Period    54,731       61,842

Retained Earnings, End of Period          50,699       59,776

Per Common Share
    Net Loss                             $  (.56)      $ (.29)


See accompanying Notes to Condensed Financial Statements.





     MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                           Six Months Ended
                                         6/30/03      6/30/02
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $53,746      $50,337
  Operating income                        18,618       18,451
  Other income                             1,399        1,058

Total Revenues                            73,763       69,846

Costs and Expenses
  Cost of goods sold                      34,747       32,870
  Operating expenses                      17,094       16,660
  Shipping and marketing                  10,114        9,509
  General and administrative              15,514       10,834
  Interest                                 1,289        1,153
  Equity in losses of joint ventures         708          628

Total Costs and Expenses                  79,466       71,654

Loss Before Income Taxes and
  Minority Interest                       (5,703)      (1,808)

Income tax benefit                         1,741          637

Minority interest in income of
  consolidated subsidiary                   (696)        (119)

Net Loss                                  (4,658)      (1,290)

Retained Earnings, Beginning of Period    55,357       61,066

Retained Earnings, End of Period          50,699       59,776

Per Common Share
    Net Loss                             $  (.65)      $ (.18)



See accompanying Notes to Condensed Financial Statements.





      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)



                                           Three Months Ended
                                          6/30/03       6/30/02
                                          (Dollars in Thousands)


Net Loss                                 $(4,032)      $ (2,066)

Other Comprehensive Loss - Foreign
  Currency Translation Adjustment            (13)            (8)

Comprehensive Loss                       $(4,045)      $ (2,074)



                                            Six Months Ended
                                          6/30/03       6/30/02
                                          (Dollars in Thousands)


Net Loss                                 $(4,658)      $ (1,290)

Other Comprehensive Income (Loss) -
  Foreign Currency Translation
  Adjustment                                 (11)            16

Comprehensive Loss                       $(4,669)      $ (1,274)


See accompanying Notes to Condensed Financial Statements.





       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                         6/30/03       6/30/02
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
  Operating Activities                  $  3,742       $ (2,217)

Investing Activities
  Purchases of property                   (3,959)        (5,416)
  Proceeds from disposal of property          30            630
  Increases in other assets                 (602)          (996)

Net Cash Used in Investing Activities     (4,531)        (5,782)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (11,974)        (8,823)
  Proceeds from long-term debt            12,847         14,389
  Proceeds from (payment of)
    short-term debt                         (320)         1,000
  Other                                      601            168

Net Cash Provided by Financing Activities  1,154          6,734

Net Increase (Decrease) in Cash              365         (1,265)

Cash and Cash Equivalents
  at Beginning of Period                     658          2,173

Cash and Cash Equivalents
  at End of Period                       $ 1,023        $   908

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $1,321,000 and $1,137,000 was paid during the six months ended June 30, 2003 and 2002, respectively. Income taxes of $(288,000) and $1,483,000 were (received) paid during the six months ended June 30, 2003 and 2002, respectively.

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,040,000 and $572,000 at June 30, 2003 and December 31, 2002, respectively.

5. Inventories as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

                                           6/30/03    12/31/02

    Pineapple products
      Finished goods                       $ 9,384     $11,829
      Work in progress                       4,214         963
      Raw materials                          3,234       1,696
    Real estate held for sale                4,434       2,134
    Merchandise, materials and supplies      5,911       6,743

    Total Inventories                      $27,177     $23,365


6.  Business Segment Information (in thousands):


                          Three Months Ended       Six Months Ended
                                June 30                 June 30
                             2003      2002          2003     2002
Revenues
  Pineapple               $23,876   $22,163        $44,774   $41,505
  Resort                   10,529    10,309         23,824    25,529
  Commercial & Property     2,105     1,088          5,184     2,811
  Other                       (20)        1            (19)        1
Total Revenues             36,490    33,561         73,763    69,846

Operating Profit (Loss)
  Pineapple                (2,879)   (1,322)        (4,416)   (2,463)
  Resort                   (1,028)     (400)           266     2,556
  Commercial & Property      (139)     (458)           210      (139)
  Other                      (763)     (368)        (1,170)     (728)
Total Operating Loss       (4,809)   (2,548)        (5,110)     (774)
Interest Expense             (655)     (572)        (1,289)   (1,153)
Income Tax Benefit          1,432     1,054          1,741       637

Net Loss                  $(4,032)  $(2,066)       $(4,658)  $(1,290)

7. In June 2003, the Company entered into an agreement to sell the Napili Plaza and in July 2003, the Company, as managing member for Kaahumanu Center Associates, signed an agreement to sell Queen Kaahumanu Center. At June 30, 2003, the Napili Plaza property, plant and equipment (net of accumulated depreciation of $4,373,000) has been classified as Real Estate Held for Sale.

   On August 1, 2003, the sale of Napili Plaza was concluded and the Company's $4.5 million mortgage loan on the on the property was repaid. The Company will report a pretax gain of approximately $2 million in the third quarter of 2003.

   The sale of Queen Kaahumanu Center is expected to close before the end of third quarter 2003.

8. Average common shares outstanding for the interim periods ended June 30, 2003 and 2002 were 7,195,800. The Company has no securities outstanding that would potentially dilute common shares outstanding.

9. At June 30, 2003 and 2002, the Company did not hold derivative instruments and did not enter into hedging transactions.

10.On January 1, 2003, the Company adopted Statement of Financial
   Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and not at the date of an entity's commitment to an exit plan, as was previously required. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

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

11.Certain amounts for the prior year have been reclassified to conform to the current year presentation.

12.Contingencies
   Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. The reserve recorded in 1999 and adjustments thereto through June 30, 2003, did not have a material effect on the Company's financial statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water.

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

   The Company has guaranteed the payment of up to $10 million of the $57 million mortgage loan of Kaahumanu Center Associates, a limited partnership of which the Company is the general partner. Upon closing of the sale of Queen Kaahumanu Center, the mortgage loan will be repaid and the guarantee will be released (see Note 7 to Condensed Financial Statements).

   At June 30, 2003, the Company had purchase commitments under signed contacts totaling $6.1 million, which relate primarily to pineapple purchases for its Costa Rican operations and to real estate projects on Maui.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

The Company reported a net loss of $4,032,000 ($.56 per share) for the second quarter of 2003 compared to a net loss of $2,066,000 ($.29 per share) for the second quarter of 2002. Consolidated revenues for the second quarter of 2003 were $36.5 million compared to $33.6 million for the second quarter of 2002.

For the first half of 2003, the Company had a net loss of $4,658,000 ($.65 per share) compared to a net loss of $1,290,000
($.18 per share) for the first half of 2002. Consolidated revenues for the first half of 2003 were $73.8 million compared to $69.8 million for the same period in 2002.

Increased losses for the second quarter and first half of 2003 were due to lower net results from the Company's major business segments, Pineapple and Resort, and increased general and administrative expenses. The Commercial & Property segment produced improved results for the second quarter and first half of 2003.

Consolidated general and administrative expenses increased by 57% and 45% for the second quarter and first half of 2003, respectively, compared to the same periods in 2002. General and administrative expenses are incurred at the segment level and at the corporate level. Approximately 70% of the general and administrative expenses incurred at the corporate level were allocated to the business segments in 2003 and 2002. Operating profit (loss) reported for the business segment is after allocation of corporate general and administrative expense, but before interest expense and income taxes. Charges related to management changes and employee layoffs in the Pineapple segment accounted for approximately 49% and 33% of the increased consolidated general and administrative expense for the second quarter and first half of 2003, respectively. Litigation costs incurred in the Pineapple segment, other consultant fees, higher depreciation expense and increased pension expense were responsible for approximately 47% and 57% of the increased general and administrative expense for the second quarter and first half of 2003, respectively.

Consolidated pension expense for the year 2003 is expected to be $2.7 million, an increase of about 100% over 2002. This increase reflects the decline in pension asset values in 2002 and a decrease in assumed discount rate as of December 31, 2002. While pension asset values have improved in the first six months of 2003, fixed long-term interest rates have continued to decline. At year-end 2003, the Company could be required to recognize an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions. The liability would not affect net income, but would be recorded as a reduction of equity through a non-cash charge to accumulated other comprehensive income.

Interest expense was higher in the second quarter and first half of 2003 compared to the same periods in 2002 because of higher average borrowings. Borrowings were higher in 2003 because cash flows from operating activities were insufficient to reduce debt. See Liquidity, Capital Resources and Other for further discussion of cash flows. The Company's average interest rates were lower in the second quarter and first half of 2003 compared to the same periods in 2002.

Pineapple

Pineapple operations produced an operating loss of $2.9 million for the second quarter of 2003 compared to an operating loss of $1.3 million for the second quarter of 2002. For the first half of 2003 the operating loss from Pineapple was $4.4 million compared to $2.5 million for the first half of 2002. Revenues for the second quarter and first half of 2003 were $23.9 million and $44.8 million, respectively, an increase of approximately 8% for both the quarter and six-month period versus the comparable periods in 2002.

Increased revenues for the second quarter and the first six months of 2003 were due primarily to higher volume and prices of pineapple sales from Costa Rica by the Company's 100% owned subsidiary, Royal Coast Tropical Fruit Company, Inc. and increased sales volume of Hawaiian GoldTM, fresh whole pineapple grown on Maui. Increased revenues for the first six months of 2003 also reflected higher average sales prices for the Company's canned pineapple products. Sales volume of the Company's canned pineapple products was lower in the second quarter and first half of 2003 compared to 2002 and currently represents approximately 65% of the Pineapple segment net sales compared to approximately 75% of the segment's net sales a year ago. Revenues for the second quarter of 2003 include $850,000 from a non-recurring cash receipt in April 2003.

Cost of sales as a percentage of sales was lower in the second quarter and first half of 2003 compared to 2002 primarily because of the larger proportion of fresh pineapple sales, which generally have a higher profit margin compared to canned sales, and because of lower production cost (primarily at the plantations) in 2003.

The increased operating loss for the Pineapple segment for the second quarter and first half of 2003 was primarily due to increased general and administrative expenses as discussed above. General and administrative expense for the Pineapple segment increased by $2.1 million and $3.4 million in the second quarter and first half of 2003, respectively, compared to the same periods in 2002. Significant litigation cost to defend the Company's right to grow certain hybrid pineapple varieties were incurred in the first half of 2003, but the expense is not expected to continue after August 2003. Higher depreciation charged to Pineapple general and administrative expense is attributable to the integrated accounting system that was fully placed in service as of January 2003. This depreciation expense currently is expected to be approximately $1.9 million per year in 2003 through 2006.

Production costs are expected to be lower in 2003 because of a reduction in the number of acres that will be planted as compared to 2002. In accordance with Hawaii industry practice, the Company's policy is to charge the costs of growing pineapple to production in the year incurred rather than deferring these costs until the year of harvest. This reduction in acres to be planted in 2003 as compared to 2002 is expected to reduce cost of sales for the year 2003 by approximately $1.0 million.

The Company's canned pineapple is sold in competition with product produced in foreign countries; thus, the volume of imports of canned pineapple and the average unit value declared on these imports influences the competitive environment of the market for the Company's products. The effect on the marketplace of a change in the volume or average unit value is not necessarily immediate, and other factors also influence the market, but the import statistics may be indicative of future market condition. For the first five months of 2003, the volume of imports of canned pineapple into the United States increased by 14% and the average unit value increased by 8%.

Antidumping duties ranging from less than 1% up to 51% have been in effect on canned pineapple fruit imported from Thailand since mid-1995. At the request of either the Company or a Thai producer, the amount of duties on pineapple imports from Thailand is subject to annual administrative reviews by the U. S. Department of Commerce. Based on the preliminary results of the seventh annual administrative review announced in June 2003, three Thai importers have dumping margins that are considered "de minimis." A determination of a de minimis dumping margin for three consecutive years will result in an importer being exempt from the anti-dumping duty order. In 2001, the Company had appealed a determination that one large Thai producers' dumping margin was de minimis, and in April 2003, the margin was recomputed to an amount in excess of the de minimis threshold.

Over the last several years, the Company has been reducing the acreage planted in Champaka pineapple (primarily a canning variety) and increasing the acreage in Hawaiian GoldTM pineapple (primarily sold as fresh whole fruit), resulting in a net reduction in the total planted acreage. This reduction in planted acreage has resulted in a gradual reduction in the need for seasonal labor as well as reductions in the full-time labor force. The first six months of 2003 includes approximately $400,000 of employment severance charges. Acceleration of the reduction in canned pineapple production will result in further decreases to the size of the workforce. The Company's labor force needs are being evaluated and additional charges for severance and termination benefits may be necessary in future periods. The Company is also evaluating the fixed assets used in its Pineapple operations in an effort to determine the most efficient usage of its assets based on an overall reduction in canned pineapple production. This evaluation may result in additional depreciation or impairment charges.

Resort

Kapalua Resort reported an operating loss for the second quarter of 2003 of $1,028,000 compared to an operating loss of $400,000 for the second quarter of 2002. For the first half of 2003 Kapalua produced an operating profit of $266,000 compared to an operating profit of $2,556,000 for the first half of 2002. Revenues for the second quarter of 2003 were 2% higher than the second quarter of 2002. For the first half of 2003, revenues of $23.8 million were 7% lower than the same period in 2002.

Increased revenues for the second quarter of 2003 compared to the second quarter of 2002 were attributable to increased hotel and villa room occupancies at Kapalua, an increased number of paid rounds of golf, higher green fees and to improved merchandise sales. For the first half of 2003, the overall room occupancy at the Resort and paid rounds of golf were lower than the first half of 2002. The increase in merchandise sales in the second quarter and first half of 2003 compared to the same periods in 2002 primarily reflects an increase in Company-operated retail space at Kapalua Resort.

The increased operating loss for the second quarter of 2003 and the reduction in operating profit for the first half of 2003 was due to fewer sales of new real estate product in 2003, higher operating costs and higher direct and allocated general and administrative expenses as explained above. Operating cost increases were primarily due to labor related costs.

Operating profit attributable to real estate development decreased by $400,000 and $1.5 million in the second quarter of 2003 and first half of 2003, respectively, compared to the same periods in 2002, reflecting lower inventory of new real estate product available for sale. There were no sales of new real estate product in the second quarter of 2003, while the second quarter of 2002 included one Pineapple Hill Estates lot sale. The first half of 2003 included the sale of one lot at Pineapple Hill Estates compared to the first half of 2002, which included the sale of two lots at Pineapple Hill Estates and two lots at Plantation Estates.

A house on a lot at Pineapple Hill Estates that the Company constructed through a joint venture was completed in March 2003 and is available for sale. The Company presently has a 6.5-acre oceanfront parcel at Kapalua in escrow. This sale is expected to close after the State Department of Land & Natural Resources approves the buyers' construction plans for a home on this conservation-zoned parcel. The next phase of Plantation Estates at Kapalua may be available for sale before year-end 2003, but revenues from this subdivision would be recognized as subdivision improvements are completed, so revenues probably will not be recognized until 2004.

Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the second quarter and first half of 2003 are not necessarily indicative of future performance trends for this segment.

Hotel and condominium room occupancies for the first six months of 2003 compared to the same period in 2002, increased slightly for the State of Hawaii and for the island of Maui, room occupancies increased by approximately 3%. Room occupancies at the Kapalua Resort decreased by almost 3% for the first six months of 2003 compared to the same period in 2002. Part of the decreased occupancy at Kapalua is due to a greater number of units available in The Kapalua Villas, the Company's short-term condominium rental program. In addition, a portion of the accommodations at the Kapalua Resort is dependent on group business, which was lower in 2003 compared to 2002. Advanced bookings for the second half of 2003 indicate that Kapalua Resort occupancies for the remainder of 2003 and the full year 2003 may exceed 2002.

Commercial & Property

Commercial & Property operations produced an operating loss of $139,000 for the second quarter of 2003 compared to an operating loss of $458,000 for the second quarter of 2002. For the first half of 2003 the Commercial & Property operating profit was $210,000 compared to an operating loss of $139,000 for the first half of 2002. Revenues from these operations was $2,105,000 for the second quarter of 2003 compared to $1,088,000 for the second quarter of 2002; and $5,184,000 for the first half of 2003 compared to $2,811,000 for the first half of 2002.


Higher revenues and improved net operating results for the second quarter and first half of 2003 were primarily due to the closing of lot sales at the Kapua Village employee subdivision. The second quarter and first half of 2003 included ten and 31 lot closings, respectively. The closing of lot sales in this subdivision began in December 2002 and one lot remained in inventory at June 30, 2003. The final lot was sold in July 2003. Revenues and operating profit for the first half of 2002 included a $624,000 gain on the sale of a land parcel.

LIQUIDITY, CAPITAL RESOURCES AND OTHER


At June 30, 2003, total debt, including capital leases was $50.5 million, an increase of $400,000 from December 31, 2002. Typically, the increase in the Company's debt level from the prior year-end to the end of the second quarter would be significantly greater because cash requirements increase as the seasonal pineapple canning activity begins. However, the Company's debt level at the end of 2002 was relatively high because certain pineapple sales made late in 2002 were not collected before year-end. The debt was reduced to a more normal year-end level when the receivables were collected in early 2003. Cash flows from operating activities was $3.7 million for the first half of 2003 compared to a negative $2.2 million for the same period in 2002.

The seasonal pineapple canning activity of the summer months will increase the Company's cash requirements. However, the Company's overall debt level is expected to be lower by the end of the third quarter as compared to June 30, 2003, primarily because the mortgage loan on Napili Plaza was repaid on August 1, 2003 (see
Note 7 to Condensed Financial Statements). At June 30, 2003, unused short- and long-term lines of credit totaled $7.1 million. It is anticipated that cash flows from operating activities together with the credit lines currently available to the Company will be sufficient to cover the Company's peak cash requirements in 2003. Should additional credit become necessary the Company would seek additional credit from its lenders.

In January 2003, the sales, manufacturing and payroll modules of the integrated accounting system, which the Company began implementing in August 2000, "went live." Through approximately early April 2003, the Pineapple Sales Division experienced significant backlogs in invoicing because of previously unforeseen issues in the new system. At June 30, 2003, the backlog in invoicing was at acceptable levels.

The Company's capital expenditures and expenditures for general planning and land entitlements are expected to be approximately $9.3 million in 2003. Approximately $3.4 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or new equipment financing loans.

In August 2003, the Company expects to receive a non-recurring cash payment of $2 million as a result of resolution of litigation that will be recorded as Other Income in the Pineapple segment.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided in an effort to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's belief regarding the effect of imports on canned pineapple pricing; the Company's expectations as to depreciation expense, pineapple production costs and capital expenditures; the Company's expectations as to the closing of the sale on the 6.5 acre land parcel at Kapalua and the closing of the sale of Queen Kaahumanu Center; the possibility that the next phase of Plantation Estates at Kapalua may be available for sale before year-end 2003; the Company's expectations as to Resort room occupancies; expectations regarding certain non-recurring cash receipts; and the Company's expectations regarding the adequacy of credit facilities and operating cash flows. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first six months of 2003.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, it was concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.

(b) Changes in internal controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

On August 5, 2003 a settlement agreement was signed, which resolved all claims, counterclaims, and/or contentions on terms satisfactory to all parties, with regard to Maui Pineapple Company, Ltd., et al. v. Del Monte Fresh Produce (Hawaii), Inc., et al. Civil No. 01-1-0173(1), (Circuit Court of the Second Circuit, State of Hawaii) and Maui Pineapple Company, Ltd., et al. v. Del Monte Corporation, et al., Case No: C 01-01449 CRB, in the United States District Court For the Northern District of California (San Francisco Division).

Item 4.   Submission of Matters to a Vote of Security-Holders

On May 27, 2003, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 20, 2003, the record date of the annual meeting, was 7,195,800.

The results of the voting were as follows:

Election of Class one Directors for a three-year term:

                        Shares Voted For         Shares Withheld

Randolph G. Moore           6,563,378                152,799
Fred E. Trotter III         6,543,375                172,802

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 2003:

Shares voted for:           6,572,776
Shares voted against:         135,273
Shares abstained:               8,128

There were no broker non-votes on any matter voted upon at the meeting.


Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

     (4)  Instruments Defining the Rights of Security
               Holders
          4.1(x) Third Loan Modification Agreement, dated as of August 11, 2003 (Filed Herewith)
          4.2(vii) Sixth Amendment to Term Loan Agreement, entered into on July 30, 2003, and effective as of June 29, 2003 (Filed Herewith)

     (10) Material Contracts
          10.3(x)  Employment Separation Agreement (Gary L.
                   Gifford, President/CEO), dated April 15, 2003

     (31) Rule 13a - 14(a) Certifications

     (32) Section 1350 Certifications

(b)  Reports on Form 8-K
     (1) A report on Form 8-K dated and filed on May 6, 2003, included Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 9, Regulation FD Disclosure and no financial statements.

     (2) A report on Form 8-K dated and filed on June 10, 2003, included Item 9, Regulation FD Disclosure and no financial statements.








                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





  August 13, 2003            /S/ PAUL J MEYER
       Date                      Paul J. Meyer
                                 Executive Vice President/Finance
                                 (Principal Financial Officer)