Form 10-Q
period 2003-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2003-11-13
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 2003
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

        Class                   Outstanding at November 7, 2003
Common Stock, no par value              7,195,800 shares









              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                              Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets, September 30, 2003 (Unaudited)
  and December 31, 2002                                         3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended September 30, 2003 and 2002 (Unaudited)    4

Condensed Statements of Operations and Retained Earnings,
  Nine Months Ended September 30, 2003 and 2002 (Unaudited)     5

Condensed Statements of Comprehensive Income
  Three Months Ended September 30, 2003 and 2002 (Unaudited)    6

Condensed Statements of Comprehensive Income
  Nine Months Ended September 30, 2003 and 2002 (Unaudited)     6

Condensed Statements of Cash Flows,
  Nine Months Ended September 30, 2003 and 2002 (Unaudited)     7

Notes to Condensed Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          12

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                  17

Item 4.  Controls and Procedures                               17

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                     19







PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS

                                                 Unaudited
                                                  9/30/03     12/31/02
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  1,696    $     658
  Accounts and notes receivable                    17,372       22,315
  Inventories                                      24,372       23,365
  Other current assets                              7,362        8,385
    Total current assets                           50,802       54,723

Property                                          260,012      264,647
  Accumulated depreciation                       (155,931)    (152,449)
    Property - net                                104,081      112,198

Other Assets                                       17,577       17,274
Total                                             172,460      184,195


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       6,512        6,846
  Trade accounts payable                           11,705       13,057
  Other current liabilities                        13,141        9,318
    Total current liabilities                      31,358       29,221

Long-Term Liabilities
  Long-term debt and capital lease obligations     35,424       43,252
  Accrued retirement benefits                      34,506       33,089
  Equity in losses of joint venture                    --       12,840
  Other long-term liabilities                       1,442        1,867
    Total long-term liabilities                    71,372       91,048

Minority Interest in Subsidiary                     2,261        1,187

Stockholders' Equity
  Common stock, no par value - 7,200,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Retained earnings                                60,147       55,357
  Accumulated other comprehensive loss             (5,133)      (5,073)
    Stockholders' equity                           67,469       62,739
Total                                           $ 172,460    $ 184,195

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                           Three Months Ended
                                          9/30/03      9/30/02
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $ 28,884     $ 29,622
  Operating income                          8,041        8,283
  Equity in earnings of joint ventures     13,340           --
  Other income                              2,315          315

Total Revenues                             52,580       38,220

Costs and Expenses
  Cost of goods sold                       18,823       21,489
  Operating expenses                        8,213        8,178
  Shipping and marketing                    5,795        5,192
  General and administrative                6,468        6,060
  Interest                                    819          709
  Equity in losses of joint ventures           --          382

Total Costs and Expenses                   40,118       42,010

Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
  Interest                                 12,462       (3,790)

Income Tax (Expense) Benefit               (4,275)       1,692
Minority Interest in Income of
  Consolidated Subsidiary                     (87)         (96)

Income (Loss) From Continuing Operations    8,100       (2,194)

Income (Loss) From Discontinued Operations
  (net of income tax expense of
  $606 and $2)                              1,348           (5)

Net Income (Loss)                           9,448       (2,199)

Retained Earnings, Beginning of Period     50,699       59,776

Retained Earnings, End of Period           60,147       57,577

Per Common Share
  Income (Loss) From Continuing
    Operations                               1.12         (.31)
  Income From Discontinued Operations         .19           --
  Net Income (Loss)                      $   1.31     $   (.31)


See accompanying Notes to Condensed Financial Statements.







     MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                           Nine Months Ended
                                          9/30/03      9/30/02
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $ 82,630      $ 79,959
  Operating income                         26,101        26,187
  Equity in earnings of joint venture      12,651            --
  Other income                              3,705         1,362

Total Revenues                            125,087       107,508

Costs and Expenses
  Cost of goods sold                       53,570        54,359
  Operating expenses                       25,091        24,644
  Shipping and marketing                   15,909        14,701
  General and administrative               21,648        16,571
  Interest                                  2,108         1,862
  Equity in losses of joint ventures           19         1,010

Total Costs and Expenses                  118,345       113,147

Income (Loss) From Continuing Operations
  Before Income Taxes and Minority
  Interest                                  6,742        (5,639)

Income Tax (Expense) Benefit               (2,528)        2,340
Minority Interest in Income of
  Consolidated Subsidiary                    (783)         (215)

Income (Loss) From Continuing Operations    3,431        (3,514)

Income From Discontinued Operations
  (net of income tax of $612 and $13)       1,359            25

Net Income (Loss)                           4,790        (3,489)

Retained Earnings, Beginning of Period     55,357        61,066

Retained Earnings, End of Period           60,147        57,577

Per Common Share
  Income (Loss) From Continuing Operations    .48          (.48)
  Income From Discontinued Operations         .19            --
  Net Income (Loss)                       $   .67       $  (.48)


See accompanying Notes to Condensed Financial Statements.








      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)



                                            Three Months Ended
                                           9/30/03       9/30/02
                                          (Dollars in Thousands)


Net Income (Loss)                         $ 9,448       $ (2,199)

Other Comprehensive Income (Loss) -
  Foreign Currency Translation Adjustment     (49)             5

Comprehensive Income (Loss)               $ 9,399       $ (2,194)



                                             Nine Months Ended
                                           9/30/03       9/30/02
                                           (Dollars in Thousands)


Net Income (Loss)                         $ 4,790       $ (3,489)

Other Comprehensive Income (Loss) -
  Foreign Currency Translation Adjustment     (60)            21

Comprehensive Income (Loss)               $ 4,730       $ (3,468)


See accompanying Notes to Condensed Financial Statements.












       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Nine Months Ended
                                         9/30/03       9/30/02
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
  Operating Activities                  $  6,991      $  (5,988)

Investing Activities
  Purchases of property                   (6,345)        (7,711)
  Proceeds from disposal of property       6,720            668
  (Increases) decreases in other assets    1,344         (1,112)

Net Cash Provided by (Used in)
  Investing Activities                     1,719         (8,155)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (25,870)       (11,695)
  Proceeds from long-term debt            18,347         23,462
  Proceeds from (payment of)
    short-term debt                         (420)         1,050
  Other                                      271             48

Net Cash Provided by (Used in)
  Financing Activities                    (7,672)        12,865

Net Increase (Decrease) in Cash            1,038         (1,278)

Cash and Cash Equivalents
  at Beginning of Period                     658          2,173

Cash and Cash Equivalents
  at End of Period                       $ 1,696       $    895

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $1,897,000 and $1,824,000 was paid during the nine months ended September 30, 2003 and 2002, respectively. Income taxes of $(2,164,000) and $1,483,000 were (received) paid during the nine months ended September 30, 2003 and 2002, respectively.

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


 1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended September 30, 2003 and 2002.

 2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

 3. The effective tax rate for 2003 and 2002 differs from the statutory federal rate of 34% primarily because of the state tax provision, refundable state tax credits and foreign taxes.

 4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,025,000 and $572,000 at September 30, 2003 and December 31, 2002, respectively.

 5. Inventories as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

                                           9/30/03    12/31/02

   Pineapple products
      Finished goods                       $12,160     $11,829
      Work in progress                       1,510         963
      Raw materials                          3,510       1,696
   Real estate held for sale                    72       2,134
   Merchandise, materials and supplies       7,120       6,743

   Total Inventories                       $24,372     $23,365


6.  Business Segment Information (in thousands):


                          Three Months Ended       Nine Months Ended
                           9/30/03   9/30/02        9/30/03   9/30/02
Revenues
  Pineapple                $27,716   $25,599        $72,485   $67,104
  Resort                    10,950    11,595         34,776    37,124
  Commercial & Property     15,885     1,286         20,383     4,097
  Less discontinued
    operations              (2,021)     (261)        (2,588)     (819)
  Other                         50         1             31         2
Total Revenues              52,580    38,220        125,087   107,508

Operating Profit (Loss)
  Pineapple                    225    (2,183)        (4,191)   (4,646)
  Resort                      (152)     (207)           114     2,349
  Commercial & Property     15,301      (340)        15,511      (479)
  Less discontinued
    operations              (1,954)        3         (1,971)      (38)
  Other                       (226)     (450)        (1,396)   (1,178)
Total Operating Income
  (Loss)                    13,194    (3,177)         8,067    (3,992)
Interest Expense              (819)     (709)        (2,108)   (1,862)
Income Tax (Expense)
  Benefit                   (4,275)    1,692         (2,528)    2,340

Income (Loss) - Continuing
  Operations                 8,100    (2,194)         3,431    (3,514)

Income (Loss) - Discontinued
  Operations                 1,348        (5)         1,359        25

Net Income (Loss)          $ 9,448   $(2,199)       $ 4,790   $(3,489)


 7. On August 1, 2003, the $7.1 million sale of Napili Plaza was concluded and the Company's $4.5 million mortgage loan on the property was repaid. The operating results of Napili Plaza prior to its sale and the $1.9 million gain from its sale have been reported as discontinued operations. Prior period results have been restated to reflect such classification.

    On September 18, 2003, the $75 million sale of Queen Kaahumanu Center by Kaahumanu Center Associates ("KCA") to Somera Investment Partners, LLC, closed escrow. Upon closing of the sale, the Company received cash of $3.3 million, which primarily represented the repayment of cash advances, management fees, electricity and reimbursable costs. The Company had guaranteed the payment of up to $10 million of the $57 million mortgage loan of KCA. Upon closing of the sale, the mortgage was repaid and the guaranty was released.

    By agreement between the partners of KCA, the partnership was dissolved upon the closing of the sale and the Company as managing partner has proceeded to wind up the affairs of the partnership. The winding up period, as defined by agreement, will run for thirteen months following the closing of the sale. As a result of the dissolution of the partnership, the Company's accumulated losses of KCA in excess of its investment were reversed in the third quarter of 2003. Operating profit for the Commercial & Property segment for the quarter and nine months ended September 30, 2003 includes $13.5 million attributable to the sale of Queen Kaahumanu Center, primarily representing the reversal of the accumulated losses of joint venture in excess of investment.

 8. Average common shares outstanding for the interim periods ended September 30, 2003 and 2002 were 7,195,800. The Company has no securities outstanding that would potentially dilute common shares outstanding.

 9. At September 30, 2003 and 2002, the Company did not hold derivative instruments and did not enter into hedging transactions.

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

11. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

12. Contingencies
    Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. The reserve recorded in 1999 and adjustments thereto through September 30, 2003 did not have a material effect on the Company's financial statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water.

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

    Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. The Company is a guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $250,000 line of credit used for working capital purposes. Both lines expire on August 31, 2004.

    The Company, as a partner in various partnerships, may under particular circumstances be called upon to make additional capital contributions.

    At September 30, 2003, the Company had purchase commitments under signed contacts totaling $6 million, which relate primarily to pineapple purchases for its Costa Rican operations and to real estate projects on Maui.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated

The Company reported net income of $9,448,000 ($1.31 per share) for the third quarter of 2003 compared to a net loss of $2,199,000 ($.31 per share) for the third quarter of 2002. Consolidated revenues for the third quarter of 2003 were $52.6 million compared to $38.2 million for the third quarter of 2002.

For the first nine months of 2003, the Company's net income was $4,790,000 ($.67 per share) compared to a net loss of $3,489,000 ($.48 per share) for the first nine months of 2002. Revenues for the first nine months of 2003 of $125.1 million were higher by $17.6 million than the same period in 2002.

Increased net income for the third quarter and first nine months of 2003 was primarily due to the sale of the Napili Plaza in August 2003 and the sale of the Queen Kaahumanu Center in September 2003. See Note 7 to Condensed Financial Statements.

Consolidated general and administrative expenses increased by 7% and 31% for the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. Higher general and administrative expense for the third quarter of 2003 was largely due to increased pension expense and medical insurance premiums. For the first nine months of 2003, approximately 37% of the increase in general and administrative expense was due to management changes at the corporate level and in the Pineapple segment and employee layoffs in the Pineapple segment. Also contributing to higher general and administrative expense for the first nine months of 2003 were increased pension expense and depreciation expense, and legal expenses incurred in the Pineapple segment. General and administrative expenses are incurred at the segment level and at the corporate level. Approximately 70% of the general and administrative expenses incurred at the corporate level were allocated to the business segments in 2003 and 2002. Operating profit (loss) reported for the business segment is after allocation of corporate general and administrative expense, but before interest expense and income taxes.

Consolidated pension expense for the year 2003 is expected to be $2.7 million, an increase of approximately 100% over 2002. This increase reflects the decline in pension asset values in 2002 and a decrease in assumed discount rate as of December 31, 2002.
While pension asset values have improved in the first nine months of 2003, fixed long-term interest rates have declined. Depending on the discount rate used to record pension liabilities at year-end 2003, the Company could be required to recognize an additional minimum liability as prescribed by SFAS No. 87, Employers' Accounting for Pensions. The liability would not affect net income, but would be recorded as a reduction of equity through a non-cash charge to accumulated other comprehensive income.

Interest expense was higher in the third quarter and first nine months of 2003 by 16% and 13%, respectively, compared to the same periods in 2002. The increase for the third quarter of 2003 was largely due to interest expense on prior year Federal income tax adjustments that were settled in 2003. These income tax adjustments did not result in a material adjustment to income tax expense in 2003. For the first nine months of 2003, the increase in interest expense was also due to higher average borrowings. Lower average interest rates in the third quarter and first nine months of 2003 partially offset the increased expense.

Pineapple

Pineapple operations reported an operating profit of $225,000 for the third quarter of 2003 compared to an operating loss of $2.2 million for the third quarter of 2002. For the first nine months of 2003, Pineapple operations produced an operating loss of $4.2 million compared to an operating loss of $4.6 million for first nine months of 2002. Revenues for the third quarter and first nine months of 2003 were $27.7 million and $72.5 million, respectively, an increase of approximately 8% in both periods compared to the same periods in 2002.

Increased revenues for the third quarter and first nine months of 2003 were primarily attributable to higher average sales prices for the Company's canned pineapple products, higher sales volume of Hawaiian Gold (trademark)(fresh whole pineapple grown on Maui) and higher sales volume of pineapple from Costa Rica by the Company's 100% owned subsidiary, Royal Coast Tropical Fruit Company, Inc. In addition, pineapple revenues included nonrecurring cash receipts for the third quarter and first nine months of 2003 of $2 million and $3 million, respectively. In the third quarter of 2003, average sales prices for fresh pineapple were lower than the third quarter of 2002, but for the first nine months of 2003 average sales prices for the Company's pineapple from Costa Rica increased over the same period in 2002. Sales volume of canned pineapple products were lower in the third quarter and first nine months of 2003, which partially offset the improved results as compared to the same periods in 2002.

Cost of sales as a percentage of sales was lower in the third quarter and first nine months of 2003 compared to 2002 primarily because of the larger proportion of fresh pineapple sales, which generally have a higher profit margin than canned sales, and because of lower production cost (primarily at the plantations) in 2003. Sales of fresh pineapple as a percentage of total pineapple sales increased by approximately 5% and 8%, respectively, for the third quarter and first nine months of 2003 as compared to the same periods in 2002.

General and administrative expenses incurred by and allocated to the Pineapple segment increased by $700,000 and $4.1 million, respectively, for the third quarter and first nine months of 2003 compared to the same periods in 2002. The increase for the first nine months of 2003 includes significant litigation cost to defend the Company's right to grow certain hybrid pineapple varieties. Litigation costs are not expected to continue at this level in the fourth quarter of 2003 because these claims were settled in the third quarter of 2003. Higher depreciation and other expense related to the integrated accounting system that was fully placed in service as of January 2003 also resulted in increased expenses in 2003. Cumulative depreciation expense and other charges related to this system are expected to total approximately $7.3 million through 2007.

Production costs are expected to be lower in 2003 because of a reduction in the number of acres that will be planted as compared to 2002. In accordance with Hawaii industry practice, the Company's policy is to charge the costs of growing pineapple to production in the year incurred rather than deferring these costs until the year of harvest. This reduction in acres to be planted in 2003 as compared to 2002 is expected to reduce cost of sales for the year 2003 by approximately $1.4 million.

In October 2003, the Company reached a strategic decision to cease production of its fresh-cut pineapple products and to abandon that product line. Approximately 1% of Pineapple segment revenues for the first nine months of 2003 were from fresh-cut pineapple products. The Pineapple segment expects to incur charges totaling approximately $1.5 million in the fourth quarter of 2003 for the write off of assets and inventory related to this product line.

The Company's canned pineapple is sold in competition with product produced in foreign countries; thus, the volume of imports of canned pineapple and the average unit value declared on these imports influence the competitive environment of the market for the Company's products. The effect on the marketplace of a change in the volume or average unit value is not necessarily immediate, and other factors also influence the market, but the import statistics may be indicative of future market condition. For the first eight months of 2003, the volume of imports of canned pineapple into the United States increased by 8% and the average unit value increased by 5%.

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

Over the last several years, the Company has been reducing the acreage planted in Champaka pineapple (primarily a canning variety) and increasing the acreage in Hawaiian Gold (trademark) pineapple (primarily sold as fresh whole fruit), resulting in a net reduction in the total planted acreage. This reduction in planted acreage has resulted in a gradual reduction in the need for seasonal labor as well as reductions in the full-time labor force. The first nine months of 2003 includes approximately $500,000 of employment severance charges. Acceleration of the reduction in canned pineapple production will result in further decreases to the size of the workforce. The Company's labor force needs are being evaluated and additional charges for severance and termination benefits may be necessary in future periods. The Company is also evaluating the fixed assets used in its Pineapple operations in an effort to determine the most efficient usage of its assets based on an overall reduction in canned pineapple production. This evaluation may result in additional depreciation charges.

Resort

Kapalua Resort reported an operating loss for the third quarter of 2003 of $152,000 compared to an operating loss of $207,000 for the third quarter of 2002. For the first nine months of 2003, Kapalua produced an operating profit of $114,000 compared to an operating profit of $2,349,000 for the first nine months of 2002. Revenues for the third quarter and first nine months of 2003 of $11.0 million and $34.8 million, respectively, were lower by 6% in both periods as compared to the same periods in 2002. Lower revenues for the third quarter and the first nine months of 2003 and lower operating profit for the first nine months of 2003 were largely attributable to fewer sales of new real estate product. The operating loss for the third quarter of 2003 was less than the third quarter of 2002 largely because operating profit from real estate sales in the third quarter of 2002 was more than offset by a provision to adjust the estimated cost of completing certain offsite work related to properties sold in prior years.

Revenues from merchandise sales and the villa operations increased in the third quarter and first nine months of 2003 compared to the same periods in 2002, along with increased hotel and villa room occupancies at Kapalua. Revenues from Kapalua's golf operations increased in the third quarter and first nine months of 2003 as compared to the same periods in 2002, as a decline in the number of paid rounds of golf were more than offset by an increase in the average green fees. Kapalua Realty commission income increased in 2003 reflecting a higher volume of property resales.

The decrease in revenues from the sale of new real estate product in the third quarter and first nine months of 2003 compared to the same periods in 2002 partially reflects the low inventory of new Kapalua real estate product available for sale. Real estate sales for the first nine months of 2002 includes the sale of four lots at Pineapple Hill Estates and two lots at Plantation Estates. Two of the Pineapple Hill Estates lot sales took place in the third quarter of 2002. In the first quarter of 2003, a lot at Pineapple Hill Estates was sold. The only remaining new real estate product available for sale in 2003 includes a custom home at Pineapple Hill Estates that the Company constructed through a joint venture and a 6.5 acre ocean front conservation-zoned parcel.

While there appears to be substantial interest in the Company's joint ventured residence at Pineapple Hill Estates, the property remains in inventory. The 6.5-acre conservation-zoned parcel is in escrow and the sale is estimated to close in the first quarter of 2004. The Company continues its efforts to secure the entitlements for the next phase of Plantation Estates at Kapalua and it is estimated that these single-family home lots will be available for sale in the first quarter of 2004. Revenues from this subdivision would be recognized as subdivision improvements are completed, so revenues probably would not be recognized until later in 2004.

Resort real estate sales are cyclical and depend on a number of factors. Results of real estate sales activity for the third quarter and first nine months of 2003 are not necessarily indicative of future performance trends for this segment.

Hotel and condominium room occupancies for the first eight months of 2003 compared to the same period in 2002 increased by approximately 4% for the State of Hawaii, and for the island of Maui room occupancies increased by approximately 6%. Room occupancies at the Kapalua Resort increased by almost 9% for the third quarter of 2003 and by approximately 4% for the first nine months of 2003 compared to the same periods in 2002. Advanced bookings for the last quarter of 2003 indicate that Kapalua Resort occupancies for the full year 2003 may slightly exceed 2002.

Commercial & Property

Commercial & Property operations produced revenues of $15.9 million and an operating profit of $15.3 million for the third quarter of 2003 compared to revenues of $1.3 million and an operating loss of $340,000 for the third quarter of 2002. For the first nine months of 2003, the segment produced revenues of $20.4 million and an operating profit of $15.5 million compared to revenues of $4.1 million and an operating loss of $479,000 for the same period in 2002. Revenues and operating profit for 2003 include the sale of Napili Plaza and results of the sale of Queen Kaahumanu Center. See Note 7 to Condensed Financial Statements.

The sale of 32 single-family home lots at the Kapua Village employee subdivision provided revenues of $2.9 million and operating profit of $1.0 million in the first nine months of 2003. The closing of these lot sales began in December 2002 and the final lot sale took place in the third quarter of 2003. Revenues and operating profit for the first nine months of 2002 included a $624,000 gain on the sale of a land parcel.


LIQUIDITY, CAPITAL RESOURCES AND OTHER

At September 30, 2003, total debt including capital leases was $41.9 million, a reduction of $8.2 million from year-end 2002 and a reduction of $8.6 million from June 30, 2003. On August 1, 2003, the Napili Plaza was sold for $7.1 million and the $4.5 million mortgage loan on that property was repaid. In the third quarter of 2003, the Company received $3.3 million from Kaahumanu Center Associates, primarily representing the repayment of cash advances, management fees and reimbursable costs, $1.9 million from federal income tax refunds and $2.0 million of non-recurring cash receipts in the Pineapple segment. Some of these third quarter cash receipts were used to reduce debt.

Cash flows from operating activities for the first nine months of 2003 was $7.0 million compared to a negative $6.0 million for the same period in 2002. Cash flows from operating activities for the first nine months of 2003 includes $2.2 million from income tax refunds and $3.0 million from Pineapple segment non-recurring cash receipts. The improvement in cash from operating activities for the first nine months of 2003 compared to the same period in 2002 also reflects a lower cash requirement for the seasonal pineapple canning activity of the summer months because of planned reductions in pineapple canning and planting.

At September 30, 2003, the Company had unused short- and long-term lines of credit available of $7.1 million. Pursuant to the loan agreement, the commitment under the Company's $25 million revolving credit agreement was reduced by $3.3 million on August 1, 2003 following the sale of the Napili Plaza. It is anticipated that cash flows from operating activities together with the credit lines currently available to the Company will be sufficient to fund the Company's cash requirements for the remainder of 2003. Should additional credit become necessary the Company would seek additional credit from its lenders, although no assurance can be given that such credit would be available or on acceptable terms.

The Company's capital expenditures and expenditures for general planning and land entitlements are expected to be approximately $9.1 million in 2003. Approximately $3.7 million is estimated to be for replacement of existing equipment and facilities. Some of these expenditures may be funded with capital leases or new equipment financing loans.

This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided in an effort to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's belief regarding the effect of imports on canned pineapple pricing; the Company's expectations as to depreciation expense, pineapple production costs, and capital expenditures; the Company's expectations as to the write off of fresh-cut pineapple assets and inventories; the Company's expectations as to the closing of the sale of the 6.5-acre parcel at Kapalua and the timing as to availability for sale of the next phase of Plantation Estates; the Company's expectations as to Resort room occupancies; and the Company's expectations regarding the adequacy of credit facilities and operating cash flows. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first nine months of 2003.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The
    Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, it was concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.


(b) Changes in internal controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

     (31) Rule 13a - 14(a) Certifications

     (32) Section 1350 Certifications

(b)  Reports on Form 8-K

      (1) A report on Form 8-K dated August 5, 2003, and filed on
          August 8, 2003, included Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 12,
          Results of Operations.

      (2) A report on Form 8-K dated September 18, 2003, and filed on October 3, 2003, included Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.








                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





November 12, 2003           /S/ PAUL J. MEYER
Date                            Paul J. Meyer
                                Executive Vice President/Finance
                                (Principal Financial Officer)