Form 10-K
period 2003-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2004-03-25
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)
120 KANE STREET, P.O. BOX 187, KAHULUI, MAUI, HAWAII (Address of principal executive offices)	96733-6687 (Zip Code)

Registrant's telephone number, including area code (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	American Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value, as of June 30, 2003, of the voting stock held by non-affiliates of the registrant was $40,184,000. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2004
Common Stock, no par value	7,295,800 shares

Documents incorporated by reference:
Part III—Portions of Proxy Statement dated to be filed on or before April 29, 2004.

iii

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements (within the meaning of Private Securities Litigation Reform Act of 1995) as to a variety of matters, including the following:

  •
  timing as to the construction of subdivision improvements, sale and cash flows from the next phase of Plantation Estates at Kapalua;

  •
  the cost to remediate certain soils;

  •
  new procedures and practices to balance revenue sources and timing of production volume to strengthen the pineapple operation;

  •
  reduction in the number of types of canned products;

  •
  sale of remaining Costa Rican parcel;

  •
  sale of conservation-zoned parcel;

  •
  2004 expectations as to cash commitments;

  •
  2004 expectations as to cash flows from operating and investing activities;

  •
  recoverability from operations of deferred costs and the net book value of Pineapple segment assets;

  •
  market risk exposure due to foreign exchange transactions;

  •
  shifting towards greater levels of fresh fruit production;

  •
  the wellness event that is scheduled at Kapalua for September 2004;

  •
  the future cost of compliance with environmental laws;

  •
  conclusion of a long-term land lease after reassessment of the Company's pineapple acreage requirements;

  •
  improvement of practices in areas of soil, water and energy conservation;

  •
  improvement of relationships with neighbors through improved farm practices and renewed emphasis on communications; and

  •
  the effect of assumption changes on net periodic pension costs.

        In addition, from time to time, the Company may publish forward-looking statements as to those matters or other aspects of the Company's anticipated financial performance, business prospects, new products, marketing initiatives or similar matters.

        Forward-looking statements contained in this report or otherwise made by the Company are subject to numerous factors that could cause the Company's actual results and experience to differ materially from expectations expressed by the Company. Factors that might cause such differences, among others, include:

  •
  changes in domestic, foreign or local economic conditions that affect availability or cost of funds;

  •
  the number, length of stay or expenditure levels of international or domestic visitors;

  •
  agricultural production and transportation costs of the Company and its competitors;

  •
  Maui retail or real estate activity;

  •
  the effect of weather conditions on agricultural operations of the Company and its competitors;

  •
  the success of the Company in obtaining land use entitlements for proposed development;

  •
  events in the airline industry affecting passenger or freight capacity or cost;

  •
  possible shifts in market demand; and

  •
  the impact of competing products, competing resort destinations and competitors' pricing.

iv

PART I

Item 1.    BUSINESS

(a)    General

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.

        The Company participates in joint ventures that are accounted for by the equity method. The most significant of these joint ventures was Kaahumanu Center Associates, the owner and operator of a regional shopping center, Queen Ka 'ahumanu Center.

        The industry segments of the Company in 2003 were as follows:

          (1)   Pineapple—includes growing pineapple, canning pineapple in tinplated steel containers fabricated by the Company, production of pineapple juice and fresh cut pineapple products (product line discontinued in October 2003) and marketing of canned pineapple products, pineapple juice products and fresh whole pineapple.

          (2)   Resort—includes the development and sale of resort real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua, Maui.

          (3)   Commercial & Property—includes the Company's investment in Kaahumanu Center Associates, the Napili Plaza shopping center, and non-resort real estate development, rentals and sales. It also includes the Company's land entitlement and land and water asset management activities. In 2003, the Queen Ka 'ahumanu Center and the Napili Plaza, the major operating assets in this segment, were sold. By agreement between the partners, Kaahumanu Center Associates was dissolved after the sale of the shopping center.

          In 2004, as part of a reorganization of the Company's operations, Resort and non-resort development and sale of real estate, the remaining rentals in the Commercial & Property segment and the Company's land entitlement activities will be combined into a new reporting segment.

(b)    Financial Information About Segments

        See Business Segments, Note 15 to Consolidated Financial Statements.

(c)    Narrative Description of Business

        (1)    Pineapple

        Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products.

        Pineapple is cultivated on two Company-operated plantations on Maui, Upcountry Maui and West Maui, which provided approximately 91% of the fruit processed in 2003. The balance of fruit processed was purchased from an independent Maui grower. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested depending on a number of conditions.

        Harvested pineapple is processed at the Company's cannery in Kahului, Maui, where a range of canned pineapple products is produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery is located in a foreign trade zone and operates most of the year. In 2003, approximately 37% of production volume took place during June, July and August. The metal containers used in canning pineapple are produced in a Company-owned can plant at the cannery site. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.

        The Company sells canned pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, the United States government and to organizations offering a complete buyers' brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company's pineapple products is marketed through food brokers, which is administered through the Company's sales office in Concord, California.

        The Company sells fresh whole pineapple from Hawaii to retail and wholesale grocers in Hawaii and the continental United States. Through Royal Coast Tropical Fruit Company, Inc. ("Royal Coast") (a wholly owned subsidiary of Maui Pineapple Company, Ltd.), the Company sold pineapple grown in Costa Rica to customers in the continental United States and in Europe. Royal Coast has a 51% ownership in a pineapple production subsidiary in Costa Rica. Substantially all of the assets of the Company's Costa Rican affiliate were sold in December 2003. See Discontinued Operations, Note 4 to Consolidated Financial Statements.

        Royal Coast also markets pineapple products produced outside of the state of Hawaii. Premium Tropicals International LLC, a joint venture between Royal Coast and an Indonesian pineapple grower and canner, markets and sells Indonesian canned pineapple in the United States.

        The Company sells pineapple juice and pineapple juice blended with orange juice in plastic polyethyleneteraphthalate ("PET") bottles in various sizes to large grocery chains in the continental United States. The pineapple juice ingredients are shipped in bulk from the Company's cannery on Maui to co-packers on the mainland that bottle the juice to the Company's specifications.

        The Company sold fresh-cut pineapple products to wholesale grocers in Hawaii and in the continental United States. This product line, which accounted for approximately 1% of the Pineapple segment sales in 2003 and 2% of sales in 2002, was discontinued in October 2003.

        As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then taken by truck or rail to customers or to public warehouses. Fresh whole pineapple is shipped by air or by ocean transportation.

        In 2003, approximately 20 United States customers accounted for about 53% of the Company's canned and fresh pineapple sales. Export sales, primarily to Japan, Canada and Western Europe, amounted to approximately 1.5%, 2.7% and 2.1% of the Company's canned pineapple sales in 2003, 2002 and 2001, respectively. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 20.3%, 16.5% and 19.2% of canned pineapple sales in 2003, 2002 and 2001, respectively.

        The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three United States companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Central America, Thailand and Indonesia also are a major source of competition. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the United States West Coast fresh fruit market and being the only United States canner of pineapple. Other fresh and canned fruits and fruit juices also are a source of competition. The price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.

        The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 83% of the fields in the Company's Upcountry Maui plantation are equipped with drip irrigation systems. Fields that are not drip irrigated are in areas that typically receive adequate rainfall. The Company's drip irrigation systems and Company controlled or operated water sources help to mitigate the effects of periodic drought conditions. However, during periods of prolonged drought, the water supply can drop below levels that are necessary to meet all of the Upcountry plantation's water requirements.

        The Company has been shifting its pineapple production towards the fresh pineapple market with the goal of optimizing the balance of production and sales between the canned and fresh pineapple segments. The Company intends to continue this shift towards greater levels of fresh fruit.

        (2)    Resort

        Kapalua Resort is a master-planned, golf resort community on Maui's northwest coast. The Resort is part of approximately 23,000 acres of the Company's land-holdings in West Maui, most of which remain as open space. Presently, the Resort development includes 1,650 acres bordering the ocean with three white sand beaches and includes two hotels, eight residential subdivisions, three championship golf courses, two ten-court tennis facilities, a 22,000 square foot shopping center and over ten restaurants. Water and sewer transmission utilities are included in the Resort's operating activities. The Resort's present undeveloped acreage includes approximately 50 acres that is zoned for the planned Resort development.

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

        The Company, through subsidiaries and joint ventures, developed the Kapalua Resort, which opened in 1975 with The Bay Course. The Company owns three golf courses (The Bay, The Village and The Plantation Courses), one tennis facility (The Tennis Garden), a shopping center (The Kapalua Shops), the land under both hotels (The Ritz-Carlton, Kapalua and Kapalua Bay Hotel), and various on-site administrative and maintenance facilities. The Kapalua Resort currently includes over 700 single-family lots, condominiums and homes.

        The Company operates the golf and tennis facilities, the shopping center, ten retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort, including shuttle, security and maintenance of common areas. The Company is the ground lessor under long-term leases for both hotels and receives rental income from certain other properties. The Company manages The Kapalua Club, a membership program that provides certain benefits and privileges within the Resort for its members.

        The Kapalua Golf Academy at the Village Course, a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin and the Kapalua golf staff, opened in 2000. The golf academy is located on 23 acres and is part of the commercial foundation for the Central Resort area. The current master plan for the Central Resort includes a future commercial Town Center, resort spa and additional residential development. Design and entitlement work continue on the Central Resort master plan.

        The Company has preliminary County of Maui approval for the subdivision plans and drawings for the next phase of Plantation Estates at Kapalua. After it has obtained the final approval from the

County, the Company will proceed in an effort to obtain the state and federal registrations of the subdivision that are necessary before offering the lots for sale. This phase consists of 25 agricultural lots ranging in size from three acres to over fifteen acres. Although no assurance can be given, it is presently estimated that construction of the subdivision improvements could begin later in 2004.

        The Company has begun the planning and entitlement process for a proposed expansion of the Kapalua Resort into approximately 925 acres of Company-owned lands located upslope of the Resort (Kapalua Mauka). If and when necessary governmental approvals are secured and the development proceeds, this expansion would, under current plans, include a possible expansion of the Resort's Village Golf Course, development of up to 690 single and multifamily residential units, and commercial components. Estimating the timing of obtaining necessary land use entitlement is difficult and it may be several years before construction can start and product is available for sale. Completion of this development could take 10 to 15 years or more.

        The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. Kapalua's marketing strategies target upscale visitors with an emphasis on golf. In 2003, approximately 15% of the visitors to Maui were international travelers and 85% were domestic. Kapalua's primary resort competitors on Maui are Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui's south coast. Kapalua's total guestroom inventory accounts for approximately 10% of the units available in West Maui and approximately 6% of the total inventory on Maui.

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

        Other signature events of Kapalua Resort include: the Celebration of the Arts, an annual event held in April, that pays tribute to the people, arts and culture of Hawaii through demonstrations in hula and chant, workshops in Hawaiian art, and one-on-one interaction with local artists; and the Kapalua Wine & Food Festival, an annual event held in July that attracts world-famous winemakers, chefs and visitors to Kapalua for a series of wine tasting, festive gatherings and gourmet meals. In December 2003, the Company purchased the rights to LifeFest Maui, a health and wellness event that features lectures, workshops and panels by some of the country's leading wellness and fitness experts, and has scheduled this event to be held at Kapalua Resort in September of 2004.

        Advertising placements in key publications are designed to promote Kapalua through the travel trade, consumer, golf and real estate media.

        (3)    Commercial & Property

        Queen Ka 'ahumanu Center (formerly Kaahumanu Center) is the largest retail and entertainment center on Maui with a gross leasable area of approximately 570,000 square feet. Queen Ka 'ahumanu Center was owned by Kaahumanu Center Associates ("KCA"), a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. In September 2003, KCA sold the Queen Ka 'ahumanu Center. See Other Assets—Kaahumanu Center Associates, Note 3 to Consolidated Financial Statements.

        Napili Plaza is a 45,000 square foot retail and commercial office center located in West Maui. In August 2003, the Company sold the Napili Plaza. See Discontinued Operations, Note 4 to Consolidated Financial Statements.

        The Company's land entitlement and land and water asset management activities currently are included in the Commercial & Property segment. Land entitlement is a lengthy process of obtaining the required county, state and federal approvals to proceed with planned development and use of the Company's land and satisfying all conditions and restrictions imposed in connection with such governmental approvals. The Company actively works with the community and with regulatory agencies and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

        (4)    Other Business

        In the fourth quarter of 2003, the Company began formulating and acting upon a number of new agriculture and environmental related business initiatives. These initiatives comprise a new operating unit and are collectively called Maui Agricultural Partners. Some of these initiatives are as follows: Kapalua Farms, a service entity of the Company that will support the development of Kapalua Resort and explore joint ventures in diversified agriculture; a work-study program being developed with Earth University, University of Hawaii, and area high schools to promote applied research and education that fosters agricultural entrepreneurs; and Island Energy, a program to systematically identify crops with the potential to become primary or secondary clean fuel sources for Hawaii.

        (5)    Employees

        In 2003, the Company employed approximately 1,540 employees. Pineapple operations employed approximately 450 full-time and approximately 590 seasonal or intermittent employees. Approximately 64% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 460 employees, of which approximately 11% were part-time employees and approximately 28% were covered by collective bargaining agreements.

        (6)    Other Information

        The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $800,000 in 2003, $1,004,000 in 2002 and $1,073,000 in 2001.

        The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.

        The Company has a commitment relating to the filtration of water wells, as described in Note 16 to Consolidated Financial Statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.

        The Company expects to remediate certain soils on a Company-owned development parcel that contain pesticide residues, as described in Note 16 to Consolidated Financial Statements. The cost of remediation will depend on the various alternatives as to use of the property and the method of remediation. Until the Company makes further progress on obtaining the proper entitlements for the parcel, the ultimate use of the property remains uncertain and therefore an estimate of the remediation cost cannot be made.

        A private water company on Maui detected the presence of chemicals commonly known as DBCP and TCP in the water from wells on property owned by the Company that it is licensed to use. The chemicals are believed to have come from fumigants and pesticides that the Company used on pineapple fields in the area. As described in Note 16 to Consolidated Financial Statements, the cost to the Company of remediation is not expected to be material.

(d)    Financial Information About Geographic Areas

        Revenues and long-lived assets attributable to foreign countries were not material for the last three years.

Executive Officers of Registrant

        Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupations during the last five years. The current terms of the executive officers expire in May of 2004 or at such time as their successors are elected.

David C. Cole (51)	President and Chief Executive Officer since October 2003; Chairman of Twin Farms Collections, LLC and subsidiaries since 2001; Manager of Sunnyside Farms, LLC since 1997.
Paul J. Meyer (56)	Executive Vice President/Finance since 1984. Mr. Meyer will retire from the Company as of June 30, 2004.
J. Susan Corley (60)	Vice President/Human Resourses since 2000; Director/Human Resourses 1998 to 2000.
Robert M. McNatt (57)	Vice President/Land Planning & Development since 2001; Vice President/Development of Kapalua Land Company since 1996.
Warren A. Suzuki (51)	Senior Vice President/Community Relations & Corporate Communications since March 2004; Vice President/Land & Water Asset Management since 2001; Vice President/Land Management & Development since 1995.
Brian C. Nishida (48)	President, Maui Pineapple Company, Ltd. since January 1, 2004. Member, BG&C, LLC, since 2003. Vice President and General Manager, Del Monte Fresh Produce (Hawaii) Inc. 1995 to 2002.

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

  (d)
  a mortgage on the three golf courses at Kapalua, which secures the Company's $20 million revolving credit facility;

  (e)
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

  (f)
  a small percentage of the Company's land in various locations on which multiple claims exist, for some of which the Company has initiated quiet title actions.

        Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in East Maui (Upcountry) and approximately 28 acres are located in Kahului, Maui.

        The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 3,600 acres comprising the Company's West Maui pineapple plantation and approximately 1,650 acres designated for the Kapalua Resort.

        The East Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 3,140 acres are in pineapple operations as the Company's Upcountry pineapple plantation.

        The Kahului acreage includes a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored and the Company's administrative offices.

        Approximately 3,000 acres of leased land are used in the Company's pineapple operations. A major operating lease covering approximately 1,500 acres of land expired on December 31, 1999 and is currently on a month-to-month basis. The Company and the lessor intend to conclude a long-term lease after the Company has reassessed its land acreage needs. Nine leases expiring at various dates through 2018 cover the balance of the leased property. The aggregate land rental for all leased land was $551,000 in 2003.

Item 3.    LEGAL PROCEEDINGS

        There are no known material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. Certain of the Company's subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 11, 2003, a special meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of October 17, 2003, the record date of the special meeting, was 7,195,800.

        The results of the voting were as follows:

        Proposal No. 1—Amendment to the Articles of Association to authorize an additional 800,000 shares of the Company's Common Stock:

Shares voted for:	5,255,543
Shares voted against:	1,784,046
Shares abstained:	7,584

        Proposal No. 2—Amendment to the Articles of Association to increase the size of the Board of Directors from not less than five members, to not less than nine nor more than twelve members:

Shares voted for:	6,344,820
Shares voted against:	228,221
Shares abstained:	8,288

        Proposal No. 3—Amendment to the Articles of Association to conform to the Company's bylaws, which provide for three classes of directors with staggered terms of three years each:

Shares voted for:	6,105,826
Shares voted against:	468,215
Shares abstained:	7,288

        Proposal No. 4—Approval of the Maui Land & Pineapple Company, Inc. Stock and Incentive Compensation Plan of 2003:

Shares voted for:	4,619,548
Shares voted against:	1,918,257
Shares abstained:	43,524

        There were no broker non-votes on any matter voted upon at the meeting.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the American Stock Exchange under the symbol "MLP." The Company did not declare any dividends in 2003 and 2002. The declaration and payment of cash dividends are restricted by the terms of borrowing arrangements to 30% of prior year's net income. On February 19, 2004, there were 397 shareholders of record.

        The following chart reflects high and low sales prices during each of the quarters in 2003 and 2002:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	High Low	$20.00 14.15	$22.90 17.80	$27.34 19.60	$35.75 25.86
2002	High Low	$25.00 20.00	$22.75 19.00	$20.35 16.50	$18.25 13.75

Item 6.    SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999
	(Dollars in Thousands Except Per Share Amounts)
FOR THE YEAR
Summary of Operations
Revenues	$168,666	$147,740	$166,017	$137,626	$144,349
Cost of goods sold	76,220	79,582	81,297	70,850	73,286
Operating expenses	33,129	32,888	33,279	29,799	27,181
Shipping and marketing	19,700	18,746	17,520	17,247	17,989
General and administrative	30,593	22,678	18,425	15,107	15,589
Equity in losses of joint ventures	20	1,178	1,453	972	956
Interest expense	2,526	2,389	2,820	3,005	1,815
Income tax expense (benefit)	2,612	(3,697)	3,507	(156)	2,771
Income (loss) from continuing operations	3,866	(6,024)	7,716	802	4,762
Discontinued operations, net of income tax expense (benefit)(1)	2,131	315	(148)	(350)	(92)
Net income (loss)	5,997	(5,709)	7,568	452	4,670
Earnings Per Common Share—Basic and Diluted
Income (loss) from continuing operations	.54	(.83)	1.07	.11	.66
Discontinued operations, net of income tax expense (benefit)	.29	.04	(.02)	(.05)	(.01)
Net income (loss)	.83	(.79)	1.05	.06	.65
Other Data
Cash dividends
Amount	—	—	—	899	899
Per common share	—	—	—	.125	.125
Depreciation	$12,184	$11,072	$10,226	$9,002	$8,445
Return on beginning stockholders' equity	9.6%	(7.8)%	11.5%	.7%	7.5%
Percent of net income (loss) to revenues	3.6%	(3.9)%	4.6%	.3%	3.2%
AT YEAR END
Current assets less current liabilities(2)	$23,567	$25,502	$25,463	$19,304	$12,924
Ratio of current assets to current liabilities(2)	1.9	1.9	2.1	1.7	1.5
Property, net of depreciation	$95,048	$112,198	$113,046	$109,725	$100,976
Total assets	161,680	184,195	176,433	169,951	153,387
Long-term debt and capital leases	22,996	43,252	39,581	41,012	25,497
Stockholders' equity
Amount	71,544	62,739	73,419	65,922	66,400
Per common share	$9.94	$8.72	$10.20	$9.16	$9.23
Common shares outstanding	7,195,800	7,195,800	7,195,800	7,195,800	7,195,800

(1)
In 2003, the Company sold the Napili Plaza and substantially all of its Costa Rican pineapple assets. The operating results of these operations and the gains from the sales of these assets are reported as discontinued operations. Prior period amounts have been restated for comparability.

(2)
Current assets less current liabilities and ratio of current assets to current liabilities for 1999 was relatively low primarily because of accounts payable resulting from a high level of construction in progress at year-end.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
2003 vs. 2002

        In 2003, the Company undertook initiatives to re-examine its lines of business, simplify operations and recruit new leadership, resulting in the following actions:

  •
  The discontinuance of the Company's Commercial & Property business segment through the divestiture of substantially all of its commercial and retail assets. Napili Plaza and Queen Ka 'ahumanu Center were sold in August 2003 and September 2003, respectively.

  •
  In October 2003, David C. Cole joined the Company as its new President & Chief Executive Officer.

  •
  In October 2003, the Company discontinued its fresh-cut pineapple operations after a review determined that the product line appeared unlikely to achieve its growth and profit objectives.

  •
  In December 2003, the Company effectively divested its Costa Rican pineapple assets in order to focus on its Maui pineapple operations. Also, in December, the Company recruited two executives with extensive experience in fresh pineapple operations to lead its Maui Pineapple unit. Brian C. Nishida and Calvin H. Oda joined the Maui Pineapple Company as President and Vice President of Product Development, respectively.

        In addition to the above actions, the Company undertook a comprehensive examination of its products, markets, methods and personnel. Initiated in November 2003, the work included cross-divisional teams focused on land development, resort positioning, community relations and pineapple operations. As a result of this exercise, a new vision that matches the Company's assets to apparent market trends was developed and recently approved by the Board of Directors. The vision is to create and manage holistic communities, by integrating agriculture, stewardship and eco-effective design principles into a high value-added, interrelated set of agricultural, hospitality and residential products and services on Maui. The Company hopes to achieve its vision through a focus on traditional Hawaiian values that foster social and ecological equity that in turn generate a distinctive market position and sustainable earnings. These values are:

  •
  Ho 'ohanohano—Creating social capital by honoring our island cultures and traditions and recognizing our interdependency.

  •
  Malama 'aina—Safeguarding our ecological capital by preserving its natural beauty and conserving its natural resources.

  •
  Po 'okela—Providing services and products of the highest possible quality that create recognition and distinction in the marketplace.

        The Company's restructuring efforts are guided by these vision and values. Some recent structural adjustments include:

  •
  The formation of a new venture unit called Maui Agricultural Partners. This unit will account for programs that serve to enhance the Company's businesses with new agricultural and environmental initiatives.

  •
  The creation of a new corporate department to direct the Company's community relations and communications functions. This department will be responsible for engaging internal and external stakeholders around the Company's vision and values.

CONSOLIDATED

Overview

        The Company reported net income of $6.0 million for 2003 compared to a net loss of $5.7 million for 2002. Most of the improved net results were from the sale of the Napili Plaza, the Company's interest in the Queen Ka 'ahumanu Center and the Costa Rican Pineapple assets, as well as non-recurring Pineapple cash receipts related to the settlement of lawsuits and receipt of the proceeds of anti-dumping duties from the government. These transactions contributed pretax income of $26.6 million to 2003 and generated cash flow that resulted in a 46% or $23.3 million reduction of the Company's debt as of December 31, 2003.

        Overall, consolidated operating results benefited from some improvement in the Company's ongoing operations, but the material improvements reflected in the 2003 financial results were from non-recurring sources.

Consolidated General and Administrative Expenses

        Increased general and administrative expenses continued to negatively affect the Company's results in 2003. Consolidated general and administrative expenses for 2003 increased by $7.9 million or 35% compared to 2002.

        The major components of this increase were as follows: ($ in millions)

Employee severance expense	$3.0
Write off of obsolete and or abandoned assets	2.3
Increase in pension expense	1.1
Increase in depreciation expense	1.1
Increase in insurance expense	0.3
Other (net)	0.1

Total	$7.9

        General and administrative expenses are incurred at the corporate level and at the segment level. In 2003 and 2002, approximately 70% of corporate general and administrative expenses were allocated to the operating segments.

        The increase in employee severance costs was due to management changes at the corporate level as well as in the Pineapple and Resort segments and to reductions in force, in particular in the Pineapple segment. The write off of assets and increase in depreciation were primarily attributable to the Pineapple segment and are explained in more detail in the Pineapple section below. Pension expense, other than special termination benefits, increased in 2003 because of a reduction in the discount rate from 7.25% in 2002 to 6.75% in 2003, and due to negative returns on pension asset investments in 2001 and 2002. Company-wide insurance expense, in particular for casualty and executive liability increased by approximately 23% in 2003 compared to 2002. The increase in insurance expense is primarily a reflection of the insurance industry experience and not the experience of the Company.

        The Company's net periodic pension cost for 2003 and 2002 was calculated using a long-term rate of return of 9%. As explained in Note 7 to Consolidated Financial Statements, this rate was based on historical total returns of broad equity and bond indices weighted against the Company's targeted asset allocation. The Company's pension plans' average 10 year returns for the last three years have slightly lagged the blended rate of these broad indices and therefore, from 2004, the Company will use a long-term rate of return of 8% in the calculation of net periodic pension and other post retirement costs. The reduction in the long-term rate of return assumption from 9% to 8% and the decrease in the assumed discount rate from 6.75% to 6.25% at December 31, 2003, are not expected to significantly increase the Company's net periodic pension cost in 2004. The increase in cost because of these factors will be partially offset by the investment return of 22% on the pension plan assets in 2003.

Consolidated Interest Expense

        Interest expense increased by 6% in 2003 largely due to interest expense on prior years' federal income tax adjustments that were settled in 2003 and to a lower amount of interest capitalized in 2003 than in 2002. In 2002, interest was capitalized on the installation of the integrated accounting system that was placed in service as of January 2003. The Company's average interest rates were slightly higher in 2003 as compared to 2002 because a portion of the Company's $15 million term loan was based on a three-year rate, which was higher than the six-month rate used in the prior year. The Company's average borrowings in 2003 were lower than 2002.

Key Performance Indicators

        In general, the key performance indicators for the segments that are evaluated by management are recurring sources of revenues and operating profit before corporate allocation of general and administrative expenses. Other performance measures commonly relied on by the Company are cash flow, return on assets, return on equity and the subjective performance measure of the Company's reputation as a good corporate citizen. In 2003, the Company had a long-term incentive plan that covered certain key employees, where performance was based on cash flows from operating activities and return on equity. The goals were not met for the performance cycle ended December 31, 2003 and this long-term incentive plan was terminated on March 1, 2004.

PINEAPPLE

Overview

        The Company began to refocus its Pineapple business into its core Maui operations by selling substantially all of the assets of its Costa Rican subsidiary in December 2003. In October of 2003, the Company also reached a strategic decision to cease production of its fresh-cut pineapple products and to abandon that product line.

        As discussed above, in 2003, the team evaluating the Pineapple segment operations spent a considerable amount of time examining all facets of those operations. The Company has begun to implement some of the decisions made by the team, which have already resulted in consistently better quality fresh pineapple. The higher quality fruit is more durable and thus the Company can rely to a greater extent on surface shipment to the U.S. mainland, while reducing its use of air shipment, which is more costly. Management believes that the other new procedures and practices that are being implemented as a result of the team evaluations, strengthen its Pineapple operations by producing a greater balance of revenue sources between Champaka pineapple (primarily a canning variety) and Hawaiian Gold™ hybrid pineapple (primarily sold as fresh-whole) and increased predictability of the timing of production volume. The worldwide supply of canned and fresh pineapple, and the Company's ability to adjust its production, influences the profitability of the Company's Pineapple segment. Being able to shift pineapple between canned and fresh pineapple products and revenue sources is expected to strengthen the Pineapple operations. The Company also intends to reduce the number of types of canned products it produces and to focus on those products and customers that offer an opportunity for higher margins.

        Pineapple operations incurred an operating loss from continuing operations of $921,000 for 2003 compared to an operating loss of $8.5 million for 2002. Revenues for 2003 were $105.0 million compared to $92.5 million in 2002. While basic operations showed improvement in 2003, the Pineapple segment results were primarily affected by several nonrecurring items.

Nonrecurring Items

  •
  In December 2003, the Company received $5.4 million from the U.S. Customs Service. This cash distribution was made pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the "Dumping Act"), which allows for distribution of antidumping duties to injured domestic producers. The distribution is recorded as "Other Income" in the Company's Consolidated Financial Statements. The Dumping Act may be repealed and as a result, the Company may not receive any further distributions of the antidumping duties collected by Customs. In 2002, the Company received $530,000 pursuant to the same program.

    Anti-dumping duties have been in effect on canned pineapple fruit imported from Thailand since 1995. The duties can be increased or decreased annually based on reviews by the U.S. Department of Commerce that are conducted pursuant to requests by the Thai producers or the Company. The U.S. Department of Commerce and the U.S. International Trade Commission are scheduled to review the duties in 2005 at which time they will determine whether the duties will continue for the next five-year period.

  •
  In December 2003, the Company sold substantially all of the assets of its Costa Rican pineapple subsidiary with a carrying value of $6.3 million and recognized a gain from the sale of $2.9 million (after reduction for the 49% minority interest). The sale closed in December 2003 and title to all but two parcels of land was transferred to the buyer. The operating results of this subsidiary prior to the sale and the gain on the sale are reported as discontinued operations and prior period amounts have been restated for comparability. See Note 4 to Consolidated Financial Statements.

    The sales agreement provided for withholding $3.1 million of the sales price (approximately $700,000 gain after reduction for minority interest) pending the transfer of title to the two remaining properties. The sale of the remaining two parcels is expected to be recognized in 2004 when titles to the properties are transferred to the buyer. In February 2004, title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company's affiliate.

  •
  Revenues for 2003 also include non-recurring cash receipts of $2.9 million related to the settlement of certain lawsuits. Legal fees and consultant costs related to these issues were $2.5 million in 2003 compared to $3.4 million in 2002.

Canned and Fresh Pineapple Operations

        In 2003, the volume of canned pineapple sales declined compared to 2002, but average prices exceeded 2002 by approximately 5%. The higher average prices were the result of general mid-year price increases in 2003 and to an increase in sales volume of larger #10 size cases to the U.S. government. Also in 2003, the volume of Hawaiian Gold™ (fresh whole pineapple grown in Hawaii) sales exceeded 2002, but the average sales prices were lower by approximately 18%. The reduction in price is estimated to be partially due to an increase in the supply of fresh pineapple because of higher worldwide production levels. In 2003, 17% of the pineapple segment's net sales from continuing operations were from fresh pineapple compared to 15% in 2002. This continued shift towards fresh sales contributed to the improved operating results in 2003.

        In 2003, Pineapple segment cost of sales were lower than the prior year by about 2% and shipping and selling expenses were higher by about 6%. The Company's pineapple inventories are maintained on a last-in, first-out ("LIFO") method of accounting. Therefore, in periods of rising prices, current production costs are higher than the average per unit values in inventory. In 2003, there was a partial liquidation of the LIFO inventories resulting in lower per unit production costs from prior years being included in cost of sales. Cost of sales would have been higher by $581,000 based on current per unit production costs. Excluding the effect of the LIFO liquidation, the variance in cost of sales and shipping and selling costs were primarily reflective of changes in sales volume of canned and fresh pineapple, as opposed to changes in per unit production, shipping or selling costs or methods. The Company's gross profit margin from fresh whole pineapple is higher than that of canned pineapple products. At year-end 2003, pineapple products inventories were lower than 2002 by $7.2 million, principally reflecting a reduction in the inventory of canned pineapple.

Abandoned Product Line

        In October 2003, the Company decided to cease production of its fresh-cut pineapple products and to abandon that product line. Pursuant to this decision, $1.5 million of fixed assets, inventory and supplies related to this product line were written off in the fourth quarter of 2003. Approximately 1% of Pineapple net sales for 2003 and 2% of Pineapple net sales for 2002 were from fresh-cut pineapple products.

Integrated Accounting System

        The Integrated accounting system that the Company began implementing in September 2000 was fully placed in service on January 1, 2003. Depreciation expense charged to the Pineapple segment increased by $1.9 million in 2003 compared to 2002, as a result of the cost of the new accounting system. Depreciation charges for this system in 2004 are estimated to be $1.6 million. In 2003, after a thorough review of the newly-installed integrated accounting system, the Company elected to discontinue use of a portion of the system and components totaling $450,000 were written off.

Outlook

        In 2004, the Company intends to continue to shift its pineapple production toward the fresh pineapple market with the goals of optimizing the balance of production and sales between the canned and fresh pineapple segments, and producing better quality and a more reliable volume of fresh whole pineapples. As noted above, the Company also intends to reduce the number of types of canned products, and to focus on those products and customers that offer an opportunity for higher margins. However, as the Company restructures its Pineapple operations, and in particular continues its emphasis on the fresh pineapple market, it will incur certain additional costs and expenses and it runs the risk of targeted market responses by its principal competitors.

        The Company intends to improve its practices in the areas of soil, water and energy conservation. The Company also intends to improve relationships with its neighbors through improved farm practices as well as a renewed emphasis on communications.

RESORT

Overview

        The Resort segment includes the development and sale of Kapalua real estate as well as the operation of three golf courses, ten retail facilities, the Kapalua Villas (short-term rental program) and other resort operations.

        The team evaluating the Company's resort operations is engaged in the process of analyzing the market position and future direction of the Kapalua Resort. Among other things, the Company believes that the future success of the Kapalua Resort will depend on its ability to cooperate and coordinate effectively with the other businesses that operate in the Resort, including the owners and operators of the hotels that reside on land leased from the Company.

        On the development side, the Company hopes to create value from its land resources, by moving up the value hierarchy in development, by designing new communities that reflect a unique character and set of values, and evaluating its land resources comprehensively in an effort to identify and achieve their highest and best use. If it is to achieve these goals, the Company believes that it is critical to build strong relationships with both its business partners and community stakeholders.

        The environment for the Resort segment improved as the year 2003 progressed. As the uncertainty brought on by the war in Iraq passed and the United States economy improved, Hawaii's visitor industry began to recover from the effect of the September 11, 2001 terrorist attacks. The second half of 2003 saw improved visitor counts for the island of Maui and the state of Hawaii. Kapalua's operations also benefited from the increase in visitors and the general improvement in the U.S. economy.

        Kapalua Resort reported an operating loss of $1.2 million for 2003 compared to an operating profit of $2.8 million for 2002. Resort revenues were $45.6 million in 2003 compared to $49.8 million in 2002. A reduction in sales of new real estate product was the primary reason for lower operating results from the Resort segment in 2003. In 2003, revenues from new real estate sales were $1.1 million compared to $7.0 million in 2002, and operating profit from real estate development and sales was less than $100,000 (after administrative expenses) compared to $2.5 million in 2002.

Resort Operations

        Revenues attributable to the Resort operations, other than real estate development, increased from $42.8 million in 2002 to $44.5 million in 2003. Revenues from the golf operations increased by 2% in 2003, primarily due to higher average green fees. Paid rounds of golf were higher in 2003, but the increase was less than commensurate with the increase in room occupancies at the Resort. Higher room occupancies in 2003 were responsible for increased Villa revenues, as the average room rates were about 3% lower in 2003 compared to 2002. In 2003, room occupancies at Kapalua increased by approximately 8%. This was about the same as the hotel and resort condominium occupancy for the State of Hawaii in total, but not as large an increase as was experienced by the island of Maui as a whole, which showed almost a 12% increase in occupancies over 2002. Merchandise sales in 2003 exceeded 2002 by 9%, primarily reflecting higher sales volume and increased floor space with the opening of the Kapalua Home store in December 2002.

        Although revenues from these operations increased in 2003, operating profit declined because of increased operating expenses and higher general and administrative costs. Increased expenses in 2003 largely reflect a renegotiated union contract for the Company's golf course maintenance employees early in 2003, an increase in the number of employees at the resort, increased workers compensation accruals, higher pension costs and severance expense.

Real Estate Sales

        In 2002, nine of the 11 lots remaining in Pineapple Hill Estates and the two remaining lots in Plantation Estates were sold. Also in 2002, one of the remaining Pineapple Hill Estates lots was contributed to a joint venture for construction of a custom home. In 2003, the last Pineapple Hill Estates lot was sold. The custom home was completed in March 2003 and remains for sale at year-end 2003. In 2003, a remnant land parcel in the Resort was sold and the profit from this sale is included in "Other Income" in the Company's Consolidated Financial Statements.

        A 6.5-acre conservation-zoned parcel was the only other new real estate product available for sale in 2003. This property is in escrow and because of its location in a conservation district, additional approvals were required to allow the potential buyer to build a home on the site. It is expected that this sale will be concluded in the first quarter of 2004. Resort real estate development and Resort real estate sales are cyclical and depend on a number of factors. Results for one period are, therefore, not necessarily indicative of future performance trends for this segment. A key factor in the financial results of Resort real estate sales is the availability of new product inventory.

Outlook

        A result of the comprehensive examinations mentioned above, was development of a ranking and prioritization of the Company's developable land assets. While it is the Company's intention to retain most of its land holdings in open space, be it agriculture, parks, forest preserve, conservation or otherwise, the profitability of the Company is highly dependant on the Company's ability to develop a portion of its land assets into real estate products desired by the community and which meet the needs of the market.

        The Company received preliminary approval by the County of Maui for the subdivision plans and drawings for the next phase of Plantation Estates at Kapalua. After it has obtained the final approval from the County, the Company will proceed in an effort to obtain the state and federal registrations of the subdivision that are necessary before offering the lots for sale. This phase consists of 25 agricultural lots ranging in size from three acres to over fifteen acres. The Company has reached a tentative agreement with the Board of Trustees of the neighboring homeowners association to withdraw its opposition to the project, although this agreement must still be approved by the association's membership. Although no assurance can be given, it is presently estimated that sale of the lots and construction of the improvements could begin later in 2004. To the extent the lots are sold, revenues from this subdivision would be recognized on a percentage-of-completion basis as subdivision improvements are constructed.

        The Company is in the planning and entitlement stage of other Kapalua Resort real estate projects, but at this time does not anticipate that any other projects will be available for sale in 2004.

        The Maui County Council recently passed Bill 84, which requires a managed and directed growth plan be included in the County's general plan to clearly define urban and rural growth areas. The Bill is presently awaiting the Mayor's signature. If the Bill becomes law, the Company expects that the plan showing the growth areas will be developed and approved within a 5-year period. Development would be allowed only within those growth areas, although exemptions or amendments could be requested. If the Company's high profile lands fall outside the growth areas, the Company's ability to develop those properties could be impeded.

COMMERCIAL & PROPERTY

Overview

        The Commercial & Property segment reported an operating profit from continuing operations of $13.1 million for 2003 compared to an operating loss of $152,000 for 2002. Revenues attributable to this segment were $18.0 million in 2003 compared to $5.4 million in 2002. Several nonrecurring items affected such amounts.

Nonrecurring items

  •
  In September 2003, the Queen Ka 'ahumanu Center was sold for $75 million. Kaahumanu Center Associates ("KCA"), a limited partnership in which the Company was the general partner, owned the Center. The Company's equity in earnings of KCA was $12.7 million in 2003 (reflecting the gain from the sale of the Center) as compared to a loss of $1.3 million in 2002. By agreement between the partners, KCA was dissolved upon the sale of the Center and the Company's accumulated losses in excess of its investment of $11.8 million were reversed into income. The Company, as managing partner, is winding up the affairs of the partnership. The winding up period, as defined by agreement, will run for at least thirteen months following the closing of the sale.

  •
  In August 2003, the Company sold the Napili Plaza for $7.1 million. The gain from this sale of $1.9 million and the results of operations prior to the sale are reported as discontinued operations. Prior period amounts have been restated for comparability. See Note 4 to Consolidated Financial Statements.

Continuing Operations

        Revenues and operating profit from Commercial & Property continuing operations for 2003 and 2002 include the closing of 32 and 13 lot sales, respectively, in the Kapua Village Employee Subdivision. The closing of lot sales began in December 2002 and was completed in the third quarter of 2003. Operating profit includes gains from these sales of $995,000 and $410,000, for 2003 and 2002, respectively. Revenues for 2002 also included $624,000 from other land sales.

Outlook

        The Napili Plaza and the Company's investment in Kaahumanu Center Associates were the two primary assets in the Commercial & Property segment. In 2004, the remaining Commercial & Property rentals and the Company's land entitlement activities will be reported in a new business segment that will include all resort and non-resort real estate development activity.

2002 vs. 2001

CONSOLIDATED

        The Company reported a net loss of $5.7 million for 2002 compared to net income of $7.6 million for 2001. The decline in results primarily reflects increased operating losses from the Pineapple segment due largely to increased general and administrative expenses, coupled with lower operating profit from the Resort segment. The reduction in operating profit from the Resort primarily reflected the absence of new real estate product available for sale.

        General and administrative expenses for 2002 (including amounts allocated to the business segments) increased by $4.3 million or 23% as compared to 2001. Fees paid to outside consultants increased by approximately $2.2 million in 2002 compared to 2001. Increases in consultant fees due to lawsuits related to Pineapple operations were partially offset by reductions in fees paid for other professional services. The net periodic cost for defined benefit pension plans increased by approximately $1 million in 2002 primarily because of negative investment returns in 2000 and 2001. In addition, depreciation, medical, and general insurance expenses increased by $1.8 million in 2002 as compared to 2001.

        Interest expense decreased by 15% in 2002 compared to 2001 due to lower average interest rates. Average interest rates on Company borrowings in 2002 were 2 percentage points lower than 2001. The reduction in interest expense due to lower rates was partially offset by 3% higher average borrowings in 2002.

PINEAPPLE

        Pineapple revenues were $92.5 million in 2002 compared to $92.0 million in 2001. The operating loss from continuing operations attributable to this segment was $8.5 million in 2002 compared to $3.0 million in 2001. See Discontinued Operations, Note 4 to Consolidated Financial Statements. The increased loss was largely attributable to higher general and administrative costs as discussed above. General and administrative expenses attributable to the Pineapple segment increased by $4.6 million in

2002 compared to 2001. Shipping and marketing costs were higher in 2002 primarily because of increased use of air freight to ship fresh whole and fresh cut pineapple, increased fuel surcharges affecting ocean freight and trucking rates and additional transportation, warehousing, labeling and casing costs incurred as a result of the West Coast labor dispute in the fourth quarter of 2002. Pineapple cost of sales as a percentage of sales for 2002 was lower than 2001, primarily due to a shift in sales volume to fresh whole pineapple, which generally yield a higher gross margin.

        In the fourth quarter of 2002, the labor dispute between the West Coast longshoremen and shipping companies resulted in a temporary shutdown of the West Coast shipping ports followed by a backlog at the ports through most of December 2002. During that period, the Company incurred additional air freight costs and inter-modal rerouting costs to make timely deliveries to its customers and additional warehousing, labeling and casing costs to meet estimated orders for its customers for the remainder of 2002 and the first quarter of 2003. Losses and additional expenditures incurred by the Company during this period due to the labor dispute totaled approximately $843,000. At year-end 2002, a portion of these expenditures was deferred as prepaid shipping and selling costs.

        Case volume of canned pineapple sales was higher in 2002 compared to 2001, but average sales prices were slightly lower in 2002. Contribution to Pineapple segment revenues from non-canned product sales (pineapple juice in PET bottles, fresh cut and fresh whole pineapple) increased by 5% to approximately 30% of net sales in 2002 compared to 2001.

        In 2002, revenues included a distribution of antidumping duties by the U. S. Customs Service of $530,000, a decrease of $1.3 million as compared to 2001. These distributions were made pursuant to the Continued Dumping and Subsidy Offset Act of 2000, which allows for distribution of antidumping duties to injured domestic producers.

RESORT

        Revenues from the Kapalua Resort segment were $49.8 million in 2002 compared to $70.1 million in 2001. The operating profit from this segment was $2.8 million in 2002 compared to $19.8 million in 2001. The decrease in revenues and operating profit is primarily due to reduced inventory in the Company's real estate development projects, sales of which contributed $2.5 million to operating profit in 2002 compared to $18.2 million in 2001.

        In 2001, the sales of all 36 luxury condominium units in the Coconut Grove on Kapalua Bay closed escrow and title passed to the buyers, resulting in profit contribution to the Company of $11.5 million. In 2001, the Resort segment recognized profit on sales of 20 of the 31 single-family lots at the Pineapple Hill Estates subdivision and the sale of a one-acre land parcel next to the Ironwoods condominiums.

        In 2002, nine of the remaining 11 lots in the Pineapple Hill Estates subdivision and the two final lots in Plantation Estates were sold.

        Revenues and operating profit from Resort operations (excluding real estate development activity) were lower in 2002 compared to 2001. Much of the business activity at Kapalua Resort is related to hotel and condominium occupancies on Maui and, for 2002, hotel and villa occupancies at Kapalua decreased by 8% and, for the island of Maui, occupancies decreased by 3% compared to 2001. For the State of Hawaii, hotel and condominium occupancies were about 1% higher in 2002 compared to 2001. Throughout 2002, the Resort operating results were affected by the slow recovery of Hawaii's visitor industry from the events of September 11, 2001, continued challenges from a weak United States economy, difficult air travel and the threat of a United States military conflict. In 2002, paid rounds of golf at the Resort declined compared to 2001, and revenues from golf operations decreased by 3%, merchandise sales decreased by 6% and revenues from The Kapalua Villas decreased by 9%. Partially offsetting these declines were commission income from Kapalua Realty, which increased by 80% in 2002 compared to 2001, primarily reflecting real estate resale activity.

COMMERCIAL & PROPERTY

        Revenues of $5.4 million attributable to the Commercial & Property segment increased by 39% in 2002 compared to 2001. The segment produced an operating loss from continuing operations of $152,000 in 2002 compared to $1.5 million in 2001. See Discontinued Operations, Note 4 to Consolidated Financial Statements. The improved results were principally due to land sales in 2002. In the fourth quarter of 2002, the Company closed sales on 13 of 45 lots in the Kapua Village employee subdivision in West Maui. Revenues for 2002 also included other land sales totaling $624,000 compared to land sales of $189,000 in 2001.

        The Company's equity in the losses of Kaahumanu Center Associates was $1.3 million in 2002 compared to $1.5 million in 2001. The reduction in losses was primarily due to lower expense in 2002 for write-off of tenant improvement allowances and lower reserves for uncollectible accounts. The gross leasable area occupied by tenants in 2002 increased, but sales reported by the tenants decreased in 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

Debt Reduction

        At December 31, 2003, the Company's total debt was $26.8 million, compared to $50.1 million at December 31, 2002. Five transactions contributed to the reduction in debt in 2003: (1) In connection with the $7.1 million sale of the Napili Plaza in August 2003, the Company repaid the $4.5 million mortgage loan on that property; (2) The sale of the Company's Costa Rican pineapple assets in December 2003, provided cash of $12.2 million from which $3.8 million of short- and long-term debt of the Company's Costa Rican subsidiary were repaid. The Company received cash distributions from its Costa Rican subsidiary totaling $3.3 million in December 2003; (3) The sale of Queen Ka 'ahumanu Center resulted in a cash distribution to the Company in September 2003 of $3.3 million, representing the repayment of partner advances and other working capital advances; (4) The cash distribution of $5.4 million from U.S. Customs in December 2003, and (5) $2.9 million of cash receipts related to settlement of law suits primarily in August 2003, were also used to repay debt.

Future Cash Inflows and Outflows

        The Company's Central American subsidiary expects to make cash distributions to its minority shareholders of approximately $5.2 million in the first and second quarters of 2004. In March 2004, the Company expects to make income tax payments of approximately $930,000 and in September 2004, the Company expects to make pension plan contributions of $1.5 million. In 2004, capital expenditures are expected to total $16.4 million, of which $4.1 million are for the replacement of existing facilities and equipment. In January 2004, the Company purchased land for $4.3 million in West Maui that will be used in its future operations and it expects to incur approximately $1.9 million in mid-2004 to acquire land as part of a land exchange with the State of Hawaii. The Company expects to incur approximately $3.8 million in 2004 for real estate development planning and $1.8 million for the completion of highway improvements related to subdivision projects sold in prior years.

        The Company expects that cash from operating activities and cash inflows from investing activities will substantially fund the aforementioned cash commitments for 2004. Both the Pineapple operations and the Resort ongoing operations typically produce net positive cash inflows from operating activities on a full-year basis, which can fund the capital expenditures required by those segments and contribute to unallocated corporate expenses and other cash commitments. In 2004, the Company also expects to receive additional cash distributions from its Central American subsidiary as the sale of the remaining properties is completed.

        Construction and sales of the next phase of Plantation Estates is expected to begin in 2004. As with some of the Company's prior real estate projects, the sales agreement for this subdivision will probably require the buyers to pay the full purchase price and to close the sale transaction, although construction of the improvements would not be complete until a later date. Assuming no unreasonable delays are encountered and sales are accomplished, the Company expects that the sales proceeds from this project will fund the construction of the $15 million improvements and on a full-year basis; the net cash flows will contribute to liquidation of the Company's cash requirements.

        Pineapple operations seasonal cash requirements, in particular during the summer months are expected to be funded by bank lines of credit. At December 31, 2003, the Company had unused short- and long-term lines of credit totaling $15.7 million.

Contractual Obligations

        Following are summaries of the Company's contractual obligations as of December 31, 2003 (in thousands):

	Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt	$25,874	$3,576	$6,964	$7,084	$8,250
Capital lease obligations	1,021	306	715	—	—
Operating leases(1)	4,074	613	1,249	1,305	907
Purchase commitments(1)(2)	5,808	1,386	2,041	1,363	1,018
Other long-term liabilities(3)	5,271	1,189	1,256	786	2,040

Total	$42,048	$7,070	$12,225	$10,538	$12,215

(1)
These operating leases and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

(2)
$5.1 million of these purchase commitments at year-end 2003 were for pineapple purchases for the Company's Costa Rican subsidiary. As of March 1, 2004, a third party assumed the purchase agreement.

(3)
Amounts consist primarily of payments due under the Company's deferred compensation plan, unfunded pension payments and severance costs.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles require the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in the Company's financial statements.

        At December 31, 2003 and for the year then ended, estimates that the Company has identified as critical to the financial statements were as follows:

  •
  Deferred development costs, principally predevelopment costs related to various projects at the Kapalua Resort totaled $7.9 at year-end 2003. Such amounts are carried on the balance sheet at the lower of cost or estimated net realizable value. Based on the Company's future development plans for Kapalua and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of the Company's development plans and the uncertainty of when or if certain parcels will be developed. Approximately $3.5 million of the Resort deferred development costs relate to a fee paid by the Company for future sewerage capacity. Management estimates that the capacity in the sewerage system will be available for future development projects.

  •
  The Company's Pineapple segment expects to continue to shift its production and sales volume from canned to fresh pineapple. Management has evaluated the fixed assets of the Pineapple segment in view of the prospective shift in operations and presently estimates that the net book value of all assets, carried on the balance sheets at cost less accumulated depreciation, will be recoverable from future operations. This estimate could be affected by management's estimate as to the rate of production of the canning operations and by decisions that management could make regarding the size and locations of future pineapple operations. These decisions could result in a change in the depreciable lives of the assets, or in a write down of their carrying values.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company uses the LIFO method of accounting for its pineapple inventories. Under this method, the cost of products sold approximates current cost and, during periods of rising prices, the ending inventory is reflected at an amount below current cost. The replacement cost of pineapple inventory was $20.2 million at December 31, 2003, which is $13.0 million more than the amount reflected in the financial statements.

        Most of the land owned by the Company was acquired from 1911 to 1932 and is carried at cost. A small portion of "Real Estate Held for Sale" represents land cost. Replacements and additions to Pineapple operations occur every year and some of the assets presently in use were placed in service in 1934. At Kapalua, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At December 31, 2003, 80% of the Company's short- and long-term borrowing commitments carried interest rates that were periodically adjustable to the prime rate, a Federal Farm Credit Bank index rate or to a LIBOR rate and 20% carried interest at fixed rates. Based on debt outstanding at the end of 2003 a hypothetical increase in interest rates of 100 basis points would increase the Company's interest expense by approximately $230,000 and a hypothetical decrease in interest rates of 100 basis points would increase the fair value of the Company's long-term debt by approximately $292,000. At December 31, 2003, the fair value of the Company's long-term debt exceeded the carrying value by approximately $176,000 as a result of a general decrease in quoted interest rates.

        The Company does not believe that the market risk exposure due to foreign exchange transactions would have a material impact on the Company's financial statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of Maui Land & Pineapple Company, Inc.:

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Honolulu, Hawaii
March 1, 2004

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands Except Per Share Amounts)
REVENUES
Net sales	$113,584	$112,089	119,463
Operating revenues	33,247	33,623	35,758
Equity in earnings of joint ventures	12,698	—	6,996
Other income	9,137	2,028	3,800

Total Revenues	168,666	147,740	166,017

COSTS AND EXPENSES
Cost of goods sold	76,220	79,582	81,297
Operating expenses	33,129	32,888	33,279
Shipping and marketing	19,700	18,746	17,520
General and administrative	30,593	22,678	18,425
Equity in losses of joint ventures	20	1,178	1,453
Interest	2,526	2,389	2,820

Total Costs and Expenses	162,188	157,461	154,794

Income (Loss) From Continuing Operations Before Income Taxes	6,478	(9,721)	11,223
Income Tax Expense (Benefit)	2,612	(3,697)	3,507

Income (Loss) From Continuing Operations	3,866	(6,024)	7,716
Income (Loss) From Discontinued Operations (net of income tax expense (benefit) of $1,907, $191 and $(67)	2,131	315	(148)

NET INCOME (LOSS)	5,997	(5,709)	7,568
RETAINED EARNINGS, BEGINNING OF YEAR	55,357	61,066	53,498

RETAINED EARNINGS, END OF YEAR	61,354	55,357	61,066

EARNINGS PER COMMON SHARE— BASIC AND DILUTED
Continuing Operations	.54	(.83)	1.07
Discontinued Operations	.29	.04	(.02)

Net Income (Loss)	$.83	$(.79)	$1.05

Average Common Shares Outstanding	7,195,800	7,195,800	7,195,800
Average Common Shares Outstanding Assuming Dilution	7,205,969	7,195,800	7,195,800

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Net Income (Loss)	$5,997	$(5,709)	$7,568
Minimum pension liability, net of deferred income taxes of $1,321 and $(2,835)	2,690	(5,039)	—
Foreign currency translations	(77)	68	(71)

Comprehensive Income (Loss)	$8,610	$(10,680)	$7,497

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,863	$658
Accounts and notes receivable, less allowance of $994 and $572 for doubtful accounts	24,141	22,315
Refundable income taxes	—	3,031
Inventories
Pineapple products	7,253	14,488
Real estate held for sale	—	2,134
Merchandise, materials and supplies	6,010	6,743
Prepaid expenses and other assets	3,274	5,081
Deferred income taxes	2,747	273

Total Current Assets	51,288	54,723

OTHER ASSETS	15,344	17,274
PROPERTY
Land	4,644	6,411
Land improvements	56,292	60,214
Buildings	52,904	59,852
Machinery and equipment	131,929	130,337
Construction in progress	3,269	7,833

Total Property	249,038	264,647
Less accumulated depreciation	153,990	152,449

Net Property	95,048	112,198

TOTAL	161,680	184,195

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	3,576	6,579
Current portion of capital lease obligations	274	267
Trade accounts payable	12,434	13,057
Payroll and employee benefits	5,260	4,241
Income taxes payable	1,854	418
Other accrued liabilities	4,323	4,659

Total Current Liabilities	27,721	29,221

LONG-TERM LIABILITIES
Long-term debt	22,298	42,256
Capital lease obligations	698	996
Accrued retirement benefits	30,168	33,089
Accumulated losses of joint venture in excess of investment	—	12,840
Deferred income taxes	2,385	—
Other noncurrent liabilities	1,536	1,867

Total Long-Term Liabilities	57,085	91,048

MINORITY INTEREST IN SUBSIDIARY	5,330	1,187
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock—no par value, 8,000,000 and 7,200,000 shares authorized, and 7,195,800 shares issued and outstanding at December 31, 2003 and 2002, respectively	12,455	12,455
Additional paid in capital	195	—
Retained earnings	61,354	55,357
Accumulated other comprehensive loss	(2,460)	(5,073)

Stockholders' Equity	71,544	62,739

TOTAL	$161,680	$184,195

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
OPERATING ACTIVITIES
Net income (loss)	$5,997	$(5,709)	$7,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	12,184	11,072	10,226
Undistributed equity in (income) losses of joint ventures	(12,678)	1,178	1,452
Gain on property disposals	(6,300)	(648)	(1,201)
Deferred income taxes	589	(349)	1,792
(Increase) decrease in accounts receivable	(3,893)	(5,568)	835
(Increase) decrease in refundable income taxes	3,031	(2,709)	(166)
(Increase) decrease in inventories	10,102	3,015	(2,169)
Increase (decrease) in trade payables	(699)	2,906	2,304
Increase (decrease) in income taxes payable	1,436	(1,217)	1,773
Net change in other operating assets and liabilities	6,417	1,030	(6,461)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,186	3,001	15,953

INVESTING ACTIVITIES
Purchases of property	(6,738)	(10,401)	(13,356)
Proceeds from sale of property	17,261	687	1,019
Distributions from joint ventures	—	—	857
Proceeds from (payments for) other assets	3,258	(2,177)	(1,252)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,781	(11,891)	(12,732)

FINANCING ACTIVITIES
Proceeds from long-term debt	24,848	26,129	38,367
Payments of long-term debt	(44,912)	(20,926)	(40,248)
(Payments of) proceeds from short-term debt	(2,897)	2,050	13
Payments on capital lease obligations	(291)	(495)	(472)
Other	490	617	941

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(22,762)	7,375	(1,399)

NET INCREASE (DECREASE) IN CASH	7,205	(1,515)	1,822
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	658	2,173	351

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,863	$658	$2,173

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities:

1.
Cash paid (received) during the year (in thousands):

Interest (net of amount capitalized)	$2,445	$2,477	$2,994
Income taxes	(312)	767	39
2.
Amounts included in accounts payable for additions to property and other investments totaled $554,000, $620,000 and $1,003,000, respectively, at December 31, 2003, 2002 and 2001.

3.
Capital lease obligations of $1,160,000 were incurred for new equipment in 2001.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and subsidiaries, primarily Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less.

INVENTORIES

        Inventories of tinplate, cans, ends and canned pineapple products are stated at cost, not in excess of market value, using the dollar value last-in, first-out ("LIFO") method.

        In accordance with Hawaii industry practice, the costs of growing pineapple are charged to production in the year incurred rather than deferred until the year of harvest. For financial reporting purposes, each year's total cost of growing and harvesting pineapple is allocated to products on the basis of their respective market values; for income tax purposes, the allocation is based upon the weight of fruit included in each product.

        Real estate held for sale is stated at the lower of cost or fair value less cost to sell.

        Merchandise, materials and supplies are stated at cost, not in excess of market value, using retail and average cost methods.

OTHER ASSETS

        Cash surrender value of life insurance policies is reflected net of loans against the policies.

        Investments in joint ventures are generally accounted for using the equity method.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over estimated useful lives of the respective assets using the straight-line method.

LONG-LIVED ASSETS

        Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed fair values.

POSTRETIREMENT BENEFITS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, these plans were terminated (see Note 7 to Consolidated Financial Statements).

        The estimated cost of providing postretirement health care and life insurance benefits is accrued over the period employees render the necessary services.

REVENUE RECOGNITION

        Revenues from the sale of pineapple are recognized when title to the product is transferred to the customer. The timing of transfer of title varies according to the shipping and delivery terms of the sale.

        Sales of real estate are recognized as revenues in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. When the Company's remaining obligation to complete improvements is significant, the sale is recognized on the percentage-of-completion method.

        Revenues from other activities are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

INTEREST CAPITALIZATION

        Interest costs are capitalized during the construction period of major capital projects.

ADVERTISING AND RESEARCH AND DEVELOPMENT

        The costs of advertising and research and development activities are expensed as incurred.

LEASES

        Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis.

INCOME TAXES

        The Company's provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and tax bases of assets and liabilities using tax rates enacted by law or regulation.

STOCK-BASED COMPENSATION

        Stock-based compensation is accounted for in accordance with the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the fair value based method, compensation cost is recognized based on the fair value of the equity instruments issued.

FOREIGN CURRENCY TRANSLATION

        The assets and liabilities of the Company's majority owned subsidiary in Central America are translated into United States dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at weighted average exchange rates in effect during the period. Translation adjustments are reported as other comprehensive income (loss) and accumulated in Stockholders' Equity, and totaled $(77,000), $68,000 and $(71,000) in 2003, 2002 and 2001, respectively. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income as incurred. During 2003, 2002 and 2001, such transaction gains and losses were not material.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Company adopted Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and not at the date of an entity's commitment to an exit plan, as was previously required. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

        In January 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires an entity to disclose in its financial statement footnotes many of the guarantees or indemnification agreements that it issues. In addition, under certain circumstances, an entity will have to recognize a liability at the time it enters into the guarantee. The adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

        In December 2003, the Company adopted FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurements or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised disclosures are included in Note 7, Postretirement Benefits.

EARNINGS PER COMMON SHARE

        Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock-based compensation arrangements had been issued.

        In 2003, diluted earnings per common share is computed on the assumption that the shares of nonvested restricted stock are outstanding at the grant date, and that the outstanding stock options are exercised, using the treasury stock method. None of these potential common shares were considered antidilutive. In 2002 and 2001, there were no securities outstanding that would potentially dilute common shares outstanding.

RECLASSIFICATIONS

        Certain amounts for prior years have been reclassified to conform to the presentation for the current year.

2.     INVENTORIES

        Pineapple product inventories were comprised of the following components at December 31, 2003 and 2002:

	2003	2002
	(Dollars in Thousands)
Finished Goods	$6,199	$11,829
Work In Progress	755	963
Raw Materials	299	1,696

Total	$7,253	$14,488

        The replacement cost of pineapple product inventories at year-end approximated $20 million in 2003 and $23 million in 2002. In 2003, there was a partial liquidation of LIFO inventories; thus, cost of sales included prior years' inventory costs, which were lower than current costs. Had current costs been charged to cost of sales, net income for 2003 would have decreased by $360,000 or $.05 per share.

3.     OTHER ASSETS

        Investments and Other Assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(Dollars in Thousands)
Deferred Costs	$7,922	$7,077
Cash Surrender Value of Life Insurance Policies (net)	1,367	1,094
Pension Asset	2,762	3,895
Deferred Income Taxes	—	2,192
Other	3,293	3,016

Total	$15,344	$17,274

        Deferred costs are primarily predevelopment costs related to various projects at the Kapalua Resort that will be allocated to future development projects.

        Cash surrender value of life insurance policies is stated net of policy loans, totaling $597,000 at December 31, 2003 and 2002.

KAPALUA COCONUT GROVE LLC

        Kapalua Coconut Grove LLC ("KCG") is a Hawaii limited liability company whose members are the Company and YCP Site 29, Inc. KCG was formed in June 1997 to own, develop and sell luxury condominiums on the 12-acre parcel of beachfront property adjacent to the Kapalua Bay Hotel. Each member contributed to the venture its 50% interest in the land parcel and $1.1 million in cash. In 2001, construction was completed and sales of all units closed escrow as title was delivered to the buyers upon completion of the individual residences. Each member has a 50% interest in KCG and the Company has accounted for its investment in KCG by the equity method. The Company's pre-tax share of KCG's net income was $6,993,000 in 2001. Also in 2001, the Company recognized income of $3.9 million representing its gain on the land parcel contributed to the venture. During 2003 and 2002, total assets, liabilities and members' equity and operations were minimal. KCG will be dissolved after all contingencies have been resolved.

KAAHUMANU CENTER ASSOCIATES

        Kaahumanu Center Associates ("KCA") was a 50/50 partnership between the Company as general partner and the Employees' Retirement System of the State of Hawaii ("ERS") as a limited partner. KCA was the owner and operator of Queen Ka 'ahumanu Center, a regional shopping center in Maui. In September of 2003, KCA sold the shopping center for $75 million. Upon closing of the sale, the Company received a cash distribution of $3.3 million, which primarily represented the repayment of cash advances, management fees, electricity and reimbursable costs. The Company had guaranteed the payment of up to $10 million of the $57 million mortgage loan of KCA. Upon closing of the sale, the mortgage was repaid and the guaranty was released.

        By agreement between the partners of KCA, the partnership was dissolved upon the closing of the sale and the Company as managing partner has proceeded to wind up the affairs of the partnership. The winding up period, as defined by agreement, will run for at least thirteen months following the closing of the sale and $1.2 million of the sales proceeds were withheld by KCA for possible contingencies and to wind up the affairs of the partnership.

        As a result of the dissolution of the partnership, the Company's accumulated losses of KCA in excess of its investment were reversed in the third quarter of 2003. The reversal of these losses in 2003 of $11.8 million was credited to equity in earnings of joint ventures.

        The Company had a long-term agreement with KCA to manage Queen Ka 'ahumanu Center. As manager, the Company provided all administrative and on-site personnel and incurred other costs and expenses, primarily insurance, which were reimbursable by KCA. The Company generated a portion of the electricity used by Queen Ka 'ahumanu Center. In accordance with the limited partnership agreement, the partners could make cash advances to KCA in order to avoid a cash flow deficit. In 2002 and 2001, cash advances from the Company to KCA totaled $977,000, and $482,000, respectively. Interest on the advances at 9.57% (per the partnership agreement, 1% above KCA's first mortgage loan) totaled $141,000, $113,000, and $54,000 in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, reimbursements from KCA for payroll and other costs and expenses totaled $1,894,000, $2,259,000, and $2,634,000, respectively, and the Company charged KCA $1,801,000, $2,908,000, and $3,203,000, respectively, for electricity and management fees. At December 31, 2002, $2,488,000 was due to the Company from KCA for cash advances, management fees, electricity and reimbursable costs.

        The Company's pre-tax share of income (losses) from KCA was $852,000, ($1,248,000), and ($1,453,000), respectively, for 2003, 2002 and 2001.

        Summarized balance sheet information for KCA as of December 31, 2003 and 2002 and operating information for each of the three years ended December 31, 2003 follows:

	2003	2002
	(Dollars in Thousands)
Current assets	$1,541	$1,101
Property and equipment, net	—	63,447
Other assets, net	153	1,183

Total Assets	1,694	65,731

Current liabilities	290	4,542
Noncurrent liabilities	7	56,688

Total Liabilities	297	61,230

Partners' Capital	$1,397	$4,501

	2003	2002	2001
Revenues	$14,509	$14,849	$15,206
Costs and Expenses	12,805	17,344	18,112

Net Income (Loss)	$1,704	$(2,495)	$(2,906)

4.     DISCONTINUED OPERATIONS

        In August 2003, the Company sold the Napili Plaza, which was one of two major assets in the Commercial & Property business segment. The assets sold had a net book value of $4.4 million, which was comprised principally of buildings and land improvements. The Company's gain from the transaction of $1.9 million and the results of operations prior to the sale is reported as discontinued operations and prior period amounts are restated for comparability.

        In December 2003, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary for $15.3 million. The sale closed in December 2003 and title to all but two parcels of land, were transferred to the buyer. The sales agreement provided for withholding of $3.1 million of the sales price pending the transfer of title to the remaining properties. Accordingly, in 2003, $12.2 million of the total sales price was recognized and the Company recorded a gain of $2.9 million (after reduction for 49% minority interest). The gain and results of operations prior to the sale are reported as discontinued operations. Prior period results have been restated for comparability. The sale of the remaining two parcels will be recognized in 2004 when title to the property is transferred to the buyer. In February 2004, title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company's subsidiary.

        The assets sold had a net book value of $6.5 million, of which approximately 34% represented land, 32% was for inventories of growing crops and the remainder was principally for machinery, buildings and other fixed assets.

        The revenues and operating profit (loss) relating to these two discontinued operations were as follows:

	2003	2002	2001
	(Dollars in Thousands)
Revenues
Napili Plaza	$2,591	$1,100	$1,130
Pineapple subsidiary	12,551	6,625	5,434

Total	15,142	7,725	6,564

Operating profit (loss)
Napili Plaza	1,982	61	62
Pineapple subsidiary	2,056	445	(277)

Total	$4,038	$506	$(215)

5.     BORROWING ARRANGEMENTS

        During 2003, 2002 and 2001, the Company had average borrowings outstanding of $45.0 million, $47.9 million, and $46.4 million, respectively, at average interest rates of 5.0%, 4.9% and 6.9%, respectively.

        Short-term bank lines of credit available to the Company at December 31, 2003 were $1.4 million. These lines provide for interest at the prime rate (4% at December 31, 2003) plus 1/4% to 3/4%. There were no borrowings under these lines at December 31, 2003 and $595,000 in letters of credit were reserved against these lines to secure the Company's deductible portion of insurance claims administered by various insurance companies.

        Long-term debt at December 31, 2003 and 2002 consisted of the following (interest rates represent the rates at December 31):

	2003	2002
	(Dollars in Thousands)
Term loan, 4.20% to 5.38% and 3.72% to 5.38%	$15,000	$15,000
Revolving credit agreement, 3.42% to 4.25% and 4.17% to 4.25%	5,700	17,050
Mortgage loan, 7.25%	—	4,513
Equipment loans, 3.65% to 7.48% and 4.23% to 7.48%	5,174	8,030
Non-revolving term loan, 4.17%	—	1,344

Total	25,874	45,937
Less portion classified as current	3,576	3,681

Long-term debt	$22,298	$42,256

        The Company has a $15 million term loan that is secured by certain parcels of the Company's real property on Maui. Principal payments are due from September 2004 through June 2009. Interest rates on the loan are adjustable based on six-month, one-year and three-year rates made available by the Federal Farm Credit Bank. The agreement includes certain financial covenants, including the maintenance of a minimum tangible net worth and debt coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures and the payment of dividends.

        The Company has a revolving credit agreement with participating banks under which it may borrow up to $20 million in revolving loans through December 31, 2004. On December 31, 2004, the commitment reduces to $15 million and amounts outstanding at December 31, 2005, at the Company's option, may be converted to a three-year term loan repayable in six equal semi-annual installments. Commitment fees of 1/4% are payable on the unused portion of the revolving credit line. At the Company's option, interest on advances is based on the prime rate or on one- to six-month London Interbank Offered Rate ("LIBOR"). The loan is collateralized by the Company's three golf courses at the Kapalua Resort. The agreement contains certain financial covenants, including the maintenance of consolidated net worth at certain levels, minimum debt coverage ratio and limits on the incurrence of other indebtedness and capital expenditures. Declaration and payment of cash dividends is restricted to 30% of prior year's net income.

        The mortgage loan was collateralized by the Napili Plaza shopping center and was repaid in connection with the sale of the property in August 2003. See Note 4 to Consolidated Financial Statements.

        The Company has agreements that provide for term loans that were used to purchase equipment for the Company's pineapple and resort operations. At December 31, 2003, $1.7 million of these term loans had interest rates that were adjustable based on one- to six-month LIBOR. The balance of these loans is at fixed interest rates. The loans mature through December 2007. Some of the agreements include financial covenants that are similar to those in the Company's revolving credit agreement.

        The Company's majority owned Costa Rican subsidiary had a non-revolving term loan that the Company guaranteed. In connection with the sale of substantially all of the subsidiary's assets, the non-revolving term loan and short-term lines of credit totaling $3,845,000 were repaid and the Company's guaranty was released. See Note 4 to Consolidated Financial Statements.

        Maturities of long-term debt during the next five years, from 2004 through 2008, are as follows: $3,576,000, $3,030,000, $3,934,000, $3,634,000 and $3,450,000.

6.     LEASES

LESSEE

        The Company has capital leases, primarily on equipment used in pineapple operations, which expire at various dates through 2006. At December 31, 2003 and 2002, property included capital leases of $1,711,000, (accumulated depreciation of $639,000 and $398,000, respectively). Future minimum rental payments under capital leases aggregate $1,021,000 (including $49,000 representing interest) and are payable as follows (2004 to 2006): $306,000, $393,000 and $322,000.

        The Company has various operating leases, primarily for land used in pineapple operations, which expire at various dates through 2018. A major operating lease covering approximately 1,500 acres used primarily for pineapple operations expired on December 31, 1999, and is currently on a month-to-month basis. The Company and the lessor intend to conclude a long-term lease after the Company has reassessed its land acreage needs. Total rental expense under operating leases was $826,000 in 2003, $792,000 in 2002 and $811,000 in 2001. Future minimum rental payments under operating leases aggregate $4,074,000 and are payable during the next five years (2004 to 2008) as follows: $612,000, $618,000, $632,000, $646,000, $659,000, respectively, and $907,000 thereafter.

LESSOR

        The Company leases land and land improvements, primarily to hotels at Kapalua, and space in buildings, primarily to retail tenants. The leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2003	2002	2001
	(Dollars in Thousands)
Minimum rentals	$1,284	$2,010	$1,835
Percentage rentals	2,322	2,183	2,572

Total	$3,606	$4,193	$4,407

        Property at December 31, 2003 and 2002 includes leased property of $13,617,000 and $19,960,000, respectively (before accumulated depreciation of $9,092,000 and $11,642,000, respectively).

        Future minimum rental income aggregates $3,201,000 and is receivable during the next five years (2004 to 2008) as follows: $822,000, $769,000, $474,000, $239,000, $235,000, respectively, and $662,000 thereafter.

7.     POSTRETIREMENT BENEFITS

        The Company has defined benefit pension plans covering substantially all full-time, part-time and intermittent employees. Pension benefits are based primarily on years of service and compensation levels. The Company has defined benefit postretirement health and life insurance plans that cover primarily non-bargaining salaried employees and certain bargaining unit employees. Postretirement health and life insurance benefits are principally based on the employee's job classification at the time of retirement and on years of service.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $47,464,000, $42,129,000 and $38,207,000, respectively as of December 31, 2003 and $43,012,000, $38,372,000 and $31,953,000, respectively, as of December 31, 2002.

        The accumulated postretirement benefit obligation for health care as of December 31, 2003 and 2002 was determined using a health care cost trend rate of 8.5% in 2003, decreasing by .5% each year from 2003 through 2010 and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $2,173,000 as of December 31, 2003, and the aggregate of the service and interest cost for 2003 by approximately $203,000; a 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $1,718,000 as of December 31, 2003, and the aggregate of the service and interest cost for 2003 by approximately $157,000.

        Special termination benefits for defined benefit pension plans increased the net periodic pension cost for 2003 and the benefit obligation recognized as of December 31, 2003 by $577,000. These special termination benefits relate to enhanced pension benefits as a result of management changes in 2003.

        Changes in benefit obligations and changes in plan assets for 2003 and 2002 and the funded status of the plans and amounts recognized in the balance sheets as of December 31, 2003 and 2002 were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(Dollars in Thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$43,012	$40,081	$14,230	$16,248
Service cost	1,669	1,770	184	356
Interest cost	2,770	2,695	849	902
Actuarial (gain) loss	1,972	953	377	(2,650)
Special termination benefits	577	—	68	—
Benefits paid	(2,536)	(2,487)	(562)	(626)

Benefit obligations at end of year	47,464	43,012	15,146	14,230

Change in plan assets:
Fair value of plan assets at beginning of year	31,953	37,691	—	—
Actual return on plan assets	7,717	(3,508)	—	—
Employer contributions	1,073	257	562	626
Benefits paid	(2,536)	(2,487)	(562)	(626)

Fair value of plan assets at end of year	38,207	31,953	—	—

Funded status	(9,257)	(11,059)	(15,146)	(14,230)
Unrecognized actuarial (gain) loss	9,006	12,515	(4,566)	(5,383)
Unrecognized net transition obligation	229	254	—	—
Unrecognized prior service cost	377	423	(417)	(545)

Net amounts recognized	355	2,133	(20,129)	(20,158)

Amounts recognized in balance sheets consist of:
Pension asset before minimum liability adjustment	2,286	3,218	—	—
Accrued benefit liability	(1,931)	(1,085)	(20,129)	(20,158)
Intangible asset	607	677	—	—
Minimum liability adjustment	(4,277)	(8,552)	—	—
Accumulated other comprehensive loss	3,670	7,875	—	—

Net amounts recognized	$355	$2,133	$(20,129)	$(20,158)

Increase (decrease) in minimum liability
included in other comprehensive income	$(4,205)	$7,875	$—	$—
Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

        Net periodic benefit costs for 2003, 2002 and 2001 included the following components:

	2003	2002	2001
	(Dollars in Thousands)
Pension benefits:
Service cost	$1,669	$1,770	$1,728
Interest cost	2,771	2,694	2,701
Expected return on plan assets	(2,858)	(3,307)	(3,673)
Amortization of net transition obligation (asset)	25	28	(505)
Amortization of prior service cost	46	94	74
Special termination benefits	577	—	—
Recognized net actuarial loss	621	77	13

Net expense	2,851	1,356	338

Other benefits:
Service cost	184	356	410
Interest cost	849	901	986
Amortization of prior service cost	(128)	(128)	(134)
Recognized net actuarial gain	(371)	(456)	(323)

Net expense	$534	$673	$939

	2003	2002	2001
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.75%	7.25%	7.25%
Expected long-term return on plan assets	9%	9%	9%
Rate of compensation increase	3.0% - 4.5%	3.0% - 4.5%	3.5% - 4.5%
Other benefits:
Discount rate	6.75%	7.25%	7.25%
Rate of compensation increase	3.5%	4.0%	4.0%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities. These hypothetical rates of return were in excess of 9% in 2003, 2002 and 2001.

        The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category was as follows:

Asset Category	2003	2002
Equity Securities	66%	63%
Debt Securities	33%	36%
Real Estate	—	—
Other	1%	1%

        A pension committee consisting of certain senior management employees administers the Company's defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the pension committee, and subject to liquidity requirements of the plans. The pension committee has set the following asset mix guidelines: equities 20% to 60%; fixed income securities 20% to 50%;

international securities 0% to 10%; private partnerships 0% to 15% and cash or equivalents 0% to 100%.

        The Company expects to contribute $1,452,000 to its defined benefit pension plans and $678,000 to its other postretirement benefit plans in 2004.

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. The Company can elect to make contributions to the plans and, in 2002, the Company contributed $92,000 to one of the plans. No Company contributions were made to these plans in 2003.

        The Company has an Employee Stock Ownership Plan ("ESOP") for non-bargaining salaried employees and for bargaining unit clerical employees of Maui Pineapple Company, Ltd. Effective December 31, 1999, the Company's Board of Directors approved a plan amendment to freeze the ESOP. Accordingly, after 1999, there were no further contributions to the ESOP and no additional employees became participants of the plan. On March 1, 2004, the Company's Board of Directors voted to terminate the ESOP.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were terminated. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2003 and 2002, deferred compensation plan liabilities totaled $2,090,000 and $2,027,000, respectively.

8.     EQUITY COMPENSATION PLANS

        At December 31, 2003, 800,000 shares of the Company's common stock have been authorized for issuance under equity compensation plans. The Company's Stock and Incentive Compensation Plan of 2003 (the "Stock Plan") was approved by its shareholders on December 11, 2003 and includes 500,000 shares of common stock authorized for issuance. The Compensation Committee of the Board of Directors is charged with administering the Stock Plan and, at its discretion can determine the employees, directors and independent contractors to whom awards under this plan will be granted. The vesting requirements, terms of the grants of options or other equity instruments and other terms of the grants generally follow certain guidelines, but can vary by grant according to the discretion of the Committee.

        In October 2003, the Company entered into a non-qualified stock option agreement with the Company's President and Chief Executive Officer under which 200,000 shares of common stock were granted to him in 2003. The term of the options expire ten years from the date of grant and the options will vest and become exercisable over a three-year period from the date of grant.

        At December 31, 2002, there were no compensation plans under which equity securities of the Company were authorized for issuance.

        At December 31, 2003, there were 225,000 stock options outstanding at a weighted average exercise price of $20.59 per share. There were no options exercised, forfeited or expiring in 2003 and there were no options exercisable at year-end 2003. The weighted average grant date fair value of the options granted during 2003 was $9.82 per share. In 2003, the exercise prices of the options on the grant dates were less than the market price of the Company's common stock on the respective grant dates. The fair value of the stock option grants in 2003 on the grant dates was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield -0-, expected volatility 37.5%, risk-free interest rate of 2.2% and expected life of 1.6 years. In 2003, stock-

based compensation resulted in recognition of expense and additional paid in capital of $195,000 for outstanding stock options.

        The Company entered into a restricted stock agreement under which 100,000 shares of restricted common stock were granted to the Company's President and Chief Executive officer in October 2003. The restricted common stock will vest at a rate of 25,000 shares per year from 2004 through 2007, subject to the achievement of certain performance measures. The stock has been issued in the President and Chief Executive Officer's name and he is entitled to vote the stock and receive any dividends that may be paid, but the stock certificate is held in escrow by the Company. At December 31, 2003, there was insufficient evidence to determine whether the restricted shares would vest, and therefore the fair value of the shares was not ascertainable and no compensation expense was recognized for the restricted stock in 2003.

9.     MINORITY INTEREST IN SUBSIDIARY

        In February 1999, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) formed a subsidiary company in Central America and invested $503,000 for a 51% ownership interest in a new pineapple production company. The minority stockholders contributed $460,000. In addition to $663,000 previously contributed, the Company contributed $510,000 and $357,000, in 2003 and 2002, respectively, to the capital of the Central American subsidiary and the minority shareholders contributed proportionately, thus maintaining the ownership interest percentages. As previously mentioned in Note 4, in December 2003, the Company sold substantially all of the assets of the Costa Rican pineapple production company. The minority stockholders' share of the 2003 income was $4,050,000 and the 2002 and 2001 operating losses were not material.

10.   INCOME TAXES

        The components of the income tax provision (benefit) were as follows:

	2003	2002	2001
	(Dollars in Thousands)
Current
Federal	$2,997	$(2,589)	$1,904
State	656	(694)	(256)
Foreign	277	126	—

Total	3,930	(3,157)	1,648

Deferred
Federal	684	(252)	1,594
State	(95)	(97)	198

Total	589	(349)	1,792

Total provision (benefit)	$4,519	$(3,506)	$3,440

        Reconciliation between the total provision and the amount computed using the statutory federal rate of 35% in 2003 and 34% in 2002 and 2001 follows:

	2003	2002	2001
	(Dollars in Thousands)
Federal provision (benefit) at statutory rate	$3,680	$(3,133)	$3,743
Adjusted for
State income taxes, net of effect on federal income taxes	405	(497)	(50)
Federal research credits	(48)	(90)	(177)
Other	482	214	(76)

Total provision (benefit)	$4,519	$(3,506)	$3,440

        Deferred tax assets and liabilities were comprised of the following types of temporary differences as of December 31, 2003 and 2002:

	2003	2002
	(Dollars in Thousands)
Accrued retirement benefits	$9,528	$10,696
Minimum tax credit carryforwards	2,282	6,314
Accrued liabilities	2,369	1,937
Inventory	316	—
Allowance for doubtful accounts	365	250
Net operating loss and tax credit carryforwards	212	1,125

Total deferred tax assets	15,072	20,322

Deferred condemnation proceeds	(6,250)	(6,523)
Property net book value	(5,155)	(6,706)
Income from partnerships	(84)	(1,790)
Pineapple marketing costs	(625)	(837)
Inventory	—	(1,049)
Other	(2,596)	(951)

Total deferred tax liabilities	(14,710)	(17,856)

Net deferred tax asset	$362	$2,466

        A valuation allowance against deferred tax assets as of December 31, 2003 and 2002 is not considered necessary as the Company believes it is more likely than not the deferred tax assets will be fully realized.

        At December 31, 2003, the Company had federal minimum tax credit carryforwards of $2.3 million.

        The Company's federal income tax returns for 1998, 1999 and 2000 are under examination by the Internal Revenue Service. The revenue agent's report on these examinations was issued in February 2004 and has proposed additional taxes totaling $1,049,000. The Company believes that it has substantial authority for the positions it has taken on the returns and will be contesting the proposed adjustments.

        Income before income taxes from foreign sources totaled $4,156,000 and $282,000, in 2003 and 2002, respectively.

11.   INTEREST CAPITALIZATION

        Interest cost incurred in 2003, 2002 and 2001 was $2,695,000, $2,651,000 and $3,502,000, respectively, of which $40,000, $140,000 and $599,000, respectively, were capitalized.

12.   ADVERTISING AND RESEARCH AND DEVELOPMENT

        Advertising expense totaled $1,765,000 in 2003, $1,662,000 in 2002 and $1,901,000 in 2001. Research and development expenses totaled $800,000, in 2003, $1,004,000 in 2002 and $1,073,000 in 2001.

13.   CONCENTRATIONS OF CREDIT RISK

        A substantial portion of the Company's trade receivables results from sales of pineapple products, primarily to food distribution customers in the United States and the United States government. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers. Notes receivable result principally from sales of real estate in Hawaii and are collateralized by the property sold.

14.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Except for certain long-term debt, the carrying amount of the Company's financial instruments approximates fair value. The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.

        The carrying amount of long-term debt at December 31, 2003 and 2002 was $25,874,000 and $45,937,000, respectively, and the fair value was $26,050,000 and $45,367,000, respectively.

15.   BUSINESS SEGMENTS

        The Company's reportable segments are Pineapple, Resort and Commercial & Property. Each segment is a line of business requiring different technical and marketing strategies.

        Pineapple includes growing pineapple, canning pineapple in tin-plated steel containers fabricated by the Company and marketing canned and fresh pineapple products.

        Resort includes the development and sale of real estate, property management and the operation of recreational and retail facilities and utility companies at Kapalua on Maui.

        Commercial & Property includes the Company's investment in Kaahumanu Center Associates, Napili Plaza shopping center and non-resort real estate development, rentals and sales. It includes the Company's land entitlement and land management activities.

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

        The financial results for each of the Company's reportable business segments for 2003, 2002 and 2001 were as follows:

	Pineapple	Resort	Commercial & Property	Other	Consolidated
	(Dollars in Thousands)
2003
Revenues(1)	$105,038	$45,568	$18,037	$23	$168,666

Operating profit (loss)(2)	(921)	(1,169)	13,059	(1,965)	9,004
Interest expense	(1,495)	(593)	(68)	(370)	(2,526)

Income (loss) before income taxes and discontinued operations	(2,416)	(1,762)	12,991	(2,335)	6,478

Depreciation	7,680	4,145	179	180	12,184
Equity in earnings (losses) of joint ventures	47	(20)	12,651	—	12,678
Investment in joint ventures	317	333	—	—	650
Segment assets(3)	81,888	65,543	1,015	13,234	161,680
Expenditures for segment assets	3,916	3,093	284	1,524	8,817
2002
Revenues(1)	$92,528	$49,757	$5,420	$35	$147,740

Operating profit (loss)(2)	(8,502)	2,830	(152)	(1,508)	(7,332)
Interest expense	(1,356)	(554)	(170)	(309)	(2,389)

Income (loss) before income taxes and discontinued operations	(9,858)	2,276	(322)	(1,817)	(9,721)

Depreciation	5,733	4,077	441	821	11,072
Equity in earnings (losses) of joint ventures	62	8	(1,248)	—	(1,178)
Investment in joint ventures	269	320	(12,840)	—	(12,251)
Segment assets(3)	83,021	67,426	10,284	23,464	184,195
Expenditures for segment assets	5,224	2,656	282	3,476	11,638
2001
Revenues(1)	$91,992	$70,078	$3,900	$47	$166,017

Operating profit (loss)(2)	(3,039)	19,757	(1,476)	(1,199)	14,043
Interest expense	(1,682)	(801)	(211)	(126)	(2,820)

Income (loss) before income taxes and discontinued operations	(4,721)	18,956	(1,687)	(1,325)	11,223

Depreciation	5,582	3,690	479	475	10,226
Equity in earnings (losses) of joint ventures	3	6,993	(1,453)	—	5,543
Investment in joint ventures	207	9	(11,518)	—	(11,302)
Segment assets(3)	79,068	72,198	8,051	17,116	176,433
Expenditures for segment assets	4,794	5,415	411	4,599	15,219

(1)
Amounts are principally revenues from external customers. Intersegment revenues and interest revenues were insignificant. Sales to any single customer did not exceed 10% of consolidated revenues. Revenues attributed to foreign countries were $1.1 million, $2.2 million and $1.7 million, respectively, in 2003, 2002 and 2001. Foreign sales are attributed to countries based on the location of the customer.

(2)
"Operating profit (loss)" is total revenues less all expenses except allocated interest expenses and income taxes. Operating profit (loss) included in "Other" is primarily unallocated corporate expenses.

(3)
"Segment assets" are located in the United States, primarily Maui. "Other" assets are corporate and non-segment assets.

16.   CONTINGENCIES AND COMMITMENTS

        In 1996, the County of Maui sued several chemical manufacturers claiming that they were responsible for the presence of a nematocide commonly known as DBCP in certain water wells on Maui. The Company was a Third Party Defendant in the suit as a result of a 1978 agreement for the sale of DBCP to the Company from one of the DBCP manufacturers. In August 1999, settlement of the case was reached. The Company and the other defendants as a group have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future wells if DBCP contamination exceeds specified levels and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. To secure the obligations of the defendants under the settlement agreement, the defendants are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. Adjustments to the reserve in 2001, 2002 and 2003 did not have a material effect on the Company's financial statements. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs.

        A private water company on Maui detected the presence of DBCP and 1-2-3-trichloropropane in the water from wells located on Company property that it is licensed to use. The chemicals are believed to have come from agricultural chemicals that the Company used on pineapple fields in the area. In pre-litigation mediation in January 2004, a memorandum of understanding that outlined terms of a settlement and release of all claims between the private water company, ML&P and a certain chemical manufacturing company was executed. The memorandum of understanding is subject to documentation in a formal, binding settlement agreement and to court approval. Based on the present understanding between the parties, the financial impact to the Company is not expected to be material and no provision has been made in the Company's financial statements.

        In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel's soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Cost of remediation will depend on various alternatives as to use of the property and the method of remediation. Until the Company makes further progress on obtaining proper entitlements for the parcel, the ultimate use of the property remains uncertain and, therefore, an estimate of the remediation cost cannot be made.

        In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

        Premium Tropicals International, LLC ("PTI") is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. The Company is a guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $1 million line of credit used for working capital purposes. Both lines expire on August 31, 2004. At December 31, 2003, there were no amounts drawn under the lines of credit and payment for shipments totaling $1.1 million were secured by the letters of credit.

        The Company, as a partner in various partnerships, may under particular circumstances be called upon to make additional capital contributions.

        At December 31, 2003, the Company had commitments under signed contracts totaling $5,808,000, which primarily relate to pineapple purchase commitments for the Costa Rican operations and to real estate projects. Commitments for pineapple purchases totaling $5.1 million were assumed by a third party on March 1, 2004.

QUARTERLY EARNINGS
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands Except Per Share Amounts)
2003
Total revenues	$35,586	$33,920	$51,282	$48,567
Net sales	25,792	24,494	27,739	35,559
Cost of sales	16,157	16,866	17,807	25,150
Net income (loss)	(626)	(4,032)	9,448	1,207
Net income (loss) per common share	(.09)	(.56)	1.31	.17
2002
Total revenues	$34,531	$31,554	$36,742	$44,914
Net sales	23,690	23,539	28,211	36,649
Cost of sales	15,290	15,727	20,602	27,962
Net income (loss)	776	(2,066)	(2,199)	(2,220)
Net income (loss) per common share	.11	(.29)	(.31)	(.31)

*
Total revenues, net sales and cost of sales for the first three quarters of 2003 and for each quarter in 2002 were restated to conform to the full year 2003 presentation.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Maui Land & Pineapple Company, Inc.

        We have audited the consolidated financial statements of Maui Land & Pineapple Company, Inc. and its subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon, dated March 1, 2004. Our audits also included the financial statement schedule of Maui Land & Pineapple Company, Inc. listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Honolulu, Hawaii
March 1, 2004

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) CHARGED TO OTHER ACCOUNTS (describe)(a)	DEDUCTIONS (describe)(b)	BALANCE AT END OF PERIOD
	(Dollars in Thousands)
Allowance for Doubtful Accounts
2003	$590	$546	$3	$(145)	$994
2002	706	112	5	(233)	590
2001	1,043	245	6	(588)	706

(a)
Recoveries.

(b)
Write off of uncollectible accounts.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. The effectiveness of the Company's disclosure controls and procedures were evaluated as of December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.

(b)
Changes in internal controls. There have been no changes in the Company's internal controls or other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the evaluation was undertaken.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the registrant's executive officers is included in Part I, Item 1. BUSINESS.

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" through "—Certain Transactions" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed on or before April 29, 2004, is incorporated herein by reference.

        The Board of Directors has determined that Director Randolph G. Moore, the Chairman of the Company's Audit Committee, is a financial expert as defined in the Securities and Exchange Commission regulations. He is also independent within the meaning of the American Stock Exchange Company Guide Section 121A.

        The Company has adopted the Maui Land & Pineapple Company, Inc. Policy on Business Ethics and Conflicts of Interest. The policy covers all officers and non-bargaining unit employees of the Company. A copy of the policy will be furnished, free of charge upon written request to: Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: investor.info@mlpmaui.com.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation" and "—Directors' Meetings and Committees" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed on or before April 29, 2004, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed on or before April 29, 2004, is incorporated herein by reference.

        Securities Authorized For Issuance Under Equity Compensation Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,000		$27.74	475,000
Equity compensation plans not approved by security holders	300,000	(1)	$19.70	—

(1)
100,000 shares of restricted stock were issued in December 2003. The shares of restricted stock carry dividend and voting rights, but are escrowed by the Company and their vesting is contingent upon the attainment of certain financial and other performance measures during 2004 through 2007. Options to purchase 200,000 shares of Company common stock were granted in December 2003. One-third of the options will become exercisable in October 2004, and one-twelfth of the options will become exercisable quarterly thereafter for the next eight quarters. These options terminate in October 2013.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under "—Compensation Committee Interlocks and Insider Participation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed on or before April 29, 2004, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Public Accountants" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed on or before April 29, 2004, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    1. Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report are included in Item 8 of this report:

Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets, December 31, 2003 and 2002
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

        (a)    2. Financial Statement Schedules

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries and the Independent Auditors' Report is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001.

        (b)    Reports on Form 8-K

    (1)
    A report on Form 8-K dated November 3, 2003, and filed on November 5, 2003, included item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 12, Results of Operations.

        (c)    Exhibits

        The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 0-6510.

3.	Articles of Incorporation and By-laws.
3 (i)	Restated Articles of Association, as of February 24, 2000. Exhibit 3(i) to Form 10-K for the year ended December 31, 1999.
3.1(i)	Articles of Amendment to Restated Articles of Association, filed December 11, 2003. Exhibit 3.1(i) to Amendment No. 1 to Registration Statement on Form 8-A/A, as filed with the SEC on January 5, 2004.
3 (ii)	Bylaws (Amended as of December 11, 2003). Exhibit 3.1(ii) to Amendment No. 1 to Registration Statement on Form 8-A/A, as filed with the SEC on January 5, 2004.
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
4.1(i)	Amended and Second Restated Revolving Credit and Term Loan Agreement, dated as of December 4, 1998. Exhibit 4.1(i) to Form 10-K for the year ended December 31, 1998.
(ii)	1999 Loan Modification Agreement, dated as of December 30, 1999.
(iii)	2000 Loan Modification Agreement, effective as of June 30, 2000. Exhibit 4 to Form 10-Q for the quarter ended June 30, 2000.
(iv)	Loan Modification Agreement (December 2000), effective as of December 11, 2000. Exhibit 4.1(iv) to Form 10-K for the year ended December 31, 2000.
(v)	Loan Modification Agreement (June 2001), effective as of June 30, 2001. Exhibit 4.1(v) to Form 10-Q for the quarter ended September 30, 2001.
(vi)	Loan Modification Agreement (September 2001), effective as of September 30, 2001. Exhibit 4.1(vi) to Form 10-K for the year ended December 31, 2001.
(vii)	Amended and Third Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 2001. Exhibit 4.1(vii) for Form 10-K for the year ended December 31, 2001.
(viii)	Loan Modification Agreement (December 2002), effective as of December 31, 2002. Exhibit 4.1 (viii) to Form 10-K for the year ended December 31, 2002.

(ix)	Second Loan Modification Agreement, dated March 21, 2003. Exhibit 4.1(ix) to Form 10-K for the year ended December 31, 2002.
(x)	Third Loan Modification Agreement, dated as of August 11, 2003. Exhibit 4.1(x) to Form 10-Q for the quarter ended June 30, 2003.
(xi)*	Fourth Loan Modification Agreement, dated as of December 31, 2003.
4.2(i)
Bridge Loan Agreement between Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 30, 1998. Exhibit 4.2(i) to Form 10-K for the year ended December 31, 1998.
(ii)	Term Loan Agreement between Pacific Coast Farm Credit Services and Maui Land & Pineapple Company, Inc., entered into as of June 1, 1999. Exhibit 4(A) to Form 10-Q for the quarter ended June 30, 1999.
(iii)	Modifications to Term Loan Agreement, dated February 16, 2000. Exhibit 4.2(iii) to Form 10-K for the year ended December 31, 2000.
(iv)	Amendment to Loan Agreement entered into on March 23, 2001 and effective as of December 31, 2000. Exhibit (4)A to Form 10-Q for the quarter ended March 31, 2001.
(v)	Amendment to Loan Agreement, made as of December 31, 2001. Exhibit 4.2(v) for Form 10-K for the year ended December 31, 2001.
(vi)	Fifth Amendment to Term Loan Agreement, entered into on March 18, 2003, and effective as of December 31, 2002. Exhibit 4.2(vi) to Form 10-K for the year ended December 31, 2002.
(vii)	Sixth Amendment to Term Loan Agreement, entered into on July 30, 2003, and effective as of June 29, 2003. Exhibit 4.2(vii) to Form 10-Q for the quarter ended June 30, 2003.
10.	Material Contracts
10.1(i)	Limited Partnership Agreement of Kaahumanu Center Associates, dated June 23, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
(ii)	Cost Overrun Guaranty Agreement, dated June 28, 1993. Exhibit (10)B of Form 10-Q for the quarter ended June 30, 1993.
(iii)	Environmental Indemnity Agreement, dated June 28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
(iv)	Indemnity Agreement, dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
(v)	Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
(vi)	Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
(vii)	Conversion Agreement, dated April 27, 1995. Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
(viii)	Indemnity Agreement, dated April 27, 1995. Exhibit (10)D to Form 8-K, dated as of April 30, 1995.
(ix)*	Amendment No. 2 to Limited Partnership Agreement of Kaahumanu Center Associates, dated December 30, 2002.

(x)*	Letter Agreement dated September 2, 2003, between Maui Land & Pineapple Company, Inc. and Heitman Capital Management LLC, as agent for the Employees' Retirement System of the State of Hawaii.
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
(v)	Executive Severance Plan, as amended through November 6, 1998. Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998.
(vii)	Employment Separation Agreement (Gary L. Gifford, President/CEO), dated April 15, 2003. Exhibit 10.3(x) to Form 10-Q for the quarter ended June 30, 2003.
(viii)*	Employment Agreement effective as of October 6, 2003 by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
(ix)*	Maui Land & Pineapple Company, Inc. Stock Option Agreement for David Cole, dated October 6, 2003.
(x)*	Maui Land & Pineapple Company, Inc. Restricted Share Agreement for David Cole, dated October 6, 2003.
(xi)*	Employment Separation Agreement (Donald A. Young, Executive Vice President/Resort & Commercial Property), dated December 24, 2003.
(xii)*	Independent Consulting Services Agreement (Donald A. Young), effective as of January 1, 2004.
(xiii)*	Employment Separation Agreement (Douglas R. Schenk, Executive Vice President/Pineapple), dated December 30, 2003.
(xiv)*	Independent Consulting Services Agreement (Douglas R. Schenk), effective as of January 1, 2004.
(xv)	Maui Land & Pineapple Company Inc. 2003 Stock and Incentive Compensation Plan. Appendix B to Definitive Proxy Statement, dated November 7, 2003.
10.4(i)	Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
(ii)	Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.

10.5(i)	Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.). Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999.
11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to Consolidated Financial Statements.
21.
Subsidiaries of registrant:
All of the following were incorporated in the State of Hawaii:
Maui Pineapple Company, Ltd.
Kapalua Land Company, Ltd.
Kapalua Advertising Company, Ltd.
Kapalua Water Company, Ltd.
Kapalua Waste Treatment Company, Ltd.
Honolua Plantation Land Company, Inc.
31.*	Rule 13a—14(a) Certifications.
32.*	Section 1350 Certifications
99.	Additional Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
March 25, 2004	By	/s/ DAVID C. COLE David C. Cole President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ DAVID C. COLE David C. Cole Chairman of the Board	Date	March 25, 2004
By	/s/ PAUL J. MEYER Paul J. Meyer Executive Vice President/Finance (Principal Financial Officer)	Date	March 25, 2004
By	/s/ ADELE H. SUMIDA Adele H. Sumida Controller & Secretary (Principal Accounting Officer)	Date	March 25, 2004
By	/s/ JOHN H. AGEE John H. Agee Director	Date	March 17, 2004
By	/s/ RICHARD H. CAMERON Richard H. Cameron Director	Date	March 25, 2004
By	/s/ DAVID A. HEENAN David A. Heenan Director	Date	March 18, 2004
By	/s/ RANDOLPH G. MOORE Randolph G. Moore Director	Date	March 12, 2004
By	/s/ CLAIRE C. SANFORD Claire C. Sanford Director	Date	March 25, 2004
By	/s/ FRED E. TROTTER III Fred E. Trotter III Director	Date	March 25, 2004

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY EARNINGS (unaudited)
PART III
PART IV
SIGNATURES