Form 10-Q
period 2004-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2004-05-11
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       MARCH 31, 2004
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (808)877-3351

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

        Class                      Outstanding at May 4, 2004
Common Stock, no par value              7,295,800 shares









              MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES




                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets,
  March 31, 2004 (Unaudited) and December 31, 2003              3

Condensed Statements of Operations and Retained Earnings,
  Three Months Ended March 31, 2004 and 2003 (Unaudited)        4

Condensed Statements of Comprehensive Income (Loss)
  Three Months Ended March 31, 2004 and 2003 (Unaudited)        5

Condensed Statements of Cash Flows,
  Three Months Ended March 31, 2004 and 2003 (Unaudited)        6

Notes to Condensed Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          12

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                  18

Item 4.  Controls and Procedures                               18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     18

Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                     19









PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED BALANCE SHEETS
                                                 Unaudited
                                                  3/31/04     12/31/03
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $ 10,852    $   7,863
  Accounts and notes receivable                    11,973       24,141
  Inventories                                      11,917       13,263
  Other current assets                              4,554        6,021
    Total current assets                           39,296       51,288

Property                                          253,888      249,038
  Accumulated depreciation                       (156,528)    (153,990)
    Property - net                                 97,360       95,048

Other Assets                                       13,735       15,344
Total                                             150,391      161,680

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       4,074        3,850
  Trade accounts payable                           10,255       12,434
  Other current liabilities                        11,120       11,437
    Total current liabilities                      25,449       27,721

Long-Term Liabilities
  Long-term debt and capital lease obligations     16,256       22,996
  Accrued retirement benefits                      30,162       30,168
  Other long-term liabilities                       4,123        3,921
    Total long-term liabilities                    50,541       57,085

Minority Interest in Subsidiary                       910        5,330

Stockholders' Equity
  Common stock, no par value - 8,000,000 shares
    authorized, 7,195,800 issued and outstanding   12,455       12,455
  Paid-in-capital                                     513          195
  Retained earnings                                62,872       61,354
  Accumulated other comprehensive loss             (2,349)      (2,460)
    Stockholders' equity                           73,491       71,544
Total                                            $150,391    $ 161,680

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
    CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)


                                          Three Months Ended
                                         3/31/04      3/31/03
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $30,257      $24,610
  Operating revenues                      10,242        9,678
  Other revenues                              67          123

Total Revenues                            40,566       34,411

Costs and Expenses
  Cost of goods sold                      17,295       15,851
  Operating expenses                       8,798        8,277
  Shipping and marketing                   4,510        4,569
  General and administrative               7,383        6,306
  Interest                                   377          600
  Equity in losses of joint ventures           5          263

Total Costs and Expenses                  38,368       35,866

Income (Loss) From Continuing Operations
  Before Income Taxes                      2,198       (1,455)
Income Tax Expense (Benefit)                 740         (481)

Income (Loss) From Continuing Operations   1,458         (974)
Income From Discontinued Operations (net
  of income tax expense of $73 and $172)      60          348

Net Income (Loss)                          1,518         (626)

Retained Earnings, Beginning of Period    61,354       55,357

Retained Earnings, End of Period          62,872       54,731

Earnings Per Common Share - Basic and Diluted
  Continuing Operations                      .20         (.14)
  Discontinued Operations                    .01          .05
  Net Income (Loss)                      $   .21       $ (.09)


See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
          CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)



                                           Three Months Ended
                                          3/31/04       3/31/03
                                          (Dollars in Thousands)


Net Income (Loss)                        $ 1,518       $   (626)

Other Comprehensive Income - Foreign
  Currency Translation Adjustment            111              2

Comprehensive Income (Loss)              $ 1,629       $   (624)



See accompanying Notes to Condensed Financial Statements.












       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                           Three Months Ended
                                          3/31/04       3/31/03
                                         (Dollars in Thousands)


Net Cash Provided by (Used in)
  Operating Activities                  $ 14,154      $  (1,063)

Investing Activities
  Purchases of property                   (5,744)        (2,206)
  Proceeds from disposals of property      2.638             36
  Other                                     (776)          (304)

Net Cash Provided by (Used in)
  Investing Activities                    (3,882)        (2,474)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (10,943)        (4,986)
  Proceeds from long-term debt             4,500          8,848
  Distributions to minority interest        (767)            --
  Payment of short-term debt                  --           (920)
  Other                                      (73)           283

Net Cash Provided by (Used in)
  Financing Activities                    (7,283)         3,225

Net Increase (Decrease) in Cash            2,989           (312)

Cash and Cash Equivalents
  at Beginning of Period                   7,863            658

Cash and Cash Equivalents
  at End of Period                       $10,852       $    346

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $398,000 and $634,000 was paid during the three months ended March 31, 2004 and 2003, respectively. Income taxes of $990,000 and $(291,000) were paid (received) during the three months ended March 31, 2004 and 2003, respectively.

See accompanying Notes to Condensed Financial Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2004 and 2003 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $955,000 and $994,000 at March 31, 2004 and December 31, 2003, respectively.

5. Inventories as of March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                            3/31/04    12/31/03

     Pineapple products
        Finished goods                      $ 4,025     $ 6,199
        Work in progress                        858         755
        Raw materials                           996         299
     Real estate held for sale                1,050          --
     Merchandise, materials and supplies      4,988       6,010

     Total Inventories                      $11,917     $13,263


6.   Business Segment Information (in thousands):

                                       Three Months Ended March 31
                                             2004         2003
  Revenues
    Pineapple                             $ 21,772      $ 18,329
    Resort                                  14,387        12,630
    Development                              4,391         2,687
    Commercial & Property                       16           764
    Other                                       --             1
  Total Revenues                            40,566        34,411

  Operating Profit (Loss)
    Pineapple                               (1,419)       (1,999)
    Resort                                   1,172         1,152
    Development                              3,458           636
    Commercial & Property                        8          (220)
    Other (primarily unallocated
      corporate expense)                      (644)         (424)
  Total Operating Profit (Loss)              2,575          (855)
  Interest Expense                            (377)         (600)
  Income Tax (Expense) Benefit                (740)          481
  Income (Loss) - Continuing Operations      1,458          (974)

  Income - Discontinued Operations              60           348

  Net Income (Loss)                       $  1,518       $  (626)

     In 2004, the Company reorganized its reportable business segments and prior year amounts were restated for comparability. The new Development segment is primarily comprised of all of the Company's real estate entitlement, development, construction and sales activity. These activities were previously reported as part of the Resort or the Commercial & Property segment.

     The Resort segment now includes the operation of recreation and retail facilities, utility companies, and property management activities at the Kapalua Resort.

     Revenues and operating profit (loss) reported in the table above for Commercial & Property represent the Company's equity in the income (loss) from Kaahumanu Center Associates (KCA) and other revenues and expenses related to the Company's investment in KCA. In September 2003, Queen Ka`ahumanu Center was sold and in accordance with the partnership agreement, KCA was dissolved. The Company as managing partner is winding up the affairs of KCA. In 2003, the Napili Plaza, the other primary asset of the Commercial & Property, was sold and was classified as a part of discontinued operations. The remaining activities of the Commercial & Property segment, which consisted of land entitlement and management activities, and non-resort land sales and development are now being accounted for and reported in the Development segment.

7.   Discontinued Operations
     In August 2003, the Company sold its Napili Plaza shopping center in West Maui. In December 2003, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and title to all but two parcels of land in Costa Rica was transferred to the buyer. In February 2004, title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company's subsidiary. The Company's pre-tax share of the gain was approximately $700,000, which was offset by operating losses of $560,000. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sale are being reported as discontinued operations, with prior period amounts restated for comparability.

                                        Three Months Ended March 31
                                              2004          2003
                                           (Dollars in Thousands)
  Revenues
      Napili Plaza                         $     --      $    293
      Pineapple subsidiary                    1,837         2,576
      Total                                   1,837         2,869

  Operating Profit
      Napili Plaza                               --            17
      Pineapple subsidiary                      135           535
      Total                                $    135      $    552


8.   Average Common Shares Outstanding
                                         Three Months Ended March 31
                                               2004         2003

   Basic                                    7,195,800     7,195,800
   Diluted                                  7,395,928     7,195,800

      Diluted earnings per share is computed on the assumption that potentially dilutive common shares from stock-based compensation arrangements had been issued.

9. At March 31, 2004 and 2003, the Company did not hold derivative instruments and did not enter into hedging transactions.

10.  Components of Net Periodic Benefit Cost

                            Pension Benefits    Other Benefits
                             2004      2003        2004     2003
                                    (Dollars in Thousands)

 Service cost             $    501  $    457   $     98  $   100
 Interest cost                 726       688        225      236
 Expected return on plan
  assets                      (745)     (714)        --       --
 Amortization of prior
  service cost                  11        11        (33)     (32)
 Amortization of transition
  liability                      6         6         --       --
 Special termination benefits  106        --         55       --
 Recognized actuarial
  (gain) loss                   98       156        (75)     (93)

 Net periodic benefit cost $   703  $    604    $   270  $   211

     The Company expects to contribute $1,400,000 to its defined benefit pension plans in September 2004. Special termination benefits as a result of management changes increased the 2004 net periodic cost for pension benefits and other benefits by $106,000 and $55,000, respectively. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The net periodic cost for postretirement health plans does not reflect any amount associated with a subsidy pursuant to this act because there is insufficient information to determine whether the Company's plans are actuarially equivalent to Medicare Part D under the Act.

11. Contingencies
     Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. Adjustments to the reserve thereto through March 31, 2004 did not have a material effect on the Company's financial statements. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water.

     A private water company on Maui detected the presence of DBCP and 1-2-3-trichloropropane in the water from wells located on Company property that it is licensed to use. The chemicals are believed to have come from agricultural chemicals that the Company used on pineapple fields in the area. In pre-litigation mediation in January 2004, the private water company, ML&P and a certain chemical manufacturing company executed a memorandum of understanding that outlined terms of a settlement and release of all claims. The memorandum of understanding is subject to documentation in a formal, binding settlement agreement and to court approval. Based on the present understanding between the parties, the financial impact to the Company is not expected to be material and no provision has been made in the Company's financial statements.

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

     Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. The Company is a co-guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $250,000 line of credit used for working capital purposes. Both lines expire on August 31, 2004.

     The Company, as a partner in various partnerships, may under particular circumstances be called upon to make additional capital contributions.

     At March 31, 2004, the Company had purchase commitments under signed contracts totaling $1,037,000, which primarily related to real estate projects on Maui.

12. Certain amounts for the prior year have been reclassified to conform to the current year presentation.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     In the first quarter of 2004, some of the Company's significant events and agreements were as follows:

  - The adoption of a new vision and supporting values for the Company and communication of same to all employees through a comprehensive campaign of meetings and publications.
  - A series of public meetings or design charrettes were held to allow the public to participate in developing the concept of a new community to be developed by the Company on its lands in West Maui called "Pulelehua."
  - An agreement was signed with Maui Preparatory Academy whereby the Company will provide approximately 15 acres of land in West Maui for a non-profit college preparatory high school and grade school.
  - The Company purchased approximately ten acres of land at Napilihau adjacent to the Company's West Maui pineapple plantation for $4.4 million. The property is expected to be the location of the Company's future headquarters.


RESULTS OF OPERATIONS

CONSOLIDATED

Overview

     Net income for the first quarter of 2004 was $1.5 million or $.21 per share compared to a net loss of $626,000 ($.09 per share) for the first quarter of 2003. The closing of the sale of a 6.5-acre conservation-zoned parcel at Kapalua in March contributed $2.5 million (after income tax effect) to net income for the first quarter 2004.
     Revenues increased by $6.2 million (18%) to $40.6 million for the first quarter of 2004, compared to $34.4 million for the first quarter of 2003. The Pineapple, Resort and Development segments all contributed to the increase in revenues. Revenues from Commercial & Property operations decreased by $748,000 for the first quarter of 2004 compared to the same period in 2003 because of the sale of the Napili Plaza and the Queen Ka`ahumanu Center in 2003 and the reorganization of the Company's business segments in 2004 (see Notes 6 and 7 to Condensed Financial Statements).

General and Administrative

     Consolidated general and administrative expenses increased by $1.1 million (17%) to $7.4 million for the first quarter of 2004 compared to the first quarter of 2003.

The major components of the increase were as follows ($ in millions):

     Increased employee severance expense     $  1.2
     Decreased professional services            (0.6)
     Other (net)                                 0.5
     Total                                    $  1.1

     Increase in employee severance costs is primarily due to management changes at the corporate level and the continued reduction in force in the Pineapple segment. The decrease in professional services largely reflects expense incurred in 2003 for legal fees and consultant costs related to lawsuits in the Pineapple segment, partially offset by increased costs in 2004 for outside consultants primarily related to the Company's restructuring efforts. The Pineapple segment lawsuits were settled in 2003. Medical insurance premiums increased significantly during the first quarter of 2004 and are included in "other (net)" above.

     General and administrative expense is incurred at the corporate level and in the operating segments. In the first quarter of 2004 and 2003, 80% and 71%, respectively, of corporate general and administrative expense was allocated to the operating segments.

Interest Expense

     Interest expense decreased by $223,000 (37%) to $377,000 for the first quarter of 2004 compared to $600,000 for the first quarter of 2003. The decrease is due to lower average borrowings in 2004; average interest rates were about the same for both periods. Lower average borrowings in the first quarter of 2004 compared to the first quarter of 2003 were due to (1) the debt level at the beginning of 2004 was lower by 46% compared to the beginning of 2003; and (2) positive cash flows in the first quarter of 2004 from operations (see Liquidity and Capital Resources, below).

PINEAPPLE

Overview

     The Pineapple operating segment includes growing, canning and marketing of canned and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Champaka (largely used for canning), Hawaiian GoldTM (usually sold as fresh, whole fruit) and organic pineapple, a new and expanding product sold as fresh whole fruit.

     The Pineapple segment produced an operating loss from continuing operations of $1.4 million in the first quarter of 2004 compared to an operating loss of $2.0 million in the first quarter of 2003. Revenues from Pineapple operations increased by $3.4 million (19%) to $21.8 million for the first quarter of 2004 compared to $18.3 million for the first quarter of 2003.

Canned and Fresh Operations

     The volume of canned pineapple sales increased by approximately 4% and the average sales price increased by approximately 11% in the first quarter of 2004 compared to the first quarter of 2003. These increases were largely attributed to price increases made by the Company and an increase in sales volume to the U.S. government.

     The volume of fresh whole pineapple sales increased by 37% in the first quarter of 2004 compared to the first quarter of 2003, while the average sales price was about the same for both periods. The increased sales volume is attributed to improved operating procedures, which contributed to a more shelf stable and reliable supply of fresh whole pineapple and improved marketing efforts.

     Pineapple cost of sales increased by 20% in the first quarter of 2004 compared to the first quarter of 2003 because of increased costs incurred at the plantations, higher per unit cannery costs, and higher sales volumes. In 2004, the Company is increasing the number of acres planted in Hawaiian GoldTM and organic pineapple. The Company is also increasing emphasis on crop maintenance in order to improve the quality of its products. These costs being incurred at the plantations in 2004 are reflected currently as increased cost of sales even though benefit will be received in future periods because, in accordance with Hawaii industry practice, the Company's costs of growing pineapple are charged to production in the year incurred rather than deferred until the year of harvest. The Company's plan for 2004 includes packing a reduced number of cases of pineapple as compared to 2003, which is the principal reason for higher per unit cannery costs in 2004.

     In the first quarter of 2004, the Company shipped 30% more Hawaiian GoldTM and Champaka fresh pineapple to the U.S. mainland by surface rather than by air. This was possible because of extended shelf life of the fruit due to improved post-harvest practices, and is a key reason for the 4% decrease in Pineapple segment shipping and marketing cost in the first quarter of 2004 compared to the first quarter of 2003.

     Rainfall at the Company's pineapple plantations was higher by approximately 100% to 300% as compared to the average for the last five years. This has resulted in a delay in the Company's pineapple planting schedule and this setback may increase the Pineapple segment's cost for 2004 as scheduling and tonnage are adjusted.

RESORT

Overview

     The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), a 22,000 square foot shopping center, a real estate sales office (Kapalua Realty), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations. The Resort segment also includes the management of several leases, including the ground leases for the land underlying the Kapalua Bay Hotel and the Kapalua, Ritz-Carlton Hotel.

     The Resort segment produced an operating profit of $1.2 million for the first quarters of both 2004 and 2003. Revenues from the Resort segment increased by $1.8 million (14%) to $14.4 million for the first quarter of 2004 compared to $12.6 million for the first quarter of 2003. Increased operating costs and higher allocated general and administrative expenses offset higher revenues in the first quarter of 2004. Rainfall at the Resort during the first quarter of 2004 was up to 300% higher than the average for the prior five years and negatively affected the Resort segment's operating results.

     Operating expense was higher in the first quarter of 2004 largely because of higher wages and higher operating supply expenses. In the second quarter of 2003, a collective bargaining settlement was reached and resulted in increased labor costs to the Company; staffing levels for the Resort operations were generally consistent in the first quarters of 2004 and 2003. Expense for maintenance supplies increased in the first quarter of 2004 because of increased emphasis on the repair and maintenance of facilities. The cost of guest supplies was higher in the first quarter of 2004 primarily because of increased resort activity.

Golf, Villas, and Merchandise Operations

     Revenues from golf operations increased by 8% in the first quarter of 2004 compared to 2003, reflecting a 4% increase in the number of paid rounds and a 4% increase in the average green fee. Merchandise sales increased by 21% due to an increase in the number of visitors to Kapalua and to additional retail floor space with the opening of the Kapalua Collections store at the end of the first quarter of 2003. Revenues from the Kapalua Villas increased by 4%, reflecting a 3-percentage point increase in occupancy coupled with a 2% increase in the average room rates.

     Hotel and condominium room occupancies at Kapalua Resort increased by 14% in the first quarter of 2004 compared to the first quarter of 2003. Occupancies for the same periods for the island of Maui increased by 6% and for the State of Hawaii by 8%. An increase in occupancies at the Resort, and to a lesser extent for Maui in general, largely drives the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues from the hotel ground leases.

DEVELOPMENT

Overview

     The Development segment primarily includes the Company's real estate entitlement, development, construction and sales activities. The Company has approximately 1,500 acres of land that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete.

     In May 2004, the Company received final subdivision approval from the County of Maui for the next phase of Plantation Estates at Kapalua, and is now in the process of registering the project with the State of Hawaii Department of Commerce and Consumer Affairs so that sales can begin. The Company expects that sales and construction of the project will begin in 2004.

     In March 2004, the sale of the custom home at Pineapple Hill
Estates that the Company constructed as part of a joint venture was placed in escrow. The sale is expected to close in May 2004.

     The Development segment reported an operating profit of $3.5 million for the first quarter of 2004 compared to an operating profit of $636,000 for the first quarter of 2003. Revenues from this segment were $4.4 million for the first quarter of 2004 compared to $2.7 million for the first quarter of 2003.

Real Estate Sales

     In the first quarter of 2004, the sale of a 6.5-acre conservation parcel at Kapalua closed escrow and the Development segment recorded operating profit of $3.9 million from this transaction.

     The first quarter of 2003 includes the closing of the sale of 21 lots in the Company's Kapua Village employee subdivision. Kapua Village is a 45-lot employee subdivision developed by the Company. Sales began in December 2002 and were completed in the third quarter of 2003. The first quarter of 2003 also includes the sale of one lot in the Pineapple Hill Estates subdivision at Kapalua. Operating profit for the first quarter of 2003 includes $969,000 and revenues include $2.6 million from these real estate sales.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Reduction

     At March 31, 2004, the Company's total debt including capital leases was $20.3 million, a reduction of $6.5 million from December 31, 2003. In the first quarter of 2004, the following were significant contributors to the reduction of debt:

  - A reduction in the Pineapple segment's trade accounts receivable by $12 million due to sales late in 2003, and because of increased emphasis on timely billing and collection efforts.
  - Cash distributions to the Company from the Costa Rican subsidiary of $2.2 million as a result of the sale of substantially all of the foreign subsidiary's assets in 2003 and 2004.
  - Net cash proceeds to the Company of $4.0 million from the sale of the 6.5-acre land parcel at Kapalua.

Future Cash Outflows

     Capital expenditures in 2004 are expected to be $20.5 million, of which $4.8 million is for the replacement of existing equipment and facilities. In addition, the Company expects to incur approximately $1.9 million for land development planning activities and $1.8 million for highway improvements related to subdivision projects sold in prior years. Contributions to the Company's defined benefit pension plans are expected to be $1.4 million in September 2004. The Company believes that the cash flows from operations and its existing lines of credit will be sufficient to fund these expenditures. At March 31, 2004, the Company had unused short- and long-term credit lines of $21.4 million.

     Construction and sale of the next phase of Plantation
Estates at Kapalua is expected to begin in 2004. To the extent that expenditures for construction precedes the receipt of sales proceeds, the Company estimates that its existing lines of credit will be adequate to fund the construction.

     Typically, during the second and third quarters of the year the Company has increased seasonal cash requirements for its Pineapple operations. On a full-year basis, the Company's Pineapple, Resort and Development operations typically produce net positive cash flows. The Company expects that seasonal cash requirements in 2004 will be funded by existing credit lines.

     This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's belief regarding:

  - the sale and construction of subdivision improvements for the next phase of Plantation Estates at Kapalua;
  -    the cost to remediate certain soils; and
  -    the adequacy of credit facilities and operating cash flows.

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

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first three months of 2004.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The effectiveness of the Company's disclosure controls and procedures were evaluated as of
    March 31, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.

(b) Changes in internal controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no known material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. Certain of the Company's subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     (10) Material Contracts
          A. Employment Separation Agreement (Paul J. Meyer) dated February 13, 2004.

     (31) Rule 13a - 14(a) Certifications

     (32) Section 1350 Certifications

(b)  Reports on Form 8-K

     (1) A report on Form 8-K dated February 12, 2004, and filed on February 18, 2004, included Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 12, Results of Operations.







                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





    May 11, 2004            /S/ PAUL J. MEYER
Date                     Paul J. Meyer
                         Executive Vice President/Finance
                         (Principal Financial Officer)