Form 10-Q
period 2004-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2004-08-13
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       JUNE 30, 2004
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                Commission file number  0-6510

              MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

             HAWAII                           99-0107542
  (State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification No.)

P. O. BOX 187, KAHULUI, MAUI, HAWAII   96733-6687
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

                 Yes  [ x ]   No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                 Yes  [   ]   No  [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Outstanding at August 6, 2004
Common Stock, no par value              7,336,800 shares











               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets,
  June 30, 2004 (Unaudited) and December 31, 2003                3

Condensed Consolidated Statements of Operations and Retained
Earnings, Three Months Ended June 30, 2004 and 2003 (Unaudited)  4

Condensed Consolidated Statements of Operations and Retained
Earnings, Six Months Ended June 30, 2004 and 2003 (Unaudited)    5

Condensed Consolidated Statements of Comprehensive Income
   (Loss) Three Months Ended June 30, 2004 and 2003 (Unaudited)  6

Condensed Consolidated Statements of Comprehensive Income
  (Loss) Six Months Ended June 30, 2004 and 2003 (Unaudited)     6

Condensed Consolidated Statements of Cash Flows,
  Six Months Ended June 30, 2004 and 2003 (Unaudited)            7

Notes to Condensed Consolidated Financial Statements (Unaudited) 8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             15

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                            25

Item 4.  Controls and Procedures                                25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      25

Item 4.  Submission of Matters to a Vote of Security-Holders    26

Item 6.  Exhibits and Reports on Form 8-K                       27

Signatures                                                      28










PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 Unaudited
                                                  6/30/04     12/31/03
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  3,495    $   7,863
  Accounts and notes receivable                     9,897       24,141
  Inventories                                      12,155       13,263
  Other current assets                              5,845        6,021
    Total current assets                           31,392       51,288

Property                                          257,087      249,038
  Accumulated depreciation                       (159,068)    (153,990)
    Property - net                                 98,019       95,048

Other Assets                                       15,508       15,344
Total                                             144,919      161,680


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt and
    capital lease obligations                       4,107        3,850
  Trade accounts payable                            9,291       12,434
  Other current liabilities                         8,916       11,437
    Total current liabilities                      22,314       27,721

Long-Term Liabilities
  Long-term debt and capital lease obligations     15,400       22,996
  Accrued retirement benefits                      30,836       30,168
  Other long-term liabilities                       4,294        3,921
    Total long-term liabilities                    50,530       57,085

Minority Interest in Subsidiary                       631        5,330

Stockholders' Equity
  Common stock, no par value - 8,000,000 shares
      authorized, 7,197,800 and 7,195,800 issued
      and outstanding as of June 30, 2004 and
      December 31, 2003, respectively              12,521       12,455
  Paid-in-capital                                     773          195
  Retained earnings                                60,499       61,354
  Accumulated other comprehensive loss             (2,349)      (2,460)
    Stockholders' equity                           71,444       71,544
Total                                            $144,919    $ 161,680

See accompanying Notes to Condensed Consolidated Financial
Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                          Three Months Ended
                                         6/30/04      6/30/03
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $20,994      $23,083
  Operating revenues                       8,657        8,382
  Other revenues                             373        1,044

Total Revenues                            30,024       32,509

Costs and Expenses
  Cost of goods sold                      13,981       16,400
  Operating expenses                       8,907        8,618
  Shipping and marketing                   3,562        4,332
  General and administrative               6,824        8,715
  Interest                                   275          622
  Equity in losses of joint ventures          --          452

Total Costs and Expenses                  33,549       39,139

Loss From Continuing Operations
  Before Income Taxes                     (3,525)      (6,630)
Income Tax Benefit                         1,178        1,719

Loss From Continuing Operations           (2,347)      (4,911)
Income (Loss) From Discontinued
  Operations (net of income tax expense
 (benefit) of ($53) and $287)                (26)         879

Net Loss                                  (2,373)      (4,032)

Retained Earnings, Beginning of Period    62,872       54,731

Retained Earnings, End of Period          60,499       50,699

Earnings Per Common Share - Basic and
Diluted
  Continuing Operations                     (.33)        (.68)
  Discontinued Operations                     --          .12
  Net Loss                               $  (.33)      $ (.56)


See accompanying Notes to Condensed Consolidated Financial
Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)

                                           Six Months Ended
                                         6/30/04      6/30/03
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $51,251      $47,693
  Operating revenues                      18,899       18,060
  Other revenues                             435        1,160

Total Revenues                            70,585       66,913

Costs and Expenses
  Cost of goods sold                      31,276       32,251
  Operating expenses                      17,705       16,895
  Shipping and marketing                   8,072        8,901
  General and administrative              14,207       15,021
  Interest                                   652        1,222
  Equity in losses of joint ventures          --          708

Total Costs and Expenses                  71,912       74,998

Loss From Continuing Operations
  Before Income Taxes                     (1,327)      (8,085)
Income Tax Benefit                           438        2,200

Loss From Continuing Operations             (889)      (5,885)
Income From Discontinued Operations (net
  of income tax expense of $20 and $459)      34        1,227

Net Loss                                    (855)      (4,658)

Retained Earnings, Beginning of Period    61,354       55,357

Retained Earnings, End of Period          60,499       50,699

Earnings Per Common Share - Basic and
Diluted
  Continuing Operations                     (.12)        (.82)
  Discontinued Operations                     --          .17
  Net Loss                               $  (.12)      $ (.65)


See accompanying Notes to Condensed Consolidated Financial
Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                   COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED)



                                           Three Months Ended
                                          6/30/04       6/30/03
                                          (Dollars in Thousands)


Net Loss                                 $(2,373)      $ (4,032)

Other Comprehensive Income (Loss) - Foreign
  Currency Translation Adjustment             --            (13)

Comprehensive Loss                       $(2,373)      $ (4,045)





                                            Six Months Ended
                                          6/30/04       6/30/03
                                          (Dollars in Thousands)


Net Loss                                 $  (855)      $ (4,658)

Other Comprehensive Income (Loss) - Foreign
  Currency Translation Adjustment            111            (11)

Comprehensive Loss                       $  (744)      $ (4,669)



See accompanying Notes to Condensed Consolidated Financial
Statements.










       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Six Months Ended
                                          6/30/04      6/30/03
                                         (Dollars in Thousands)


Net Cash Provided by Operating
  Activities                             $13,499      $   3,742

Investing Activities
  Purchases of property                   (9,165)        (3,959)
  Proceeds from disposals of property      2,974             30
  Non-refundable deposit (hotel purchase) (2,000)            --
  Other                                   (1,357)          (602)

Net Cash Used in Investing Activities     (9,548)        (4,531)

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (11,692)       (11,974)
  Proceeds from long-term debt             4,500         12,847
  Distributions to minority interest      (1,046)            --
  Payment of short-term debt                  --           (320)
  Other                                      (81)           601

Net Cash Provided by (Used in) Financing
 Activities                               (8,319)         1,154

Net Increase (Decrease) in Cash           (4,368)           365

Cash and Cash Equivalents
  at Beginning of Period                   7,863            658

Cash and Cash Equivalents
  at End of Period                       $ 3,495       $  1,023

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $717,000 and $1,321,000 was paid during the six months ended June 30, 2004 and 2003, respectively.
Income taxes of $1,781,000 and $(288,000) were paid (received) during the six months ended June 30, 2004 and 2003, respectively.

See accompanying Notes to Condensed Consolidated Financial
Statements.







      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,033,000 and $994,000 at June 30, 2004 and December 31, 2003, respectively.

5. Inventories as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                            6/30/04    12/31/03
                                           (Dollars in Thousands)

     Pineapple products
        Finished goods                      $   616     $ 6,199
       Work in progress                       1,176         755
        Raw materials                         2,034         299
     Real estate held for sale                1,128          --
     Merchandise, materials and supplies      7,201       6,010

     Total Inventories                      $12,155     $13,263

   At December 31, 2003, the units in pineapple finished goods inventory are stated at the LIFO base year cost. The decrease in this inventory balance at June 30, 2004 is primarily due to a liquidation of LIFO inventories. The inventory balance is being reduced at the estimated cost of sales per case for the full year, which is higher than the LIFO cost per case.

   The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops).

6.   Hotel Purchase Agreement

   In April 2004, the Company signed an agreement to purchase the Kapalua Bay Hotel, a property that is located on land leased from the Company at the Kapalua Resort. In the second quarter of 2004, the Company made a non-refundable deposit of $2 million, which will be applied against the purchase price. The Company is presently pursuing a number of financing alternatives in connection with the hotel purchase and expects closing of the transaction to occur in the third quarter of 2004.

7.   Business Segment Information (in thousands):


                          Three Months Ended        Six Months Ended
                                June 30                  June 30
                             2004      2003           2004     2003
                                      (Dollars in Thousands)
Revenues
  Pineapple               $16,944   $20,169        $38,716  $38,491
  Resort                   12,026    10,529         26,413   23,159
  Development               1,036     1,015          5,422    3,702
  Commercial & Property        15       816             31    1,580
  Other                         3       (20)             3      (19)
Total Revenues             30,024    32,509         70,585   66,913

Operating Profit (Loss)
  Pineapple                (2,522)   (3,942)        (3,941)  (5,941)
  Resort                     (186)     (777)           986      375
  Development                 (33)     (257)         3,425      379
  Commercial & Property       (10)     (237)            (2)    (457)
  Other (primarily unallocated
      corporate expenses)    (499)     (795)        (1,143)  (1,219)
Total Operating Loss       (3,250)   (6,008)          (675)  (6,863)
Interest Expense             (275)     (622)          (652)  (1,222)
Income Tax Benefit          1,178     1,719            438    2,200

Loss - Continuing
 Operations                (2,347)   (4,911)          (889)  (5,885)

Income (Loss) - Discontinued
  Operations                  (26)      879             34    1,227

Net Loss                  $(2,373)  $(4,032)       $  (855) $(4,658)


     In 2004, the Company reorganized its reportable business segments and prior year amounts were restated for comparability. The new Development segment is primarily comprised of all of the Company's real estate entitlement, development, construction and sales activity. These activities were previously reported as part of the Resort or the Commercial & Property segments. The Resort segment now includes the operation of recreation and retail facilities, utility companies, and property management activities at the Kapalua Resort.

     Beginning in 2004, the operations of the Commercial & Property segment will be nominal. Revenues and operating profit
(loss) reported in the table above for Commercial & Property represent the Company's equity in the income (loss) from Kaahumanu Center Associates (KCA) and other revenues and expenses related to the Company's investment in KCA. In September 2003, Queen Ka`ahumanu Center was sold, and in accordance with the partnership agreement, KCA was dissolved. The Company as managing partner is winding up the affairs of KCA. In 2003, the Napili Plaza, the other primary asset of the Commercial & Property segment, was sold and was classified as a part of discontinued operations. The remaining activities of the Commercial & Property segment, which consisted of land entitlement and management activities, and non-resort land sales and development, are now being accounted for and reported in the Development segment.

8.   Discontinued Operations
     In August 2003, the Company sold its Napili Plaza shopping center in West Maui. In December 2003, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. In February 2004, title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company's subsidiary. The Company's pre-tax share of the gain was approximately $700,000, which was offset by operating losses of $650,000. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sale are being reported as discontinued operations, with prior period amounts restated for comparability.

                          Three Months Ended         Six Months Ended
                                June 30                  June 30
                             2004      2003           2004     2003
                                      (Dollars in Thousands)
Revenues
  Napili Plaza            $    --   $   274        $    --   $  567
  Pineapple subsidiary        (97)    3,707          1,740    6,283
  Total                       (97)    3,981          1,740    6,850

Income (Loss) Before Taxes
  Napili Plaza                  2        --              2       17
  Pineapple subsidiary        (81)    1,166             52    1,669
  Total                       (79)    1,166             54    1,686

9.   Average Common Shares Outstanding Used to Compute Earnings
Per Share

                         Three Months Ended          Six Months Ended
                               June 30                   June 30
                            2004      2003            2004     2003

  Basic                  7,195,822  7,195,800      7,195,811  7,195,800
  Diluted                7,195,822  7,195,800      7,195,811  7,195,800

     Potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts for the three months and six months ended June 30, 2004. The potentially dilutive common shares were 219,483 and 210,464, for the three months and six months ended June 30, 2004, respectively.

9. At June 30, 2004 and 2003, the Company did not hold derivative instruments and did not enter into hedging transactions.

10.  Components of Net Periodic Benefit Cost

                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                               2004      2003           2004     2003
                                     (Dollars in Thousands)
Pension Benefits
Service cost                  $  501   $  457        $ 1,002  $   914
Interest cost                    726      688          1,452    1,376
Expected return on plan assets  (745)    (714)        (1,490)  (1,428)
Amortization of prior service
  cost                            11       11             22       22
Amortization of transition
  liability                        6        9             12       18
Special termination benefits      --      315            106      315
Recognized actuarial loss         98      156            196      312

Net expense                   $  597   $  922        $ 1,300  $ 1,529

Other Benefits
Service cost                  $   98   $  100        $   196  $   200
Interest cost                    225      236            450      472
Amortization of prior service
  cost                           (33)     (32)           (66)     (64)
Special termination benefits      --       15             55       15
Recognized actuarial (gain)      (75)     (93)          (150)    (186)

Net expense                   $  215   $  226        $   485  $   437

     The Company expects to contribute $1,400,000 to its defined benefit pension plans in September 2004. Special termination benefits for pension benefits and other benefits relate to management changes in 2004 and 2003. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The net periodic cost for postretirement health plans does not reflect any amount associated with a subsidy pursuant to this Act because there is presently insufficient information to determine whether the Company's plans are actuarially equivalent to Medicare Part D under the Act.

11.  Contingencies
     Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. Adjustments to the reserve through June 30, 2004 did not have a material effect on the Company's financial statements. The Company is presently not aware of any plans by the County of Maui to drill any water wells in areas affected by agricultural chemicals. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Therefore, while it is likely that the County of Maui will at sometime in the future drill additional wells, the possible cost to the Company depends on many factors, including, the location of the well, the availability of suitable alternative sites and ultimately, whether or not the contaminant DBCP is found in the water. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

     A private water company on Maui detected the presence of DBCP and 1-2-3-trichloropropane in the water from wells located on Company property that it is licensed to use. The chemicals are believed to have come from agricultural chemicals that the Company used on pineapple fields in the area. In pre-litigation mediation in January 2004, the private water company, ML&P and a certain chemical manufacturing company executed a memorandum of understanding that outlined terms of a settlement and release of all claims. The memorandum of understanding was subject to documentation in a formal, binding settlement agreement and to court approval. In June 2004, the parties executed a final settlement agreement, which has been submitted to the court for approval. If the court approves the agreement, the terms of the settlement will not have a material financial impact on the Company's financial statements.

     In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel's soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost to the Company range from -0- to $3.5 million.
If the property were ultimately developed for sale, any remediation cost would be capitalized as part of the project cost. At June 30, 2004, it was not probable that a liability for remediation cost had been incurred.

     In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

     Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. In the second quarter of 2004, PTI began to wind down its operations and the joint venture is expected to be dissolved by the end of 2004. The Company is a co-guarantor of a $3 million line of credit, which supports letters of credit to be issued on behalf of PTI for import trading purposes and a $250,000 line of credit used for working capital purposes. Both lines expire on August 31, 2004.

     At June 30, 2004, the Company had purchase commitments under signed contracts totaling $11,499,000, which primarily related to real estate projects on Maui.

12.  Reclassifications
    Certain amounts for the prior year have been reclassified to conform to the current year presentation.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     In the second quarter of 2004, significant events and agreements included:

  - A purchase and sale agreement for the purchase of the Kapalua Bay Hotel was executed. Closing of the sale is expected in the third quarter of 2004.
  - An engineering design firm was engaged to develop a conceptual design of a new multi-client processing facility that is expected to replace the present pineapple cannery and provide a food-processing facility for other local farmers.
  - An internship program with the Earth University, University of Hawaii and the Company began. Visiting scholars are now working on agricultural research relating to soil nutrification, bio fuels and nutrient recapture.
  - Three industrial lots on Oahu were purchased and exchanged for a 223-acre land parcel that was owned by the State of Hawaii and is located adjacent to the Company's proposed Kapalua Mauka project.
  - $500,000 was invested in the Hawaii Superferry venture in the form of Series A convertible preferred stock. The ferry, which is scheduled to be in operation in 2006, may play a key role in the development of the Company's agricultural businesses by providing an alternative mode of transportation within the islands of Hawaii.
  - In June 2004, construction of the infrastructure improvements for the next phase of Plantation Estates at Kapalua began. In July 2004, the Company received final map and registration approvals from the State of Hawaii and on July 14, 2004, sales of the project commenced.

RESULTS OF OPERATIONS

CONSOLIDATED

Overview

     The Company reported a net loss of $2,373,000 ($.33 per share) for the second quarter of 2004 compared to a net loss of $4,032,000 ($.56 per share) for the second quarter of 2003. For the first half of 2004, the Company incurred a net loss of $855,000 ($.12 per share) compared to a net loss of $4,658,000 ($.65 per share) for the first half of 2003. The reduction in net loss for the second quarter and first half of 2004 reflected improved operating results from all of the Company's business segments, as well as reduced general and administrative expenses, shipping and marketing expense and interest expense. During the first half of 2004, the Company sold a 6.5-acre conservation-zoned parcel at Kapalua, which contributed $2.5 million to net income for the first half of 2004.

     Revenues for the second quarter of 2004 decreased by $2.5 million (8%) to $30.0 million compared to $32.5 million for the second quarter of 2003. Reduced revenues from the Pineapple and Commercial & Property segments were partially offset by increased revenues from the Resort segment.

     Revenues for the first half of 2004 increased by $3.7 million (6%) to $70.6 million, compared to $66.9 million for the same period in 2003. Increased revenues from the Pineapple, Resort and Development segments more than offset decreased revenues from the Commercial & Property segment.

     In 2004, there were no active operations in the Commercial & Property segment. Revenues from Commercial & Property operations decreased by $801,000 for the second quarter of 2004 and $1,549,000 for the first half of 2004 compared to the same periods in 2003 because of the sale of the Napili Plaza and the Queen Ka`ahumanu Center in 2003 and the reorganization of the Company's business segments in 2004 (see Notes 7 and 8 to Condensed Financial Statements).

General and Administrative

     Consolidated general and administrative expenses decreased by $1.9 million (22%) to $6.8 million compared to $8.7 million for the second quarter of 2003. For the first six months of 2004 general and administrative expenses decreased by $814,000 (5%) to $14.2 million, compared to $15.0 million for the first six months of 2003.

     The major components of the change for the second quarter and first half of 2004 compared to the same periods in 2003 were as follows ($ in millions):

                                      Second Quarter
                                  2004      2003      inc (dec)
   Decreased employee severance
    expense                    $   0.4   $   1.7   $  (1.3)
   Decreased professional
    services                       0.8       1.4      (0.6)
   Increased medical insurance     1.2       0.9       0.3
   Other (net)                     4.4       4.7      (0.3)
   Total                       $   6.8   $   8.7   $  (1.9)

                                        First Half
                                  2004      2003      inc (dec)
   Decreased employee severance
    expense                    $   1.5   $   1.7   $  (0.2)
   Decreased professional
    services                       1.5       2.7      (1.2)
   Increased medical insurance     2.3       1.9       0.4
   Other (net)                     8.9       8.7       0.2
   Total                       $  14.2   $  15.0   $  (0.8)


     Employee severance expense for the first half of 2004 was approximately the same as the first half of 2003. The reduction in severance expense for the second quarter of 2004 primarily relates to management changes at the corporate level in the second quarter of 2003. The decrease in professional services largely reflects expenses incurred in 2003 for legal fees and consultant costs related to lawsuits in the Pineapple segment, partially offset by increased costs in 2004 for outside consultants primarily related to the Company's restructuring efforts and new business initiatives. The Pineapple segment lawsuits were settled in 2003.

     General and administrative expense is incurred at the corporate level and in the operating segments. In the second quarter and first half of 2004 and 2003, 80% and 71%, respectively, of corporate general and administrative expense was allocated to the operating segments.

Interest Expense

     Interest expense decreased by $347,000 to $275,000 for the second quarter of 2004 compared to $622,000 for the second quarter of 2003. For the first six months of 2004, interest expense decreased by $570,000 to $652,000, compared to $1,222,000 for the first six months of 2003. The decrease is due to lower average borrowings in 2004; average interest rates for both the second quarter and the first half of 2004 were higher than the same periods in 2003. Lower average borrowings in 2004 compared to 2003 were due to (1) the debt level at the beginning of 2004 was lower by 46% compared to the beginning of 2003; and (2) positive cash flows in the first half of 2004 from operations (see Liquidity and Capital Resources, below).

PINEAPPLE

Overview

     The Pineapple operating segment includes growing, packing and processing, and marketing of canned and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Champaka (largely used for canning), Hawaiian GoldTM (usually sold as fresh, whole fruit) and organic pineapple, a new product sold as fresh whole fruit. In recent years, the Company has begun to shift its pineapple operations away from the production of canned products to a higher level of fresh fruit production. The fresh fruit market is a year around business, and, the Company has begun to change its agronomic practices in an effort to have available a more consistent supply of fruit throughout the year. In 2004, the Company expects to continue the transition of its pineapple operations with an emphasis on the fresh fruit market.

     The Pineapple segment produced an operating loss from continuing operations of $2.5 million in the second quarter of 2004 compared to an operating loss of $3.9 million in the second quarter of 2003. Revenues from Pineapple operations decreased by $3.2 million (16%) to $16.9 million for the second quarter of 2004 compared to $20.1 million for the second quarter of 2003.

     For the first six months of 2004, the Pineapple segment incurred an operating loss of $3.9 million compared to an operating loss of $5.9 million for the first six months of 2003. Pineapple segment revenues for the first six months of 2004 increased by $225,000 to $38.7 million compared to $38.5 million for the first six months of 2003. Pineapple revenues for the second quarter and first six months of 2003 includes $850,000 of non-recurring revenues related to the settlement of a lawsuit.

Canned and Fresh Operations

     During the second quarter of 2004, the Company made the decision to delay the harvest of certain pineapple fields for up to three months in an effort to maximize crop yields (tons of fruit harvested per acre). This decision reduced the availability of fruit for both canning and fresh whole pineapple sales and contributed to the sales volume decrease for the second quarter of 2004.

     The volume of canned pineapple sales decreased by approximately 23% for the second quarter of 2004 and 10% for the first six months of 2004 as compared to the same periods in 2003. The average sales price of canned pineapple increased by approximately 12% for both the second quarter and the first half of 2004 compared to the same periods in 2003. In June 2003, March 2004 and June 2004 the Company implemented price increases covering most of its canned pineapple lines.

     The decline in volume of canned pineapple sales caused by the delay of harvested tonnage to the third quarter of 2004 in an effort to maximize crop yields and by the Company's transition to produce more fresh fruit, was partially offset by the increase in sales volume to the U.S. government. Sales to the U.S. government represented approximately 21% of net canned pineapple sales in the second quarter of 2004 and 29% in the first six months of 2004, compared to 6% of net canned pineapple sales for the same periods in 2003.

     The sale of fresh whole pineapple represented approximately 27% of net pineapple sales for the second quarter of 2004 compared to 25% for the second quarter of 2003. For the first half of 2004, the sale of fresh whole pineapple represented approximately 24% of net pineapple sales compared to 22% for the first half of 2003.

     The volume of fresh whole pineapple sales decreased by 10% in the second quarter of 2004 compared to the second quarter of 2003; the average sale price for fresh whole pineapple was approximately 3% higher in the second quarter of 2004. For the first six months of 2004, the volume of fresh pineapple sales increased by 9% and the average sales price increased by approximately 1% compared to the first six months of 2003. The decline in sales volume for the second quarter of 2004 was primarily the result of the delay in harvested tonnage. For the first half of 2004, the increased sales volume reflects improved sales and marketing efforts and revised operating procedures, which contributed to a more reliable supply of fresh whole pineapple with a greater shelf life quality.

     Pineapple cost of sales decreased by 16% in the second quarter of 2004 compared to the second quarter of 2003 principally because of lower sales volume of canned pineapple products. For the first half of 2004, Pineapple segment cost of sales increased by approximately 1% because the higher volume of fresh pineapple sales and higher average cost of sales per case more than offset lower sales volume of canned pineapple.

     The average per unit cost of sales is higher in 2004 because of increased costs incurred at the plantations and higher per unit cannery costs. In 2004, the Company is increasing the number of acres planted in Hawaiian GoldTM and organic pineapple. The Company is also increasing emphasis on crop maintenance and seed development in an effort to improve the quality and yield of its products in the future. The Company's plan for 2004 includes packing a reduced number of cases of pineapple as compared to 2003, which is the principal reason for higher per unit cannery costs in 2004.

     Rainfall at the Company's pineapple plantations, particularly in the first 5 months of 2004, increased by as much as 300% as compared to the average for the last five years. This has resulted in a delay in the Company's pineapple planting schedule. The Company estimates that it will still be able to compensate for the delay in planting before the end of 2004; however, this setback is expected to increase the Pineapple segment's cost for 2004 by approximately $250,000, as scheduling and tonnage are adjusted.

     Pineapple shipping and marketing costs decreased by approximately $1 million for both the second quarter and the first six months of 2004 compared to the same periods in 2003. Aside from the lower sales volumes discussed above, the reduction in shipping costs was due to greater use of surface shipment to the West Coast for the Company's fresh pineapple. In the second quarter and first six months of 2004, the Company shipped over 50% of its Hawaiian GoldTM and Champaka fresh pineapple to the U.S. mainland by surface rather than by air. For the same periods in 2003, the Company shipped about 30% of its fresh whole pineapple by surface. The increased use of surface shipment, which is substantially less costly, was possible in 2004 partially because of the extended shelf life of the fruit resulting from improved post-harvest practices. The increased use of surface shipment reduced the average per unit fresh fruit shipping cost in the second quarter and first half of 2004 by 23% and 16%, respectively.

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

     The Resort segment produced an operating loss of $186,000 for the second quarter of 2004, compared to an operating loss of $777,000 for the second quarter of 2003. Revenues from the resort segment increased by $1.5 million (14%) to $12.0 million compared to $10.5 million for the second quarter of 2003.

     For the first half of 2004, the Resort segment produced an operating profit of $986,000 compared to an operating profit of $375,000 for the first half of 2003. Revenues for the first half of 2004 increased by $3.2 million (14%) to $26.4 million compared to $23.2 million for the first half of 2003.

     The improved results for the second quarter and the first half of 2004 in large part reflect increased hotel and villa room occupancies at Kapalua. An increase in occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drives the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues from the hotel ground leases. Hotel and condominium room occupancies at Kapalua Resort increased by 12 and 10 percentage points, respectively in the second quarter and first six months of 2004, compared to the same periods in 2003. For the first six months of 2004 occupancies for the island of Maui increased by 5 percentage points and for the State of Hawaii by 10 percentage points, compared to the same period in 2003.

     Increased costs and expenses in the Resort segment for the second quarter and first half of 2004 were largely commensurate with the increased level of activity at the resort. In the second quarter of 2003, a collective bargaining settlement was reached with the Company's golf maintenance employees and resulted in increased labor cost. In March 2004, a collective bargaining labor agreement for the Company's golf services personnel was ratified, resulting in additional operating costs.

     Rainfall at the Resort through the first five months of 2004 was up to 300% higher than the average for the prior five years and negatively affected some of the Resort segment's operating results.

Golf, Merchandise, Villas and Realty Operations

     Revenues from golf operations increased by 7% for both the second quarter and the first six months of 2004 compared to the same periods in 2003. The number of paid rounds of golf increased by approximately 5% for both the second quarter and the first half of 2004 compared to the second quarter and first half of 2003. Increased golf operations revenues also reflects higher average green fees of approximately 2% for the second quarter and 3% for the first half of 2004 compared to the same periods in 2003.

     Merchandise sales increased by 21% for both the second quarter and the first half of 2004 compared to the same periods in 2003 due primarily to the increased number of visitors to Kapalua and to additional retail floor space with the opening of the Kapalua Collections store at the end of the first quarter of 2003.

     Revenues from the Kapalua Villas increased by 23% and 12%, respectively, for the second quarter and first half of 2004 compared to the same periods in 2003, reflecting both increased occupancies and increased room rates. Occupied rooms at the Kapalua Villas increased by approximately 21% and 9%, respectively, for the second quarter and first six months of 2004 compared to the same periods in 2003. Average room rates at the Kapalua Villas were marginally higher in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003.

     Kapalua Realty's commission income from the resale of residential units in the Resort more than doubled in the second quarter and first half of 2004 compared to the same periods in 2003. These increases reflect an increase in the number of residential units being resold and an increase in the average price of the transactions.

DEVELOPMENT

Overview

     The Development segment primarily includes the Company's real estate entitlement, development, construction and sales activities. The Company has approximately 1,500 acres of land that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

     In May 2004, the Company received State Land Use Commission approval to change the zoning for Kapalua Mauka from agricultural to urban and rural. The Company anticipates receiving County of Maui zoning and community plan approval in early 2005.

     In June 2004, the Company submitted an application to the County of Maui for preliminary subdivision approval for the final phase of Plantation Estates at Kapalua. This phase will consist of 22 agricultural lots ranging from three to 36 acres, which as with the phase currently in construction, the Company expects that it will offer a managed agricultural program to its buyers.

     In July 2004, the Company received final map and registration approvals from the State of Hawaii for the next phase of Plantation Estates at Kapalua and sales of the project commenced on July 14, 2004. This subdivision consists of 25 agricultural lots ranging from three to 15 acres, with sales prices ranging from $895,000 to $3.2 million. These sales are expected to begin closing in August of 2004; the sales proceeds received will be recorded as deferred revenues pending completion of the subdivision offsite improvements. Revenues will be recognized on the percentage-of-completion method as the offsite improvements are completed. Construction of the subdivision improvements began in June 2004.

     The Development segment reported an operating loss of $33,000 for the second quarter of 2004 compared to an operating loss of $257,000 for the second quarter of 2003. Revenues from this segment were $1.0 million in second quarters of both 2004 and 2003.

     For the first half of 2004, the Development segment reported an operating profit of $3.4 million compared to an operating profit of $379,000 for the first half of 2003. Revenues from this segment increased by $1.7 million in the first half of 2004 to $5.4 million compared to $3.7 million in the first half of 2003.

Real Estate Sales

     Operating profit for the second quarter and first half of 2004 includes $506,000 and $4.5 million, respectively, from the sale of real estate. In May 2004, the sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture closed escrow resulting in revenues of $810,000 to the Company. In March 2004, the sale of a 6.5-acre conservation parcel at Kapalua closed escrow resulting in revenues of $4.3 million.

     The second quarter and first half of 2003 includes the sale of 10 and 31 lots, respectively, in the Company's Kapua Village employee subdivision. Kapua Village is a 45-lot employee subdivision developed by the Company. Sales began in December 2002 and were completed in the third quarter of 2003. The first half of 2003 also includes revenues of $655,000 from the sale of one lot in the Pineapple Hill Estates subdivision at Kapalua.
The operating loss for the second quarter of 2003 includes $310,000 operating profit from these real estate sales; operating profit for the first half of 2003 includes $1.3 million operating profit from these real estate sales.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Reduction

     At June 30, 2004, the Company's total debt, including capital leases, was $19.5 million, a reduction of $7.3 million from December 31, 2003. In the first half of 2004, the following contributed to the reduction of debt:

  - A reduction in the Pineapple segment's trade accounts receivable by $14 million due to higher than average sales late in 2003, and from an increased emphasis on timely billing and collection efforts.
  - Cash distributions to the Company from the Costa Rican subsidiary of $2.5 million as a result of the sale of substantially all of the foreign subsidiary's assets in 2003 and 2004.
  - Net cash proceeds to the Company of $5.0 million from the sale of new real estate product at Kapalua, including the 6.5-acre conservation-zoned land parcel.

Operating Cash Flows

     Operating activities for the first six months of 2004 provided $13.5 million of net cash flows. For the first six months of 2003, operating activities provided $3.7 million of net cash flows. By business segment, these cash flows were approximately as follows ($ in millions):

                         Six Months Ended June 30,
                               2004         2003

  Pineapple                 $  11.5      $  3.6
  Resort                        3.6         3.2
  Development                   4.4         1.7
  Corporate, Interest,
   Taxes & Other               (6.0)       (4.8)
       Total                $  13.5      $  3.7

     The variation in cash flows from Pineapple operating activities between the first six months of 2004 and the comparable period in 2003 is primarily the result of:

  - A newly implemented accounting system as of January 2003, resulted in a backlog of invoicing and collections of pineapple sales. Although the backlog was at reduced at June 30, 2003, some delays continued.
  - For the first six months of 2004, the reduction in Pineapple trade accounts receivable contributed $14 million to cash flows from operating activities compared to $3 million for the first six months of 2003.
  - Higher than normal rainfall in 2004 has resulted in a delay in planting and mulching and, therefore, less cash has been expended in the first six months of 2004 for labor and materials for planting and mulching operations.

Non-Recurring Investing Cash Outflows

    Cash used in investing activities for the first six months of 2004 includes the following non-recurring transactions:

  - $3.9 million for the purchase of ten acres in West Maui expected to be used for the Company's future headquarters was paid in January 2004;
  - $1.9 million was expended in June 2004 for the purchase of three industrial lots on Oahu, which were exchanged with the State of Hawaii for 223 acres at Kapalua located adjacent to the Company's Kapalua Mauka project;
  - $2,000,000 non-refundable deposit by the Company for the purchase of the Kapalua Bay Hotel was paid in May and June of 2004;
  - $500,000 was invested in Series A preferred convertible stock of the Hawaii Superferry venture in May 2004; and
  - Cash distributions totaling $5.4 million were paid to the minority shareholders of the Company's Costa Rican subsidiary.

Future Cash Outflows

     In the second quarter of 2004, the Company signed an agreement to purchase the Kapalua Bay Hotel. The Company is presently pursuing a number of financing alternatives in in an effort to fund the purchase of the hotel anticipated to occur in the third quarter of 2004, and future investment in the property.

     Capital expenditures in 2004 are expected to be $20.0 million, of which $4.8 million is for the replacement of existing equipment and facilities. In addition, the Company expects to incur approximately $1.8 million for highway improvements related to subdivision projects sold in prior years. Contributions to the Company's defined benefit pension plans are expected to be $1.4 million in September 2004. The Company believes that the cash flows from operations and its existing lines of credit will be sufficient to fund these expenditures. At June 30, 2004, the Company had unused short- and long-term credit lines of $21.4 million.

     Construction of the next phase of Plantation Estates at Kapalua began in June 2004 and sale of the lots began in July 2004. The closings of some of the sales are expected to precede the construction of the improvements and the Company will be able to use the sales proceeds to fund construction of the improvements, which are expected to cost approximately $10 million. To the extent that expenditures for construction precedes the receipt of sales proceeds, the Company estimates that its existing lines of credit will be adequate to fund the construction.

     Cash outflow for the Pineapple segment's plantation and cannery operations is expected to be 38% higher in the second half of 2004 compared to the first half of the year, largely as a result of planting, mulching and harvesting delays discussed in the preceding sections. On a full-year basis, the Company's Pineapple, Resort and Development operations typically produce net positive cash flows. The Company expects that any short-term cash requirements in 2004 will be funded by existing credit lines.

     This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided in an effort to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's expectation as to obtaining suitable financing and the closing of the purchase of the Kapalua Bay Hotel; the Company's expectation as to a new multi-client processing facility to replace the present pineapple cannery and provide a food-processing facility for other local farmers; the operation of the Hawaii Superferry in 2006; the Company's expectation regarding the transition of its pineapple operations to put greater emphasis on fresh fruit; the Company's estimate as to being able to compensate for planting delays caused by increased rainfall in the first 5 months of 2004; receiving County of Maui zoning and community plan approval of the Kapalua Mauka project in early 2005; and the Company's expectations as to cash flows and the adequacy of existing lines of credit. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's Annual Report to Shareholders and Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first six months of 2004.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The effectiveness of the Company's disclosure controls and procedures were by evaluated by management as of June 30, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information that should be disclosed in this report.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security-Holders

     On May 3, 2004, the annual meeting of the Company's shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 10, 2004, the record date of the annual meeting, was 7,295,800.

The results of the voting were as follows:

Election of Class Two Directors for a three-year term:

                           Shares Voted For         Shares
  Withheld

Thomas M. Gottlieb             4,879,126           1,629,303
David A. Heenan                4,879,291           1,629,138
Kent T. Lucien                 4,878,835           1,629,594

Election of Class Three Director for a one-year term:

                           Shares Voted For         Shares
  Withheld

Duncan MacNaughton             4,878,835           1,629,594

Election of the firm Deloitte & Touche LLP as auditor of the Company for the fiscal year 2004:

Shares votes for:              6,449,351
Shares voted against              55,992
Shares abstained:                  3,086

There were no broker non-votes on any matter voted upon at the meeting.

The terms of the following members of the Company's Board of Directors continued after the annual meeting: David C. Cole, Randolph G. Moore, Fred E. Trotter III, Richard H. Cameron, and
John H. Agee.

Item 6.   Exhibits and Reports on Form 8-K

(a)            Exhibits
     (4)  Instruments Defining the Rights of Security Holders.
          Seventh Amendment to Term Loan Agreement, entered into on June 1, 2004, between American AgCredit, FLCA and
          Maui Land & Pineapple Company, Inc.

     (10) Material Contracts
          (A) Kapalua Bay Hotel & Villas, Purchase and Sale Agreement and Escrow Instructions, Between YCP Kapalua L.P. and YCP Kapalua Operator, Inc., collectively, as Seller, and Maui Land & Pineapple Company, Inc. as Purchaser, as of April 30, 2004.
          (B) Summary of Terms of Consulting Agreement Between Maui Land & Pineapple Company, Inc. and Director Thomas M. Gottlieb, effective as of June 15, 2004.

      (31) Rule 13a - 14(a) Certifications

      (32)      Section 1350 Certifications

(b)  Reports on Form 8-K

    (1)  A report on Form 8-K dated April 27, 2004, and filed on
      May 7, 2004, included Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 12, Results of
      Operations.








                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





August 13, 2004          /S/ FRED W. RICKERT
Date                     Fred W. Rickert
                         Acting Chief Financial Officer
                         (Principal Financial Officer)