Form 10-Q
period 2004-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2004-11-12
CIK 63330

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     SEPTEMBER 30, 2004
                                OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                Commission file number  0-6510

              MAUI LAND & PINEAPPLE COMPANY, INC.
     (Exact name of registrant as specified in its charter)

          HAWAII                              99-0107542
    (State or other jurisdiction     (IRS EmployerIdentification No.)
of incorporation or organization)

P. O. BOX 187, KAHULUI, MAUI, HAWAII   96733-6687
(Address of principal executive offices)

Registrant's telephone number, including area code:  (808) 877-3351

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

        Class                   Outstanding at November 5, 2004
Common Stock, no par value              7,384,550 shares



               MAUI LAND & PINEAPPLE COMPANY, INC.
                        AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets,
  September 30, 2004  and December 31, 2003 (Unaudited)         3

Condensed Consolidated Statements of Operations and Retained
Earnings,
  Three Months Ended September 30, 2004 and 2003 (Unaudited)    4

Condensed Consolidated Statements of Operations and Retained
Earnings,
  Nine Months Ended September 30, 2004 and 2003 (Unaudited)     5

Condensed Consolidated Statements of Comprehensive Income (Loss),
   Three Months Ended September 30, 2004 and 2003 (Unaudited)   6

Condensed Consolidated Statements of Comprehensive Income (Loss),
  Nine Months Ended September 30, 2004 and 2003 (Unaudited)     6

Condensed Consolidated Statements of Cash Flows,
 Nine Months Ended September 30, 2004 and 2003 (Unaudited)      7

Notes to Condensed Consolidated Financial Statements (Unaudited)8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            17

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk                                                           28

Item 4.  Controls and Procedures                               28

PART II.  OTHER INFORMATION

Item 5.  Other Information                                     30

Item 6.  Exhibits                                              30

Signatures                                                     31


PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                  9/30/04     12/31/03
                                                 (Dollars in Thousands)
                                ASSETS
Current Assets
  Cash and cash equivalents                      $  3,691    $   7,863
  Accounts and notes receivable                    13,804       24,141
  Inventories                                      18,747       13,263
  Other current assets                              6,712        6,021
    Total current assets                           42,954       51,288

Property                                          245,863      249,038
  Accumulated depreciation                       (149,464)    (153,990)
    Property - net                                 96,399       95,048

Other Assets                                       15,858       15,344
Total                                             155,211      161,680

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt
   and capital lease obligations                    3,680        3,850
  Trade accounts payable                            9,986       12,434
  Deferred Income                                  10,633          589
  Other current liabilities                         9,905       10,848
    Total current liabilities                      34,204       27,721

Long-Term Liabilities
  Long-term debt and capital lease obligations     15,618       22,996
  Accrued retirement benefits                      30,258       30,168
  Other long-term liabilities                       4,339        3,921
    Total long-term liabilities                    50,215       57,085

Minority Interest in Subsidiary                       798        5,330

Stockholders' Equity
  Common stock, no par value - 8,000,000 shares
  authorized, 7,199,550 and 7,195,800 issued
  and outstanding as of September 30, 2004
  and December 31, 2003, respectively              12,579       12,455
  Paid-in-capital                                   1,418          195
  Retained earnings                                58,346       61,354
  Accumulated other comprehensive loss             (2,349)      (2,460)
    Stockholders' equity                           69,994       71,544
Total                                            $155,211    $ 161,680

See accompanying Notes to Condensed Consolidated Financial
Statements.



      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)
                                          Three Months Ended
                                         9/30/04      9/30/03
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $26,320      $26,971
  Operating revenues                       8,151        8,041
  Equity in earnings of joint ventures       139       13,343
  Other revenues                             118        2,161

Total Revenues                            34,728       50,516

Costs and Expenses
  Cost of goods sold                      16,403       17,806
  Operating expenses                       9,195        8,221
  Shipping and marketing                   3,771        5,304
  General and administrative               8,083        6,397
  Interest                                   314          791
  Equity in losses of joint ventures         435            2

Total Costs and Expenses                  38,201       38,521

Income (Loss) From Continuing Operations
  Before Income Taxes                     (3,473)      11,995
Income Tax Benefit (Expense)               1,240       (3,414)

Income (Loss) From Continuing Operations  (2,233)       8,581
Income From Discontinued Operations (net of
  income tax expense of $50 and $1,465)       80          867

Net Income (Loss)                         (2,153)       9,448

Retained Earnings, Beginning of Period    60,499       50,699

Retained Earnings, End of Period          58,346       60,147

Earnings Per Common Share - Basic and Diluted
  Continuing Operations                     (.31)        1.19
  Discontinued Operations                    .01          .12
  Net Income (Loss)                      $  (.30)      $ 1.31

See accompanying Notes to Condensed Consolidated Financial
Statements.


 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)
                                          Nine Months Ended
                                         9/30/04      9/30/03
                                         (Dollars in Thousands
                                         Except Share Amounts)
Revenues
  Net sales                              $77,571      $74,664
  Operating revenues                      27,050       26,101
  Equity in earnings of joint venture        139       12,651
  Other revenues                             252        3,321
Total Revenues                           105,012      116,737

Costs and Expenses
  Cost of goods sold                      47,679       50,057
  Operating expenses                      26,900       25,116
  Shipping and marketing                  11,843       14,205
  General and administrative              22,290       21,418
  Interest                                   966        2,013
  Equity in losses of joint ventures         134           18
Total Costs and Expenses                 109,812      112,827

Income (Loss) From Continuing Operations
  Before Income Taxes                     (4,800)       3,910
Income Tax Benefit (Expense)               1,678       (1,214)
Income (Loss) From Continuing Operations  (3,122)       2,696
Income From Discontinued Operations (net
  of income tax expense of $70 and $1,924)   114        2,094

Net Income (Loss)                         (3,008)       4,790
Retained Earnings, Beginning of Period    61,354       55,357
Retained Earnings, End of Period          58,346       60,147

Earnings Per Common Share - Basic and Diluted
  Continuing Operations                     (.43)         .37
  Discontinued Operations                    .01          .29
  Net Income (Loss)                      $  (.42)      $  .66


See accompanying Notes to Condensed Consolidated Financial
Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF
                   COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED)



                                           Three Months Ended
                                         9/30/04       9/30/03
                                          (Dollars in Thousands)


Net Income (Loss)                        $(2,153)      $   9,448

Other Comprehensive Loss - Foreign
  Currency Translation Adjustment             --            (49)

Comprehensive Income (Loss)              $(2,153)      $   9,399



                                           Nine Months Ended
                                         9/30/04       9/30/03
                                          (Dollars in Thousands)


Net Income (Loss)                        $(3,008)      $   4,790

Other Comprehensive Income (Loss) - Foreign
  Currency Translation Adjustment            111             (60)

Comprehensive Income (Loss)              $(2,897)      $   4,730



See accompanying Notes to Condensed Consolidated Financial
Statements.





       MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                           Nine Months Ended
                                          9/30/04      9/30/03
                                         (Dollars in Thousands)

Net Cash Provided by
  Operating Activities                 $  15,343      $  6,991

Investing Activities
  Purchases of property                  (11,256)       (6,345)
  Proceeds from disposals of property      2,992          6,720
  Other                                   (2,824)         1,344

Net Cash Used in Investing Activities    (11,088)         1,719

Financing Activities
  Payments of long-term debt and capital
    lease obligations                    (17,548)      (25,870)
  Proceeds from long-term debt            10,000        18,347
  (Distributions to) contributions
    from minority interest                  (879)          271
  Payment of short-term debt                  --          (420)

Net Cash Used in Financing Activities     (8,427)       (7,672)

Net Increase (Decrease) in Cash           (4,172)         1,038

Cash and Cash Equivalents
  at Beginning of Period                   7,863            658

Cash and Cash Equivalents
  at End of Period                       $ 3,691       $  1,696

Supplemental Disclosures of Cash Flow Information - Interest (net of amounts capitalized) of $994,000 and $1,897,000 was paid during the nine months ended September 30, 2004 and 2003, respectively. Income taxes of $1,831,000 and $(2,164,000) were paid (received) during the nine months ended September 30, 2004 and 2003, respectively.

Non-Cash Investing Activity - During the nine months ended September 30, 2004, the Company purchased three industrial lots on Oahu and exchanged the lots for a 223-acre land parcel that was owned by the State of Hawaii and is located adjacent to the Company's proposed Kapalua Mauka project.

See accompanying Notes to Condensed Consolidated Financial
Statements.


      MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

2. The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3. The effective tax rate for 2004 and 2003 differs from the statutory federal rate of 34% primarily because of the state tax provision, refundable state tax credits and foreign income taxes related to discontinued operations.

4. Accounts and notes receivable are reflected net of allowance for doubtful accounts of $766,000 and $994,000 at September 30, 2004 and December 31, 2003, respectively.

5. Inventories as of September 30, 2004 and December 31, 2003 were as follows
     (in thousands):

                                          9/30/04      12/31/03
                                          (Dollars in Thousands)

     Pineapple products
       Finished goods                       $ 6,928     $ 6,199
       Work in progress                         320         755
       Raw materials                          1,041         299
     Real estate held for sale                2,619          --
     Merchandise, materials and supplies      7,839       6,010

     Total Inventories                      $18,747     $13,263

   The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), "Accounting by Agricultural Producers and Agricultural Cooperatives," states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company's growing (unharvested) crops at September 30, 2004, consisted of approximately 5,000 acres in various stages of growth that will be harvested principally in the years 2004 through 2007, and are expected to yield an average of approximately 32 tons per acre. At December 31, 2003, growing crops consisted of approximately 7,600 acres that will be harvested in the years 2004 through 2006, and are expected to yield an average of approximately 30 tons per acre. The estimated average yield of tons per acre reflects the Company's expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre. The reduction in planted acreage from December 31, 2003 to September 30, 2004 reflects management's decision to discontinue farming certain fields that were considered less productive.

   The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. In the third quarter of 2004, the Company recognized revenues and profits using the percentage of completion method for the sales of 10 lots in Plantation Estate Phase III residential subdivision (sold as "Honolua Ridge") that closed escrow. At September 30, 2004, construction of the improvements was estimated to be approximately 30% complete. Costs of sales are allocated to each lot based on relative sales values. The total estimated costs are approximately $12.6 million, and consist primarily of executed contracts with contractors. This estimate could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. Construction of the project's 25 residential lots and related improvements are scheduled to be completed by March 2005.

6.   Kapalua Bay Hotel Acquisition

  On August 31, 2004, the Company, Marriott International Inc. ("Marriott") and Exclusive Resorts LLC ("ER"), through wholly owned affiliates, entered into an agreement to form Kapalua Bay Holdings, LLC ("Bay Holdings"). A 42% shareholder of the Company through related companies is the majority owner of ER. Bay Holdings also formed a wholly-owned, single member limited liability company, Kapalua Bay LLC ("Kapalua Bay"). On August 31, 2004, Kapalua Bay completed the purchase of the leasehold interest and improvements of the Kapalua Bay Hotel ("KBH") from YCP Kapalua L.P. and YCP Kapalua Operator, Inc. for $48.3 million.

  In connection with the formation of Bay Holdings and Kapalua Bay, the Company contributed $500,000 to Bay Holdings and contributed approximately 21 acres of land underlying the KBH to Kapalua Bay. The parties valued the land at $25 million through arms length negotiations. In exchange for its contributions to Bay Holdings and Kapalua Bay, the Company received 51% of the outstanding membership interests of Bay Holdings. Marriott contributed $17.0 million to Bay Holdings for 34% of the outstanding membership interests in Bay Holdings, and ER contributed $7.5 million to Bay Holdings for 15% of the outstanding membership interests in Bay Holdings.

  In connection with the transaction, Kapalua Bay secured a $45 million credit agreement with two lenders. The credit agreement is secured by a mortgage on the KBH and is non-recourse to the Company except for its pro-rata share of a $5 million indemnity and guaranty agreement of certain defined obligations that may arise in connection with the credit agreement. Kapalua Bay drew down $26 million and used the cash contributions made by the members to conclude the purchase of the KBH.

  Marriott has an agreement with Kapalua Bay to operate and manage the KBH. The Company has been designated as the managing member of Bay Holdings and as such will manage the affairs of the entity. Profits and losses of Bay Holdings will be allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members. The Company does not have a majority voting interest in Bay Holdings and Bay Holdings is not a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. Accordingly, the Company will account for its investment in Bay Holdings using the equity method.

7.   Business Segment Information (in thousands):


Three Months Ended         Nine Months Ended
                              September 30             September 30
                             2004      2003           2004     2003
                                      (Dollars in Thousands)
Revenues
  Pineapple               $19,008   $25,651        $57,620  $64,136
  Resort                   11,399    10,952         37,812   34,111
  Development               4,174       166          9,399    3,868
  Commercial & Property       147    13,697            178   14,591
  Other                        --        50              3       31
Total Revenues             34,728    50,516        105,012  116,737

Operating Profit (Loss)
  Pineapple                (3,445)     (133)        (7,386)  (6,074)
  Resort                     (835)      (12)           151      363
  Development               1,662      (350)         5,087       29
  Commercial & Property       144    13,519            142   13,062
  Other (primarily unallocated
      corporate expenses)    (685)     (238)        (1,828)  (1,457)
Total Operating
      Income (Loss)        (3,159)   12,786         (3,834)   5,923
Interest Expense             (314)     (791)          (966)  (2,013)
Income Tax (Expense)
      Benefit               1,240    (3,414)         1,678   (1,214)

Income (Loss) - Continuing
Operations                 (2,233)    8,581         (3,122)   2,696

Income - Discontinued
  Operations                   80       867            114    2,094

Net Income (Loss)         $(2,153)  $ 9,448        $(3,008)  $4,790


     In 2004, the Company reorganized its reportable business segments and prior year amounts were restated for comparability. The new Development segment is primarily comprised of all of the Company's real estate entitlement, development, construction and sales activies. These activities were previously reported as part of the Resort or the Commercial & Property segments. As of August 31, 2004, the Development segment also includes the Company's investment in Bay Holdings (see Note 6 to Condensed Consolidated Financial Statements). The Resort segment now includes the operation of recreation and retail facilities, utility companies, and property management activities at the Kapalua Resort.

     Beginning in 2004, the operations of the Commercial & Property segment will be nominal. Revenues and operating profit
(loss) reported in 2004 in the table above for Commercial & Property represent the Company's equity in the income (loss) from Kaahumanu Center Associates (KCA) and other revenues and expenses related to the Company's investment in KCA.

     In September 2003, Queen Ka`ahumanu Center was sold, and in accordance with the partnership agreement, KCA was dissolved.
The Company as managing partner is winding up the affairs of KCA. As a result of the dissolution of the partnership, the Company's accumulated losses of KCA in excess of its investment were reversed in the third quarter of 2003. Operating profit for the Commercial & Property segment for the quarter and nine months ended September 30, 2003 includes $13.5 million attributable to the sale of Queen Ka`ahumanu Center and the dissolution of KCA, primarily representing the reversal of the accumulated losses of KCA in excess of the Company's investment in KCA.

     In 2003, the Napili Plaza, the other primary asset of the Commercial & Property segment, was sold and was classified as a part of discontinued operations. The remaining activities of the Commercial & Property segment, which consisted of land entitlement and management activities, and non-resort land sales and development, are now being accounted for and reported in the Development segment.

8.   Discontinued Operations
     In August 2003, the Company sold its Napili Plaza shopping center in West Maui. The Company's gain from the transaction of $1.9 million and the results of operations prior to the sale is included in discontinued operations. In December 2003, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. In February 2004, title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company's subsidiary. The Company's pre-tax share of the gain was approximately $700,000, which was offset by operating losses of $560,000. In August 2004, title to the last parcel was transferred to the buyer for $417,000 and the pre-tax gain recognized by the Company was $163,000. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sale are being reported as discontinued operations, with prior period amounts restated for comparability.

Revenues and operating results for these two discontinued operations are as follows:

                          Three Months Ended        Nine Months Ended
                              September 30             September 30
                             2004      2003           2004     2003
                                      (Dollars in Thousands)
Revenues
  Napili Plaza            $    --   $ 2,021        $    --   $2,588
  Pineapple subsidiary        386     2,066          2,126    8,349
  Total                       386     4,087          2,126   10,937

Income Before Taxes
  Napili Plaza            $    --     1,954        $     2    1,971
  Pineapple subsidiary        130       378            182    2,047
  Total                       130     2,332            184    4,018

9.   Average Common Shares Outstanding Used to Compute Earnings
Per Share

                          Three Months Ended        Nine Months Ended
                              September 30             September 30
                             2004      2003           2004     2003

  Basic and Diluted       7,197,819 7,195,800     7,196,485  7,195,800

     Potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts for the three months and nine months ended September 30, 2004. The potentially dilutive common shares were 137,309 and 212,228, for the three months and nine months ended September 30, 2004, respectively.

10. At September 30, 2004 and 2003, the Company did not hold derivative instruments and did not enter into hedging transactions.

11.  Components of Net Periodic Benefit Cost

                           Three Months EndedNine Months Ended
                              September 30        September 30
                             2004      2003        2004     2003
                                    (Dollars in Thousands)
Pension Benefits
Service cost               $    424  $    457   $  1,273  $ 1,371
Interest cost                   699       688      2,096    2,064
Expected return on plan assets (748)     (714)    (2,243)  (2,142)
Amortization of prior
   service cost                  10        11         30       33
Amortization of transition
   liability                      6         9         19       27
Special termination benefits     --        --        106      315
Recognized actuarial loss       100       156        301      468

Net expense                $    491  $    607   $  1,582  $ 2,136

Other Benefits
Service cost               $     82  $    100   $    245  $   300
Interest cost                   215       236        645      708
Amortization of prior
   service cost                 (32)      (32)       (96)     (96)
Special termination benefits     --        15         55       30
Recognized actuarial (gain)     (70)      (93)      (210)    (279)

Net expense               $     195 $     226  $     639 $    663

     The Company contributed $1.4 million to its defined benefit pension plans in September 2004. Special termination benefits for pension benefits and other benefits relate to management changes in 2004 and 2003.

12.  Contingencies
     Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a reserve for this liability in 1999. Adjustments to the reserve through September 30, 2004 did not have a material effect on the Company's financial statements. The Company is presently not aware of any plans by the County of Maui to drill any water wells in areas affected by agricultural chemicals. The Company is unable to estimate the range of potential financial impact for the possible filtration cost for any future wells acquired or drilled by the County of Maui and, therefore, has not made a provision in its financial statements for such costs. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Therefore, while it is likely that the County of Maui will at sometime in the future drill additional wells, the possible cost to the Company depends on many factors, including, the location of the well, the availability of suitable alternative sites and ultimately, whether or not the contaminant DBCP is found in the water. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

A private water company on Maui detected the presence of DBCP and 1-2-3-trichloropropane in the water from wells located on Company property that it is licensed to use. The chemicals are believed to have come from agricultural chemicals that the Company used on pineapple fields in the area. In pre-litigation mediation in January 2004, the private water company, the Company and a certain chemical manufacturing company executed a memorandum of understanding that outlined terms of a settlement and release of all claims. The memorandum of understanding was subject to documentation in a formal, binding settlement agreement and to court approval. In October 2004, the court approved the settlement agreement, which did not have a material effect on the Company's financial statements, and the Company expects to be dismissed from the lawsuit.

In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel's soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost to the Company range from -0- to $3.5 million. If the property were ultimately developed for sale, any remediation cost would be capitalized as part of the project cost. At September 30, 2004, it was not probable that a liability for remediation cost had been incurred.

     In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the current opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

     Premium Tropicals International, LLC (PTI) is a joint venture between Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd., which is wholly owned by the Company) and an Indonesian pineapple grower and canner. The joint venture markets and sells Indonesian canned pineapple in the United States. In the second quarter of 2004, PTI began to wind down its operations and the joint venture is expected to be dissolved by the end of 2004. The Company was a co-guarantor of a $3 million line of credit, which supported letters of credit issued on behalf of PTI for import trading purposes and a $250,000 line of credit used for working capital purposes. Both lines expired on August 31, 2004.

     At September 30, 2004, the Company had purchase commitments under signed contracts totaling $9,941,000, which primarily related to real estate projects on Maui.

13.  Reclassifications
    Certain amounts for the prior year have been reclassified to conform to the current year's presentation.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     This report contains forward-looking statements, within the meaning of Private Securities Litigation Reform Act of 1995, which are provided in an effort to assist in the understanding of certain aspects of the Company's anticipated future financial performance. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Among other things, the forward-looking statements in this report address the Company's expectation's as to the transition of its pineapple operations to put greater emphasis on fresh fruit, cash flows, the adequacy of existing lines of credit, and increasing the existing lines of credit to fund new projects. Forward-looking statements contained in this report or otherwise made by the Company are subject to significant risks and uncertainties, many of which are outside of the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any assumption could prove to be inaccurate and that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, those risks and uncertainties as disclosed in the Company's
Form 10-K filing with the Securities and Exchange Commission. Unless expressly stated, the Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. In addition, the following review should be read in conjunction with our unaudited Condensed Consolidated Financials Statements and the related notes for the three and nine months ended September 30, 2004.

     In the third quarter of 2004, significant events and agreements included:

  o  A joint venture between the Company, Marriott International
     Inc. and Exclusive Resorts LLC was formed to acquire the Kapalua Bay Hotel, which is considered by the Company to be the centerpiece of the Kapalua Resort. The acquisition was completed on August 31, 2004 (see Note 6 to Condensed Consolidated Financial Statements).
  o The inaugural LifeFest Kapalua, featuring health and wellness lectures, presentations, seminars and related events was held in September 2004.
  o The Company announced in September that it will form a joint venture with Miraval, Life In Balance to create and manage Hawaii's first multi-faceted health and wellness community at Kapalua.
  o  In September, the Company's Board of Directors appointed
     Walter A. Dods, Jr., to fill the position as Class I Director that was left vacant by the resignation of Randolph G. Moore in August 2004.
  o  Sales of residential lots in Honolua Ridge began in July
     2004 and through September 30, 2004 ten lots had closed escrow. At September 30, 2004, six lots were under contract and expected to close escrow in October and November.

RESULTS OF OPERATIONS

CONSOLIDATED

Overview

     The Company reported a net loss of $2,153,000 ($0.30 per share) for the third quarter of 2004 compared to net income of $9,448,000 ($1.31 per share) for the third quarter of 2003. For the first nine months of 2004, the Company had a net loss of $3,008,000 ($0.42 per share) compared to net income of $4,790,000 ($0.66 per share) for the first nine months of 2003.

     Net income for the third quarter and first nine months of 2003 included the Company's $1.9 million (pre-tax) gain from the sale of the Napili Plaza in August 2003 and $13.5 million (pre-tax) attributable to the September 2003 sale of Queen Ka`ahumanu Center (primarily representing the reversal of the accumulated losses of joint venture in excess of investment) (see Notes 7 and 8 to Condensed Consolidated Financial Statements).

     Results for the first nine months of 2004 include the sale of ten lots at Honolua Ridge that added approximately $2.7 million (pre-tax) to income for the third quarter of 2004 and the sale (first quarter of 2004) of a 6.5-acre conservation-zoned parcel at Kapalua, which contributed $4.0 million (pre-tax) to income.

     Revenues for the third quarter of 2004 decreased by $15.8 million (31%) to $34.7 million, compared to $50.5 million for the third quarter of 2003. For the first nine months of 2004, revenues declined by $11.7 million (10%) to $105.0 million, compared to $116.7 million for the first nine months of 2003.
For both the third quarter and the first nine months of 2004, lower revenues from the Commercial & Property and Pineapple segments were partially offset by increased revenues from the Development and Resort segments.

     In 2004, there were no active operations in the Commercial & Property segment. Revenues from Commercial & Property operations decreased by $13.6 million for the third quarter of 2004 and $14.4 million for the first nine months of 2004 compared to the same periods in 2003 because of the sale of Queen Ka`ahumanu Center in 2003 and the reorganization of the Company's business segments in 2004 (see Notes 7 and 8 to Condensed Consolidated Financial Statements).

General and Administrative

     Consolidated general and administrative expenses increased by $1.7 million (26%) to $8.1 million for the third quarter of 2004 compared to $6.4 million for the third quarter of 2003. For the first nine months of 2004, consolidated general and administrative expenses increased by $872,000 (4%) to $22.3 million compared to $21.4 million for the same period in 2003.

The major components of the change for the third quarter and first nine months of 2004 compared to the same periods in 2003 were as follows ($ in millions):

                                      Third Quarter
                                     2004      2003   inc (dec)
   Professional services          $   0.7   $   1.3   $ (0.6)
   Write-offs of property
     & equipment                      1.3       --       1.3
   Stock compensation                 0.6       --       0.6
   Other (net)                        5.5       5.1      0.4
   Total                          $   8.1   $   6.4   $  1.7

                                    First Nine Months
                                  2004      2003      inc (dec)
   Professional services          $   2.4   $   4.1   $ (1.7)
   Employee severance expense         1.5       1.8     (0.3)
   Stock compensation                 1.1        --      1.1
   Write-offs of property
     & equipment                      1.3       0.1      1.2
   Medical insurance                  3.4       3.2      0.2
   Other (net)                       12.6      12.2      0.4
   Total                          $  22.3   $  21.4   $  0.9

    The decrease in professional services largely reflects expenses incurred in 2003 for legal fees and consultant costs related to lawsuits in the Pineapple segment, partially offset by increased costs in 2004 for outside consultants primarily related to the Company's restructuring efforts and new business initiatives. The Pineapple segment lawsuits were settled in 2003.

     In the third quarter and first nine months of 2004, stock compensation incentives (that vest based on time or performance over three to five year periods) were awarded to certain management employees. During the first nine months of 2003, the Company had no stock compensation plans.

     In the third quarter of 2004, the Company wrote off assets with a net book value of $1.3 million, primarily representing Pineapple segment property and equipment. During 2004, the Company has been evaluating the fixed assets used in its Pineapple operations in an effort to determine the most efficient usage of its assets based on the planned reduction in canned pineapple production, the shift in planting for the fresh fruit market, and changes in agronomic practices. In the third quarter of 2004, management decided to abandon certain assets because they were in excess of the Pineapple division's current and future needs. Some of the assets will be replaced with equipment that is more efficient or more suitable to the Company's production and agronomic needs.

     General and administrative expenses are incurred at the corporate level and in the operating segments. In the third quarter and first nine months of 2004 and 2003, 80% and 71%, respectively, of corporate general and administrative expense were allocated to the operating segments.

Interest Expense

     Interest expense was lower by $477,000 (60%) and $1,047,000 (52%), respectively, for the third quarter and first nine months of 2004 as compared to the same periods in 2003. The decrease in interest expense was primarily due to lower average borrowings in 2004, partially offset by higher average interest rates. The Company's average borrowings were lower in 2004 because (1) the debt level at the beginning of 2004 was lower by 46% compared to the beginning of 2003; and (2) as a result of positive cash flows from operating activities (see Liquidity and Capital Resources, below).

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

     Effective January 2004, the Company hired two new executives with extensive experience in fresh pineapple operations to lead its Pineapple operating segment. It is the Company's intention to remain in the canned pineapple business, but to decrease the tonnage of fruit going to the cannery and commensurately reduce the number of market sectors that it is currently serving. The transition of the Company's pineapple operations continues with an emphasis on upgrading and building production and crop capacity to deliver a consistent supply of high quality fruit. This is a reversal of the previous practice of reducing new planting acreage.

     The fresh fruit market is a year around business, which requires consistency of supply. In 2004, the Company began to change its agronomic practices and planting schedules in an effort to begin to produce a more consistent and predictable supply of fruit throughout the year. In addition, improved crop maintenance and agronomic practices have been implemented in 2004 to improve plant yields (tons of fruit per acre) and the overall quality of the Company's pineapple products in future harvests. Approximately $5.4 million will be invested in 2004 (more than twice the average of the prior two years) for field preparation and seed development in order to accomplish its production goals; however, because of the long pineapple growing cycle (18 to 23 months for the first crop), the benefit of most changes implemented in 2004 will not be reflected in the results until later in 2005 through 2008.

     The Company directs fruit to either canned or fresh pack lines at the time of harvest based on a variety of factors including: market conditions, fruit size and quality.

     The Pineapple segment produced an operating loss from continuing operations of $3.4 million in the third quarter of 2004 compared to an operating loss of $133,000 in the third quarter of 2003. Revenues from Pineapple operations decreased by $6.6 million (26%) to $19.0 million for the third quarter of 2004 compared to $25.6 million for the third quarter of 2003.

     For the first nine months of 2004, the Pineapple segment incurred an operating loss of $7.4 million compared to an operating loss of $6.1 million for the first nine months of 2003. Pineapple segment revenues for the first nine months of 2004 decreased by $6.5 million (10%) to $57.6 million compared to $64.1 million for the first nine months of 2003. Lower results in the third quarter and first nine months of 2004 are generally attributable to the smaller crop size projected for 2004 due to reduced planting in previous years, higher production costs related to increased plantings and improved field maintenance, and the softness in the fresh pineapple market in the third quarter.

     Pineapple revenues included nonrecurring cash receipts for the third quarter and first nine months of 2003 of $2 million and $3 million, respectively, related to the settlement of legal issues. Pineapple segment operating loss for the third quarter and first nine months of 2004 includes the write-off of property and equipment with a net book value of $1.3 million because they were considered in excess of the Pineapple segment's current and future needs.

Canned and Fresh Operations

     The volume of canned pineapple sales decreased by 32% for the third quarter and 18% for the first nine months of 2004 as compared to the same periods in 2003, in large part reflecting the Company's strategy to sharply reduce supply to selected market segments. This market refinement has resulted in the average sales prices for the Company's canned pineapple products to increase by approximately 7% and 10% in the third quarter and first nine months of 2004, respectively, compared to the third quarter and first nine months of 2003. The Company implemented price increases for its canned product lines in March 2004, June 2004 and August 2004.

     Increased sales to the U.S. Government partially offset the reduction in sales volume to other sectors of the market. Sales to the U.S. government represented approximately 30% of net canned pineapple sales in both the third quarter of 2004 and first nine months of 2004, compared to approximately 20% and 13%, respectively, for the third quarter and first nine months in 2003. In the fresh fruit business, the period between harvest of the fruit and recognition of revenues is very short as compared to canned sales. This inherent lag between production and revenue recognition is particularly the case for government sales.

     The sale of fresh pineapple represented approximately 27% of net pineapple sales for the third quarter of 2004 compared to 20% for the third quarter of 2003. For the first nine months of 2004, the sale of fresh pineapple represented approximately 25% of net pineapple sales compared to 21% for the first nine months of 2003.

     The volume of fresh pineapple sales increased by 10% in both the third quarter and the first nine months of 2004 compared to the same periods in 2003. The average sales prices for the third quarter of 2004 were about 1% lower, and for the first nine months of 2004, the average fresh pineapple sales prices were less than 1% higher as compared to the same periods in 2003. The softness in fresh fruit sales prices for the third quarter of 2004 reflect the over-supply market condition in July and August due to precocious fruiting, particularly in Costa Rica. The increased sales volume reflects an improved sales and marketing strategy and operational improvements that yield greater shelf life.

     Natural fruit differentiation, more commonly known as precocious fruiting, is a phenomenon experienced in commercial pineapple production. The effect is that pineapple plants begin to fruit naturally, usually during the summer, rather than under inducement. This summer, precocious fruiting impacted nearly all fresh pineapple growing regions, including Maui, thus creating over-supply in all markets.

     Pineapple cost of sales decreased by 14% and 5%, respectively, in the third quarter and first nine months of 2004 compared to the same periods in 2003. The average per unit cost of sales is higher in 2004 because of increased costs incurred at the plantations and higher per unit cannery costs. In 2004, the Company is increasing the total number of acres planted, with emphasis in Hawaiian GoldTM and organic pineapple. The Company is also increasing near-term emphasis on seed development in an effort to improve the quality and consistency of its products and on crop maintenance to improve yields and mitigate precursor conditions of precocious fruiting. In addition, higher cost was incurred to harvest because of the precocious fruiting that occurred this past summer. The Company's plan for 2004 includes packing a reduced number of cases of canned pineapple as compared to 2003, which is the principal reason for higher per unit cannery costs in 2004.

     Rainfall at the Company's pineapple plantations, particularly in the first 5 months of 2004, increased by as much as 300% as compared to the average for the last five years. This resulted in a delay of the Company's pineapple planting schedule and increased 2004 costs by approximately $250,000. Most of the set back in planting was made up during the third quarter of 2004.

     Pineapple shipping and marketing costs decreased by $1.8 million (38%) for the third quarter and $3.0 million (24%) for the first nine months of 2004 compared to the same periods in 2003. The reduction in these costs is due to the streamlining of canned pineapple sales distribution, resulting in a lower average per unit shipping cost. The reduction in fresh pineapple shipping costs versus the same periods in 2003 was due to greater use of surface shipment to the West Coast of the United States for the Company's fresh pineapple. In the third quarter and first nine months of 2004, the Company shipped approximately 55% and 60% of its Hawaiian GoldTM and Champaka fresh pineapple to the U.S. mainland by surface rather than by air. A greater level of airfreight was used in the third quarter to mitigate the reduced shelf life of precocious fruit and to avoid the unloading delays at the harbor serving southern California. For the same periods in 2003, the Company shipped about 20% of its fresh whole pineapple by surface. The increased use of surface shipment, which is substantially less costly, was possible in 2004 partially because of the extended shelf life of the fruit resulting from improved post-harvest practices. The increased use of surface shipment reduced the average per unit fresh fruit shipping cost in the third quarter and first nine months of 2004 by 42% and 28%, respectively.

RESORT

Overview

     The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The
Kapalua Villas), a 22,000 square foot shopping center (Kapalua Shops) (through August 31, 2004), a real estate sales office (Kapalua Realty), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations.
The Resort segment also includes the management of several leases, including the ground leases for the land underlying the Kapalua Bay Hotel (through August 31, 2004) and the Kapalua, Ritz-Carlton Hotel.

     On August 31, 2004, the Company acquired a 51% ownership interest in the LLC that purchased Kapalua Bay Hotel (see Note 6 to Condensed Consolidated Financial Statements). In connection with the acquisition transaction, the Company's interest in the Kapalua Shops was also transferred to the new LLC (Bay Holdings). The Company's equity in the income and loss of Bay Holdings is included in the Development segment. Revenues of approximately $1.6 million (on an annual basis) from the hotel ground lease and the Kapalua Shops were previously included in the Resort segment.

     The Resort segment produced an operating loss of $835,000 for the third quarter of 2004, compared to an operating loss of $12,000 for the third quarter of 2003. Revenues from the resort segment increased by $447,000 (4%) to $11.4 million compared to $11.0 million for the third quarter of 2003.

     For the first nine months of 2004, the Resort segment produced an operating profit of $151,000 compared to an operating profit of $363,000 for the first nine months of 2003. Revenues for the first nine months of 2004 increased by $3.7 million (11%) to $37.8 million compared to $34.1 million for the first nine months of 2003.

     Higher operating expenses because of new union contracts, costs for deferred maintenance of facilities, expenses to enforce and protect the Kapalua trade name, and outside consultant costs related to repositioning and upgrading several areas of the resort resulted in lower net results for the third quarter and first nine months of 2004.

     In the second quarter of 2003, a collective bargaining settlement was reached with the Company's golf maintenance employees and resulted in increased labor cost. In March 2004, a collective bargaining labor agreement for the Company's golf services personnel was ratified, resulting in additional operating costs.

     Increased revenues for the third quarter and the first nine months are primarily due to higher hotel and condominium occupancies. An increase in occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drives the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues from the hotel ground leases. Hotel and condominium room occupancies at Kapalua Resort increased by 2 and 8 percentage points in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. For the nine months ended September 30, 2004, occupancies for the island of Maui increased by 3 percentage points and for the State of Hawaii occupancies increased by 5 percentage points compared to the same period in 2003.

Golf, Merchandise, Villas and Realty Operations

     Revenues from golf operations increased by 6% for the third quarter and 7% for the first nine months of 2004 compared to the same periods in 2003, as the number of paid rounds of golf increased by approximately 4% for both periods. Increased golf operations revenues also reflects higher average green fees of approximately 3% for both the third quarter and first nine months of 2004 compared to the same periods in 2003. Rainfall at the Kapalua Resort through the first five months of 2004 was up to 300% higher than the average for the prior five years and negatively affected some of the Resort segment's operating results.

     Merchandise sales increased by 6% for the third quarter and 16% for the first nine months of 2004 compared to the same periods in 2003 due primarily to the increased number of visitors to Kapalua and to additional retail floor space with the opening of the Kapalua Collections store at the end of the first quarter of 2003.

     Revenues from the Kapalua Villas increased by 3% and 9%, respectively, for the third quarter and first nine months of 2004 compared to the same periods in 2003, primarily reflecting increased occupancies. The average daily room rates increased by less than 1%. Occupied rooms at the Kapalua Villas increased by approximately 3% and 8%, respectively, for the third quarter and first nine months of 2004 compared to the same periods in 2003.

     Kapalua Realty's commission income from the resale of residential units in the Kapalua Resort decreased by 9% in the third quarter of 2004 compared to the third quarter of 2003 because lower average sales prices more than offset an increase in the number of units resold. For the first nine months of 2004, commission income increased by 67% compared to the first nine months of 2003, reflecting both an increase in the number of residential units being resold and an increase in the average price of the transactions.

DEVELOPMENT

Overview

     The Development segment primarily includes the Company's real estate entitlement, development, construction and sales activities. The Company has approximately 1,500 acres of land in Maui that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

     Beginning August 31, 2004, the Development segment includes the Company's equity in the income/loss of Bay Holdings, the new 51% owned limited liability company that owns the Kapalua Bay Hotel (see Resort, above and Note 6 to Condensed Consolidated Financial Statements).

     In connection with the acquisition of the Kapalua Bay Hotel by Bay Holdings, the Company reacquired the leasehold interest in the Bay Club, a seaside restaurant adjacent to the hotel. The Company has temporarily closed the Bay Club for renovation. In 2004, the Company began a number of initiatives to revitalize and upgrade the Kapalua Resort. Many of the initiatives are capital projects that will be accounted for in the Development segment. The Company has hired outside consultants and has increased staffing to accomplish these initiatives.

     In July 2004, the Company received final map and registration approvals from the State of Hawaii for Honolua Ridge, and sales of the project commenced on July 14, 2004. This subdivision consists of 25 agricultural lots ranging from three to 15 acres, with sales prices ranging from $895,000 to $3.0 million. Through September 30, 2004, ten lot sales had closed escrow and 6 lots were under contract with expected closing dates through mid-November 2004.

     The Development segment reported an operating profit of $1.7 million for the third quarter of 2004 compared to an operating loss of $350,000 for the third quarter of 2003. Revenues from this segment were $4.2 million in the third quarter of 2004 compared to $166,000 in the third quarter of 2003.

     For the first nine months of 2004, the Development segment reported an operating profit of $5.1 million compared to an operating profit of $29,000 for the first nine months of 2003. Revenues from this segment were $9.4 million for the first nine months of 2004 compared to $3.9 million for the first nine months of 2003.

Real Estate Sales

     Operating profit for the third quarter and first nine months of 2004 includes $2.7 million and $7.2 million, respectively, from the sale of real estate. In July 2004, sale of Honolua Ridge began and through September, the sale of ten lots had closed escrow. Revenues and profit from Honolua Ridge are being recognized using the percentage-of-completion method; thus $9.6 million of the sales proceeds received from the closing of lot sales were recorded as deferred revenues on the Company's balance sheet and revenues of $4.0 million were recognized in the third quarter of 2004. Construction of the subdivision improvements began in June 2004 and as of September 30, 2004, the improvements were approximately 30% complete. Construction of the subdivision improvements is expected to be substantially complete by the end of the first quarter 2005. In May 2004, the sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture closed escrow resulting in revenues of $810,000 to the Company. In March 2004, the sale of a 6.5-acre conservation parcel at Kapalua closed escrow resulting in revenues of $4.3 million.

     The third quarter and first nine months of 2003 includes the sale of 1 and 32 lots, respectively, in the Company's Kapua Village employee subdivision, contributing revenues of $2.9 million in the first nine months of 2003. Kapua Village is a 45-lot employee subdivision developed by the Company. Sales began in December 2002 and were completed in the third quarter of 2003. The first nine months of 2003 also includes revenues of $655,000 from the sale of one lot in the Pineapple Hill Estates subdivision at Kapalua.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Reduction

     At September 30, 2004, the Company's total debt, including capital leases, was $19.3 million, a reduction of $7.5 million from December 31, 2003. In the first nine months of 2004, the following sources of cash was partially used to reduce debt:

  o A reduction in the Pineapple segment's trade accounts receivable by $11.5 million due to higher than average sales late in 2003, and from an increased emphasis in 2004 on timely billing and collection efforts.
  o Cash distributions to the Company from the Costa Rican subsidiary of $2.5 million as a result of the sale of substantially all of the foreign subsidiary's assets in 2003 and 2004.
  o Net cash proceeds to the Company of $18 million from the sale of new real estate product at Kapalua, including proceeds from the closing of ten lot sales at Honolua Ridge and a 6.5-acre conservation-zoned land parcel.

Operating Cash Flows

     Operating activities for the first nine months of 2004 provided $15.2 million of net cash flows. For the first nine months of 2003, operating activities provided $7.0 million of net cash flows. By business segment, these cash flows were approximately as follows ($ in millions):

                      Nine Months Ended September 30,
                               2004         2003
  Pineapple                 $   4.0      $  4.3
  Resort                        3.8         3.9
  Development                  15.9         1.0
  Corporate, Interest,
     Taxes & Other             (8.5)       (2.2)
       Total                $  15.2      $  7.0

     The variation in cash flows from Development segment operating activities and cash outflows attributable to corporate, interest, taxes & other between the first nine months of 2004 and the comparable period in 2003 are primarily due to:

  o An increase in new real estate product available for sale in 2004 compared to 2003.
  o Net tax refunds of $2.2 million for the nine months of 2003 compared to net income tax payments of $1.8 million for the nine months of 2004.
  o Receipt of $1.3 million of amounts due from Kaahumanu Center Associates primarily for management fees and electricity that was repaid when the Queen Kaahumanu Center was sold in September 2003.

Non-Recurring Investing Cash Outflows

    Cash used in investing activities for the first nine months of 2004 includes the following non-recurring transactions:

  o $3.9 million for the purchase of ten acres in West Maui, expected to be used for the Company's future headquarters, was paid in January 2004;
  o $1.9 million was expended in June 2004 for the purchase of three industrial lots on Oahu, which were exchanged with the State of Hawaii for 223 acres at Kapalua located adjacent to the Company's Kapalua Mauka project;
  o The Company made a $500,000 net cash contribution for a 51% membership interest in Bay Holdings (see Note 6 to Condensed Consolidated Financial Statements). The Company paid $2,000,000 in non-refundable deposits to purchase the hotel in the second quarter of 2004. In the third quarter of 2004, the Company was partially reimbursed by the other members of the LLC;
  o $500,000 was invested in Series A preferred convertible stock of the Hawaii Superferry venture in May 2004; and
  o Cash distributions totaling $5.4 million were paid to the minority shareholders of the Company's Costa Rican subsidiary.

Future Cash Outflows

     Capital expenditures in 2004 are expected to be $15.8 million, of which $4.0 million is for the replacement of existing equipment and facilities. In addition, the Company expects to incur approximately $1.8 million for highway improvements related to subdivision projects sold in prior years. The Company believes that the cash flows from operations and its existing lines of credit will be sufficient to fund these expenditures.
At September 30, 2004, the Company had unused short- and long-term credit lines of $35.4 million.

     Construction of the improvements for Honolua Ridge began in June 2004 and is expected to cost approximately $12.6 million. Sale of the lots began in July 2004 and the proceeds from the lot sales that closed escrow through September 30, 2004 were approximately $13.6 million. The Company does not expect that additional funding will be necessary for completion of this project.

     The Company has capital projects (fixed assets and real estate developed for sale) and project-planning costs totaling over $40 million that may be incurred in 2005. Some of the projects would be constructed for sale to the public and might be funded by pre-sale proceeds. There are also new and replacement facilities and equipment for use by the Resort and Pineapple segments. The planning costs relate to new capital projects.
The Company is in the process of securing an increase to its existing credit facilities to fund some of these projects. The Company may seek project specific financing for some of the capital projects.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company's market risk exposure during the first nine months of 2004.

Item 4.   Controls and Procedures

     The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company's management, including its Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

   As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving the Company's desired control objectives.

   There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 5.   Other Information

On September 1, 2004, the Company entered into the Eight
Amendment to Term Loan Agreement, between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc. The amendment serves to provide additional flexibility to this $14.6 million term loan, by adding a 30-day Libor rate option.

Item 6.   Exhibits

(a)            Exhibits
     (4)  Instruments Defining the Rights of Security Holders.
          (A) Eighth Amendment to Term Loan Agreement, entered into on
               September 1, 2004, between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc.

     (10) Material Contracts
          (A) Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated as of August 31, 2004. Portions of the exhibit filed herewith have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act.
          (B)  First Amendment to Purchase and Sale Agreement and
               Joint Escrow Instructions, entered into as of
               August 6, 2004, by and among YCP Kapalua L.P., and YCP Kapalua Operator, Inc. and Maui Land & Pineapple Company, Inc.
          (C)  Termination of Hotel Ground Lease, effective as of
               August 31, 2004.

     (31) Rule 13a - 14(a) Certifications

     (32) Section 1350 Certifications





                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         MAUI LAND & PINEAPPLE COMPANY, INC.





 November 12, 2004         /S/ FRED W. RICKERT
    Date                     Fred W. Rickert
                             Vice President/Chief Financial Officer
                             (Principal Financial Officer)