Form 10-K
period 2004-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2005-03-29
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)
120 KANE STREET, P. O. BOX 187, KAHULUI, MAUI, HAWAII	96733-6687
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	American Stock Exchange

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

        The aggregate market value, as of June 30, 2004, of the voting stock held by non-affiliates of the registrant was $63,275,000 based upon the closing price on the American Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2005
Common Stock, no par value	7,372,550 shares

Documents incorporated by reference:

        Part III—Portions of Proxy Statement for the annual meeting of stockholders to be held on May 2, 2005, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004.

PART I

Item 1.    BUSINESS

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The "Company," as used herein, refers to the parent and all of its subsidiaries.

        The operating segments of the Company are as follows:

          (1)   Pineapple—includes growing, packing and processing, and marketing of canned and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Champaka (largely used for canning), Hawaiian Gold™ (usually sold as fresh, whole fruit) and organic pineapple.

          (2)   Resort—includes the ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), a 22,000 square foot shopping center (Kapalua Shops) (through August 31, 2004), a real estate sales office (Kapalua Realty), ten retail outlets, Public Utilities Commission regulated water and sewage transmission operations, and the management of several leases.

          (3)   Development—includes the Company's real estate entitlement, development, construction and sales activities. Beginning August 31, 2004, the Development segment includes the Company's investment in Kapalua Bay Holdings, LLC, owner of the Kapalua Bay Hotel (see Other Assets—Kapalua Bay Holdings LLC, Note 3 to Consolidated Financial Statements).

          (4)   Commercial & Property—includes the Company's investment in Kaahumanu Center Associates, the Napili Plaza shopping center, and non-resort real estate development, rentals and sales. In 2003, the Napili Plaza and the Queen Ka'ahumanu Center were sold; and in 2004, as part of a reorganization of the Company's operations, Resort and non-resort development and sales of real estate, the remaining rentals in the Commercial & Property segment, and the Company's land entitlement activities were combined into the new Development segment as described in (3) above. All prior year amounts have been restated for comparability.

(b)    Financial Information About Segments

        See Operating Segments, Note 16 to Consolidated Financial Statements.

(c)    Narrative Description of Business

        (1)    Pineapple

        Maui Pineapple Company, Ltd. is the operating subsidiary for the Company's Pineapple segment. It owns and operates fully integrated facilities for the production of pineapple products. The Company is expanding its presence in the fresh Pineapple market, while selectively reducing its reliance on the canned fruit market. In 2004, the Company's strategy has focused on using the canned pineapple operations to complement the fresh sector, thereby allowing the Company to market only the highest quality fresh pineapple. In 2004, sales of fresh pineapple represented approximately 24% of net pineapple sales compared to 18% in 2003.

        The Company grows over 85% of the pineapple that it processes into canned pineapple products or sells as fresh whole fruit. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting, and the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested 9 to 14 months later depending on a number of conditions.

        Planting and harvesting take place throughout the year. However, the Company's canned pineapple operations have historically had a seasonal operating cycle. The seasonality of this operation is not only due to the pineapple's natural tendency to ripen during the summer months, but also because the timing of initial planting and initiation of flowering can promote ripening during the summer. During the summer months, student labor for the harvesting and canning operations is more readily available. In recent years, the seasonality of the Company's pineapple operations has decreased because in 1999, the Company began to shift its pineapple operations away from the production of canned products to a higher level of fresh fruit production. The fresh fruit market is a year-round business and as such, the Company has begun to change its agronomic practices, such that a more consistent supply of fruit will be available throughout the year. Thus, in 2004, planted acreage and canned product volume continued its decline from prior years and the additional summer cash requirement was less pronounced than in prior years. In 2004, approximately 29% of the canned pineapple volume was produced in June, July and August, compared to 2003 when 37% of canned pineapple production took place during the summer. In 2005, the Company expects to continue the transition of its pineapple operations with an emphasis on the fresh fruit market. While there may still be additional cash requirements for the pineapple canning operations during the summer months, the additional cash requirements are expected to be less than in prior years. The seasonality of the canning operation does not specifically affect sales or earnings because sales are driven by consumer consumption and resupply orders by customers.

        Harvested pineapple is packed for fresh shipment at the Company's packing facility located at its Upcountry Maui plantation. Pineapple that will be canned is processed at the Company's cannery in Kahului, Maui, where a range of canned pineapple products are produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery is located in a foreign trade zone and operates most of the year. The metal containers used in canning pineapple are produced in a Company-owned can plant at the cannery site. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.

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

        The Company sells fresh whole pineapple from Hawaii to retail and wholesale grocers in Hawaii and the continental United States. Through Royal Coast Tropical Fruit Company, Inc., or Royal Coast (a wholly owned subsidiary of Maui Pineapple Company, Ltd.), the Company sold pineapple grown in Costa Rica to customers in the continental United States and in Europe. Royal Coast has a 51% ownership in a pineapple production subsidiary in Costa Rica. Substantially all of the assets of the Company's Costa Rican affiliate were sold in December 2003. See Discontinued Operations, Note 4 to Consolidated Financial Statements.

        The Company sells pineapple juice and pineapple juice blended with orange juice in plastic polyethyleneteraphthalate ("PET") bottles in various sizes to large grocery chains in the continental United States. The pineapple juice ingredients are shipped in bulk from the Company's cannery on Maui to co-packers on the mainland that bottle the juice to the Company's specifications.

        As a service to its customers, the Company maintains inventories of its products in public warehouses in the continental United States. The balance of its products is shipped directly from Hawaii to its customers. The Company's canned pineapple products are shipped from Hawaii by ocean transportation and are then transported by truck or rail to customers or to public warehouses. Fresh whole pineapple is shipped by air or by ocean transportation.

        In 2004, approximately 20 United States customers accounted for approximately 48% of the Company's canned and fresh pineapple sales. Sales of Hawaii grown pineapple to customers located in foreign countries, primarily to Japan and Canada, amounted to approximately 2% to 3% of the Company's canned pineapple sales in 2004, 2003 and 2002. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 35%, 20% and 16% of canned pineapple sales in 2004, 2003 and 2002, respectively.

        The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three United States companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produce substantial quantities of fresh and canned pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Central America, Thailand and Indonesia also are a major source of competition in the canned pineapple sector. Foreign production has the advantage of lower labor costs. The Company's principal marketing advantages are the high quality of its fresh and canned pineapple, the relative proximity to the United States West Coast fresh fruit market and being the only United States canner of pineapple. Other fresh and canned fruits and fruit juices also are a source of competition. The price of the Company's products is influenced by supply and demand of pineapple and other fruits and juices.

        The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 85% of the fields in the Company's Upcountry Maui plantation are equipped with drip irrigation systems.

        (2)    Resort

        Kapalua Land Company, Ltd. is the operating subsidiary of the Company's Resort segment. Kapalua Resort is a master-planned, golf resort community on Maui's northwest coast. The Resort is part of approximately 22,800 acres of the Company's land-holdings in West Maui, most of which remain as open space. Presently, the Resort development includes 1,650 acres bordering the ocean with three white sand beaches and includes two hotels (The Ritz-Carlton, Kapalua and the Kapalua Bay Hotel), eight residential subdivisions, three championship golf courses, a ten-court tennis facility, a 22,000 square foot shopping center, over ten restaurants, over 700 single family residential lots, condominiums and homes, and water and sewer transmission utilities that service the Resort.

        In 2004, the Company began several major new initiatives to improve and revitalize the Kapalua Resort. Some of the current projects include new retail space, additional amenities, renovation of certain facilities and a 20-mile trail system that will run along the ocean, through the mountains and encompass the entire resort.

        The Company operates the three golf courses (The Bay, The Village and The Plantation), the tennis facility, the shopping center (The Kapalua Shops), ten retail shops, the vacation rental program (The Kapalua Villas), and certain services to the Resort. The Company is the ground lessor under long-term leases for both hotels and receives rental income from certain other properties. On August 31, 2004, the fee interests in the land underlying the Kapalua Bay Hotel and the Company's interests in Kapalua Shops were contributed to Kapalua Bay Holdings LLC (see Other Assets—Kapalua Bay Holdings LLC, Note 3 to Consolidated Financial Statements). The Company manages The Kapalua Club, a membership program that provides certain benefits and privileges within the Resort for its members. The Kapalua Golf Academy, located at the Village Course is a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin. The golf academy is located on 23 acres of land in the central Resort area.

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

        Other signature events of Kapalua Resort include: the Celebration of the Arts, an annual event held in April that pays tribute to the people, arts and culture of Hawaii through demonstrations in hula and chant, workshops in Hawaiian art, and one-on-one interaction with local artists; the Kapalua Wine & Food Festival, an annual event held in July that attracts world-famous winemakers, chefs and visitors to Kapalua for a series of wine tasting, festive gatherings and gourmet meals; and LifeFest Kapalua, a health and wellness event that features lectures, workshops and panels by some of the country's leading wellness and fitness experts.

        (3)    Development

        The Development segment is responsible for all of the Company's real estate entitlement, development, construction and sales activities. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including among other things, construction of infrastructure improvements, payment of impact fees, restrictions on permitted uses of the land and provision of affordable housing. The Company actively works with the community and with regulatory agencies and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

        The Company has approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process as follows:

Location	No. of Acres	Entitled for Planned Use
Kapalua	243	Yes
Kapalua, Upcountry, other West Maui	817	No
Kapalua & Upcountry	714	Partial

        The Development segment is focused primarily on the luxury real estate market on Maui. The price and market for luxury real estate on Maui has in the past been highly cyclical based upon interest rates, the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to other foreign currencies. The Company's Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii. The Company's advantage is the natural beauty of the lands it owns, especially at the Kapalua Resort.

        In July 2004, the Company began selling lots in its Honolua Ridge (Phase I) subdivision at the Kapalua Resort. This subdivision consists of 25 agricultural lots ranging from three to 15 acres, with sales prices ranging from $895,000 to $3.2 million. In 2004, the Company recognized revenues of $17.8 million from the sale of 17 lots (see Deferred Revenues, Note 6 to Consolidated Financial Statements).

        Some of the projects that the Development segment has in the planning stages include:

        Honolua Ridge, Phase II:    This is a 25 lot residential subdivision at Kapalua. It is property that is zoned for agricultural use with lot sizes ranging from approximately 2 to 30 acres.

        Kapalua Mauka:    As presently planned, this project is comprised of 690 single and multi family residential units and commercial components, and expands the Kapalua Resort by approximately 925 acres.

        Kapalua Village:    This is the commercial component of the central Resort area of Kapalua. It is planned to be built in two phases and will add approximately 50,000 square feet of new retail space to the Kapalua Resort, of which 22,000 is replacing the existing Kapalua Shops which will be closed in connection with the redevelopment of the Kapalua Bay Hotel.

        Pulelehua:    Pulelehua will be a new traditional community for working families in West Maui. It encompasses 312 acres and will include 13 acres for an elementary school, 880 dwelling units and 91 acres of usable open space.

        Kapalua Bay Hotel:    In August 2004, Kapalua Bay Holdings LLC, in which the Company has a 51% interest, purchased the Kapalua Bay Hotel (see Other Assets—Kapalua Bay Holdings LLC, Note 3 to Consolidated Financial Statements). Plans are to demolish the hotel after the land entitlements are secured, which is presently estimated to be in 2006, and develop new transient and residential units, condominium residences, an ocean-side spa and a beach club.

        Hali'imaile Town:    This new town in Upcountry, Maui will be a holistic traditional community where agriculture, education, arts, wellness and sustainability are important elements.

        (4)    Commercial & Property

        Queen Ka'ahumanu Center is a shopping center on Maui with a gross leasable area of approximately 570,000 square feet. Queen Ka'ahumanu Center was owned by Kaahumanu Center Associates or KCA, a 50/50 partnership between the Company, as general partner, and the Employees' Retirement System of the State of Hawaii, as a limited partner. In September 2003, KCA sold the Queen Ka'ahumanu Center. See Other Assets—Kaahumanu Center Associates, Note 3 to Consolidated Financial Statements.

        Napili Plaza is a 45,000 square foot retail and commercial office center located in West Maui. In August 2003, the Company sold the Napili Plaza. See Discontinued Operations, Note 4 to Consolidated Financial Statements.

        The Company's investment in KCA and the Napili Plaza were the two primary assets of the Commercial & Property segment. In 2004, the remaining assets and activities are reported in the Development segment.

        (5)    Employees

        In 2004, the Company employed approximately 1,370 employees. Pineapple operations employed approximately 440 full-time and approximately 430 seasonal or intermittent employees. Approximately 68% of the Pineapple operations employees were covered by collective bargaining agreements. Resort operations employed approximately 460 employees, of which approximately 10% were part-time employees and approximately 28% were covered by collective bargaining agreements.

        (6)    Other Information

        The Company's Pineapple segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products.

Improved production systems have resulted in increased productivity by the labor force. Research and development expenses approximated $695,000 in 2004, $800,000 in 2003 and $1,004,000 in 2002.

        The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.

        The Company has a commitment relating to the filtration of water wells, as described in Note 17 to Consolidated Financial Statements.

        The Company may have to remediate certain soils on a Company-owned development parcel that contains pesticide residues, as described in Note 17 to Consolidated Financial Statements. The cost of remediation will depend on the various alternatives as to use of the property and the method of remediation. Until the Company makes further progress on obtaining the proper entitlements for the parcel, the ultimate use of the property remains uncertain and therefore an estimate of the remediation cost cannot be made.

(d)    Financial Information About Geographic Areas

        Revenues and long-lived assets attributable to foreign countries were not material for the last three years. See Discontinued Operations, Note 4 to Consolidated Financial Statements.

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

(c)
a mortgage on approximately 4,400 acres used in pineapple operations, which secures the Company's $14.3 million term loan agreement;

(d)
a mortgage on the three golf courses at Kapalua, which secures the Company's $15 million revolving credit facility;

(e)
a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

(f)
a small percentage of the Company's land in various locations on which multiple claims exist, for some of which the Company has initiated quiet title actions.

        Approximately 22,800 acres of the Company's land are located in West Maui, approximately 5,700 acres are located in Upcountry Maui and approximately 28 acres are located in Kahului, Maui.

        The 22,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes nine miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 2,300 acres comprising the Company's West Maui pineapple plantation and approximately 1,650 acres designated for the Kapalua Resort.

        The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala and approximately 2,100 acres are in pineapple operations in the Company's Upcountry pineapple plantation and fresh fruit packing facility.

        The Kahului acreage includes a can manufacturing plant and a pineapple-processing cannery with interconnected warehouses at the cannery site where finished product is stored and the Company's administrative offices.

        Approximately 2,400 acres of leased land are used in the Company's pineapple operations under six leases expiring at various dates through 2018. The aggregate land rental for all leased land was $517,000 in 2004.

Item 3.    LEGAL PROCEEDINGS

        The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on the operations or financial position of the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2004.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the American Stock Exchange under the symbol "MLP." The Company did not declare any dividends in 2004 and 2003. The declaration and payment of cash dividends are restricted by the terms of borrowing arrangements to 30% of prior year's net income. On February 25, 2005, there were 409 shareholders of record.

        There were no stock buy-back or open market purchases during fiscal year 2004.

        The following chart reflects high and low sales prices during each of the quarters in 2004 and 2003:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	High	$39.65	$37.40	$33.95	$41.95
	Low	31.00	30.60	29.20	31.00
2003	High	$20.00	$22.90	$27.34	$35.75
	Low	14.15	17.80	19.60	25.86

        Securities Authorized For Issuance Under Equity Compensation Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	325,250		$32.27	174,750
Equity compensation plans not approved by security holders	275,000	(1)	$19.70	—

(1)
100,000 shares of restricted stock were issued in December 2003, of which 25,000 shares vested in December 2004. The shares of unvested restricted stock carry dividend and voting rights, but are escrowed by the Company and their vesting is contingent upon the attainment of certain financial and other performance measures during 2005 through 2007. Options to purchase 200,000 shares of Company common stock were granted in December 2003. One-third of the options became exercisable in October 2004, and one-twelfth of the options will become exercisable quarterly thereafter for the next eight quarters. These options terminate in October 2013.

Item 6.    SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000
	(Dollars in Thousands Except Per Share Amounts)
FOR THE YEAR
Summary of Operations
Operating revenues	$153,249	$151,333	$147,627	$158,956	$137,569
Cost of goods sold	71,226	74,832	79,582	81,297	70,850
Operating expenses	36,177	33,188	32,888	33,279	29,799
Shipping and marketing	15,621	19,379	18,746	17,520	17,247
General and administrative	29,347	30,537	22,679	18,425	15,107
Equity in earnings (losses) of affiliates	(727)	12,678	(1,178)	5,543	(972)
Interest expense	(1,159)	(2,526)	(2,389)	(2,820)	(3,005)
Interest income	23	167	114	65	57
Income tax (expense) benefit	528	(1,500)	3,697	(3,507)	156
Income (loss) from continuing operations	(457)	2,216	(6,024)	7,716	802
Discontinued operations, net of income taxes(1)	74	3,781	315	(148)	(350)
Net income (loss)	(383)	5,997	(5,709)	7,568	452
Earnings Per Common Share—Basic and Diluted
Income (loss) from continuing operations	(.06)	.31	(.83)	1.07	.11
Discontinued operations, net of income taxes	.01	.52	.04	(.02)	(.05)
Net income (loss)	(.05)	.83	(.79)	1.05	.06
Other Data
Cash dividends
Amount	—	—	—	—	899
Per common share	—	—	—	—	.125
Depreciation	$10,040	$12,184	$11,072	$10,226	$9,002
Return on beginning stockholders' equity	(0.5)%	9.6%	(7.8)%	11.5%	.7%
Percent of net income (loss) to revenues	(0.2)%	4.0%	(3.9)%	4.8%	.3%
AT YEAR END
Current assets less current liabilities(2)	$11,184	$23,567	$25,502	$25,463	$19,304
Ratio of current assets to current liabilities(2)	1.3	1.9	1.9	2.1	1.7
Property, net of depreciation	$93,897	$95,048	$112,198	$113,046	$109,725
Total assets	160,923	161,680	184,195	176,433	169,951
Long-term debt and capital leases	13,953	22,996	43,252	39,581	41,012
Stockholders' equity
Amount	71,621	71,544	62,739	73,419	65,922
Per common share	$9.91	$9.94	$8.72	$10.20	$9.16
Common shares outstanding	7,226,550	7,195,800	7,195,800	7,195,800	7,195,800

(1)
In 2003, the Company sold the Napili Plaza and substantially all of its Costa Rican pineapple assets. The operating results of these operations and the gains from the sales of these assets are reported as discontinued operations. Prior period amounts have been restated for comparability.

(2)
Current assets less current liabilities and the ratio of current assets to current liabilities for 2004 are relatively low primarily because of an increase in deferred revenues related to the Honolua Ridge lot sales (see Deferred Revenues, Note 6 to Consolidated Financial Statements).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In 2004, the Company invested heavily in terms of management time and current year expenditures to improve all of its operations. The Pineapple segment incurred significant expenditures in an effort to reduce fluctuations in fruit deliveries, to expand supply of fresh fruit and improve quality. The Resort segment incurred expenditures for maintenance and other expenditures to upgrade its facilities, and in plans for branding, signage, lighting and revitalization of the Villas in order to reposition the Resort. The Development segment invested time and funds to expand its capacity to carryout the many initiatives that are integral to the Company's vision.

        This vision, which has taken shape since October 2003 is to create and manage holistic communities, by integrating agriculture, stewardship and eco-effective design principles into a high value-added, interrelated set of agricultural, hospitality and residential products and services on Maui. The Company hopes to achieve its vision through a focus on traditional Hawaiian values that foster social and ecological equity that in turn generate a distinctive market position and sustainable earnings. These values are:

  •
  Ho'ohanohano—Creating social capital by honoring our island cultures and traditions and recognizing our interdependency.

  •
  Malama 'aina—Safeguarding our ecological capital by preserving its natural beauty and conserving its natural resources.

  •
  Po'okela—Providing services and products of the highest possible quality that create recognition and distinction in the marketplace.

        In 2004, several significant events and agreements were concluded in pursuit of the Company's vision and included the following:

  •
  Communication of the Company's vision to all employees through a comprehensive campaign of meetings and publications.

  •
  A series of public meetings or design charrettes were held to allow the public to participate in developing the concept of a new community to be developed by the Company on its lands in West Maui called "Pulelehua."

  •
  An agreement was signed with Maui Preparatory Academy whereby the Company will provide approximately 15 acres of land in West Maui for a non-profit college preparatory high school and grade school.

  •
  Staff and consultants were hired to design a new multi-client processing facility to replace the present pineapple cannery and packing plant, as well as provide a hub for local food production.

  •
  An internship program between the Earth University, University of Hawaii and the Company began. Visiting scholars have been working on agricultural research relating to soil nutrification, bio fuels and nutrient recapture.

  •
  Three industrial lots on Oahu were purchased and exchanged for a 223-acre land parcel that was owned by the State of Hawaii and is located adjacent to the Company's proposed Kapalua Mauka project.

  •
  $500,000 was invested in the Hawaii Superferry venture in the form of Series A convertible preferred stock. The ferry, which is scheduled to be in operation in 2006, may play a key role in the development of the Company's agricultural businesses by providing an alternative mode of transportation within the islands of Hawaii.

  •
  Sale of lots at the Honolua Ridge residential subdivision was launched in July 2004.

  •
  A joint venture between the Company, Marriott International Inc. and Exclusive Resorts LLC was formed to acquire the Kapalua Bay Hotel; the acquisition was completed on August 31, 2004.

  •
  The inaugural LifeFest Kapalua, featuring health and wellness lectures, presentations, seminars and related events was held in September 2004.

  •
  The Company announced in September that it will form a joint venture with Miraval, Life In Balance to create and manage Hawaii's first multi-faceted health and wellness community at Kapalua. The Company expects to consummate the joint venture agreement in 2005.

  •
  In September, the Company's Board of Directors appointed Walter A. Dods, Jr. to fill the position as Class I Director that was left vacant by the resignation of Randolph G. Moore in August 2004.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004 and 2003

CONSOLIDATED

        The Company reported a net loss for 2004 of $383,000 ($0.05 per share) compared to net income of $6.0 million ($0.83 per share) for 2003. The sale of Honolua Ridge residential lots began in July 2004, and contributed $12.4 million to 2004 operating profits for the Development segment. Contributions to operating profit from Honolua Ridge lot sales were largely offset by operating losses from the Company's Pineapple and Resort segments.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses decreased by $1.2 million (4%) in 2004 to $29.3 million from $30.5 million in 2003.

        The major components of the difference between 2004 and 2003 were as follows ($ in millions):

	2004	2003	inc (dec)
Salaries & wages	$6.2	$7.1	$(0.9)
Medical insurance	4.4	4.1	0.3
Professional & other outside services	3.8	5.4	(1.6)
Employee severance expense	2.1	2.6	(0.5)
Employee stock compensation	1.8	0.1	1.7
Write-offs of equipment & other assets	1.6	2.4	(0.8)
Other (net)	9.4	8.8	0.6

Total	$29.3	$30.5	$(1.2)

        The reduction in salaries in 2004 is primarily due to reductions in force in the Pineapple segment. The decrease in professional services largely reflects expenses incurred in 2003 for legal fees and consultant costs related to lawsuits in the Pineapple segment, partially offset by increased costs in 2004 for outside consultants primarily related to the Company's restructuring efforts and new business initiatives. The Pineapple segment lawsuits were settled in 2003. The Company began stock compensation incentives for certain of its key managers and executives in the fourth quarter of 2003. Stock compensation expense of $1.5 million in 2004 relates to restricted stock and stock option grants to Mr. Cole pursuant to his employment agreement.

        The write-off of assets relates primarily to the Pineapple segment. In 2004, the Company evaluated the fixed assets used in its Pineapple operations in an effort to determine the most efficient usage of its assets based on the planned reduction in canned pineapple production, the shift in planting for the fresh fruit market, and changes in agronomic practices. In September 2004, the Company decided to abandon certain assets because they were in excess of the Pineapple division's current needs. Some of the assets will be replaced with equipment that is more efficient or more suitable to the Company's production and agronomic needs. In October 2003, the Company ceased production of its fresh-cut pineapple products and abandoned that product line. Fixed assets, inventory and supplies related to the fresh-cut production totaling $1.5 million were written off in the fourth quarter of 2003.

        General & administrative expenses are incurred at the corporate level and at the business segment level. In October 2004, the Company began to allocate all corporate general and administrative expenses to its business segments and prior year amounts were restated for comparability. Such allocations are consistent with management's evaluation of the business segments.

Consolidated Interest Expense

        Consolidated interest expense decreased by 54% to $1.2 million in 2004 compared to $2.5 million in 2003 primarily because of lower average borrowings and a higher amount of interest capitalized in 2004. In 2004, interest was capitalized on expenditures for construction of the infrastructure improvements for the Honolua Ridge subdivision. The Company's average interest rates on borrowings were higher in 2004 than in 2003.

PINEAPPLE

Overview

        The Pineapple operating segment includes growing, packing and processing, and marketing of canned and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Champaka (largely used for canning), Hawaiian Gold™ (usually sold as fresh, whole fruit) and organic pineapple. In recent years, the Company has begun to shift its pineapple operations away from the production of canned products to a higher level of fresh fruit production. In the fresh fruit business, the period between harvest of the fruit and recognition of revenues is very short as compared to canned sales. In addition, the sales margins on fresh fruit tend to be higher than on canned products.

        Effective January 2004, the Company hired two new executives with extensive experience in fresh pineapple operations to lead its Pineapple operating segment. It is the Company's intention to remain in the canned pineapple business, but to decrease the tonnage of fruit going to the cannery and commensurately reduce the number of market sectors that it is currently serving and the number of types of canned products it produces. The transition of the Company's pineapple operations continues with an emphasis on upgrading production consistency and crop quality to deliver a supply of high quality fresh fruit.

        The fresh fruit market is a year-round business, which requires consistency of supply. In 2004, the Company began to change its agronomic practices and planting schedules in an effort to begin to produce a more consistent and predictable supply of fruit throughout the year. In addition, improved crop maintenance and agronomic practices have been implemented in 2004 to improve plant yields (tons of fruit per acre) and the overall quality of the Company's pineapple products in future harvests.

        In December 2003, the Company began to refocus its Pineapple business to its core Maui operations by selling substantially all of the assets of its Costa Rican subsidiary. In October of 2003, the Company also reached a strategic decision to cease production of its fresh-cut pineapple products and to abandon that product line.

        The Pineapple segment incurred an operating loss of $11.3 million for 2004 compared to an operating loss of $4.8 million for 2003. Pineapple segment revenues for 2004 decreased by $20.5 million

(20%) to $80.0 million compared to $100.6 million for 2003. The decline in 2004 results was partially due to lower sales volumes and higher costs as described further in the paragraphs that follow. The following non-recurring gains reduced the operating loss from continuing operations in 2004 and 2003:

Nonrecurring Items

  •
  In December 2004 the Company received $1.7 million from the U.S. Customs Service compared to $5.4 million from this program in 2003. These cash distributions were made pursuant to the Continued Dumping and Subsidy Offset Act of 2000, or the Dumping Act, which allows for distribution of antidumping duties to injured domestic producers. The distributions are recorded as "Other Income" in the Company's Consolidated Statements of Operations. The Dumping Act may be repealed and, as a result, the Company may not receive any further distributions of the antidumping duties collected by Customs.

    Anti-dumping duties have been in effect on canned pineapple fruit imported from Thailand since 1995. The duties can be increased or decreased annually based on reviews by the U.S. Department of Commerce that are conducted pursuant to requests by the Thai producers or the Company. The U.S. Department of Commerce and the U.S. International Trade Commission are scheduled to review the duties in 2005, at which time they will determine whether the duties will continue for the next five-year period.

  •
  Other income for 2003 also included non-recurring cash receipts of $2.9 million related to the settlement of certain lawsuits. Legal fees and consultant costs related to these issues were $2.5 million in 2003.

Discontinued Operations

  •
  In December 2003, the Company sold substantially all of the assets of its Costa Rican pineapple subsidiary with a carrying value of $6.5 million and recognized a gain from the sale of $2.9 million (after reduction for the 49% minority interest). The sale closed in December 2003 and title to all but two parcels of land was transferred to the buyer. In 2004, the sale of the remaining two parcels closed resulting in a gain of $839,000 (after reduction for the 49% minority interest). The operating results of the Costa Rican pineapple operations prior to the sale and the gains on the asset sales are reported as Discontinued Operations and prior period amounts have been restated for comparability. See Note 4 to Consolidated Financial Statements.

Canned and Fresh Pineapple Operations

        The volume of canned pineapple sales decreased by 27% for 2004 as compared to 2003, in large part reflecting the Company's strategy to sharply reduce supply to selected market segments. This market refinement has resulted in the average sales prices for the Company's canned pineapple products to increase by approximately 9% in 2004 compared to 2003. The Company implemented price increases for its canned product lines in March 2004, June 2004 and August 2004.

        Increased sales to the U.S. Government partially offset the reduction in sales volume to other sectors of the market. Sales to the U.S. government represented approximately 35% of net canned pineapple sales in 2004, compared to approximately 20% in 2003.

        The sale of fresh pineapple represented approximately 24% of net pineapple sales in 2004 compared to 18% in 2003. The volume of fresh pineapple sales increased by 15% in 2004 compared to 2003. Although the average sales prices for fresh pineapple in 2004 were about 5% lower than in 2003, the Company's net return (after shipping cost) on fresh pineapple sales was about 4% higher in 2004 reflecting the change in mode of transportation to deliver product (see discussion of shipping costs below). The softness in fresh fruit sales prices in 2004 reflect the over-supply market conditions in July and August due to precocious fruiting, particularly in Costa Rica, and highly competitive market conditions during the 2004 holiday season.

        Natural fruit differentiation, more commonly known as precocious fruiting, is a phenomenon experienced in commercial pineapple production. The effect is that pineapple plants begin to fruit naturally, usually during the summer, rather than under inducement. During the summer of 2004, precocious fruiting impacted nearly all fresh pineapple growing regions, including Maui, thus creating over-supply in all markets.

        Pineapple cost of sales decreased by 11% in 2004 compared to 2003 primarily because of the reduction in canned pineapple case sales volume. The Company's pineapple inventories are maintained on a last-in, first-out, or LIFO method of accounting. Therefore, in periods of rising prices, current production costs are higher than the average per unit values in inventory. In 2004, there was a partial liquidation of LIFO inventories resulting in lower production costs from prior years being included in cost of sales. Cost of sales would have been higher by $6.8 million based on 2004 production costs.

        The average per unit cost of sales is higher in 2004 than 2003 because of increased costs incurred at the plantations and higher per unit cannery costs. In 2004, the Company increased the total number of acres planted, with emphasis on Hawaiian Gold™ and organic pineapple. In 2004, the Company expended approximately $5.0 million (more than twice the average of the prior two years) for field preparation, crop maintenance, seed development and other expenditures in order to accomplish the Pineapple segment production goals, which were to improve the quality and consistency of its products, improve yields and mitigate the precursor conditions of precocious fruiting. These costs were included in cost of sales for 2004 because, under the Company's accounting method, all pineapple production costs incurred at the plantation are charged to the cost of crops harvested for the year. In addition, higher cost was incurred to harvest because of the precocious fruiting that occurred in the summer of 2004.

        Rainfall at the Company's pineapple plantations, particularly in the first 5 months of 2004, increased by as much as 300% as compared to the average for the last five years. This resulted in a delay of the Company's pineapple planting schedule and increased 2004 costs as the plantations caught up with the planned planting schedules.

        Pineapple shipping and marketing costs decreased by $5.1 million (31%) in 2004 compared to 2003. The reduction in these costs is due to the streamlining of canned pineapple sales distribution, resulting in a lower average per unit shipping cost. The reduction in fresh pineapple shipping costs in 2004 versus 2003 was due to greater use of surface shipment to the West Coast of the United States for the Company's fresh pineapple. In 2004, the Company shipped approximately 54% of its Hawaiian Gold™ and Champaka fresh pineapple by surface rather than by air. Airfreight was used in 2004 to mitigate the reduced shelf life of precocious fruit and to avoid the unloading delays at the harbor serving southern California. In 2003, the Company shipped about 18% of its fresh whole pineapple by surface. The increased use of surface shipment in 2004, which is substantially less costly, was possible partially because of the extended shelf life of the fruit resulting from improved post-harvest practices. The increased use of surface shipment reduced the average per unit fresh fruit shipping cost in 2004 by approximately 24% compared to 2003.

Outlook

        In 2005, the Company intends to continue to shift its pineapple production toward the fresh pineapple market with the goals of optimizing the balance of production and sales between the canned and fresh pineapple segments, and producing a high quality and reliable volume of fresh whole pineapples. The Company also intends to conclude the transition of reducing the number of types of canned products and the reduction in market sectors that it serves. The Company expects that in 2005 the cost of materials related to fuel sources that it uses to produce, package and ship its products, such as fertilizers, mulch paper, gasoline and freight costs will increase. The area most affected is expected to be the cost of shipping the Company's products to its customers. This cost is expected to be partially mitigated by increased utilization of ocean freight instead of airfreight. The Company will also be analyzing its costs on a consolidated basis in an attempt to gain purchasing advantages and other procedural changes to lower its costs. As the Company restructures its Pineapple operations, and in particular continues its emphasis on the fresh pineapple market, it will incur certain additional costs and expenses. Although not to the same extent as in 2004, the Company expects that it will continue to expend additional resources in 2005 to improve the quality and reliability of future crops. Because of the long pineapple growing cycle (18 to 23 months for the first crop), the benefit of most of the 2004 and 2005 expenditures will not be realized until later in 2005 through 2008. As the Company makes greater progress into the fresh pineapple market, it faces the risk of targeted market responses from its competitors.

        On February 28, 2005, the Company's Board of Directors approved the expenditure of $17.2 million for the construction of a multi-client processing facility that will replace the Company's present pineapple cannery, can plant and fresh fruit packing facility. The new facility is expected to reduce the Company's overall cost structure by integrating the fresh fruit and canning processes and by upgrading much of the current equipment. Construction of the new facility is expected to begin in July 2005 and be completed in July of 2006. The new facility will be constructed on a portion of the present cannery site in Kahului. The Company is evaluating the equipment and the improvements in the present cannery to determine which assets will be incorporated into the new facility and will accelerate depreciation of the assets it expects to abandon. See also Forward Looking Statements and Risks beginning on page 26 of this report.

RESORT

Overview

        The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), a 22,000 square foot shopping center through August 31, 2004 (Kapalua Shops), a real estate sales office (Kapalua Realty), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations. The Resort segment also includes the management of several leases, including the ground lease for the land underlying the Kapalua Bay Hotel (through August 31, 2004) and the Kapalua, Ritz-Carlton Hotel.

        On August 31, 2004, the Company contributed the fee interest in the land underlying the Kapalua Bay Hotel (and the ground lease was concurrently cancelled) and the landlord's interest in the Kapalua Shops in exchange for a 51% ownership interest in Kapalua Bay Holdings, LLC (Bay Holdings). Bay Holdings purchased the Kapalua Bay Hotel on the same date (see Note 3 to Consolidated Financial Statements). The Company's equity in the losses of Bay Holdings is included in the Development segment.

        Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drives the resort activity as reflected by golf play, merchandise sales, and lease revenues from the hotel ground leases and the retail outlets. Hotel and condominium room occupancies at Kapalua Resort increased by 6 percentage points in 2004 compared to 2003. Occupancies for the island of Maui increased by 3 percentage points and for the State of Hawaii occupancies increased by 4 percentage points compared to 2003.

        In 2004, the Company invested in the Resort in terms of funds and management time, as it undertook initiatives to plan for enhancement to the Kapalua brand, improvement to the overall quality and guest experience at Kapalua, and to put in place the "Kapalua Gold" program to upgrade and standardize the Villas furniture, fixtures and interiors to a new premium standard. In December 2004, two model Villa units were completed to showcase the "Kapalua Gold" program to the Villa owners. In 2004, the Company renovated the Villas reception center to a level that would be commensurate with the "Gold" standard, and invested in training of its concierge and bell staff to complement the physical improvements. A detailed assessment of all Villa units under the Company's management was conducted in 2004 and a comprehensive program to correct all deficiencies was performed. In July 2004, the Bay Course clubhouse restaurant was closed for renovation and remained closed at the end of 2004. In connection with the acquisition of the Kapalua Bay Hotel by Bay Holdings, the Company reacquired the use of the Bay Club, a seaside restaurant adjacent to the hotel. The Company has temporarily closed the Bay Club for renovation.

        The Resort segment produced an operating loss of $1.6 million for 2004, compared to an operating loss of $1.8 million for 2003. Revenues from the resort segment increased by $4.6 million (10%) to $49.0 million in 2004 compared to $44.5 million for 2003.

        Operating profit for 2004 from the Resort's golf, merchandise and Kapalua Realty operations exceeded 2003. Improved results from these operations were partially offset by lower lease revenues and lower results from the Villas rental operations. As discussed above, on August 31, 2004, the ground lease for the Kapalua Bay Hotel was cancelled and the Company contributed its landlord's interest in the Kapalua Shops to Bay Holdings (see Note 3 to Consolidated Financial Statements). Annual contribution to operating profit from the land lease and the Kapalua Shops was approximately $800,000 in 2004 and $930,000 in 2003. The Resort also had higher operating and general and administrative expenses in 2004 because of costs for deferred maintenance of facilities, expenses incurred to enforce and protect the Kapalua trade name, and increased fuel and energy cost. Rainfall at the Kapalua Resort through the first five months of 2004 was up to 300% higher than the average for the prior five years and negatively affected the Resort segment's operating results.

Golf, Merchandise, Villas and Realty Operations

        Revenues from golf operations increased by 6% for 2004 compared to the same periods in 2003, as the number of paid rounds of golf and the average green fees each increased by approximately 3%. Promotional programs in 2004 to increase golf play and Villa occupancies reduced the average green fees for most of 2004. Increased revenues from the golf operations were partially offset by new union contracts for the golf maintenance employees as of June 2003 and for the golf services employees as of March 2004.

        Merchandise sales increased by 13% in 2004 compared to 2003 due primarily to the increased number of visitors to Kapalua and to additional retail floor space with the opening of the Kapalua Collections store at the end of the first quarter of 2003.

        Revenues from the Kapalua Villas increased by 7% in 2004 compared to 2003, primarily reflecting increased occupancies. The average daily room rates in 2004 were about 1% lower than 2003. Occupancy at the Kapalua Villas increased by approximately nine percentage points in 2004 compared to 2003. Contribution to operating profit from the Villas was approximately $500,000 lower in 2004 compared to 2003. Lower results from the Villas operations were largely due to maintenance and other expenditures to upgrade and improve the facilities and the level of service provided by the Kapalua Villas.

        Kapalua Realty's commission income from the resale of residential units in the Kapalua Resort increased by over 100% in 2004 compared to 2003 reflecting both an increase in the number of residential units being resold and an increase in the average price of the transactions.

Outlook

        In 2005, the Company will continue to work through various initiatives to enhance and improve the Kapalua Resort. In the second quarter of 2005, the Resort will close the Plantation Golf Course for approximately 4 months for a comprehensive regrassing of the greens, renovation of the fairway bunkers and other course improvements. This, as well as the closure of the Bay Club and Bay Course restaurants, is expected to negatively impact the Resort's financial results. The Company will be aggressively promoting play on the Bay Course and the Village Course to make up for some of the shortfall in Plantation Course rounds and has developed a plan of activities and a marketing program designed to try to mitigate the effect of the Plantation Course closure. The Bay Course Clubhouse restaurant is expected to reopen in the second quarter of 2005 and the Bay Club is expected to reopen at the end of 2005. As mentioned above, the Company has put into place the Kapalua Gold program to work with the Villa owners to upgrade their units to new premium standards. This is a 3-year program and actual construction will begin in the second quarter of 2005.

        The many initiatives planned to improve and revitalize the Resort in 2005, could create the risk that the renovations taking place at Kapalua may detract from the guest experience and thereby negatively affect the Company's financial results. However, the risk of not moving forward with these initiatives is that the deteriorating condition of the Villas and other areas will negatively affect the Kapalua brand, customer loyalty and future financial results. See also Forward Looking Statements and Risks beginning on page 26 of this report.

DEVELOPMENT

Overview

        The Development segment includes the Company's real estate entitlement, development, construction and sales activities. The Company has approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks. While it is the Company's intention to retain most of its land holdings in open space, be it agriculture, parks, forest preserve, conservation or otherwise, the profitability of the Company is highly dependant on the Company's ability to develop a portion of its land assets into real estate products desired by the community and which meet the needs of the market.

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

        Beginning August 31, 2004, the Development segment includes the Company's investment in Kapalua Bay Holdings LLC, the owner and operator of the Kapalua Bay Hotel (see Resort, above and Note 3 to Consolidated Financial Statements).

        In 2004, the Company began a number of initiatives to revitalize and upgrade the Kapalua Resort. Many of the initiatives are capital projects that will be accounted for in the Development segment. The Company has hired outside consultants and continues to work towards increasing staffing to accomplish these initiatives.

        The Development segment reported an operating profit of $12.7 million compared to an operating loss of $46,000 for 2003. Revenues from this segment were $24.0 million for 2004 compared to $4.5 million for 2003.

Real Estate Sales

        Operating profit for 2004 includes $17.2 million from the sales of real estate compared to $1.7 million in 2003. In July 2004, sale of Honolua Ridge began and through year-end 2004, the sale of 17 lots had closed escrow. Revenues and profit from Honolua Ridge are being recognized using the percentage-of-completion method; thus $11.4 million of the sales proceeds received from the closing of lot sales were recorded as deferred revenues on the Company's balance sheet and revenues of $17.8 million were recognized in 2004. Construction of the subdivision improvements began in June 2004 and as of December 31, 2004, the improvements were approximately 60% complete. Construction of the subdivision improvements is expected to be substantially complete in April 2005. In May 2004, the sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture closed escrow resulting in operating profit of $810,000 to the Development segment. In March 2004, the sale of a 6.5-acre lot at Kapalua closed escrow resulting in operating profit of $4.0 million.

        Operating results for 2003 includes the sale of 32 lots in the Company's Kapua Village employee subdivision, contributing revenues of $2.9 million in 2003. Kapua Village is a 45-lot employee subdivision developed by the Company. Sales began in December 2002 and were completed in the third quarter of 2003. Results for 2003 also includes revenues of $655,000 from the sale of one lot in the Pineapple Hill Estates subdivision at Kapalua.

        In addition to real estate sales, the Development segment operating profit for 2004 includes $779,000 of losses from the Company's equity investment in Kapalua Bay Holdings LLC.

        Real estate development and sales are cyclical and depend on a number of factors. Results for one period are, therefore, not necessarily indicative of future performance trends for this segment.

Outlook

        In 2004, Honolua Ridge Phase II, a 25-lot residential subdivision at Kapalua, received preliminary subdivision map approval from the County of Maui. It is anticipated that the Company will receive bonded final subdivision approval in the second quarter of 2005 and that sales and construction of the lots will commence in the third quarter of 2005.

        Entitlement work for Kapalua Mauka, the Company's 690 unit project located upslope of the Kapalua Resort; for Pulelehua, a traditional community to be developed for working families in West Maui; for Hali'imaile Town, a holistic artist community to be developed in Upcountry, Maui; and for the Kapalua Bay Hotel redevelopment will continue in 2005.

        Kapalua Village, phase I, which will add approximately 12,000 square feet of commercial space to the central Kapalua Resort area, is expected to begin construction in the summer of 2005.

        In 2005, the Development segment will continue to work towards expanding staffing and capacity to accomplish the many projects that are slated for the Kapalua Resort revitalization and the Company's other real estate development and sales projects. Particularly at risk in 2005 is that the Company may not be able to secure the level of development managers, support services and financial capacity to accomplish its goals. See also Forward Looking Statements and Risks beginning on page 26 of this report.

Comparison of Years Ended December 31, 2003 and 2002

CONSOLIDATED

        The Company reported net income of $6.0 million for 2003 compared to a net loss of $5.7 million for 2002. Most of the improved net results were from the sales of the Napili Plaza, the Company's interest in the Queen Ka'ahumanu Center, and the assets of the Costa Rican pineapple subsidiary, as well as non-recurring Pineapple cash receipts related to the settlement of lawsuits and receipt of the proceeds of anti-dumping duties from the federal government. These transactions contributed pretax income of $26.6 million to 2003 and generated cash flow that resulted in a 46% or $23.3 million reduction of the Company's debt as of December 31, 2003.

        Overall, consolidated operating results benefited from some improvement in the Company's ongoing operations, but the material improvements reflected in the 2003 financial results were from non-recurring sources.

Consolidated General and Administrative Expenses

        Increased general and administrative expenses continued to negatively affect the Company's results in 2003. Consolidated general and administrative expenses for 2003 increased by $7.8 million or 34% to $30.5 million from $22.7 million in 2002.

        The major components of the difference between 2003 and 2002 were as follows ($ in millions):

	2003	2002	inc (dec)
Pension & other post retirement benefits	$3.1	$2.0	$1.1
Employee severance expense	3.0		3.0
Depreciation	2.6	1.8	0.8
Write-offs of equipment & other assets	2.4	—	2.4
Insurance	1.6	1.2	0.4
Other (net)	17.8	17.7	0.1

Total	$30.5	$22.7	$7.8

        The increase in employee severance costs was due to management changes at the corporate level as well as in the Pineapple and Resort segments, and to reductions in force, in particular in the Pineapple segment. The write off of assets and increase in depreciation were primarily attributable to the Pineapple segment and are explained in more detail in the Pineapple section below. Pension expense, other than special termination benefits, increased in 2003 because of a reduction in the discount rate from 7.25% in 2002 to 6.75% in 2003, and due to negative returns on pension asset investments in 2001 and 2002. Company-wide insurance expense, in particular for casualty and executive liability, increased by approximately 23% in 2003 compared to 2002. The increase in insurance expense is primarily a reflection of the insurance industry experience and not the experience of the Company.

Consolidated Interest Expense

        Interest expense increased by 6% to $2.5 million in 2003 from $2.4 million in 2002 largely due to interest expense on prior years' federal income tax adjustments that were settled in 2003 and to a lower amount of interest capitalized in 2003 than in 2002. In 2002, interest was capitalized on the installation of the integrated accounting system that was placed in service as of January 2003. The Company's average interest rates were slightly higher in 2003 as compared to 2002 because a portion of the Company's $15 million term loan was based on a three-year rate, which was higher than the six-month rate used in the prior year. The Company's average borrowings in 2003 were lower than 2002.

PINEAPPLE

Overview

        Pineapple operations incurred an operating loss from continuing operations of $4.8 million for 2003 compared to an operating loss of $8.9 million for 2002. Revenues for 2003 were $100.5 million compared to $92.5 million in 2002. While basic operations showed improvement in 2003, the Pineapple segment results were affected by several nonrecurring items.

Nonrecurring Items

  •
  In December 2003, the Company received $5.4 million from the U.S. Customs Service compared to $530,000 in 2002 pursuant to The Dumping Act.

  •
  In December 2003, the Company sold substantially all of the assets of its Costa Rican pineapple subsidiary with a carrying value of $6.5 million and recognized a gain from the sale of $2.9 million (after reduction for the 49% minority interest). The sale closed in December 2003 and title to all but two parcels of land was transferred to the buyer. The operating results of the Costa Rican pineapple operations prior to the sale and the gain on the sale are reported as discontinued operations and prior period amounts have been restated for comparability. See Note 4 to Consolidated Financial Statements.

  The sales agreement provided for withholding $3.1 million of the sales price (estimated $700,000 gain after reduction for minority interest) pending the transfer of title to the two remaining properties. The sale of the remaining two parcels was recognized in 2004 when titles to the properties were transferred to the buyer.

  •
  Revenues for 2003 also include non-recurring cash receipts of $2.9 million related to the settlement of certain lawsuits. Legal fees and consultant costs related to these issues were $2.5 million in 2003 compared to $3.4 million in 2002.

Canned and Fresh Pineapple Operations

        In 2003, the volume of canned pineapple sales declined compared to 2002, but average prices exceeded 2002 by approximately 5%. The higher average prices were the result of general mid-year price increases in 2003 and to an increase in sales volume of larger #10 size cases to the U.S. government. Also in 2003, the volume of Hawaiian Gold™ sales exceeded 2002, but the average sales prices were lower by approximately 18%. The reduction in price is estimated to be partially due to an increase in the supply of fresh pineapple because of higher worldwide production levels. In 2003, 18% of net pineapple sales from continuing operations were from fresh pineapple compared to 15% in 2002. This continued shift towards fresh sales contributed to the improved operating results in 2003.

        In 2003, Pineapple segment cost of sales were lower than the prior year by about 2% and shipping and selling expenses were higher by about 6%. In 2003, there was a partial liquidation of the LIFO inventories resulting in lower per unit production costs from prior years being included in cost of sales. Cost of sales would have been higher by $580,000 based on current per unit production costs. Excluding the effect of the LIFO liquidation, the variance in cost of sales and shipping and selling costs were primarily reflective of changes in sales volume of canned and fresh pineapple, as opposed to changes in per unit production, shipping or selling costs or methods. The Company's gross profit margin from fresh whole pineapple is higher than that of canned pineapple products. At year-end 2003, pineapple products inventories were lower than 2002 by $7.2 million, principally reflecting a reduction in the inventory of canned pineapple.

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

RESORT

Overview

        Kapalua Resort reported an operating loss of $1.8 million for 2003 compared to an operating loss of $227,000 for 2002. Resort revenues were $44.5 million in 2003 compared to $42.5 million in 2002.

Golf, Merchandise & Villas

        Revenues from the golf operations increased by 2% in 2003, primarily due to higher average green fees. Paid rounds of golf were higher in 2003, but the increase was less than commensurate with the increase in room occupancies at the Resort. Higher room occupancies in 2003 were responsible for increased Villa revenues, as the average room rates were about 3% lower in 2003 compared to 2002. In 2003, room occupancies at Kapalua Resort increased by approximately 8%. This was about the same as the hotel and resort condominium occupancy for the State of Hawaii in total. The island of Maui as a whole experienced almost a 12% increase in occupancies in 2003 over 2002. Merchandise sales in 2003 exceeded 2002 by 9%, primarily reflecting higher sales volume and increased floor space with the opening of the Kapalua Home store in December 2002.

        Although revenues from these operations increased in 2003, operating profit declined because of increased operating expenses and higher general and administrative costs. Increased expenses in 2003 largely reflect a renegotiated union contract for the Company's golf course maintenance employees early in 2003, an increase in the number of employees at the resort, increased workers compensation costs, higher pension costs and severance expense.

DEVELOPMENT

Overview

        The Development segment incurred an operating loss of $46,000 in 2003 compared to an operating profit of $2.8 million in 2002. Revenues for 2003 were $4.5 million compared to $9.6 million for 2002.

Real Estate Sales

        In 2002, nine of the 11 lots remaining in Pineapple Hill Estates and the two remaining lots in Plantation Estates were sold. Also in 2002, one of the remaining Pineapple Hill Estates lots was contributed to a joint venture for construction of a custom home. In 2003, the last Pineapple Hill Estates lot and a remnant land parcel in the Resort were sold.

        Development revenues and operating profit for 2003 and 2002 also include the closing of 32 and 13 lot sales, respectively, in the Kapua Village Employee Subdivision. The closing of lot sales began in December 2002 and was completed in the third quarter of 2003. Operating profit includes gains from these sales of $995,000 and $410,000, for 2003 and 2002, respectively. Revenues for 2002 also included $624,000 from other land sales.

COMMERCIAL & PROPERTY

Overview

        The Commercial & Property segment reported an operating profit from continuing operations of $12.6 million for 2003 compared to an operating loss of $1.1 million for 2002. Operating revenues attributable to this segment were $1.8 million in 2003 compared to $3.0 million in 2002. Several nonrecurring items affected the operating results.

Nonrecurring items

  •
  In September 2003, the Queen Ka'ahumanu Center was sold for $75 million. Kaahumanu Center Associates, or KCA, a limited partnership in which the Company was the general partner, owned the Center. The Company's equity in earnings of KCA was $12.7 million in 2003 (reflecting the gain from the sale of the Center) as compared to a loss of $1.3 million in 2002. By agreement between the partners, KCA was dissolved upon the sale of the Center and the Company's accumulated losses recognized in excess of its investment of $11.8 million were recognized as income (included in equity in earnings). The Company, as managing partner, is winding up the affairs of the partnership. The winding up period, as defined by the agreement, will run for at least thirteen months following the closing of the sale.

  •
  In August 2003, the Company sold the Napili Plaza for $7.1 million. The gain from this sale of $1.9 million and the results of operations prior to the sale are reported as Discontinued Operations. Prior period amounts have been restated for comparability. See Note 4 to Consolidated Financial Statements.

        The Napili Plaza and the Company's investment in Kaahumanu Center Associates were the two primary assets in the Commercial & Property segment. In 2004, the remaining Commercial & Property rentals and the Company's land entitlement activities are reported in the Development segment and all prior period amounts were restated for comparability.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Reduction

        At December 31, 2004, the Company's total debt, including capital leases, was $17.3 million, a reduction of $9.6 million from December 31, 2003. During 2004, the following sources of cash were partially used to reduce debt:

  •
  A reduction in the Pineapple segment's trade accounts receivable by $12.5 million partially due to higher than average sales late in 2003 that were collected in early 2004.

  •
  Cash distributions to the Company from the Costa Rican subsidiary of $2.8 million, as a result of the sale of substantially all of the foreign subsidiary's assets in 2003 and 2004.

  •
  Net cash proceeds to the Company of $28.7 million from the sale of real estate, including proceeds from the closing of 17 lot sales at Honolua Ridge and a 6.5-acre conservation-zoned land parcel.

Operating Cash Flows

        Operating activities for 2004 provided $27.6 million of net cash flows compared to $16.2 million in 2003 and $3.0 million in 2002. By business segment, these cash flows were approximately as follows ($ in millions):

	2004	2003	2002
Pineapple	$8.2	$15.2	$(1.4)
Resort	5.4	5.6	5.1
Development	25.0	1.4	5.3
Corporate, Interest, Taxes & Other	(11.0)	(6.0)	(6.0)

Total	$27.6	$16.2	$3.0

        The variation in cash flows from the Pineapple segment operating activities primarily relates to the level of operating loss, which was $11.3 million in 2004, $4.8 million in 2003 and $8.9 million in 2002, and the timing of the collection of accounts receivable. The fluctuation in the level of operating loss in part reflects differences in non-recurring cash as a result of legal fees, settlement of lawsuits, and government subsidies, as discussed in the sections above.

        The Development segment cash flows generally vary with the amount of new real estate product available for sale. In July 2004, the Company began sales of Honolua Ridge, a 25-lot residential subdivision and 17 lot sales closed escrow in 2004. In 2004, sales proceeds from the Honolua Ridge subdivision of $29.2 million exceed revenues recognized using the percentage-of-completion method by $11.4 million. In 2003 and 2002, there was no new luxury real estate product put into inventory.

        Corporate, taxes, interest and other for 2004 includes net income tax payments of $2.5 million, compared to a net refund in 2003 of $312,000 and net payments in 2002 of $767,000. In addition, other cash receipts from operating activities in 2003 includes $1.3 million related to the sale of Queen Ka'ahumanu Center.

Non-Recurring Investing Cash Outflows

        Cash used in investing activities for 2004 includes the following non-recurring transactions:

  •
  $3.9 million for the purchase of ten acres in West Maui, expected to be used for the Company's future headquarters, was paid in January 2004;

  •
  $1.9 million was expended in June 2004 for the purchase of three industrial lots on Oahu, which were exchanged with the State of Hawaii for 223 acres at Kapalua located adjacent to the Company's Kapalua Mauka project;

  •
  The Company made a $500,000 cash contribution for a 51% membership interest in Bay Holdings (see Note 3 to Consolidated Financial Statements);

  •
  $500,000 was invested in Series A preferred convertible stock of the Hawaii Superferry in May 2004; and

  •
  Cash distributions totaling $5.7 million were paid to the minority shareholders of the Company's Costa Rican subsidiary.

Future Cash Outflows

        Capital expenditures in 2005 for the Pineapple segment are expected to be approximately $14.8 million, of which approximately $1.1 million are for replacements of existing equipment. The estimated capital expenditures for the Pineapple segment includes $9.7 million (of a total cost of $17.2 million) for planning, design and construction of a new multi-client processing facility that was approved by the Company's Board of Directors in February 2005. The processing facility will replace the Company's present pineapple cannery, can plant and fresh fruit packing facility. Construction of the new facility is expected to begin in July 2005 and be completed in July of 2006.

        For the Resort segment, 2005 capital expenditures are expected to be $6.9 million. This amount includes $1.8 million for renovation of the Plantation Course greens and fairway bunkers, the Bay Course clubhouse restaurant, and renovation or replacement of existing equipment and facilities.

        The Development segment expects to incur $6.5 million in 2005 to renovate the Bay Club restaurant and other resort facilities. Development expenditures expected for 2005 also includes $18.6 million of planning and development costs for projects that will be sold as inventory or retained for use by the Company.

        The Company expects to incur capital expenditures in 2005 of approximately $3.2 million to renovate and upgrade its existing information systems. In total, the capital expenditures and planning costs described above total $50 million. The projects constructed for sale to the public might be funded by pre-sale proceeds. The Company is in the process of securing an increase to its existing credit facilities to fund some of these projects. In connection with the planning for the various projects, the Company will analyze the feasibility of proceeding with each project and may seek project specific financing for some of the capital projects.

        At December 31, 2004, the Company had unused short- and long-term credit lines of $16.4 million. The Company is currently in the process of obtaining an increase in its existing credit lines to fund some of the expected expenditures in 2005. The Company believes that cash flows from operations will be sufficient to meet future debt service for existing long-term debt. The Company also believes that (although no assurances can be given), because of the significant debt reduction that it achieved in 2003 and 2004, it will be able to obtain the necessary financing for any new capital projects.

Contractual Obligations

        Following are summaries of the Company's contractual obligations as of December 31, 2004 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1-3	4-5	After 5
Long-term debt	$16,594	$3,026	$3,768	$9,800	$—
Capital lease obligations (including interest)	689	302	387	—	—
Interest on long term debt(1)	2,766	804	1,255	707	—
Operating leases(2)	2,004	364	719	463	458
Purchase commitments(2)	6,469	6,275	194	—	—
Other long-term liabilities(3)	5,914	1,131	1,254	1,166	2,363

Total	$34,436	$11,902	$7,577	$12,136	$2,821

(1)
Future interest payments on long term debt was calculated assuming that future interest rates equal the rates at December 31, 2004.

(2)
These operating leases and purchase commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.

(3)
Amounts consist primarily of payments due under the Company's deferred compensation plan, unfunded pension payments and severance plans. Where pension payments were for lifetime, payments were estimated for 5 additional years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's accounting policies are described in Note 1 to Consolidated Financial Statements (included in Item 8). The preparation of financial statements in conformity with generally accepted accounting principles require the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in the Company's financial statements. The accounting policies and estimates that the Company has identified as critical to the financial statements were as follows:

  •
  The percentage of completion method is used to recognize revenues (and profits) from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement period on the basis of costs incurred as a percentage of total costs to be incurred.

  In 2004, the Company recognized revenues using the percentage-of-completion method for the sales of 17 lots in the Honolua Ridge residential subdivision. At December 31, 2004, construction of the improvements for Honolua Ridge was estimated to be 60% complete. The estimate of the percentage of completion was based on costs incurred through year-end 2004 plus costs to be incurred in future years (including costs for contracts that have not yet been consummated). This estimate could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed.

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by the Company's Development segment, totaled $10.3 million at year-end 2004. Such amounts are carried on the balance sheet at the lower of cost or estimated fair value. Based on the Company's future development plans for Kapalua and other properties, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of the Company's development plans and the uncertainty of when or if certain parcels will be developed. Approximately $3.5 million of the Resort deferred development costs relate to a fee paid by the Company to the County of Maui for future sewerage capacity. Management estimates that the capacity in the sewerage system will be available for future development projects.

  •
  The Company's Pineapple segment expects to continue to shift its production and sales volume from canned to fresh pineapple. Management has evaluated the fixed assets of the Pineapple segment in view of the prospective shift in operations and presently estimates that the net book value of all assets, carried on the balance sheets at cost less accumulated depreciation, will be recoverable from future operations. This estimate could be affected by management's estimate as to the rate of production of the canning operations and by decisions that management could make regarding the size and locations of future pineapple operations. These decisions could result in a change in the depreciable lives of the assets, or in a write down of their carrying values. See the Pineapple segment's 2005 outlook in the Management's Discussion and Analysis section for a discussion of the recently-approved new multi-client processing facility.

  •
  Pension expense for the Company's two defined benefit pension plans utilize actuarial estimates of employees' expected service period, age at retirement, and compensation levels, as well as estimates as to employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees' life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate.

  •
  The allowance for doubtful accounts is calculated based on assumptions determined by management as to its portfolio of accounts receivable. It is based on knowledge that management has about specific accounts and on historical levels of uncollectible accounts. These assumptions are subject to the risk of change because of the amount of judgment required as well as the inherent risk of using the past to forecast the future.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company uses the LIFO method of accounting for its pineapple inventories. Under this method, the cost of products sold approximates current cost and, during periods of rising prices, the ending inventory is reflected at an amount below current cost. See Note 2 to the Consolidated Financial Statements for a discussion of the effects of the current year's LIFO liquidation. The replacement cost of pineapple inventory was $13 million at December 31, 2004, which is $8 million more than the amount reflected in the financial statements.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At December 31, 2004, 80% of the Company's short- and long-term borrowings carried interest rates that were periodically adjustable to the prime rate, a Federal Farm Credit Bank index rate or to a LIBOR rate, and 20% carried interest at fixed rates. Based on debt outstanding at the end of 2004, a hypothetical increase in interest rates of 100 basis points would increase the Company's interest expense by approximately $100,000 and a hypothetical decrease in interest rates of 100 basis points would increase the fair value of the Company's long-term debt by approximately $71,000. At December 31, 2004, the fair value of the Company's long-term debt exceeded the carrying value by approximately $661,000 as a result of a general decrease in quoted interest rates.

        The Company does not believe that the market risk exposure due to foreign exchange transactions would have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS AND RISKS

        This report contains forward-looking statements (within the meaning of Private Securities Litigation Reform Act of 1995) as to a variety of matters, including the following:

  •
  the timing and success of the Kapalua Bay Hotel redevelopment;

  •
  the timing and success of the Kapalua Resort initiatives to enhance and improve the resort, including renovations of the Plantation Golf Course, the Bay Club, the Bay Course restaurant and the Villas;

  •
  the cost to remediate certain soils;

  •
  new procedures and practices to balance revenue sources and timing of production volume to strengthen the pineapple operations;

  •
  reduction in the number of types of canned products canned and sold;

  •
  2005 expectations as to cash commitments;

  •
  2005 expectations as to cash flows from operating and investing activities;

  •
  recoverability from operations of real estate development deferred costs and the net book value of Pineapple segment assets;

  •
  construction and completion of the new pineapple processing facility;

  •
  the reduction in Pineapple operations cost structure after construction of the new processing facility;

  •
  shifting towards greater levels of fresh fruit production;

  •
  the future cost of compliance with environmental laws;

  •
  improvement of practices in areas of soil, water and energy conservation;

  •
  improvement of relationships with neighbors through improved farm practices and renewed emphasis on communications; and

  •
  the effect of assumption changes on net periodic pension and other benefit costs.

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

Dependency on certain key personnel.

        The Company is currently dependent upon the ability and experience of certain key management employees. There can be no assurance that the Company will be able to retain their services. The Company does not currently carry key man insurance on any of these individuals, and loss of one or more can have a material adverse effect on financial results.

Real Estate Investments are subject to numerous risks.

        The Company is subject to the risks that generally relate to investments in real property because it develops and sells real property, primarily for residential use. Also, the Company has a 51% ownership interest in Kapalua Bay Holdings LLC, which owns and operates the Kapalua Bay Hotel. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

If the Company is unable to complete land development projects within forecasted timing and budgeting, or at all, financial results may be negatively affected.

        The Company intends to develop resort properties, as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

  •
  construction delays or cost overruns that may increase project costs;

  •
  receipt of zoning, occupancy and other required governmental permits and authorizations;

  •
  development costs incurred for projects that are not pursued to completion;

  •
  earthquakes, hurricanes, floods, fires or other natural disasters that could adversely impact a project;

  •
  defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

  •
  ability to raise capital;

  •
  governmental restrictions on the nature or size of a project or timing of completion; and

  •
  potential lack of adequate building/construction capacity for large development projects.

        If any development project is not completed on time or within budget, our financial results may be materially affected.

If the Company is unable to obtain required land use entitlements at reasonable costs, or at all, its operating results would be adversely affected.

        The Company's financial results are highly dependant on our real estate development business segment. The financial performance of our real estate development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often times difficult, costly and may take several years, or more, to complete. In some situations, the Company may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development.

If the planning and construction of infrastructure in Maui is not improved, particularly in the area of transportation, this could result in additional difficulty or the inability of the Company to move forward with its planned development projects, which could negatively impact its financial results.

        The roads and highways in Maui are currently inadequate to serve the residents and visitors. Planning and construction of this infrastructure has not been done with a long-term perspective and in coordination with the needs of the community. The result has been that heavily traveled highways in Maui are congested and a comprehensive planning approach to co-locating housing, schools and employment has not been adopted by the planning authorities. This lack of comprehensive planning may result in continued infrastructure stress in Maui and can be a major impediment to future development. Infrastructure stress can also lead to a deterioration of the visitor experience and the quality of life for residents, which in turn can impact the Company's ability to attract discriminating customers, employees, vendors and contractors.

The historical price and market for luxury real estate on Maui has been highly cyclical and if the market demand for luxury real estate were to decrease, the Company's operating results could be adversely affected.

        The highs and lows in the market cycle can prevail for multiple years at a time. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect the Company's operating results.

If the Company is unable to successfully compete with other developers of luxury real estate on Maui, its financial results could be materially affected.

        The Company's real estate product faces competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, the Company's competitors are larger than it is and have greater access to capital. If the Company is unable to compete with these larger competitors, its financial results could be materially affected.

If the Company cannot attract and retain skilled workers for its resort operations, its financial results could be negatively impacted. There is a potential lack of adequate skilled workers on Maui for larger development projects.

        The Company's three golf courses require a large number of course and facility maintenance and operations workers; and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, the Company's resort operations require a large number of workers to maintain the quality and level of service that it strives to provide to its customers. The Company's plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If the Company and other Maui businesses are unable to work with the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted.

The Company may be subject to certain environmental regulations under which it may have additional liability and experience additional costs for land development.

        Various federal, state, and local environmental laws, ordinances and regulations regulate the Company's properties and could make it liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property it currently owns or operates or that it previously owned or operated. These laws could impose liability without regard to whether the Company knew of, or was responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize the Company's ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If the Company arranges for the disposal or treatment of hazardous or toxic wastes, it could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if it never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit the Company's ability to develop, use, sell or rent its real property.

The Company's pineapple operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

        The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three United States companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Central America, Thailand and Indonesia also are a major source of competition. Producers of pineapple in foreign countries have substantially lower labor cost than the Company.

        The Company's marketing strategy is to compete based on the premium quality of our fresh pineapple product and being the only company that cans all of its pineapple in the United States. If it cannot compete effectively with these larger companies and lower cost producers, its financial results could be adversely affected.

If the Company is unable to successfully compete with other producers of fresh and canned pineapple, our financial results could be materially affected.

        The fresh and canned pineapple markets are highly competitive. A decline in the price of pineapple or increases in the price of fuel or packaging materials could adversely affect operating results. The growing, planting and harvesting of crops can be affected by adverse weather conditions, thereby increasing costs and eroding profit margins. Agricultural chemicals used in the past have resulted in contingent liabilities that could result in future claims against the Company.

One customer has provided a substantial portion of the Company's canned pineapple sales; the loss of this customer may have a material adverse effect on operating results.

        The United States government represented approximately 35% and 20% of the Company's canned pineapple sales for 2004 and 2003, respectively. It is difficult to predict whether the United States government will continue to represent such a significant portion of our canned pineapple sales in the future because the Company does not have a long-term contract to supply pineapple to the government. If it were to lose this customer, operating results would be negatively affected.

Because the Company is located in Hawaii and therefore apart from the mainland United States, it is more sensitive to certain economic factors, which may adversely affect operating results.

        The real estate Development segment and the Resort operations segment are dependent on attracting visitors to Kapalua and to Maui and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat or perceived threat of heightened terrorist activity in the United States, could affect a potential visitors' choice of vacation destination or second home location.

        The Company's pineapple operations are dependent on ocean, surface and airfreight to transport canned and fresh pineapple to customers on the mainland United States. Increases in the cost of energy, and other factors that affect the cost and reliability of ocean, surface and airfreight will affect the financial results from the Pineapple segment.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Maui Land & Pineapple Company, Inc.:

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Honolulu, Hawaii March 14, 2005

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands Except Per Share Amounts)
OPERATING REVENUES
Net sales	$115,715	$109,116	$112,090
Operating income	35,182	33,246	33,623
Other income	2,352	8,971	1,914

Total Operating Revenues	153,249	151,333	147,627

OPERATING COSTS AND EXPENSES
Cost of goods sold	71,226	74,832	79,582
Operating expenses	36,177	33,188	32,888
Shipping and marketing	15,621	19,379	18,746
General and administrative	29,347	30,537	22,679

Total Operating Costs and Expenses	152,371	157,936	153,895

Net Operating Income (Loss)	878	(6,603)	(6,268)

Equity in earnings (losses) of affiliates	(727)	12,678	(1,178)
Interest expense	(1,159)	(2,526)	(2,389)
Interest income	23	167	114

Income (Loss) From Continuing Operations Before Income Taxes	(985)	3,716	(9,721)
Income Tax Expense (Benefit)	(528)	1,500	(3,697)

Income (Loss) From Continuing Operations	(457)	2,216	(6,024)
Income From Discontinued Operations (net of income tax expense of $46, $3,019 and $191	74	3,781	315

NET INCOME (LOSS)	(383)	5,997	(5,709)

EARNINGS PER COMMON SHARE— BASIC AND DILUTED
Continuing Operations	(.06)	.31	(.83)
Discontinued Operations	.01	.52	.04

Net Income (Loss)	$(.05)	$.83	$(.79)

Average Common Shares Outstanding	7,197,808	7,195,800	7,195,800
Average Common Shares Outstanding Assuming Dilution	7,197,808	7,200,811	7,195,800

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Net Income (Loss)	$(383)	$5,997	$(5,709)
Minimum pension liability, net of income taxes of $(1,007), $1,321 and $(2,835)	(1,792)	2,690	(5,039)
Foreign currency translations	111	(77)	68

Comprehensive Income (Loss)	$(2,064)	$8,610	$(10,680)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,531	$7,863
Accounts receivable, less allowance of $825 and $994 for doubtful accounts	12,716	24,141
Inventories
Pineapple products	4,666	7,253
Real estate held for sale	2,966	—
Merchandise, materials and supplies	7,468	6,010
Prepaid expenses and other assets	2,299	3,274
Deferred income taxes	5,724	2,747

Total Current Assets	47,370	51,288

OTHER ASSETS	19,656	15,344
PROPERTY
Land	9,024	4,644
Land improvements	55,026	56,292
Buildings	49,493	52,904
Machinery and equipment	124,765	131,929
Construction in progress	2,158	3,269

Total Property	240,466	249,038
Less accumulated depreciation	146,569	153,990

Net Property	93,897	95,048

TOTAL	$160,923	$161,680

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,026	$3,576
Current portion of capital lease obligations	288	274
Trade accounts payable	12,703	12,434
Payroll and employee benefits	5,491	5,260
Income taxes payable	175	1,854
Deferred revenue	13,018	1,188
Other accrued liabilities	1,485	3,135

Total Current Liabilities	36,186	27,721

LONG-TERM LIABILITIES
Long-term debt	13,568	22,298
Capital lease obligations	385	698
Accrued retirement benefits	33,071	30,168
Deferred income taxes	3,037	2,385
Other noncurrent liabilities	2,551	1,536

Total Long-Term Liabilities	52,612	57,085

MINORITY INTEREST IN SUBSIDIARY	504	5,330
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock—no par value, 8,000,000 shares authorized, 7,226,550 and 7,195,800 shares issued and outstanding	13,335	12,455
Additional paid in capital	1,456	195
Retained earnings	60,971	61,354
Accumulated other comprehensive loss	(4,141)	(2,460)

Stockholders' Equity	71,621	71,544

TOTAL	$160,923	$161,680

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 2004

(Dollars and Shares in Thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings
	Shares	Amount
Balance, December 31, 2001	7,196	$12,455	$—	$61,066	$(102)
Minimum pension liability					(5,039)
Foreign currency translations					68
Net loss				(5,709)

Balance, December 31, 2002	7,196	12,455		55,357	(5,073)
Stock compensation expense			195
Minimum pension liability					2,690
Foreign currency translations					(77)
Net income				5,997

Balance, December 31, 2003	7,196	12,455	195	61,354	(2,460)
Stock compensation expense			2,141
Vested restricted stock issued	31	880	(880)
Minimum pension liability					(1,792)
Foreign currency translations					111
Net loss				(383)

Balance December 31, 2004	7,227	$13,335	$1,456	$60,971	$(4,141)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
OPERATING ACTIVITIES
Net income (loss)	$(383)	$5,997	$(5,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	10,040	12,184	11,072
Stock based compensation	2,141	195	—
Equity in (earnings) losses of affiliates	1,000	(12,678)	1,178
(Gain) loss on property disposals	87	(6,300)	(648)
Deferred income taxes	(1,317)	589	(349)
(Increase) decrease in accounts receivable	11,349	(3,893)	(5,568)
(Increase) decrease in refundable income taxes	—	3,031	(2,709)
(Increase) decrease in inventories	(699)	10,102	3,015
Increase (decrease) in trade payables	141	(699)	2,906
Increase (decrease) in income taxes payable	(1,679)	1,436	(1,217)
Net increase in deferred revenues	11,830	100	100
Net change in other operating assets and liabilities	(4,890)	6,122	930

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,620	16,186	3,001

INVESTING ACTIVITIES
Purchases of property	(11,360)	(6,738)	(10,401)
Proceeds from sales of property	1,657	17,261	687
Distributions from affiliates	433	—	—
Contributions to affiliates	(1,090)	—	—
Proceeds from (payments for) other assets	(2,840)	3,258	(2,177)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,200)	13,781	(11,891)

FINANCING ACTIVITIES
Proceeds from long-term debt	11,500	24,848	26,129
Payments of long-term debt	(20,780)	(44,912)	(20,926)
(Payments of) proceeds from short-term debt	—	(2,897)	2,050
Payments on capital lease obligations	(299)	(291)	(495)
Other	(1,173)	490	617

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,752)	(22,762)	7,375

NET INCREASE (DECREASE) IN CASH	3,668	7,205	(1,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,863	658	2,173

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,531	$7,863	$658

Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities:

1.
Cash paid (received) during the year (in thousands):

Interest (net of amount capitalized)	$1,184	$2,445	$2,477
Income taxes	2,450	(312)	767
2.
Amounts included in accounts payable for additions to property and other investments totaled $790,000, $554,000 and $620,000, respectively, at December 31, 2004, 2003 and 2002.

3.
In 2004, the Company contributed property with a net book value of $1.7 million to Kapalua Bay Holdings, LLC. See Note 3 to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and subsidiaries, primarily Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company's principal operations include production and sale of pineapple products, resort operations, and real estate development and sales. Significant intercompany balances and transactions have been eliminated.

STATEMENTS OF OPERATIONS FORMAT

        In 2004, the Company changed to an "operating" format for its Statements of Operations by reporting Operating Revenues and Operating Costs and Expenses. Interest expense, interest income, and equity in earnings (losses) of affiliates are excluded from operating revenues and expenses. The Company believes that the new format results in a better presentation of its revenues and expenses. The 2003 and 2002 Statements of Operations have been restated to conform to the new presentation.

COMPREHENSIVE INCOME

        Comprehensive income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Comprehensive income includes the minimum pension liability (see Note 8) and foreign currency translation adjustments.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less.

INVENTORIES

        Inventories of tinplate, cans, ends and canned pineapple products are stated at cost, not in excess of market value, using the dollar value last-in, first-out ("LIFO") method.

        The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), "Accounting by Agricultural Producers and Agricultural Cooperatives," states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company's growing (unharvested) crops at December 31, 2004, consisted of approximately 4,200 acres in various stages of growth that will be harvested principally in the years 2005 through 2007, and are expected to yield an average of approximately 26 tons per acre. At December 31, 2003, growing crops consisted of approximately 7,600 acres that will be harvested in the years 2004 through 2006, and are expected to yield an average of approximately 30 tons per acre. The estimated average yield of tons per acre reflects the Company's expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre. The reduction in planted acreage from December 31, 2003 to December 31, 2004 reflects management's decision to discontinue farming certain fields that were considered less productive.

        Real estate held for sale is stated at the lower of cost or fair value less cost to sell. These costs generally include direct on-site construction costs, offsite improvement cost, planning and permitting costs for the project, and the cost of the land.

        Merchandise, materials and supplies are stated at cost, not in excess of market value, using the retail and average cost methods. Merchandise inventories are retail inventories held for sale at the Kapalua Resort. Materials and supply inventories include amounts for both the Pineapple and the Resort segments.

OTHER ASSETS

        Cash surrender value of life insurance policies is reflected net of loans against the policies.

        Investments in affiliates, partnerships, and limited liability companies, over which the Company does not exercise control, are generally accounted for using the equity method.

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

LONG-LIVED ASSETS

        Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair values.

POSTRETIREMENT BENEFITS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, future benefits under these plans were terminated (see Note 8).

        The estimated cost of providing postretirement health care and life insurance benefits is accrued over the period employees render the necessary services.

REVENUE RECOGNITION

        Net sales primarily include the sale of pineapple, the sale of retail merchandise at the Kapalua Resort and the sales of real estate inventories. Operating income primarily includes income from the golf course operations, income from the Kapalua Villas rental program, lease revenues, real estate commission income and gains from the sale of non-core land parcels (land not used in the Company's core operations).

        Revenues from the sale of pineapple products are recognized when title to the product is transferred to the customer. The timing of transfer of title varies according to the shipping and delivery terms of the sale.

        Sales of real estate are recognized as revenues in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the construction improvement period on the basis of costs incurred as a percentage of total costs to be incurred.

        Rental income is recognized on a straight-line basis over the terms of the leases.

        Revenues from other activities are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

INCOME TAXES

        The Company's provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A valuation allowance is established for deferred income tax assets if management believes that it is more likely than not that some portion or all of the asset will not be realized through future taxable income.

        The Company's Federal, State, and foreign income tax filings are subject to examination by the tax authorities. Although the Company believes that its tax positions are fully supportable, the Company has recorded an estimated liability for certain tax contingencies because, in the event of tax examinations, certain positions are likely to be challenged and the Company's positions may not be fully sustained. The estimated tax liability is periodically reviewed and adjusted for changes in facts and circumstances (e.g., progress of audits, new or revised case law, expiration of statute of limitations). If events occur and the payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines that the liabilities are no longer necessary. If the Company's estimate of tax liabilities proves to be less than the ultimate result, a further charge to expense would occur.

STOCK-BASED COMPENSATION

        Stock-based compensation is accounted for in accordance with the fair value based method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the service period for stock options and at the time performance conditions are achieved for performance-based restricted stock grants. An amount equal to such compensation expense is credited to Additional Paid in Capital or to Common Stock.

FOREIGN CURRENCY TRANSLATION

        The assets and liabilities of the Company's majority owned subsidiary in Costa Rica are translated into United States dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at weighted average exchange rates in effect during the period. Translation adjustments are reported as other comprehensive income (loss) and accumulated in Stockholders' Equity, and totaled $111,000, $(77,000), and $68,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income as incurred. During 2004, 2003 and 2002, such transaction gains and losses were not material.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised December 2004), Share-Based Payment. This Statement will require that the Company estimate the forfeiture of equity instruments rather than recording forfeitures as they occur. The Statement will be effective for the Company beginning in the third quarter of 2005 and is not expected to have a material impact on the Company's financial statements.

EARNINGS PER COMMON SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock-based compensation arrangements had been issued.

        In 2003, diluted earnings per common share is computed on the assumption that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. The treasury stock method is applied to determine the number of potentially dilutive shares.

        Potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares for 2004, because to do so would have an antidilutive effect on the net loss per share. The potentially dilutive common shares were 106,817 for 2004. In 2003, the potentially dilutive common shares were included in the earnings per share computation. In 2002, there were no securities outstanding that would potentially dilute common shares outstanding.

RECLASSIFICATIONS

        Certain amounts in 2003 and 2002 have been reclassified to conform to the 2004 presentation.

2.     INVENTORIES

        Pineapple product inventories were comprised of the following components at December 31, 2004 and 2003:

	2004	2003
	(Dollars in Thousands)
Finished Goods	$3,477	$6,199
Work In Progress	438	755
Raw Materials	751	299

Total	$4,666	$7,253

        The replacement cost of pineapple product inventories at year-end approximated $13 million in 2004 and $20 million in 2003. In 2004 and 2003, there were partial liquidations of LIFO inventories; thus, cost of sales included prior years' inventory costs, which were lower than current costs. Had current costs been charged to cost of sales, loss from continuing operations before income taxes for 2004 would have increased by $6.8 million and income from continuing operations before income taxes for 2003 would have decreased by $580,000.

3.     OTHER ASSETS

        Investments and Other Assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003
	(Dollars in Thousands)
Deferred Costs	$10,284	$7,922
Cash Surrender Value of Life Insurance Policies (net)	1,542	1,367
Pension Asset	2,414	2,762
Investment in Kapalua Bay Holdings, LLC	2,170	—
Other	3,246	3,293

Total	$19,656	$15,344

        Deferred costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future income-producing development projects.

        Cash surrender value of life insurance policies is stated net of policy loans, totaling $619,000 at December 31, 2004 and 2003.

KAAHUMANU CENTER ASSOCIATES

        Kaahumanu Center Associates ("KCA") was a 50/50 partnership between the Company as general partner and the Employees' Retirement System of the State of Hawaii ("ERS") as a limited partner. KCA was the owner and operator of Queen Ka'ahumanu Center, a regional shopping center in Maui. In September of 2003, KCA sold the shopping center for $75 million. Upon closing of the sale, the Company received a cash distribution of $3.3 million, which primarily represented the repayment of cash advances, management fees, electricity and reimbursable costs. The Company had guaranteed the payment of up to $10 million of the $57 million mortgage loan of KCA. Upon closing of the sale, the mortgage was repaid and the guaranty was released.

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

        As a result of the repayment of the mortgage loan and the dissolution of the partnership, the Company's accumulated equity in the losses of KCA in excess of its investment were reversed in the third quarter of 2003. The reversal of these losses in 2003 of $11.8 million was credited to equity in earnings of affiliates.

        The Company had a long-term agreement with KCA to manage Queen Ka'ahumanu Center. As manager, the Company provided all administrative and on-site personnel and incurred other costs and expenses, primarily insurance, which were reimbursable by KCA. The Company generated a portion of the electricity used by Queen Ka'ahumanu Center. In accordance with the limited partnership agreement, the partners could make cash advances to KCA in order to avoid a cash flow deficit. In 2002, cash advances from the Company to KCA totaled $977,000. Interest on the advances at 9.57% (per the partnership agreement, 1% above KCA's first mortgage loan) totaled $141,000 and $113,000 in 2003 and 2002, respectively. In 2003 and 2002, reimbursements from KCA for payroll and other costs and expenses totaled $1,894,000 and $2,259,000, respectively, and the Company charged KCA $1,801,000 and $2,908,000, respectively, for electricity and management fees. The Company's pre-tax share of income (losses) from KCA was $146,000, $852,000 and ($1,248,000), respectively, for 2004, 2003 and 2002.

        Summarized balance sheet information for KCA as of December 31, 2004 and 2003 and operating information for each of the three years ended December 31, 2004 follows:

	2004	2003
	(Dollars in Thousands)
Current assets	$1,713	$1,541
Other assets, net	—	153

Total Assets	1,713	1,694

Current liabilities	86	290
Noncurrent liabilities	—	7

Total Liabilities	86	297

Partners' Capital	$1,627	$1,397

	2004	2003	2002
Revenues	$473	$14,509	$14,849
Costs and Expenses	181	12,805	17,344

Net Income (Loss)	$292	$1,704	$(2,495)

KAPALUA BAY HOLDINGS, LLC

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

        On August 31, 2004, Kapalua Bay completed the purchase of the leasehold interest in the land ("ground lease") and hotel improvements of the Kapalua Bay Hotel ("KBH") from YCP Kapalua L.P. and YCP Kapalua Operator, Inc. for $48.3 million. The Company was the lessor under the ground lease with YCP. The purpose for the acquisition is to redevelop the site and construct whole and fractional residential units for sale to the public. The plan is to operate the hotel and adjacent retail shops for about 24 months, demolish these improvements, and then begin construction of the residential units. During this two-year period, Bay Holdings will prepare the development plans, obtain the required governmental approvals, and prepare marketing and sales plans.

        In connection with the formation of Bay Holdings and Kapalua Bay, the Company contributed $500,000 of cash to Bay Holdings and contributed to Kapalua Bay (1) its lessor's interest under the ground lease, (2) its fee interest in the 21-acre land parcel underlying the KBH (ground lease concurrently cancelled), (3) its rights and interests as landlord of the adjacent retail shops ("Shops"), including the retail leases, and (4) the payment, on behalf of Kapalua Bay, of $574,000 of costs relating to the acquisition of KBH. The Shops' improvements will also be demolished, and Bay Holdings will construct an ocean-side spa and beach club on the site. The Company will purchase the spa and beach club at Bay Holdings' actual construction costs. The members (owners) valued these non-monetary contributions at $25 million through arms-length negotiations. In exchange for its $25.5 million contribution to Bay Holdings and Kapalua Bay, the Company received 51% of the outstanding membership interests of Bay Holdings. Marriott contributed $17.0 million of cash to Bay Holdings for 34% of the outstanding membership interests in Bay Holdings, and ER contributed $7.5 million of cash to Bay Holdings for 15% of the outstanding membership interests in Bay Holdings.

        The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. The historical cost basis of the land is nominal because it was acquired in the early 1900s. The net book value of the Shops was $1.7 million at the date of contribution, and the costs paid on behalf of Kapalua Bay of $574,000 are also included in the Company's investment account. The unrecognized (and unrealized) appreciation relating to the contributed land parcel is estimated at approximately $24.6 million (based on arms-length negotiations between the Bay Holdings' members), and will be recognized as income as Bay Holdings sells the residential units. The Company believes that the recognition of income at the time of sale satisfies the realization criteria because the earnings process is complete and the amount of income is determinable and collectible. The costs of the other components in the Company's investment account (Shops improvements and costs paid on behalf of Bay Holdings) will be charged to expense in a systematic manner as Bay Holdings sells the residential units. The Company will include the income and expenses relating to these non-monetary contributions as part of its equity in the income of Bay Holdings.

        In connection with the transaction, Kapalua Bay secured a $45 million credit agreement with two lenders. The credit agreement has an initial term of two years, is secured by a mortgage on the KBH, and is non-recourse to the Company, except for its obligations under a $5.0 million indemnity and guaranty agreement. Under the agreement, the Company and the other LLC members are responsible for (and guarantee payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. Some of the triggering events include fraudulent misrepresentation, misapplication of rental and insurance proceeds, failure to pay insurance premiums or to maintain specified insurance coverages, and failure to remain adequately capitalized. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its indemnitor's obligation. Kapalua Bay drew down $26 million under the credit agreement and used the cash contributions made by the members to conclude the purchase of the KBH.

        Marriott has an agreement with Kapalua Bay to operate and manage the KBH. The Company has been designated as the managing member of Bay Holdings and as such will manage the affairs of the entity. Profits and losses of Bay Holdings will be allocated in proportion to the members' ownership interest, which approximate the estimated cash distributions to the members.

        Bay Holdings is not a variable interest entity, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Company will account for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests.

        The Company's 2004 equity in the loss of Bay Holdings was $779,000 (pre-tax). Summarized balance sheet information for Bay Holdings as of December 31, 2004 and operating information for the period from August 31, 2004 (date of formation) to December 31, 2004 follows:

2004
(Dollars in Thousands)
Current assets	$3,985
Property and equipment, net	27,150
Other assets, net	47,149

Total Assets	78,284

Current liabilities	3,562
Noncurrent liabilities	26,250

Total Liabilities	29,812

Members' Capital	$48,472

2004

Revenues	$5,939
Costs and Expenses	7,467

Net Loss	$(1,528)

4.     DISCONTINUED OPERATIONS

        In August 2003, the Company sold the Napili Plaza, which was one of two major assets in the Commercial & Property business segment. The assets sold had a net book value of $4.4 million, which was comprised principally of buildings and land improvements. The Company's gain from the transaction of $1.9 million and the results of operations prior to the sale are reported as discontinued operations and prior periods have been restated for comparability.

        In the fourth quarter of 2003, in connection with the Company's plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary for $15.3 million. The sale closed in December 2003 and title to all but two parcels of land was transferred to the buyer. The sales agreement provided for withholding of $3.1 million of the sales price pending the transfer of title to the remaining properties. The assets sold in December 2003 had a net book value of $6.5 million, and consisted primarily of inventories, land, buildings, and machinery and equipment. Accordingly, in 2003, $12.2 million of the total sales price was recognized and the Company recorded a gain of $2.9 million (after reduction for 49% minority interest). In 2003, the gain from the asset sales and most of the components of the Costa Rican pineapple operations were reported as discontinued operations. The portion of the operations that the Company planned to continue was classified in continuing operations. In 2004, the Company recorded pre-tax gains of $839,000 (after reduction for 49% minority interest), after title to the remaining two land parcels transferred to the buyers.

        In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations. As a result, the amounts previously reported as discontinued operations for 2003 and 2002 have been restated to include results for the operations ceased in 2004. Discontinued operations as previously reported inappropriately included expenses of $1.3 million ($783,000 after tax or $.11 per share) that should have been attributed to continuing operations. With the cessation of the foreign operations and related restatement of such discontinued operations, the amounts are now appropriately included as discontinued operations.

        The revenues and income before tax relating to these two discontinued operations are as follows:

	2004	2003	2002
	(Dollars in Thousands)
Revenues
Napili Plaza	$—	$2,591	$1,100
Pineapple subsidiary	2,036	17,019	6,625

Total	2,036	19,610	7,725

Income before tax
Napili Plaza	2	1,982	61
Pineapple subsidiary	118	4,819	445

Total	$120	$6,801	$506

5.     BORROWING ARRANGEMENTS

        During 2004, 2003 and 2002, the Company had average borrowings outstanding of $20.4 million, $45.0 million, and $47.9 million, respectively, at average interest rates of 5.5%, 5.0% and 4.9%, respectively.

        Short-term bank lines of credit available to the Company at December 31, 2004 were $1.4 million. These lines provide for interest at the prime rate (5.25% at December 31, 2004) plus 1/4% to 3/4%. There were no borrowings under these lines at December 31, 2004, and $595,000 in letters of credit were reserved against these lines to secure the Company's deductible portion of insurance claims administered by various insurance companies.

        Long-term debt at December 31, 2004 and 2003 consisted of the following (interest rates represent the rates at December 31):

	2004	2003
	(Dollars in Thousands)
Term loan, 5.01% to 5.98% and 4.20% to 5.38%	$14,250	$15,000
Revolving credit agreement, 3.42% to 4.25%	—	5,700
Equipment loans, 2.07% to 7.48% and 3.65% to 7.48%	2,344	5,174

Total	16,594	25,874
Less portion classified as current	3,026	3,576

Long-term debt	$13,568	$22,298

        The Company has a $14,250,000 term loan that is secured by certain parcels of the Company's real property on Maui. Principal payments are due from September 2004 through June 2009. Interest rates on the loan are adjustable based on one-month and three-year rates made available by the American AgCredit, FLCA. The agreement includes certain financial covenants, including the maintenance of a minimum tangible net worth and debt coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures and the payment of dividends.

        The Company has a revolving credit agreement with participating banks under which it may borrow up to $15 million in revolving loans through December 31, 2005, and amounts outstanding at December 31, 2005, at the Company's option, may be converted to a three-year term loan repayable in six equal semi-annual installments. Commitment fees of 1/4% are payable on the unused portion of the revolving credit line. At the Company's option, interest on advances is based on the prime rate or on one-to six-month London Interbank Offered Rate ("LIBOR"). The loan is collateralized by the Company's three golf courses at the Kapalua Resort. The agreement contains certain financial covenants, including the maintenance of consolidated net worth at certain levels, minimum debt coverage ratio and limits on the incurrence of other indebtedness and capital expenditures. Declaration and payment of cash dividends is restricted to 30% of prior year's net income.

        The Company has agreements that provide for term loans that were used to purchase equipment for the Company's pineapple and resort operations. At December 31, 2004, $780,000 of these term loans had interest rates that were adjustable based on one- to six-month LIBOR. The balance of these loans is at fixed interest rates. The loans mature through December 2007. Some of the agreements include financial covenants that are similar to those in the Company's revolving credit agreement.

        Maturities of long-term debt during the next five years, from 2005 through 2009, are as follows: $3,026,000, $2,034,000, $1,734,000, $1,550,000 and $8,250,000.

6.     DEFERRED REVENUES

        In 2004, the Company recognized revenues and profits using the percentage of completion method for the sales of 17 residential lots that closed escrow in the Honolua Ridge subdivision at Kapalua. At December 31, 2004, construction of the improvements was estimated to be approximately 60% complete. Costs are allocated to each lot sold based on relative sales values. The total estimated costs are approximately $12.7 million, and consist primarily of executed contracts with contractors. Construction of the project's 25 residential lots and related improvements are scheduled to be completed by April 2005. In 2004, sales proceeds from Honolua Ridge totaled $29.2 million, of which $17.8 million was recognized as revenues and $11.4 million is included as a liability in deferred revenues on the Company's balance sheet at December 31, 2004.

7.     LEASES

LESSEE

        The Company has capital leases, primarily on equipment used in pineapple operations, which expire at various dates through 2006. At December 31, 2004 and 2003, property included capital leases of $1,715,000, (accumulated depreciation of $883,000 and $639,000, respectively). Future minimum rental payments under capital leases aggregate $689,000 (including $16,000 representing interest) and are payable as follows (2005 to 2006): $302,000 and $387,000.

        The Company has various operating leases, primarily for land used in pineapple operations, which expire at various dates through 2018. A major operating lease covering approximately 1,500 acres used primarily for pineapple operations is currently on a month-to-month basis. Total rental expense under operating leases was $829,000 in 2004, $826,000 in 2003 and $792,000 in 2002. Future minimum rental payments under operating leases aggregate $2,004,000 and are payable during the next five years (2005 to 2009) as follows: $364,000, $360,000, $359,000, $356,000, $107,000, respectively, and $458,000 thereafter.

LESSOR

        The Company leases land and land improvements, primarily to hotels at Kapalua, and space in buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2004	2003	2002
	(Dollars in Thousands)
Minimum rentals	$968	$1,284	$2,010
Percentage rentals	2,292	2,322	2,183

Total	$3,260	$3,606	$4,193

        As discussed in Note 3, in connection with the formation of Bay Holdings on August 31, 2004, the Company contributed to Kapalua Bay its fee interest in the land underlying the hotel (hotel ground lease concurrently cancelled) and its landlord's interests in the retail Shops (including retail leases). Rental income from these leases was $1,098,000 in 2004, $1,435,000 in 2003 and $1,580,000 in 2002.

        Property at December 31, 2004 and 2003 includes leased property of $6,967,000 and $13,617,000, respectively (before accumulated depreciation of $4,294,000 and $9,092,000, respectively).

        Future minimum rental income aggregates $694,000 and is receivable during the next five years (2005 to 2009) as follows: $374,000, $175,000, $39,000, $18,000, $16,000, respectively, and $72,000 thereafter.

8.     POSTRETIREMENT BENEFITS

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

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $53,170,000, $48,638,000 and $41,456,000, respectively as of December 31, 2004 and $47,464,000, $42,129,000 and $38,207,000, respectively, as of December 31, 2003.

        The accumulated postretirement benefit obligation for health care as of December 31, 2004 was determined using a health care cost trend rate of 8% in 2004, decreasing by .5% each year through 2010, and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $2,343,000 as of December 31, 2004, and the aggregate of the service and interest cost for 2004 by approximately $215,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $1,852,000 as of December 31, 2004, and the aggregate of the service and interest cost for 2004 by approximately $166,000.

        Special termination benefits in 2004 and 2003 relate to enhanced pension benefits as a result of management changes.

        Changes in benefit obligations and changes in plan assets for 2004 and 2003 and the funded status of the plans and amounts recognized in the balance sheets as of December 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(Dollars in Thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$47,464	$43,012	$15,146	$14,230
Service cost	1,679	1,669	326	184
Interest cost	2,932	2,771	860	849
Actuarial loss	3,941	1,971	473	377
Special termination benefits	106	577	55	68
Benefits paid	(2,952)	(2,536)	(626)	(562)

Benefit obligations at end of year	53,170	47,464	16,234	15,146

Change in plan assets:
Fair value of plan assets at beginning of year	38,207	31,953	—	—
Actual return on plan assets	4,556	7,717	—	—
Employer contributions	1,645	1,073	626	562
Benefits paid	(2,952)	(2,536)	(626)	(562)

Fair value of plan assets at end of year	41,456	38,207	—	—

Funded status	(11,713)	(9,257)	(16,234)	(15,146)
Unrecognized actuarial (gain) loss	11,002	9,006	(3,882)	(4,566)
Unrecognized net transition obligation	204	229	—	—
Unrecognized prior service cost	332	377	(289)	(417)

Net amounts recognized	(175)	355	(20,405)	(20,129)

Amounts recognized in balance sheets consist of:
Pension asset before minimum liability adjustment	1,930	2,286	—	—
Accrued benefit liability	(2,105)	(1,931)	(20,405)	(20,129)
Intangible asset	537	607	—	—
Minimum liability adjustment	(7,007)	(4,277)	—	—
Accumulated other comprehensive loss (before income taxes)	6,470	3,670	—	—

Net amounts recognized	$(175)	$355	$(20,405)	$(20,129)

Increase (decrease) in minimum liability included in other comprehensive income	$2,799	$(4,011)	$—	$—
Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

        Net periodic benefit costs for 2004, 2003 and 2002 included the following components:

	2004	2003	2002
	(Dollars in Thousands)
Pension benefits:
Service cost	$1,679	$1,669	$1,770
Interest cost	2,932	2,771	2,694
Expected return on plan assets	(2,991)	(2,858)	(3,307)
Amortization of net transition obligation	25	25	28
Amortization of prior service cost	45	46	94
Special termination benefits	106	577	—
Recognized net actuarial loss	436	621	77

Net expense	2,232	2,851	1,356

Other benefits:
Service cost	326	184	356
Interest cost	860	849	901
Amortization of prior service cost	(128)	(128)	(128)
Special termination benefits	55	68	—
Recognized net actuarial gain	(279)	(371)	(456)

Net expense	$834	$602	$673

	2004	2003	2002
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8%	9%	9%
Rate of compensation increase	3.0% - 4.5%	3.0% - 4.5%	3.0% - 4.5%
Other benefits:
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	3.5%	3.5%	4.0%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category, was as follows:

Asset Category	2004	2003
Equity securities	69%	66%
Debt securities	30%	33%
Real estate	—	—
Other	1%	1%

        A pension committee consisting of certain senior management employees administers the Company's defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the pension committee, and subject to liquidity requirements of the plans. The pension committee has set the following asset mix guidelines: equities 20% to 60%; fixed income securities 20% to 50%; international securities 0% to 10%; private partnerships 0% to 15%; and cash or equivalents 0% to 100%.

        The Company expects to contribute $1,201,000 to its defined benefit pension plans and $675,000 to its other postretirement benefit plans in 2005. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(Dollars in Thousands)
2005	$2,735	$675
2006	2,740	720
2007	2,815	765
2008	2,892	815
2009	2,997	860
2010 - 2014	16,590	5,020

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. The Company can elect to make contributions to the plans and, in 2002, the Company contributed $92,000 to one of the plans. No Company contributions were made to these plans in 2004 and 2003.

        The Company has an Employee Stock Ownership Plan ("ESOP") for non-bargaining salaried employees and for bargaining unit clerical employees of Maui Pineapple Company, Ltd. Effective December 31, 1999, the Company's Board of Directors approved a plan amendment to freeze the ESOP. Accordingly, after 1999, there were no further contributions to the ESOP and no additional employees became participants of the plan. On March 1, 2004, the Company's Board of Directors voted to terminate the ESOP. The Company is in the process of distributing all of the ESOP's assets to the participants.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2004 and 2003, deferred compensation plan liabilities totaled $2,030,000 and $2,090,000, respectively.

9.     EQUITY COMPENSATION PLANS

        In December 2003, 800,000 shares of the Company's common stock were authorized for issuance under equity compensation plans. The Company's Stock and Incentive Compensation Plan of 2003 (the "Stock Plan") was approved by its shareholders on December 11, 2003 and includes 500,000 shares of common stock authorized for issuance. The Compensation Committee of the Board of Directors is charged with administering the Stock Plan, and at its discretion can determine the employees, directors and independent contractors to whom awards under this plan will be granted. The vesting requirements, terms of the grants of options or other equity instruments, and other terms of the grants generally follow certain guidelines, but can vary by grant according to the discretion of the Committee. Generally, the options granted to employees expire ten years from the date of grant and vest over a five-year period.

        In October 2003, the Company entered into a non-qualified stock option agreement with the Company's President and Chief Executive Officer under which 200,000 shares of common stock were granted to him in 2003. The term of the options expire ten years from the date of grant and the options will vest and become exercisable over a three-year period from the date of grant.

        At December 31, 2002, there were no compensation plans under which equity securities of the Company were authorized for issuance.

        A summary of changes in outstanding options under the stock option plans is as follows:

	2004		2003
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)
Outstanding at beginning of year	225,000	$20.59	—	$—
Granted	257,000	32.69	225,000	20.59
Exercised	—	—	—	—
Forfeited	57,500	32.17	—	—

Outstanding at end of year	424,500	26.35	225,000	20.59

        The weighted average grant-date fair value of options granted during 2004 were $10.47, $10.55 and $14.03 per share, respectively, where the exercise price equals, exceeds and is less than the market price of the stock on the date of grant; the related weighted average exercise prices were $32.49, $37.99 and $27.91, respectively. The weighted average fair value of options granted during 2003 was $10.77 per share ($20.59 weighted average exercise price) and the market price on the dates of grant exceeded the exercise price.

        The following table summarizes the information about options as of December 31, 2004.

		Options Outstanding		Options Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Life Remaining	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$19.70 - $19.70	200,000	1.52	$19.70	66,666	$19.70
19.71 - 29.80	112,000	2.33	27.97	25,000	27.74
29.81 - 37.99	112,500	3.23	36.55	—	—

$19.70 - $37.99	424,500	2.19	$26.35	91,666	$21.89

        For the years ended December 31, 2004 and 2003, the fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options
	2004	2003
Expected life of options in years	3.9	2.4
Expected volatility	38.1%	37.5%
Risk-free interest rate	2.8%	2.2%
Expected dividend yield	—	—

        There were 202,500 and 100,000 shares of restricted stock granted as of December 31, 2004 and 2003, respectively. The weighted average grant-date fair value of the restricted stock granted during the years ended December 31, 2004 and 2003 was $32.70 and $27.60 per share, respectively.

        The Company entered into a restricted stock agreement under which 100,000 shares of restricted common stock were granted to the Company's President and Chief Executive Officer in October 2003. The restricted common stock will vest at a rate of 25,000 shares per year from 2004 through 2007, subject to the achievement of certain performance measures. The stock has been issued in the

President and Chief Executive Officer's name and he is entitled to vote the stock and receive any dividends that may be paid, but the stock certificate is held in escrow by the Company. In 2004, 25,000 shares were vested by the Compensation Committee. At December 31, 2003, there was insufficient evidence to determine whether the restricted shares would vest, and no compensation expense was recognized for the restricted stock in 2003.

        The total expense recognized for stock-based employee compensation was $1,821,000 and $142,000 for 2004 and 2003, respectively.

10.   MINORITY INTEREST IN SUBSIDIARY

        In February 1999, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) obtained a 51% ownership interest in a new Costa Rican subsidiary. The subsidiary's purpose was to produce fresh pineapple for sale to customers in the east coast of the United States and in Western Europe. As mentioned in Note 4, in December 2003, the Company sold substantially all of the assets of the Costa Rican pineapple subsidiary, and the related operations were classified as discontinued operations. The minority stockholders' share of the 2004 and 2003 pre-tax income was $751,000 and $4,050,000, respectively. The 2002 operating losses were not material.

11.   INCOME TAXES

        The components of the income tax provision (benefit) were as follows:

	2004	2003	2002
	(Dollars in Thousands)
Current
Federal	$603	$2,997	$(2,589)
State	232	656	(694)
Foreign	—	277	126

Total	835	3,930	(3,157)

Deferred
Federal	(713)	684	(252)
State	(604)	(95)	(97)

Total	(1,317)	589	(349)

Total provision (benefit)	(482)	4,519	(3,506)
Less total provision for Discontinued Operations	46	3,019	191

Total provision (benefit) for Continuing Operations	$(528)	$1,500	$(3,697)

        Reconciliation between the total provision and the amount computed using the statutory federal rate of 34% in 2004, 35% in 2003 and 34% 2002 follows:

	2004	2003	2002
	(Dollars in Thousands)
Federal provision (benefit) at statutory rate	$(294)	$3,680	$(3,133)
Adjusted for
State income taxes, net of effect on federal income taxes	(223)	405	(497)
Federal research credits	(25)	(48)	(90)
Foreign income tax	—	277	126
Other	60	205	88

Total provision (benefit)	$(482)	$4,519	$(3,506)

        Deferred tax assets and liabilities were comprised of the following temporary differences as of December 31, 2004 and 2003:

	2004	2003
	(Dollars in Thousands)
Accrued retirement benefits	$9,866	$9,528
Minimum tax credit carryforwards	904	2,282
Accrued liabilities	2,008	2,369
Deferred revenue	2,819	—
Inventory	257	316
Allowance for doubtful accounts	223	365
Stock compensation	470	—
Net operating loss and tax credit carryforwards	375	212

Total deferred tax assets	16,922	15,072

Deferred condemnation proceeds	(5,503)	(6,250)
Property net book value	(4,995)	(5,155)
Income from investments	(391)	(84)
Pineapple marketing costs	(181)	(625)
Other	(3,165)	(2,596)

Total deferred tax liabilities	(14,235)	(14,710)

Net deferred tax asset	$2,687	$362

        A valuation allowance against deferred tax assets as of December 31, 2004 and 2003 is not considered necessary, as the Company believes it is more likely than not the deferred tax assets will be fully realized through future taxable income.

        At December 31, 2004, the Company had federal minimum tax credit carryforwards of $904,000.

        The Company's State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditor's reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company's federal income tax returns have been reviewed through 2002.

        Income before income taxes from foreign sources totaled $118,000, $4,819,000, and $445,000 in 2004, 2003 and 2002, respectively.

12.   INTEREST CAPITALIZATION

        Interest cost incurred (continuing and discontinued operations) in 2004, 2003 and 2002 was $1,358,000, $2,695,000 and $2,651,000, respectively, of which $199,000, $40,000 and $140,000 respectively, were capitalized.

13.   ADVERTISING AND RESEARCH AND DEVELOPMENT

        Advertising expense totaled $1,882,000 in 2004, $1,774,000 in 2003 and $1,669,000 in 2002. Research and development expenses totaled $695,000 in 2004, $800,000 in 2003 and $1,004,000 in 2002.

14.   CONCENTRATIONS OF CREDIT RISK

        A substantial portion of the Company's trade receivables results from sales of pineapple products, primarily to food distribution customers in the United States and the United States government. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers.

15.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Except for certain long-term debt, the carrying amount of the Company's financial instruments approximates fair value. The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.

        The carrying amount of long-term debt at December 31, 2004 and 2003 was $16,594,000 and $25,874,000, respectively, and the fair value was $17,256,000 and $26,050,000, respectively.

16.   OPERATING SEGMENTS

        The Company's reportable operating segments are Pineapple, Resort, Development and Commercial & Property. Each segment is a line of business requiring different technical and marketing strategies.

        In 2004, the Company reorganized its reportable operating segments and prior year amounts were restated for comparability. The new Development segment is primarily comprised of all of the Company's real estate entitlement, development, construction and sales activities. These activities were previously reported as part of the Resort or the Commercial & Property segments.

        Pineapple includes growing pineapple, canning pineapple in tin-plated steel containers fabricated by the Company, and marketing canned and fresh pineapple products.

        Resort includes the operation of recreational and retail facilities, utility companies and property management activities at Kapalua on Maui.

        Commercial & Property includes the Company's investment in Kaahumanu Center Associates (KCA) and previously included Napili Plaza shopping center. KCA sold the Kaahumanu Shopping Center in September 2003, and KCA is in the process of being dissolved. The Napili Plaza was sold in August 2003 and is now reported in Discontinued Operations.

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

        The financial information for each of the Company's reportable operating segments for 2004, 2003 and 2002 follows:

	Pineapple	Resort	Development	Commercial & Property	Other	Consolidated
	(Dollars in Thousands)
2004
Operating revenues(1)	$80,023	$49,033	$24,017	$176	$—	$153,249

Operating profit (loss)(2)(3)	(11,251)	(1,553)	12,725	230	—	151
Interest expense						(1,159)
Interest income						23

Loss before income taxes and discontinued operations						(985)

Depreciation	5,762	4,208	70	—		10,040
Equity in earnings (losses) of affiliates	(64)	—	(809)	146	—	(727)
Investment in affiliates	87	—	1,930	146	—	2,163
Segment assets(4)	58,851	56,725	16,352	532	28,463	160,923
Expenditures for segment assets	3,997	2,820	3,416	72	7,545	17,850
2003
Operating revenues(1)	$100,508	$44,478	$4,509	$1,838	$—	$151,333

Operating profit (loss)(2)(3)	(4,761)	(1,761)	(46)	12,643	—	6,075
Interest expense						(2,526)
Interest income						167

Income before income taxes and discontinued operations						3,716

Depreciation	7,776	4,181	36	191	—	12,184
Equity in earnings (losses) of affiliates	47	—	(20)	12,651	—	12,678
Investment in affiliates	317	—	333	—	—	650
Segment assets(4)	81,888	58,147	8,311	100	13,234	161,680
Expenditures for segment assets	3,916	2,414	891	72	1,524	8,817
2002
Operating revenues(1)	$92,528	$42,517	$9,594	$2,988	$—	$147,627

Operating profit (loss)(2)(3)	(8,937)	(227)	2,803	(1,085)	—	(7,446)
Interest expense						(2,389)
Interest income						114

Loss before income taxes and discontinued operations						(9,721)

Depreciation	6,173	4,284	116	499	—	11,072
Equity in earnings (losses) of affiliates	62	—	8	(1,248)	—	(1,178)
Investment in affiliates	269	—	320	(12,840)	—	(12,251)
Segment assets(4)	83,021	60,675	9,310	7,725	23,464	184,195
Expenditures for segment assets	5,224	2,314	561	63	3,476	11,638

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant. Sales to a single customer in the Pineapple segment accounted for 13.8%, 10.0% and 9.2%, respectively, of consolidated operating revenues for 2004, 2003 and 2002. Sales of Hawaii grown pineapple to customers located in foreign countries were $1.1 million in 2004 and 2003 and $2.2 million in 2002.

(2)
"Operating profit (loss)" is total operating revenues, plus equity in earnings and losses of affiliates and interest income, less all expenses and losses except interest expense and income taxes.

(3)
In 2004, the Company began to allocate all corporate general and administrative expenses to its operating segments and prior year amounts were restated for comparability. Such allocations are consistent with management's evaluation of the operating segments.

(4)
"Segment assets" are located in the United States. "Other" assets are corporate and non-segment assets.

17.   CONTINGENCIES AND COMMITMENTS

        Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any existing and future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a liability of $250,000 in 1999. Adjustments to the liability in 2002, 2003 and 2004 did not have a material effect on the Company's financial statements. In 2004, the Company recognized a liability and expense of $167,000 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Therefore, while it is likely that the County of Maui will at sometime in the future drill additional wells, the possible cost to the Company depends on many factors, including the location of the well, the availability of suitable alternative sites and, ultimately, whether or not the contaminant DBCP is found in the water. Accordingly, an additional liability for costs relating to any existing or future wells was not recorded because the Company is not able to reasonably estimate the amount of liability (if any).

        A private water company on Maui detected the presence of DBCP and 1-2-3-trichloropropane in the water from wells located on Company property that it is licensed to use. The chemicals are believed to have come from agricultural chemicals that the Company used on pineapple fields in the area. In pre-litigation mediation in January 2004, a memorandum of understanding that outlined terms of a settlement and release of all claims between the private water company, the Company, and a certain chemical manufacturing company was executed. The memorandum of understanding was subject to documentation in a formal, binding settlement agreement and to court approval. The settlement agreement was executed and approved, and the Company recognized an expense of $139,000 in connection with the resolution of this matter.

        In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel's soil were discovered in levels that are in excess of Federal and Hawaii limits. Studies by environmental consultants, in consultation with the State of Hawaii Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost to the Company range from -0- to $3.5 million. If the property were ultimately developed for sale, any remediation cost would be capitalized as part of the project cost. At December 31, 2004, it was not probable that a liability for remediation cost had been incurred; accordingly, no liability was recorded.

        The Company has a 51% membership interest in Kapalua Bay Holdings LLC ("Bay Holdings"). Kapalua Bay LLC, which is a wholly owned subsidiary of Bay Holdings, secured a $45.0 million loan in connection with its purchase of the Kapalua Bay Hotel assets (see Note 3). The Company and the other Bay Holdings' members (owners) executed a $5.0 million indemnity and guaranty agreement, pursuant to which each member is responsible for (and guarantees payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its indemnitor's obligation.

        In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company's financial position or results of operations.

        The Company, as an investor in various affiliates (partnerships, LLCs), may under specific circumstances be called upon to make additional capital contributions.

        At December 31, 2004, the Company had commitments under signed contracts totaling $6,469,000, which primarily relate to real estate development projects.

QUARTERLY EARNINGS
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands Except Per Share Amounts)
2004
Net sales	$30,257	$20,994	$26,320	$38,144
Gross profit	12,962	7,013	9,917	14,597
Income (loss) from continuing operations after taxes	1,458	(2,347)	(2,233)	2,665
Income (loss) from discontinued operations after taxes	60	(26)	80	(40)
Net income (loss)	1,518	(2,373)	(2,153)	2,625
Net income (loss) per common share	..21	(.33)	(.30)	..36

        During the fourth quarter of 2004, the sale of lots at the Company's Honolua Ridge residential subdivision contributed $13.8 million to net sales and $9.8 million to gross profit.

2003
Net sales	$24,610	$23,083	$26,971	$34,452
Gross profit	8,759	6,683	9,165	9,677
Income (loss) from continuing
operations after taxes	(974)	(4,353)	8,023	(480)
Income from discontinued
operations after taxes	348	321	1,425	1,687
Net income (loss)	(626)	(4,032)	9,448	1,207
Net income (loss) per common share	(.09)	(.56)	1.31	..17

        The amounts reported for the second and third quarters of 2003 in the 2004 Forms 10-Q, included an error in the allocation of income taxes between continuing and discontinued operations. The effect is that the loss from continuing operations after taxes for the second quarter of 2003 should have been lower by $558,000 and the income from discontinued operations for the same period should have been lower by $558,000. For the third quarter of 2003, income from continuing operations after taxes should have been lower by $558,000 and income from discontinued operations after taxes should have been higher by the same amount. The net income (loss) previously reported for the second and third quarters of 2003 were not affected by the error. The amounts shown for 2003 in the table above reflect the corrected amounts for continuing operations and discontinued operations for the second and third quarters of 2003.

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES		ADDITIONS (DEDUCTIONS) CHARGED TO OTHER ACCOUNTS (describe)		DEDUCTIONS (describe)		BALANCE AT END OF PERIOD
	(Dollars in Thousands)
Allowance for Doubtful Accounts
2004	$994	$620		$15	(a)	$(804	)(b)	$825
2003	590	546		3	(a)	(145	)(b)	994
2002	706	112		5	(a)	(233	)(b)	590
Reserve for Environmental Liability
2004	$250	$176	(d)	$—		$(6	)(c)	$420
2003	250	6		—		(6	)(c)	250
2002	250	14		—		(14	)(c)	250

(a)
Recoveries.

(b)
Write off of uncollectible accounts.

(c)
Payments.

(d)
Primarily accrued for installation of filtration equipment.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company's management, including its Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, the Company's management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this report. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving the Company's desired control objectives.

        There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of Registrant

        Below is a list of the names and ages of the Company's executive officers, indicating their position with the Company and their principal occupations during the last five years. The current terms of the executive officers expire in May of 2005 or at such time as their successors are elected.

David C. Cole (52)	Chairman since March 2004, President and Chief Executive Officer since October 2003; Chairman of Twin Farms Collections, LLC and subsidiaries since 2001; Manager of Sunnyside Farms, LLC since 1997; President of Aquaterra, Inc. since 1997.
Brian C. Nishida (48)
Executive Vice President/Agriculture since June 2004; President and Chief Executive Officer, Maui Pineapple Company, Ltd. since January 2004; Vice President and General Manager, Del Monte Fresh Produce (Hawaii) Inc. 1985 to 2003.
Robert M. McNatt (57)
Executive Vice President/Community Development since February 2005; Senior Vice President/Land Planning & Development 2004 to 2005; Vice President/Land Planning & Development 2001 to 2004; Vice President/Development of Kapalua Land Company since 1996.
Fred W. Rickert (61)
Vice President/Chief Financial Officer since September 2004; Acting Chief Financial Officer July 2004 to September 2004; Vice President/Finance of Maui Pineapple Company, April 2004 to July 2004; Chief Financial Officer of the Port of Oakland, 1996 to 2004.
Calvin H. Oda (49)
Senior Vice President/Product Development of Maui Pineapple Company, Ltd. since July 2004; Vice President/Product Development since January 2004; Senior Director, Research, Technical Services and Quality Management, Del Monte Fresh Produce (Hawaii) Inc. 1985 to 2003.
Dennis Stoltenberg (55)	Vice President/Human Resources since January 2005; Vice President, Human Resources of GE Access, 1998 to December 2004.

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" through "—Certain Transactions" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004, is incorporated herein by reference.

        The Board of Directors has determined that Director Kent T. Lucien, the Chairman of the Company's Audit Committee, is a financial expert as defined in the Securities and Exchange Commission regulations. He is also independent within the meaning of the American Stock Exchange Company Guide Section 121A.

        The Company has adopted the Maui Land & Pineapple Company, Inc. Policy on Business Ethics and Conflicts of Interest. The policy covers all officers and non-bargaining unit employees of the Company. A copy of the policy will be furnished, free of charge, upon written request to: Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: investor.info@mlpmaui.com.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation" and "—Directors' Meetings and Committees" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under "—Compensation Committee Interlocks and Insider Participation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        1.    Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets, December 31, 2004 and 2003
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

        2.    Financial Statement Schedules

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002.

  3.
  Exhibits

        The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. All previous exhibits were filed with the Securities and Exchange Commission in Washington D. C. under file number 1-6510.

3.		Articles of Incorporation and By-laws.
3	(i)	Restated Articles of Association, as of February 24, 2000. Exhibit 3(i) to Form 10-K for the year ended December 31, 1999.
3.1	(i)	Articles of Amendment to Restated Articles of Association, filed December 11, 2003. Exhibit 3.1(i) to Amendment No. 1 to Registration Statement on Form 8-A/A, as filed with the SEC on January 5, 2004.
3	(ii)	Bylaws (Amended as of December 11, 2003). Exhibit 3.1(ii) to Amendment No. 1 to Registration Statement on Form 8-A/A, as filed with the SEC on January 5, 2004.
4.
Instruments Defining the Rights of Security Holders. Instruments defining the rights of holders of long-term debt have not been filed as exhibits where the amount of debt authorized there under does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
4.1	(i)	Amended and Second Restated Revolving Credit and Term Loan Agreement, dated as of December 4, 1998. Exhibit 4.1(i) to Form 10-K for the year ended December 31, 1998.
	(ii)	1999 Loan Modification Agreement, dated as of December 30, 1999. Exhibit 4.1(ii) to Form 10-K for the year ended December 31, 1999.

	(iii)	2000 Loan Modification Agreement, effective as of June 30, 2000. Exhibit 4 to Form 10-Q for the quarter ended June 30, 2000.
	(iv)	Loan Modification Agreement (December 2000), effective as of December 11, 2000. Exhibit 4.1(iv) to Form 10-K for the year ended December 31, 2000.
	(v)	Loan Modification Agreement (June 2001), effective as of June 30, 2001. Exhibit 4.1(v) to Form 10-Q for the quarter ended September 30, 2001.
	(vi)	Loan Modification Agreement (September 2001), effective as of September 30, 2001. Exhibit 4.1(vi) to Form 10-K for the year ended December 31, 2001.
	(vii)	Amended and Third Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 2001. Exhibit 4.1(vii) for Form 10-K for the year ended December 31, 2001.
	(viii)	Loan Modification Agreement (December 2002), effective as of December 31, 2002. Exhibit 4.1 (viii) to Form 10-K for the year ended December 31, 2002.
	(ix)	Second Loan Modification Agreement, dated March 21, 2003. Exhibit 4.1(ix) to Form 10-K for the year ended December 31, 2002.
	(x)	Third Loan Modification Agreement, dated as of August 11, 2003. Exhibit 4.1(x) to Form 10-Q for the quarter ended June 30, 2003.
	(xi)	Fourth Loan Modification Agreement, dated as of December 31, 2003. Exhibit (xi) to Form 10-K for the year ended December 31, 2003.
4.2	(i)
Bridge Loan Agreement between Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 30, 1998. Exhibit 4.2(i) to Form 10-K for the year ended December 31, 1998.
	(ii)	Term Loan Agreement between Pacific Coast Farm Credit Services and Maui Land & Pineapple Company, Inc., entered into as of June 1, 1999. Exhibit 4(A) to Form 10-Q for the quarter ended June 30, 1999.
	(iii)	Modifications to Term Loan Agreement dated February 16, 2000. Exhibit 4.2(iii) to Form 10-K for the year ended December 31, 2000.
	(iv)	Amendment to Loan Agreement entered into on March 23, 2001 and effective as of December 31, 2000. Exhibit (4)A to Form 10-Q for the quarter ended March 31, 2001.
	(v)	Amendment to Loan Agreement, made as of December 31, 2001. Exhibit 4.2(v) to Form 10-K for the year ended December 31, 2001.
	(vi)	Fifth Amendment to Term Loan Agreement, entered into on March 18, 2003, and effective as of December 31, 2002. Exhibit 4.2(vi) to Form 10-K for the year ended December 31, 2002.
	(vii)	Sixth Amendment to Term Loan Agreement, entered into on July 30, 2003, and effective as of June 29, 2003. Exhibit 4.2(vii) to Form 10-Q for the quarter ended June 30, 2003.
(viii)
Seventh Amendment to Term Loan Agreement, entered into on June 1, 2004, between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc. Exhibit (4) to Form 10-Q for the quarter ended June 30, 2004.
(ix)
Eighth Amendment to Term Loan Agreement, entered into on September 1, 2004, between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc. Exhibit (4)(A) to Form 10-Q for the quarter ended September 30, 2004.
10.		Material Contracts

10.1	(i)	Limited Partnership Agreement of Kaahumanu Center Associates dated June 23, 1993. Exhibit (10)A to Form 10-Q for the quarter ended June 30, 1993.
	(ii)	Cost Overrun Guaranty Agreement dated June 28, 1993. Exhibit (10)B to Form 10-Q for the quarter ended June 30, 1993.
	(iii)	Environmental Indemnity Agreement dated June 28, 1993. Exhibit (10)C to Form 10-Q for the quarter ended June 30, 1993.
	(iv)	Indemnity Agreement dated June 28, 1993. Exhibit (10)D to Form 10-Q for the quarter ended June 30, 1993.
	(v)	Direct Liability Agreement, dated June 28, 1993. Exhibit (10)E to Form 10-Q for the quarter ended June 30, 1993.
	(vi)	Amendment No. 1 to Limited Partnership Agreement of Kaahumanu Center Associates. Exhibit (10)B to Form 8-K, dated as of April 30, 1995.
	(vii)	Conversion Agreement dated April 27, 1995. Exhibit (10)C to Form 8-K, dated as of April 30, 1995.
	(viii)	Indemnity Agreement dated April 27, 1995. Exhibit (10)D to Form 8-K, dated as of April 30, 1995.
	(ix)	Amendment No. 2 to Limited Partnership Agreement of Kaahumanu Center Associates dated December 30, 2002. Exhibit 10.1(ix) to Form 10-K for the year ended December 31, 2004.
(x)
Letter Agreement dated September 2, 2003, between Maui Land & Pineapple Company, Inc. and Heitman Capital Management LLC, as agent for the Employees' Retirement System of the State of Hawaii. Exhibit 10.1(x) to Form 10-K for the year ended December 31, 2004.
10.2	(i)
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
	(iv)	Executive Severance Plan, as amended through November 6, 1998. Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998.
	(v)	Employment Separation Agreement (Gary L. Gifford, President/CEO), dated April 15, 2003. Exhibit 10.3(x) to Form 10-Q for the quarter ended June 30, 2003.
	(vi)	Employment Agreement effective as of October 6, 2003 by and between Maui Land & Pineapple Company, Inc. and David C. Cole. Exhibit (viii) to Form 10-K for the year ended December 31, 2003.

	(vii)	Maui Land & Pineapple Company, Inc. Stock Option Agreement for David Cole, dated October 6, 2003. Exhibit (ix) to Form 10-K for the year ended December 31, 2003.
	(viii)	Maui Land & Pineapple Company, Inc. Restricted Share Agreement for David Cole, dated October 6, 2003. Exhibit (x) to Form 10-K for the year ended December 31, 2003.
	(ix)	Employment Separation Agreement (Donald A. Young, Executive Vice President/Resort & Commercial Property), dated December 24, 2003. Exhibit (xi) to Form 10-K for the year ended December 31, 2003.
	(x)	Independent Consulting Services Agreement (Donald A. Young), effective as of January 1, 2004. Exhibit (xii) to Form 10-K for the year ended December 31, 2003.
	(xi)	Employment Separation Agreement (Douglas R. Schenk, Executive Vice President/Pineapple), dated December 30, 2003. Exhibit (xiii) to Form 10-K for the year ended December 31, 2003.
	(xii)	Independent Consulting Services Agreement (Douglas R. Schenk), effective as of January 1, 2004. Exhibit (xiv) to Form 10-K for the year ended December 31, 2003.
	(xiii)	Maui Land & Pineapple Company Inc. 2003 Stock and Incentive Compensation Plan. Appendix B to Definitive Proxy Statement dated November 7, 2003.
(xiv)
Employment Separation Agreement (Paul J. Meyer, Executive Vice President/Finance) dated February 13, 2004, incorporated by reference from Form 10-Q filed August 11, 2004. Exhibit (10)A. to Form 10-Q for the quarter ended March 31, 2004.
10.4	(i)	Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985.
	(ii)	Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996.
(iii)
Kapalua Bay Hotel & Villas, Purchase and Sale Agreement and Escrow Instructions, Between YCP Kapalua L.P. and YCP Kapalua Operator, Inc., collectively, as seller, and Maui Land & Pineapple Company, Inc. as Purchaser, as of April 30, 2004, incorporated by reference from Form 10-Q filed August 13, 2004.
	(iv)	Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004. Exhibit (10)(A) to Form 10-Q for the quarter ended September 30, 2004.
(v)
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of August 6, 2004, by and among YCP Kapalua L.P., and YCP Kapalua Operator, Inc., and Maui Land & Pineapple Company, Inc. Exhibit (10)(B) to Form 10-Q for the quarter ended September 30, 2004.
	(vi)	Termination of Hotel Ground Lease, effective as of August 31, 2004. Exhibit (10)(C) to Form 10-Q for the quarter ended September 30, 2004.
10.5	(i)	Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.). Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999.
10.6	(i)
Summary of Terms of Consulting Agreement Between Maui Land & Pineapple Company, Inc. and Director Thomas M. Gottlieb, effective as of June 15, 2004. Exhibit (10)(B) to Form 10-Q for the quarter ended June 30, 2004.

(ii)
Cancellation of Consulting Agreement between the Maui Land & Pineapple Company, Inc. and Thomas M. Gottlieb, entered into on October 29, 2004, and effective as of September 15, 2004. Exhibit (10)(A) to Form 8-K dated November 1, 2004
11.		Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to Consolidated Financial Statements.
21.
Subsidiaries of registrant:
All of the following were incorporated in the State of Hawaii:
Maui Pineapple Company, Ltd.
Kapalua Land Company, Ltd.
Kapalua Advertising Company, Ltd.
Kapalua Water Company, Ltd.
Kapalua Waste Treatment Company, Ltd.
Honolua Plantation Land Company, Inc.
23*		Consent of Independent Registered Public Accounting Firm.
31.*		Rule 13a - 14(a) Certifications.
32.*		Section 1350 Certifications.
99.		Additional Exhibits.
99.1*		Financial Statements for Kapalua Bay Holdings, LLC for the period from August 31, 2004 (date of inception) through December 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2005.

MAUI LAND & PINEAPPLE COMPANY, INC.
By	/s/ DAVID C. COLE David C. Cole President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ DAVID C. COLE David C. Cole, Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)	Date	March 28, 2005
By	/s/ JOHN H. AGEE John H. Agee, Director	Date	March 28, 2005
By	/s/ RICHARD H. CAMERON Richard H. Cameron, Director	Date	March 28, 2005
By	/s/ WALTER A. DODS, JR. Walter A. Dods, Jr., Director	Date	March 28, 2005
By	/s/ THOMAS M. GOTTLIEB Thomas M. Gottlieb, Director	Date	March 28, 2005
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date	March 28, 2005
By	/s/ KENT T. LUCIEN Kent T. Lucien, Director	Date	March 28, 2005
By	/s/ DUNCAN MACNAUGHTON Duncan MacNaughton, Director	Date	March 28, 2005
By	/s/ FRED E. TROTTER III Fred E. Trotter III, Director	Date	March 28, 2005
By	/s/ FRED W. RICKERT Fred W. Rickert, Vice President/Chief Financial Officer (Principal Financial Officer)	Date	March 28, 2005
By	/s/ ADELE H. SUMIDA Adele H. Sumida, Controller & Secretary (Principal Accounting Officer)	Date	March 28, 2005

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  FORWARD-LOOKING STATEMENTS AND RISKS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Three Years Ended December 31, 2004 (Dollars and Shares in Thousands)
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY EARNINGS (unaudited)
  SCHEDULE II
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES