Form 10-Q
period 2005-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2005-05-16
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P. O. BOX 187, KAHULUI, MAUI, HAWAII 96733-6687
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (808) 877-3351

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock, no par value	7,372,550 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	3/31/05	12/31/04
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$5,778	$11,531
Accounts and notes receivable	12,960	12,716
Inventories	15,348	15,100
Other current assets	7,805	8,023
Total current assets	41,891	47,370
Property	241,973	240,466
Accumulated depreciation	(149,583)	(146,569)
Property—net	92,390	93,897
Other Assets	20,306	19,656
Total	154,587	160,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	2,957	3,314
Trade accounts payable	10,444	12,703
Deferred revenue	7,493	13,018
Other current liabilities	7,662	7,151
Total current liabilities	28,556	36,186
Long-Term Liabilities
Long-term debt and capital lease obligations	13,259	13,953
Accrued retirement benefits	33,480	33,071
Other long-term liabilities	5,402	5,588
Total long-term liabilities	52,141	52,612
Minority Interest in Subsidiary	507	504
Stockholders’ Equity
Common stock, no par value—8,000,000 shares authorized, 7,228,550 and 7,226,550 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	13,401	13,335
Additional paid-in-capital	1,897	1,456
Retained earnings	62,226	60,971
Accumulated other comprehensive loss	(4,141)	(4,141)
Stockholders’ equity	73,383	71,621
Total	$154,587	$160,923

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	3/31/05	3/31/04
	(Dollars in Thousands Except Share Amounts)
Operating Revenues
Net sales	$27,470	$30,257
Operating income	10,410	10,242
Other income	256	15
Total Operating Revenues	38,136	40,514
Operating Costs and Expenses
Cost of goods sold	15,643	17,295
Operating expenses	9,240	8,798
Shipping and marketing	3,796	4,510
General and administrative	7,295	7,383
Total Operating Costs and Expenses	35,974	37,986
Net Operating Income	2,162	2,528
Equity in earnings (losses) of affiliates	(104)	26
Interest expense	(142)	(377)
Interest income	45	21
Income From Continuing Operations Before Income Taxes	1,961	2,198
Income Tax Expense	706	740
Income From Continuing Operations	1,255	1,458
Income From Discontinued Operations (net of income tax expense of $0 and $73)	—	60
Net Income	1,255	1,518
Retained Earnings, Beginning of Period	60,971	61,354
Retained Earnings, End of Period	62,226	62,872
Earnings Per Common Share—Basic and Diluted
Continuing Operations	.17	.20
Discontinued Operations	.—	.01
Net Income	$.17	$.21

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	3/31/05	3/31/04
	(Dollars in Thousands)
Net Income	$1,255	$1,518
Other Comprehensive Income—Foreign Currency Translation Adjustment	—	111
Comprehensive Income	$1,255	$1,629

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/05	3/31/04
	(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$(1,464)	$14,154
Investing Activities
Purchases of property	(2,188)	(5,744)
Proceeds from disposals of property	5	2,638
Other	(1,055)	(776)
Net Cash Used in Investing Activities	(3,238)	(3,882)
Financing Activities
Payments of long-term debt and capital lease obligations	(1,051)	(11,016)
Proceeds from long-term debt	—	4,500
Distributions to minority interest	—	(767)
Net Cash Used in Financing Activities	(1,051)	(7,283)
Net Increase (Decrease) in Cash	(5,753)	2,989
Cash and Cash Equivalents at Beginning of Period	11,531	7,863
Cash and Cash Equivalents at End of Period	$5,778	$10,852

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $169,000 and $398,000 was paid during the three months ended March 31, 2005 and 2004, respectively. Income taxes of $93,000 and $990,000 were paid during the three months ended March 31, 2005 and 2004, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 The effective tax rate for 2005 and 2004 differs from the statutory federal rate of 34% primarily because of the state tax provision and refundable state tax credits.

4.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $857,000 and $825,000 at March 31, 2005 and December 31, 2004, respectively.

5.                 Inventories as of March 31, 2005 and December 31, 2004 were as follows:

	3/31/05	12/31/04
	(Dollars in Thousands)
Pineapple products
Finished goods	$4,171	$3,477
Work in progress	421	438
Raw materials	645	751
Real estate held for sale	2,807	2,966
Merchandise, materials and supplies	7,304	7,468
Total Inventories	$15,348	$15,100

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops.  The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), “Accounting by Agricultural Producers and Agricultural Cooperatives,” states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at March 31, 2005, consisted of approximately 4,400 acres in various stages of growth that will be harvested principally in the years 2005 through 2007, and are expected to yield an average of approximately 32 tons per acre. At December 31, 2004, growing crops consisted of approximately 4,200 acres that will be harvested in the years 2005 through 2007, and are expected to yield an average of approximately 26 tons per acre. The estimated average yield of tons per acre reflects the Company’s expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. In the first quarter of 2005, the Company recognized revenues and profits using the percentage of completion method for the sale of lots that closed escrow in Honolua Ridge residential subdivision at the Kapalua Resort. In the first quarter of 2005, two lots closed escrow bringing the total lots sold to 19. At March 31, 2005, construction of the improvements was estimated to be approximately 78% complete. Costs of sales are allocated to each lot based on relative sales values. The total estimated costs are approximately $12.8 million, and consist primarily of executed contracts with contractors. This estimate could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. Construction of the project’s 25 residential lots and related improvements are scheduled to be completed by June 2005.

6.                 Deferred Costs

Pursuant to an April 30, 2004 letter of intent, the Company and Miraval Holding, LLC (Miraval) were negotiating the formation of a joint venture to create and manage a health and wellness community at the Kapalua Resort. In early May 2005, the parties agreed to discontinue negotiations and to not proceed with a joint venture at this time. The Company plans to continue with the development of a health and wellness community at Kapalua Resort and is currently analyzing legal, design and other deferred costs to determine which costs may be written off in the second quarter of 2005. On May 13, 2005, the Company’s Chairman, President & CEO resigned from the Board of Directors of Miraval. The Stephen M. Case Revocable Trust, representing 42% of the Company’s issued and outstanding shares, controls an entity that owns 70% of Miraval.

7.                 Operating Segment Information:

	Three Months Ended March 31
	2005	2004
	(Dollars in Thousands)
Operating Revenues
Pineapple	$15,787	$21,725
Resort	13,419	12,627
Community Development	8,912	6,146
Other	18	16
Total Operating Revenues	38,136	40,514
Operating Profit (Loss)
Pineapple	(2,088)	(1,792)
Resort	293	100
Community Development	3,921	4,339
Other	(68)	(93)
Total Operating Profit	2,058	2,554
Interest Expense	(142)	(377)
Interest Income	45	21
Income Tax Expense	(706)	(740)
Income—Continuing Operations	1,255	1,458
Income—Discontinued Operations	—	60
Net Income	$1,255	$1,518

In 2005, responsibility for the real estate leasing activity that was accounted for in the Resort segment was transferred to the Community Development segment (previously called “Development” segment) and prior year amounts were restated for comparability. The Community Development segment as reorganized is comprised of all of the Company’s real estate entitlement, development, construction, sales and leasing activities. The Community Development segment also includes the Company’s 51% equity interest in Kapalua Bay Holdings LLC, the owner and operator of the Kapalua Bay Hotel. Remaining in the Resort segment are the operations of three championship golf courses, a tennis facility, ten retail outlets, a vacation rental program (The Kapalua Villas), and Public Utilities Commission regulated water and sewage transmission operations at the Kapalua Resort.

8.                 Discontinued Operations

In December 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations; title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company’s subsidiary. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sales are being reported as discontinued operations, with prior period amounts restated for comparability. For the three months ended March 31, 2004, revenues and operating profit attributable to this discontinued operation were $1,837,000 and $133,000, respectively.

9.                 Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended
	March 31
	2005	2004
Basic	7,226,572	7,195,800
Diluted	7,397,896	7,315,937

10.          At March 31, 2005 and 2004, the Company did not hold derivative instruments and did not enter into hedging transactions.

11.          Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Dollars in Thousands)
Service cost	$429	$501	$91	$98
Interest cost	781	726	240	225
Expected return on plan assets	(810)	(745)	—	—
Amortization of prior service cost	12	11	(32)	(33)
Amortization of transition liability	6	6	—	—
Special termination benefits	—	106	—	55
Recognized actuarial loss (gain)	126	98	(68)	(75)
Net expense	$544	$703	$231	$270

The Company expects to contribute $1,201,000 to its defined benefit pension plans and $675,000 to its other postretirement benefit plans in 2005. Special termination benefits for pension benefits and other benefits relate to management changes in 2004.

12.          Contingencies

Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a liability of $250,000 in 1999. In 2004, the Company recognized a liability and expense of $167,000 for its share of the capital costs to install a filtration system for an existing well. Adjustments to the liability through March 31, 2005 did not have a material effect on the Company’s financial statements. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Therefore, while it is likely that the County of Maui will at sometime in the future drill additional wells, the possible cost to the Company depends on many factors, including the location of the well, the availability of suitable alternative sites and ultimately, whether or not the contaminant DBCP is found in the water. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

In connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel’s soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost to the Company range from -0- to $3.5 million. If the property were ultimately developed for sale, any remediation cost would be capitalized as part of the project cost. At March 31, 2005, it was not probable that a liability for remediation cost had been incurred; accordingly, no liability was recorded.

The Company has a 51% membership interest in Kapalua Bay Holdings LLC (“Bay Holdings”). Kapalua Bay LLC, which is a wholly owned subsidiary of Bay Holdings, secured a $45.0 million loan in connection with its purchase of the Kapalua Bay Hotel assets. The Company and the other Bay Holdings’ members (owners) executed a $5.0 million indemnity and guaranty agreement, pursuant to which each member is responsible for (and guarantees payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its indemnitor’s obligation.

In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company, as an investor in various affiliates (partnerships, LLCs), may under specific circumstances be called upon to make additional capital contributions.

At March 31, 2005, the Company had commitments under signed contracts totaling $4,434,000, which primarily relate to real estate development projects.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2005, lines of responsibility among the Company’s operating segments were modified to enhance decision-making, to drive continuous improvement in day-to-day performance, and to reach the Company’s objectives for 2005, which are to:

•       Achieve profitable Pineapple segment operations;

•       Enhance operating margins and management practices in Resort operations;

•       Execute the Community Development planning and entitlement agenda;

•       Drive cost savings by consolidating functions and processes; and

•       Improve employee productivity through training, communication and professional development.

Performance-based incentives covering all non-union employees in each of the operating segments were put in place.  Further reductions in the work force took place in the first quarter of 2005 as the Pineapple segment moved forward to change its operations.

In February 2005, the Company’s Board of Directors approved the expenditure of $17.2 million for the construction of a multi-client processing facility that will replace the Company’s present pineapple cannery, can plant and fresh fruit packing facility. The new facility is expected to reduce the Company’s overall cost structure by integrating the fresh fruit and canning processes and by upgrading much of the current equipment. Construction of the new facility is expected to begin in July 2005 and be completed in July of 2006. The new facility will be constructed on a portion of the present cannery site in Kahului.

RESULTS OF OPERATIONS

CONSOLIDATED

Overview

The Company reported net income of $1.3 million ($.17 per share) for the first quarter of 2005 compared to $1.5 million ($.21 per share) for the first quarter of 2004. Higher operating losses from the Pineapple segment and lower operating profit from the Community Development segment were primarily responsible for the lower net income in the first quarter of 2005. Revenues for the first quarter of 2005 decreased by $2.4 million to $38.1 million from $40.5 million for the first quarter of 2004.

General and Administrative

Consolidated general and administrative expenses decreased by approximately 1% to $7.3 million for the first quarter of 2005 compared to $7.4 million the first quarter of 2004.

The major components of the difference in general and administrative expense between the first quarter of 2005 and the first quarter of 2004 were as follows:

	First Quarter
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries & wages	$2.0	$1.7	$0.3
Employee incentives & stock compensation	0.6	0.2	0.4
Employee severance expense	0.3	1.1	(0.8)
Medical insurance premiums	1.1	1.3	(0.2)
Professional services	1.2	0.7	0.5
Depreciation expense	0.8	0.5	0.3
Other (net)	1.3	1.9	(0.6)
Total	$7.3	$7.4	$(0.1)

The increase in salaries and wages is primarily the result of additional employees in the Community Development segment in the first quarter of 2005. Further expansion of the Community Development staff is expected in order to accomplish the projects and initiatives that are slated on the agenda for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting the Company’s increased emphasis on performance-based variable pay plans.

Employee severance expense was lower in the first quarter of 2005 because of management changes at the corporate level in the first quarter of 2004. In the first quarter of 2005, employee severance charges due to reduction in the work force in the Pineapple segment was approximately $300,000 compared to $360,000 in the first quarter of 2004. The decrease in medical insurance premiums largely reflects the reduction in the work force in the Pineapple segment.

The increase in professional services primarily reflects charges incurred in the first quarter of 2005 for adjustments to the Company’s integrated accounting system and additional training of the Company’s employees on use of the system. The system was fully placed in service in January 2003 and reduction in staffing and staff turnover, particularly in the Pineapple segment, necessitated re-training in the first quarter of 2005.

The increase in depreciation charged to general and administrative expense is due to a change in the estimated useful lives of certain Pineapple segment assets in March 2005 as a result of the decision to construct a new plant to replace the current cannery, can plant and fresh fruit processing facility.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with management’s evaluation of the operating segments.

Interest Expense

Interest expense decreased by 62% to $142,000 for the first quarter of 2005 compared to $377,000 for the first quarter of 2004. The decrease in interest expense was primarily due to lower average borrowings in 2005 and a higher amount of interest capitalized in 2005. The Company’s effective interest rate on borrowings was slightly higher in 2005.

PINEAPPLE

Overview

The Pineapple operating segment includes growing, packing and processing, and marketing of fresh and canned pineapple. The fruit grown by the Company principally consists of three types of pineapple, Hawaiian GoldTM (sold as fresh whole or canned fruit), Champaka (largely used for canning), and organic pineapple, sold as fresh whole fruit.

The Company is expanding its presence in the fresh fruit market, while selectively reducing its reliance on the canned fruit market. Therefore, over recent years, the Company has decreased the tonnage of fruit going to the cannery and, in 2004 began to commensurately reduce the number of markets that it serves. The Company’s strategy focuses on using the canned pineapple operations to complement the fresh operations, thereby allowing the Company to market only the highest quality fresh pineapple. The Company directs fruit to either the canned or the fresh pack facility at the time of harvest based on a variety of factors including: market conditions, fruit size and quality. The transition of the Company’s pineapple operations continues with an emphasis on upgrading and building production and crop capacity to deliver a consistent and reliable supply of high quality fruit.

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past year, significant progress has been made in changing the Company’s agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, significant progress has been made towards improved crop maintenance and agronomic practices that are beginning to result in improved plant yields (tons of fruit per acre) and a premium quality pineapple.

The Pineapple segment produced an operating loss from continuing operations of $2.1 million for the first quarter of 2005 compared to an operating loss of $1.8 million for the first quarter of 2004. Revenues from this operation were $15.8 million for the first quarter of 2005, a reduction of 27% compared to the first quarter of 2004, reflecting the Company’s strategy to discontinue certain retail segments. Average sales prices for the Company’s fresh and canned pineapple improved in the first quarter of 2005 compared to the first quarter of 2004 and the Company is making good progress towards its marketing goals. Losses incurred in 2005 and 2004 in large part reflect the Company’s high cost structure, and costs associated with transitioning from predominantly a canned pineapple supplier to a high-quality fresh fruit supplier.

As mentioned above, the Company will begin construction in July 2005 of a new multi-client processing facility that will replace the Company’s present pineapple cannery, can plant and fresh fruit packing facility. The new facility is expected to reduce the Company’s overall cost structure by integrating and streamlining the fresh fruit and canning processes and by upgrading much of the current equipment. The Company is analyzing which equipment will not be incorporated into the new facility and based on current estimates began to depreciate these assets over their remaining estimated useful lives starting in March 2005, which resulted in a charge to operations of $264,000 in March 2005. The Company will continue to incur increased depreciation charges in 2005 and through June 2006 because of the reduction in the estimated useful lives of assets that it does not expect to incorporate into the new processing facility. In connection with the new processing facility, and as the Company transitions its business to focus on the premium fresh fruit business, the Company will continue to restructure its workforce, which may result in additional charges to current year operating results.

Canned and Fresh Operations

The case volume of canned pineapple sales decreased by 41% for the first quarter of 2005 as compared to the first quarter of 2004 primarily reflecting the Company’s strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for the Company’s canned pineapple products increasing by approximately 5% for the first quarter of 2005 compared to the first quarter of 2004. The Company implemented price increases for its canned product lines in March 2004, June 2004 and August 2004.

Canned pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 39% of the Company’s case volume of canned pineapple sales in the first quarter of 2005 compared to approximately 28% in the first quarter of 2004. The Company will continue to participate in government programs that purchase pineapple for school lunches, needy families and other areas, while working to increase the level of “customer service” that it can provide.

The case volume of fresh pineapple sales was flat in the first quarter of 2005 compared to the first quarter of 2004. The sale of fresh pineapple represented approximately 32% of net pineapple sales for the first quarter of 2005 compared to 21% for the first quarter of 2004. The Company’s average revenue per box of fresh pineapple sales increased by approximately 8% in the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting the improved quality of its products and improved marketing efforts.

Pineapple cost of sales decreased by 25% in the first quarter of 2005 compared to the first quarter of 2004, reflecting the lower sales volume of canned pineapple. The average per unit cost of sales is higher in the first quarter of 2005 compared to the first quarter of 2004 because in 2004, cost of sales was reduced because of the impact of a liquidation of inventory based on the LIFO (last-in, first-out) method of accounting for inventories.

Pineapple shipping and marketing cost decreased by $1.3 million (38%) in the first quarter of 2005 compared to the first quarter of 2004, largely reflecting the lower sales volume of canned pineapple. Reductions in force at the Company’s sales and marketing office also contributed to lower marketing cost in 2005. In addition, lower average shipping cost for fresh pineapple because of increased use of surface shipment instead of the higher cost air shipment, were responsible for the lower cost in 2005. In the first quarter of 2005, the Company shipped approximately 82% of its Hawaiian GoldTM fresh pineapple by surface rather than by air, compared to about 64% in the first quarter of 2004.

RESORT

Overview

The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

The Company began to implement the Kapalua Gold program to upgrade and standardize The Kapalua Villas as well as other initiatives to enhance and improve the Kapalua resort. Achieving the highest quality guest experience is considered a key to the Company’s success in this segment. The Company expects to have 40 to 60 Kapalua Gold villas renovations completed in the fourth quarter of 2005.

Hotel and condominium room occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues from the hotel ground leases. Hotel and condominium room occupancies at Kapalua Resort increased by 8% in the first quarter of 2005 compared to the first quarter of 2004. Occupancies for the island of Maui increased by 3% and for the State of Hawaii, occupancies increased by 5% in the first quarter of 2005 compared to the first quarter of 2004.

The Resort segment produced an operating profit of $293,000 in the first quarter of 2005 compared to $100,000 in the first quarter of 2004. Revenues of $13.4 million for the first quarter of 2005 were approximately 6% higher than the first quarter of 2004 primarily due to increased green and cart fee rates, merchandise sales volume and higher average Kapalua Villas room rates.

Increased Resort revenues were largely commensurate with higher room rates and occupancies. Higher operating expense at the Resort for electricity, repairs and maintenance, and outside consultants, more than offset lower workers compensation cost, and reduced payroll cost because of vacant administrative positions. Marketing expense was higher in the first quarter of 2005 compared to the prior year first quarter because of greater emphasis on marketing the Kapalua Resort.

Golf, Merchandise and Villas

Revenues from golf operations increased by 8% for the first quarter of 2005 compared to the first quarter of 2004, as a result of higher average green and cart fees. Paid rounds were about the same for both periods. Merchandise sales increased by approximately 1% in the first quarter of 2005 compared to the first quarter of 2004. Revenues from The Kapalua Villas increased by about 7% in the first quarter of 2005 compared to the first quarter of 2004 reflecting a 2% increase in occupied rooms and 4% higher average room rates.

COMMUNITY DEVELOPMENT

Overview

The Community Development segment includes the Company’s real estate entitlement, development, construction, sales and leasing activities. A large portion of the focus for this segment is on the luxury real estate market on Maui. The segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Resort.

Community Development includes the management of several leases, including the ground lease underlying the Ritz-Carlton, Kapalua and through August 31, 2004, the ground lease for the Kapalua Bay Hotel. Beginning August 31, 2004, the Community Development segment includes the Company’s 51% equity interest in Kapalua Bay Holdings LLC, the limited liability company that owns and operates the Kapalua Bay Hotel, and that has the rights and interest as landlord of the adjacent retail shops, including the retail leases. Plans are to demolish the hotel and shops after the land entitlements are secured, which is presently estimated to be in 2006, and develop new whole and fractional residential units, an ocean-side spa and a beach club.

The Company has approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

The Community Development segment is working on a number of real estate development and Kapalua Resort revitalization projects. Honolua Ridge Phase II, a residential subdivision at the Kapalua Resort, comprised of 25 agricultural-zoned lots ranging in size from 2 to 30 acres, is anticipated to be ready for sale in September 2005. In the first quarter of 2005, the Company began the environmental impact statement process for Pulelehua, a planned traditional community in West Maui for working families. Applications for zoning and community plan amendment changes for Pulelehua were also submitted in the first quarter of 2005. Master planning work began in the first quarter of 2005 for Kapalua Mauka, a planned 690 unit residential community. Application for a Special Management Area permit, part of the County of Maui entitlement process, was submitted in March 2005 for the first phase of Kapalua Village, a planned commercial area in the Central Resort. Construction of this phase of Kapalua Village, comprised of 12,000 square feet of commercial space, is expected to begin in September 2005.

The Community Development segment reported an operating profit of $3.9 million for the first quarter of 2005 compared to $4.3 million for the first quarter of 2004. Operating profit for 2005 includes $110,000 of losses from the Company’s equity interest in the Kapalua Bay Hotel. Revenues from Community Development were $8.9 million in the first quarter of 2005 compared to $6.1 million in the first quarter of 2004. Increased revenues were due to increased real estate sales in the first quarter of 2005, partially offset by lower revenues from leasing activities.

Real Estate Sales

Revenues for the first quarter of 2005 include $7.3 million from the sale of lots at the Honolua Ridge residential subdivision. In the first quarter of 2005, two lots closed escrow bringing the total lots sold to 19. Six Honolua Ridge lots were in inventory at the end of the first quarter, of which two sales were expected to close escrow in May 2005. Revenues and profit from Honolua Ridge are being recognized using the percentage-of-completion method as the subdivision improvements are completed. At the end of the first quarter of 2005, these improvements were approximately 78% complete. Rain in the first quarter of 2005 has delayed the completion of construction of the subdivision improvements by approximately two months. Construction is expected to be substantially complete in June 2005. The Company’s balance sheet at March 31, 2005, included $7.3 million of deferred revenues related to Honolua Ridge.

The sale of a 6.5-acre lot at Kapalua Resort in the first quarter of 2004 contributed $4.2 million to revenues and $3.9 million to operating profit.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort was approximately the same in the first quarter of 2005 as the first quarter of 2004.

Revenues from leasing activities decreased by 48% in the first quarter of 2005 compared to the first quarter of 2004. The decrease primarily reflects the absence of lease revenues from the Kapalua Shops retail leases and from the Kapalua Bay Hotel ground lease.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Position

At March 31, 2005, the Company’s total debt, including capital leases, was $16.2 million, a reduction of $1.1 million from December 31, 2004. The year 2005 began with no borrowings under the Company’s revolving credit lines and $11.5 million in cash and cash equivalents. Such cash and cash equivalents were used to fund cash flows used in operating activities in the first quarter of 2005 and the scheduled repayments of existing debt. At March 31, 2005, the Company had unused short- and long-term credit lines of $15.0 million.

Operating Cash Flows

In the first quarter of 2005, cash flows used in operating activities was $1.5 million. Operating activities for the first quarter of 2004 provided $14.2 million of net cash flows. By operating segment, these cash flows were approximately as follows:

	Quarter Ended March 31
	2005	2004
	(Dollars in Millions)
Pineapple	$(0.6)	$11.8
Resort	0.6	1.9
Community Development	0.7	3.7
Corporate, interest, taxes & other	(2.2)	(3.2)
Total	$(1.5)	$14.2

Cash used in operating activities in the first quarter of 2005 for the Pineapple segment includes approximately $2 million of payments for payroll and accounts payable for 2004 operations. In the first quarter of 2004, the high amount of cash from operating activities in the Pineapple segment was primarily due to a higher than normal level of sales late in 2003 that were collected in early 2004.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold. In the first quarter of 2005, the sale of two lots at the Honolua Ridge subdivision closed escrow. Revenues and profit are recognized on a percentage-of-completion method, therefore much of the revenues recognized in the first quarter of 2005 were from sales closed and cash received in 2004. In the first quarter of 2004, a $4.2 million sale of a 6.5-acre parcel at Kapalua closed escrow.

Future Cash Outflows

Capital expenditures for the Pineapple segment are expected to be $14.3 million in 2005, including $9.7 million (of a total of $17.2 million) for the planning, design and construction of the new multi-client processing facility that will replace the present pineapple cannery, can plant and fresh fruit packing facility. The planned capital expenditures for 2005 also include $1.1 million for replacement of existing equipment.

Capital expenditures for the Resort segment are expected to be $7.1 million in 2005. These expenditures include renovation of the Plantation Course greens and fairway bunkers, the Bay Course Clubhouse restaurant, and renovation or replacement of existing facilities and equipment.

Capital expenditures for the Community Development segment in 2005 for the renovation of existing facilities and for new facilities are expected to be approximately $14 million. Expenditures in 2005 that will be accounted for as deferred development costs pending entitlements and final project feasibility analyses are expected to be about $9 million; and expenditures to complete Honolua Ridge Phase I and for Honolua Ridge Phase II are expected to be approximately $20 million in 2005.

In total, expenditures for capital, real estate inventory, planning, and new projects are expected to be over $50 million in 2005. In the first quarter of 2005, sales proceeds from Honolua Ridge Phase I totaled $2.9 million; and the Company anticipates that sales proceeds from the remaining six lots will be available in 2005 to fund other projects. The Company anticipates that some of Honolua Ridge Phase II will be funded by pre-sale proceeds and project specific financing will be secured for certain capital projects. In addition, some of the projects will be funded by proceeds from the sale of properties that the Company has identified as “non-core” to its primary businesses and its vision for the future. Based on preliminary discussions with lenders, the Company believes that it will be able to secure adequate funds to accomplish these projects.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company’s market risk exposure during the first three months of 2005.

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports published by the Company contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) as to a variety of matters, including the following:

•       the timing and success of the Kapalua Bay Hotel redevelopment;

•       the closing of lot sales at the Honolua Ridge residential subdivision;

•       the timing, cost and efficiency of the planned multi-client processing facility;

•       the timing and success of the Kapalua Resort initiatives to enhance and improve the resort, including renovations of the Plantation Golf Course, the Bay Club, the Bay Course restaurant and the Villas;

•       the cost to remediate certain soils;

•       new procedures and practices to balance revenue sources and timing of production volume to strengthen the pineapple operations;

•       reduction in the number of types of products canned and sold;

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

•       the effect of assumption changes on net periodic pension and other benefit costs; and

•       the impact from the continuation of work force restructuring of the Pineapple segment.

In addition, from time to time, the Company may publish forward-looking statements as to those matters or other aspects of the Company’s anticipated financial performance, business prospects, new products, marketing initiatives or similar matters.

Forward-looking statements contained in this report or otherwise made by the Company are subject to numerous factors that could cause the Company’s actual results and experience to differ materially from expectations expressed by the Company. Factors that might cause such differences, among others, include:

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

The Company is subject to the risks that generally relate to investments in real property because it develops and sells real property, primarily for residential use. Also, the Company has a 51% ownership interest in Kapalua Bay Holdings LLC, which owns and operates the Kapalua Bay Hotel. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and the Company may not be able to adjust its portfolio of properties quickly in response to economic or other conditions.

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

If any development project is not completed on time or within budget, the Company’s financial results may be materially affected.

If the Company is unable to obtain required land use entitlements at reasonable costs, or at all, its operating results would be adversely affected.

The Company’s financial results are highly dependent on its real estate development business segment. The financial performance of the Company’s real estate development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often times difficult, costly and may take several years, or more, to complete. In some situations, the Company may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter its plans for the development.

If the planning and construction of infrastructure in Maui is not improved, particularly in the area of transportation, this could result in additional difficulty or the inability of the Company to move forward with its planned development projects, which could negatively impact its financial results.

The roads and highways in Maui are currently inadequate to accommodate the planned growth of the island. Planning and construction of this infrastructure has not been done with a long-term perspective and in coordination with the needs of the community. This lack of comprehensive planning may result in infrastructure stress in Maui and can be a major impediment to future development. Infrastructure stress can also lead to a deterioration of the visitor experience and the quality of life for residents, which in turn can impact the Company’s ability to attract discriminating customers, employees, vendors and contractors.

The historical price and market for luxury real estate on Maui has been highly cyclical and if the market demand for luxury real estate were to decrease, the Company’s operating results could be adversely affected.

The highs and lows in the market cycle can prevail for multiple years at a time. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair the Company’s liquidity and ability to proceed with additional land development projects and negatively affect the its operating results.

If the Company is unable to successfully compete with other developers of luxury real estate on Maui, its financial results could be materially affected.

The Company’s real estate product faces competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, the Company’s competitors are larger than it is and have greater access to capital. If the Company is unable to compete with these larger competitors, its financial results could be materially affected.

If the Company cannot attract and retain skilled workers for its resort operations, its financial results could be negatively impacted. There is a potential lack of adequate skilled workers on Maui for larger development projects.

The Company’s three golf courses require a large number of course and facility maintenance and operations workers; and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, the Company’s resort operations require a large number of workers to maintain the quality and level of service that it strives to provide to its customers. The Company’s plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If the Company and other Maui businesses are unable to work with the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted.

The Company may be subject to certain environmental regulations under which it may have additional liability and experience additional costs for land development.

Various federal, state, and local environmental laws, ordinances and regulations regulate the Company’s properties and could make it liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property it currently owns or operates or that it previously owned or operated. These laws could impose liability without regard to whether the Company knew of, or was responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize the Company’s ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If the Company arranges for the disposal or treatment of hazardous or toxic wastes, it could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if it never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit the Company’s ability to develop, use, sell or rent its real property.

The Company’s pineapple operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three United States companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produces substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Central America, Thailand and Indonesia also are a major source of competition. Producers of pineapple in foreign countries have substantially lower labor costs than the Company.

The Company’s marketing strategy is to compete based on the premium quality of our fresh pineapple product and being the only company that cans all of its pineapple in the United States. If the Company cannot compete effectively with these larger companies and lower cost producers, its financial results could be adversely affected.

If the multi-client processing facility is not able to sufficiently reduce the Company’s cost of processing and packing pineapple, the Company’s financial results could be adversely affected.

The Company is in the planning and design phase for the construction of a multi-client processing facility that will replace the present pineapple cannery, can plant and fresh fruit packing facility. The Company’s current high cost structure is expected to be reduced because of the efficiency of the new facility. While the Company’s personnel and outside consultants have thoroughly evaluated the requirements of the new facility, variances from the estimates of the cost, timing of completion or the efficiency of the new processing facility could adversely affect the Company’s financial results.

If the Company is unable to successfully compete with other producers of fresh and canned pineapple, its financial results could be materially affected.

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

One customer has provided a substantial portion of the Company’s canned pineapple sales; the loss of this customer may have a material adverse effect on operating results.

The United States government represented approximately 35% and 20% of the Company’s canned pineapple sales for 2004 and 2003, respectively. It is difficult to predict whether the United States government will continue to represent such a significant portion of the Company’s canned pineapple sales in the future because there is no long-term contract to supply pineapple to the government. If it were to lose this customer, operating results would be negatively affected.

Because the Company is located in Hawaii and therefore apart from the mainland United States, it is more sensitive to certain economic factors, which may adversely affect operating results.

The Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua and to Maui and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat or perceived threat of heightened terrorist activity in the United States, could affect a potential visitor’s choice of vacation destination or second home location.

The Company’s pineapple operations are dependent on ocean, surface and air freight to transport canned and fresh pineapple to customers on the mainland United States. Increases in the cost of energy, and other factors that affect the cost and reliability of ocean, surface and air freight will affect the financial results from the Pineapple segment.

Item 4.                        Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving the Company’s desired control objectives.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 1.                        Legal Proceedings

There are no known material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. Certain of the Company’s subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(31)	Rule 13a—14(a) Certifications
(32)	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
Date: May 16, 2005	/s/ FRED W. RICKERT
Fred W. Rickert
Vice President/Chief Financial Officer
(Principal Financial Officer)