Form 10-Q
period 2005-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2005-08-10
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

(808) 877-3351
(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, no par value	7,378,550 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/05	12/31/04
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$5,136	$11,531
Accounts and notes receivable	12,246	12,716
Inventories	15,142	15,100
Other current assets	7,456	8,023
Total current assets	39,980	47,370
Property	247,099	240,466
Accumulated depreciation	(153,407)	(146,569)
Property—net	93,692	93,897
Other Assets	31,005	19,656
Total	164,677	160,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	2,831	3,314
Trade accounts payable	11,851	12,703
Deferred revenue	3,567	13,018
Other current liabilities	10,699	7,151
Total current liabilities	28,948	36,186
Long-Term Liabilities
Long-term debt and capital lease obligations	12,540	13,953
Accrued retirement benefits	34,023	33,264
Other long-term liabilities	8,128	5,395
Total long-term liabilities	54,691	52,612
Minority Interest in Subsidiary	510	504
Stockholders’ Equity
Common stock, no par value—8,000,000 shares authorized, 7,230,300 and 7,226,550 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	13,462	13,335
Additional paid-in-capital	2,497	1,456
Retained earnings	68,710	60,971
Accumulated other comprehensive loss	(4,141)	(4,141)
Stockholders’ equity	80,528	71,621
Total	$164,677	$160,923

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	6/30/05	6/30/04
	(Dollars in Thousands Except Share Amounts)
Operating Revenues
Net sales	$43,809	$20,994
Operating income	7,262	8,657
Other income	99	91
Total Operating Revenues	51,170	29,742
Operating Costs and Expenses
Cost of goods sold	19,755	13,981
Operating expenses	8,516	8,907
Shipping and marketing	3,171	3,562
General and administrative	9,207	6,824
Total Operating Costs and Expenses	40,649	33,274
Net Operating Income (Loss)	10,521	(3,532)
Equity in earnings (losses) of affiliates	(112)	275
Interest expense	(95)	(275)
Interest income	10	7
Income (Loss) From Continuing Operations Before Income Taxes	10,324	(3,525)
Income Tax Expense (Benefit)	3,840	(1,178)
Income (Loss) From Continuing Operations	6,484	(2,347)
Loss From Discontinued Operations (net of income tax benefit of $53)	—	(26)
Net Income (Loss)	6,484	(2,373)
Retained Earnings, Beginning of Period	62,226	62,872
Retained Earnings, End of Period	68,710	60,499
Earnings Per Common Share
Basic	.90	(.33)
Diluted	$.89	$(.33)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Six Months Ended
	6/30/05	6/30/04
	(Dollars in Thousands Except Share Amounts)
Operating Revenues
Net sales	$71,279	$51,251
Operating income	17,672	18,899
Other income	380	106
Total Operating Revenues	89,331	70,256
Operating Costs and Expenses
Cost of goods sold	35,398	31,276
Operating expenses	17,756	17,705
Shipping and marketing	6,967	8,072
General and administrative	16,502	14,207
Total Operating Costs and Expenses	76,623	71,260
Net Operating Income (Loss)	12,708	(1,004)
Equity in earnings (losses) of affiliates	(216)	301
Interest expense	(237)	(652)
Interest income	30	28
Income (Loss) From Continuing Operations Before Income Taxes	12,285	(1,327)
Income Tax Expense (Benefit)	4,546	(438)
Income (Loss) From Continuing Operations	7,739	(889)
Income From Discontinued Operations (net of of income tax expense of $20)	—	34
Net Income (Loss)	7,739	(855)
Retained Earnings, Beginning of Period	60,971	61,354
Retained Earnings, End of Period	68,710	60,499
Earnings Per Common Share
Basic	1.07	(.12)
Diluted	$1.06	$(.12)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	6/30/05	6/30/04
	(Dollars in Thousands)
Net Income (Loss)	$6,484	$(2,373)
Other Comprehensive Income	—	—
Comprehensive Income (Loss)	$6,484	$(2,373)

	Six Months Ended
	6/30/05	6/30/04
	(Dollars in Thousands)
Net Income (Loss)	$7,739	$(855)
Other Comprehensive Income—Foreign Currency Translation Adjustment	—	111
Comprehensive Income (Loss)	$7,739	$(744)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	6/30/05	6/30/04
	(Dollars in Thousands)
Net Cash Provided by Operating Activities	$516	$13,499
Investing Activities
Purchases of property	(6,850)	(9,165)
Proceeds from disposals of property	2,643	2,974
Non-refundable deposit (hotel purchase)	—	(2,000)
Other	(808)	(1,357)
Net Cash Used in Investing Activities	(5,015)	(9,548)
Financing Activities
Payments of long-term debt and capital lease obligations	(6,396)	(11,692)
Proceeds from long-term debt	4,500	4,500
Distributions to minority interest	—	(1,046)
Other	—	(81)
Net Cash Used in Financing Activities	(1,896)	(8,319)
Net Decrease in Cash	(6,395)	(4,368)
Cash and Cash Equivalents at Beginning of Period	11,531	7,863
Cash and Cash Equivalents at End of Period	$5,136	$3,495

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $257,000 and $717,000 was paid during the six months ended June 30, 2005 and 2004, respectively. Income taxes of $273,000 and $1,781,000 were paid during the six months ended June 30, 2005 and 2004, respectively.

Non-Cash Investing Activities—For 2005, net cash sales proceeds of $10.6 million were available for re-investment on a tax-deferred basis.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the statement of financial position, results of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

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

4.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $642,000 and $825,000 at June 30, 2005 and December 31, 2004, respectively.

5.                 Inventories as of June 30, 2005 and December 31, 2004 were as follows:

	6/30/05	12/31/04
	(Dollars in Thousands)
Pineapple products
Finished goods	$4,243	$3,477
Work in progress	398	438
Raw materials	623	751
Real estate held for sale	2,449	2,966
Merchandise, materials and supplies	7,429	7,468
Total Inventories	$15,142	$15,100

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops.  The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), “Accounting by Agricultural Producers and Agricultural Cooperatives,” states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at June 30, 2005 and December 31, 2005, consisted of approximately 4,200 acres in various stages of growth that will be harvested principally in the years 2005 through 2008, and are expected to yield an average of approximately 30 tons per acre. The estimated average yield of tons per acre reflects the Company’s expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads,

sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. In the first half of 2005, the Company recognized revenues and profits using the percentage of completion method for the sale of lots that closed escrow in Honolua Ridge Phase I residential subdivision at the Kapalua Resort. In the first half of 2005, five lots closed escrow bringing the total lots sold to 22. At June 30, 2005, construction of the improvements was estimated to be approximately 92% complete. Costs of sales are allocated to each lot based on relative sales values. The total estimated costs are approximately $13.2 million, and consist primarily of executed contracts with contractors. This estimate could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. Construction of the project’s 25 residential lots and related improvements are scheduled to be completed by September 2005.

6.                 Real Estate Sales

In June 2005, the Company sold approximately 129 acres of Upcountry Maui land for $14 million, comprised of $11 million in cash and a promissory note for $3 million. In connection with the sale, the Company and the buyer executed a Water Development Agreement. Under the agreement, the Company will drill a new water well and construct a storage tank and a transmission line that would connect to the County of Maui water system. The well and storage tank will be constructed on a separate land parcel. After the County’s approval of the completed project, the Company will dedicate the facilities to the County for use as part of the County’s Upcountry water system. In exchange for the dedication, the Company would receive access to a water source (i.e., specified quantity of water). The cost to construct the water source is estimated at $6.4 million and, based on the expected water capacity, the buyer will be assigned 51% of the water source allocated to the Company by the County. Thus, in determining the profit to be recognized, 51% of the estimated total cost was allocated to the three parcels sold. The remainder of the cost (49%) will be deferred because the water source will benefit (serve) other Company projects in the Upcountry area. Because the cost to construct the water source can be reasonably estimated, $7.1 million of the profit on the transaction was allocated to the sale of the land parcels and $1.9 million was allocated to subsequent construction of the water source. Both of these activities will have the same rate of gross profit. This accounting is consistent with SFAS No. 66, Accounting for Sales of Real Estate. The $3.0 million note receivable is due on the date the buyer receives its allocated water source; accordingly, the $1.9 million of gross profit relating to construction of the water source will be recognized in future periods based on performance.

In June 2005, the Company also sold approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center for $2.7 million in cash and a promissory note of $856,000 that is due by December 31, 2005.

These second quarter 2005 real estate sales transactions resulted in net cash sales proceeds of $13.3 million, which have been or are expected to be re-invested on a tax deferred basis (Internal Revenue Code Section 1031 exchange). Proceeds of $2.7 million were used to purchase property to be used in the Company’s operations and, as of June 30, 2005, $10.6 million was on deposit with a qualified exchange intermediary. The gain on these sales recognized for financial statement purposes was $10.5 million.

7.                 Deferred Costs

Pursuant to an April 30, 2004 letter of intent, the Company and Miraval Holding, LLC (Miraval) were negotiating the formation of a joint venture to create and manage a health and wellness community at the Kapalua Resort. In early May 2005, the parties agreed to discontinue negotiations and to not proceed with the joint venture. In the second quarter of 2005, the Company wrote-off legal, design and other deferred costs of $440,000 that related to the anticipated venture with Miraval. The Company plans to continue with the development of a health and wellness community in another area of the Kapalua Resort. On May 13, 2005, the Company’s Chairman, President & CEO, David C. Cole, resigned from the Board of Directors of Miraval. The Stephen M. Case Revocable Trust, which as of June 30, 2005 owns 42% of the Company’s issued and outstanding common stock, controls an entity that owns 70% of Miraval.

8.                 Operating Segment Information:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
	(Dollars in Thousands)
Revenues
Pineapple	$16,256	$16,871	$32,043	$38,596
Resort	8,674	9,888	22,118	22,515
Community Development	26,224	2,965	35,136	9,111
Other	16	18	34	34
Total Operating Revenues	51,170	29,742	89,331	70,256
Operating Profit (Loss)
Pineapple	(2,603)	(2,761)	(4,691)	(4,553)
Resort	(2,252)	(1,359)	(1,934)	(1,259)
Community Development	15,321	1,008	19,242	5,347
Other	(57)	(145)	(125)	(238)
Total Operating Profit (Loss)	10,409	(3,257)	12,492	(703)
Interest Expense	(95)	(275)	(237)	(652)
Interest Income	10	7	30	28
Income Tax (Expense) Benefit	(3,840)	1,178	(4,546)	438
Income (Loss)—Continuing Operations	6,484	(2,347)	7,739	(889)
Income (Loss)—Discontinued Operations	—	(26)	—	34
Net Income (Loss)	$6,484	$(2,373)	$7,739	$(855)

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

9.                 Discontinued Operations

In December 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations; title to one of the remaining parcels was transferred to the buyer and $2.7 million of the previously withheld sales price was paid to the Company’s subsidiary. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sales are being reported as discontinued operations, with prior period amounts restated for comparability. Revenues and operating loss attributable to this discontinued operation were $35,000 and $(79,000), respectively for the three months ended June 30, 2004. For the first six months of 2004, revenues and operating profit from this discontinued operation was $1,740,000 and $54,000, respectively.

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Basic	7,228,569	7,195,822	7,227,576	7,195,811
Diluted	7,321,733	7,195,822	7,322,835	7,195,811

For the three months and six months ended June 30, 2004, potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts (i.e. decrease loss per common share). The potentially dilutive common shares were 37,254 and 40,072, for the three months and six months ended June 30, 2004, respectively.

11.          At June 30, 2005 and 2004, the Company did not hold any derivative instruments and did not enter into hedging transactions.

12.          Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(Dollars in Thousands)
Pension Benefits
Service cost	$429	$501	$858	$1,002
Interest cost	781	726	1,562	1,452
Expected return on plan assets	(810)	(745)	(1,620)	(1,490)
Amortization of prior service cost	12	11	24	22
Amortization of transition liability	6	6	13	12
Special termination benefits	—	—	—	106
Recognized actuarial loss	126	98	252	196
Net expense	$544	$597	$1,089	$1,300
Other Benefits
Service cost	$91	$98	$182	$196
Interest Cost	240	225	480	450
Amortization of prior service cost	(32)	(33)	(64)	(66)
Special termination benefits	—	—	—	55
Recognized actuarial (gain)	(68)	(75)	(136)	(150)
Net expense	$231	$215	$462	$485

The Company expects to contribute $1,201,000 to its defined benefit pension plans and $675,000 to its other postretirement benefit plans in 2005. Special termination benefits for pension benefits and other benefits relate to management changes in 2004.

13.          Contingencies

Pursuant to a 1999 settlement agreement resulting from a lawsuit filed by the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. To secure its obligations, the Company and the other defendants in the lawsuit are required to furnish to the County of Maui an irrevocable standby letter of credit throughout the entire term of the agreement. The Company had estimated a range of its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of the letter of credit, and recorded a liability of $250,000 in 1999. In 2004, the Company recognized a liability and expense of $167,000 for its share of the capital costs to install a filtration system for an existing well. Adjustments to the liability through June 30, 2005 did not have a material effect on the Company’s financial statements. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. The level of DBCP in the existing wells should decline over time as the wells are pumped, which may end the requirement for filtration before 2039. There are procedures in the settlement agreement to minimize the DBCP impact on future wells by relocating the wells to areas unaffected by DBCP or by using less costly methods to remove DBCP from the water. Therefore, while it is likely that the County of Maui will at sometime in the future drill additional wells, the possible cost to the Company depends on many factors, including the location of the well, the availability of suitable alternative sites and ultimately, whether or not the contaminant DBCP is found in the water. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

In 2001, in connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel’s soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost range from -0- to $3.5 million, and a liability for this remediation was not recorded. In the second quarter of 2005, the Company sold this land parcel and the buyer will be responsible for any future soil remediation.

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

At June 30, 2005, the Company had commitments under signed contracts totaling $8,683,000, which primarily relate to real estate development projects.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company’s reportable operating segments are Pineapple, Resort and Community Development. These segments are described further in the sections that follow.

In January 2005, lines of responsibility among the Company’s operating segments were modified to enhance decision-making, to drive continuous improvement in day-to-day performance, and to reach the Company’s objectives for 2005, which are to:

•       Achieve profitable Pineapple segment operations (operating loss adjusted for certain non-recurring revenue and expense items);

•       Enhance operating margins and management practices in Resort operations;

•       Execute the Community Development planning and entitlement agenda;

•       Drive cost savings by consolidating functions and processes; and

•       Improve employee productivity through training, communication and professional development.

In the second quarter of 2005, some of the Company’s significant transactions, events and key initiatives to meet its goals and objectives included:

In June of 2005, the Company sold approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. The Company also sold approximately 129 acres of Upcountry Maui land. The Company will re-invest the $13.3 million net cash sales proceeds from these transactions ($10.5 million pre-tax gain) to strengthen its Pineapple segment operations, reposition the Resort operations and to increase investments in its Community Development segment.

Design work for the new multi-client processing facility continued in the second quarter as long-lead-time items are being ordered and bid packages for the various aspects of the facility are prepared. The Company’s Board of Directors approved the capital expenditure of $17.2 million for this new facility on a portion of the present pineapple cannery grounds in February 2005. The new facility, which is scheduled to be in operation by July 2006, is expected to reduce the Company’s overall cost structure by integrating the fresh fruit and canning processes and by upgrading much of the current equipment.

In June 2005, the newly renovated restaurant at the Bay Course Clubhouse opened under new management. As of April 1, 2005, the Plantation Course was closed for regrassing of the greens, renovation of the fairway bunkers and other course improvements. The Course reopened on July 31, 2005.

Several Company initiatives to prepare for the Maui County Council Land Use Committee hearings regarding Kapalua Mauka took place in the second quarter of 2005. The Company expects to have a decision from the County Council by the end of 2005. Final State of Hawaii Department of Commerce & Consumer Affairs registration approval for Honolua Ridge Phase II was received in June 2005, and the Company expects that it will begin sales of agricultural home sites in the project in September 2005. Special Management Area permit for construction of the first phase of Kapalua Village (commercial project) was approved in the second quarter of 2005 and construction of two buildings totaling approximately 12,000 square feet is expected to begin in September 2005.

Leadership training and communications processes were implemented in the second quarter of 2005 for all management employees and planning began for a new company-wide employee orientation and re-orientation program. An outside consultant was engaged and has begun to work with management to develop ethics training sessions for the Company’s employees.

RESULTS OF OPERATIONS

CONSOLIDATED

Overview

The Company reported net income of $6.5 million ($.90 per share) for the second quarter of 2005 compared to a net loss of $2.4 million ($.33 per share) for the second quarter of 2004. For the first six months of 2005, the Company’s net income was $7.7 million ($1.07 per share) compared to a net loss of $855,000 ($.12 per share) for the same period in 2004. Revenues for the second quarter of 2005 were $51.2 million compared to $29.7 million for the second quarter of 2004. For the first six months of 2005, consolidated revenues were $89.3 million compared to $70.3 million for the first half of 2004. A large part of the improved results for the second quarter and first half of 2005 was attributable to two land sale transactions.

In June 2005, the Company concluded two land sale transactions of Upcountry Maui properties and recognized revenues of $14.5 million and a pre-tax gain of $10.5 million (see Note 6 to Condensed Consolidated Financial Statements). Approximately 88 acres of the land had been planned for development and subsequent bulk sale, potentially in 2007. The remaining property was comprised of sub-standard agricultural lands and property that had been earmarked for disposition as “non-core” to the Company’s strategic plan. The Company has other under-performing fields and pasturelands leased to other parties in Upcountry Maui, as well as other real estate that has been assessed as “non-core” that may also be disposed of in 2005 and 2006.

General and Administrative

Consolidated general and administrative expenses increased by 35% to $9.2 million for the second quarter of 2005 from $6.8 million for the second quarter of 2004. For the first six months of 2005, general and administrative expenses increased by 16% to $16.5 million compared to $14.2 million for the first six months of 2004.

The major components of the difference in general and administrative expenses between the second quarter and first half of 2005 compared to the same periods in 2004 were as follows:

	Second Quarter
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries & wages	$2.1	$1.5	$0.6
Employee incentives & stock compensation	0.8	0.4	0.4
Employee severance expense	—	0.4	(0.4)
Professional services	1.1	0.8	0.3
Depreciation expense	1.6	0.4	1.2
Other (net)	3.6	3.3	0.3
Total	$9.2	$6.8	$2.4

	Six Months Ended June 30,
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries & wages	$4.0	$3.2	$0.8
Employee incentives & stock compensation	1.4	0.6	0.8
Employee severance expense	0.3	1.5	(1.2)
Medical insurance premiums	1.9	2.3	(0.4)
Professional services	2.2	1.5	0.7
Depreciation expense	2.4	1.0	1.4
Other (net)	4.3	4.1	0.2
Total	$16.5	$14.2	$2.3

The increase in salaries and wages is primarily the result of additional employees in the Community Development segment in the second quarter and first half of 2005. Further expansion of the Community Development staff is expected in order to accomplish the projects and initiatives for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting the Company’s increased emphasis on performance-based pay plans.

Employee severance expense was lower in the second quarter and first half of 2005 because of management changes at the corporate level in the first half of 2004. In addition, in the first half of 2005, employee severance charges due to reduction in the work force in the Pineapple segment was approximately $300,000 compared to $680,000 in the first half of 2004. The decrease in medical insurance premiums in the first half of 2005 largely reflects the reduction in the work force in the Pineapple segment.

The increase in professional services reflects charges incurred in the first half of 2005 for modifications and adjustments to the Company’s integrated accounting system and additional training of the Company’s employees on use of the system. The system was fully placed in service in January 2003 and reduction in staffing and staff turnover, particularly in the Pineapple segment, necessitated re-training in 2005. The increase in professional services in 2005 also reflects the cost of outside consultants primarily to assist the Company in documenting its internal controls and processes required, in part, by the requirements of the Sarbanes-Oxley Act.

The increase in depreciation charged to general and administrative expense for both the second quarter and the first half of 2005 is due to a change in the estimated useful lives of certain Pineapple segment assets in 2005 as a result of the decision to construct a new plant to replace the current cannery, can plant and fresh fruit processing facility. The Company currently estimates that assets with a net book value of approximately $6 million will be expensed over the 16 month period ending June 30, 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with management’s evaluation of the operating segments.

Interest Expense

Interest expense of $95,000 for the second quarter of 2005 and $237,000 for the first half of 2005 was lower by 65% and 64%, respectively, compared to the same periods in 2004. The decrease in interest expense was due to lower average borrowings and to a higher amount of capitalized interest in 2005. Capitalized interest was $197,000 and $337,000 for the second quarter and first half of 2005, respectively, primarily as a result of construction activity at the Kapalua Resort. For the same periods in 2004, interest capitalized was approximately $30,000. The Company’s effective interest rate on borrowings was slightly higher in 2005 due to higher borrowing rates from financial institutions.

PINEAPPLE

Overview

The Pineapple operating segment includes growing, packing and processing, and marketing of fresh and canned pineapple. The fruit grown by the Company principally consists of three types of pineapple: Hawaiian GoldTM (sold as fresh whole or canned fruit), Champaka (largely used for canning) and organic pineapple (sold as fresh whole fruit).

The Company is expanding its presence in the fresh fruit market, while selectively reducing its reliance on the canned fruit market. Therefore, over recent years, the Company has decreased the tonnage of fruit going to the cannery and, in 2004, began to commensurately reduce the number of markets that it serves. The Company’s strategy focuses on using the canned pineapple operations to complement the fresh operations, thereby allowing the Company to market only the highest quality fresh pineapple. The Company directs fruit to either the canned or the fresh pack facility at the time of harvest based on a variety of factors including: market conditions, fruit size and fruit quality. The transition of the Company’s pineapple operations continues with an emphasis on automating many labor-intensive functions and upgrading the workforce through selective training and performance based compensation programs.

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past year, significant progress has been made in changing the Company’s agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, significant progress has been made towards improved crop maintenance and agronomic practices that are beginning to result in improved plant yields (tons of fruit per acre) and vastly improved fruit quality.

The Pineapple segment produced an operating loss from continuing operations of $2.6 million for the second quarter of 2005 compared to an operating loss of $2.8 million for the second quarter of 2004. Revenues for the second quarter of 2005 of $16.3 million were 4% lower than the second quarter of 2004. For the first six months of 2005, the Pineapple segment reported an operating loss of $4.7 million compared to an operating loss of $4.6 million for the first six months of 2004. Revenues of $32.0 million for the first six months of 2005 were 17% lower than the first six months of 2004.

Lower revenues for the second quarter and first half of 2005 largely reflect the Company’s strategy to discontinue certain retail segments for canned pineapple. Average sales prices for the Company’s canned and fresh pineapple increased in the second quarter and first half of 2005 compared to the same periods in 2004. Operating losses reported by the Pineapple segment in 2005 largely reflect increased depreciation charges related to the planned replacement of the current cannery, can plant and fresh fruit packing facility, and costs associated with the modification and adjustment of the Company’s integrated accounting system, as mentioned above under “General and Administrative.”  In addition, the losses incurred in 2005 and 2004 reflect the Company’s high cost structure, and costs associated with transitioning from predominantly a canned pineapple supplier to a high-quality fresh fruit supplier.

As mentioned above, the Company’s new multi-client processing facility is presently being designed and physical construction work is scheduled to begin in September 2005. The new facility is expected to reduce the Company’s overall cost structure by integrating and streamlining the fresh fruit and canning processes and by upgrading much of the current equipment. The Company is analyzing which equipment will not be incorporated into the new facility and has accelerated the depreciation of equipment with a net book value of approximately $6 million, over the 16 month period ending June 30, 2006, the scheduled date of completion of the new processing plant. This has resulted in additional depreciation charges of $1.2 million and $1.4 million, respectively, for the second quarter and first half of 2005. In connection with the new processing facility, and as the Company transitions its business to focus on the premium fresh fruit business, the Company will continue to restructure its workforce, which may result in additional charges to operating results.

Canned and Fresh Operations

The case volume of canned pineapple sales decreased by 18% and 31%, respectively, for the second quarter and first half of 2005 as compared to the same periods in 2004 primarily reflecting the Company’s strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for the Company’s canned pineapple products to increase by approximately 3% for the second quarter and 4% for the first half of 2005 compared to the same periods in 2004. The Company implemented price increases for its canned product lines in March 2004, June 2004 and August 2004, and has announced an additional price increase effective August 2005.

Canned pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 39% of the Company’s case volume of canned pineapple sales in the second quarter and first half of 2005 compared to approximately 17% and 23%, respectively, for the second quarter and first half of 2004. The Company will continue to participate in government programs that purchase pineapple for school lunches, needy families and other areas.

The case volume of fresh pineapple sales increased by 24% and 12%, respectively, for the second quarter and first half of 2005 compared to the same periods in 2004. Revenues from fresh pineapple sales were approximately 35% and 34%, respectively, of the Pineapple segment net sales for the second quarter and first half of 2005. In 2004, fresh pineapple sales were approximately 27% of net Pineapple segment sales for the second quarter and 24% for the first half year. The Company’s average revenue per box of fresh pineapple sales increased by approximately 2% and 5%, respectively, in the second quarter and first half of 2005 compared to the same periods in 2004 primarily reflecting the improved quality of its products and related marketing efforts.

Pineapple cost of sales was lower by 7% for the second quarter and 17% for the first six months of 2005 as compared to the same periods in 2004, primarily reflecting lower sales volume of canned pineapple. The average per unit cost of sales is higher in 2005 compared to 2004 because in 2004, cost of sales was reduced because of the impact of a liquidation of inventory based on the LIFO (last-in, first-out) method of accounting for inventories.

Pineapple shipping and marketing cost decreased by $733,000 (25%) in the second quarter of 2005 and by $2.0 million (32%) in the first six months of 2005, compared to the same periods in 2004, largely reflecting the lower sales volume of canned pineapple. Reductions in the work force at the Company’s sales and marketing office and an increase in shipments directly to the Company’s customers (as opposed to interim storage of inventory in public warehouses), also contributed to lower shipping and marketing cost in 2005. In addition, a lower average shipping cost for fresh pineapple due to an increased use of surface shipment instead of the higher cost air shipment, was also responsible for the lower cost in 2005. The Company’s changes in cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products thereby enabling a greater reliance on surface transport to reach North American markets. In the first six months of 2005, the Company shipped approximately 80% of its Hawaiian GoldTM fresh pineapple by surface, rather than by air, compared to about 65% in the first six months of 2004.

RESORT

Overview

The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

The Company began to implement the Kapalua Gold program to upgrade and standardize The Kapalua Villas as well as other initiatives to enhance and improve the Kapalua resort. The Company expects to have 8 to 10 Kapalua Gold Villas renovations completed in the fourth quarter of 2005. The Company presently has commitments from owners to proceed with renovation of about 50 units.

Hotel and condominium room occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues. Hotel and condominium room occupancies at Kapalua Resort increased by 3% in the second quarter of 2005 and 4% in the first half of 2005 compared to the same periods in 2004. Occupancies for the island of Maui increased by 2% and for the State of Hawaii, occupancies increased by 4% in the first six months 2005 compared to the first six months of 2004.

The Resort segment reported an operating loss of $2.3 million for the second quarter of 2005 compared to an operating loss of $1.4 million for the second quarter of 2004. For the first six months of 2005, the Resort produced an operating loss of $1.9 million compared to an operating loss of $1.3 million for the first six months of 2004. Resort revenues of $8.7 million for the second quarter of 2005 were 12% lower than the second quarter of 2004; revenues for the first half of 2005 of $22.1 million were 2% lower than the same period in 2004.

The closure of the Plantation Golf Course as of April 1, 2005 for extended green and fairway bunker renovations was the single largest contributor to the lower revenues and increased operating losses in 2005. The renovations were completed on schedule and the course reopened on July 31, 2005.

Higher operating expense at the Resort for electricity, repairs and maintenance costs, increased Kapalua Resort Association dues, and increased costs for outside consultants were partially offset by lower workers’ compensation cost, and reduced payroll cost because of vacant administrative positions. Marketing expenses were higher in the second quarter and first half of 2005 compared to the prior year because of greater emphasis on marketing the Kapalua Resort.

Golf, Merchandise and Villas

Revenues from golf operations decreased by 19% and 4%, respectively, for the second quarter and first half of 2005 compared to the same periods in 2004. Lost revenues from the closure of the Plantation Course were partially offset by increased paid rounds at the Bay Course and the Village Course. Overall, paid rounds of golf decreased by 24% for the second quarter and 12% for the first six months of 2005 compared to the same periods in 2004. Average green and cart fees were higher by 6% and 8%, respectively, in the second quarter and first half of 2005 compared to the same periods in 2004.

The closure of the Plantation Course during the second quarter of 2005 also negatively affected the Resort’s merchandise sales, which decreased by 16% for the second quarter and 6% for the first half of 2005 compared to the same periods in 2004. Increased sales at Kapalua Resort’s other retail outlets, in part attributed to higher room occupancies, partially offset the effect of the Plantation Course closure.

Revenues from the Kapalua Villas decreased by approximately 8% for the second quarter of 2005 compared to the second quarter of 2004. For the first half of 2005, revenues from the Kapalua Villas were about the same as the second half of 2004. These results reflect lower room occupancy rates, which were largely attributable to turn over in the Villa’s sales staff. Higher average room rates partially offset lower 2005 occupancies.

COMMUNITY DEVELOPMENT

Overview

The Community Development segment includes the Company’s real estate entitlement, development, construction, sales and leasing activities. A large portion of the focus for this segment is on the luxury real estate market on Maui. The segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Resort.

Community Development includes the management of several leases, including the ground lease underlying the Ritz-Carlton, Kapalua and through August 31, 2004, the ground lease for the Kapalua Bay Hotel. Beginning August 31, 2004, the Community Development segment includes the Company’s 51% equity interest in Kapalua Bay Holdings LLC, the limited liability company that owns and operates the Kapalua Bay Hotel, and that has the landlord’s rights and interest in the adjacent retail shops, including the retail leases. Kapalua Bay Holdings LLC currently plans to demolish the hotel and shops after the land entitlements are secured, which is presently estimated to be in 2006, and develop new whole and fractional residential units, an ocean-side spa and a beach club.

The Company has approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process. Land must be appropriately entitled if development or construction is the intended use. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

The Community Development segment is working on a number of real estate development and Kapalua Resort revitalization projects. Honolua Ridge Phase II, a residential subdivision at the Kapalua Resort, comprised of 25 agricultural-zoned lots ranging in size from 3 to 30 acres, is anticipated to be ready for sale in September 2005. In the second quarter of 2005, the Company submitted its final environmental impact statement for Pulelehua, a planned traditional community in West Maui for working families. Applications for zoning and community plan amendment changes for Pulelehua were also submitted in the first half of 2005. Master planning work began in the first half of 2005 for Kapalua Mauka, a planned 690 unit residential community. The outcome of County of Maui Land Use Committee hearings in the third quarter of 2005 is a critical phase for this project. A Special Management Area permit, part of the County of Maui entitlement process, was approved in the second quarter of 2005 for the first phase of Kapalua Village, a planned commercial area in the Central Resort. Construction of this phase of Kapalua Village, comprised of 12,000 square feet of commercial space, is expected to begin in September 2005, and will house, among other tenants, Kapalua Realty in a new, highly visible office.

The Community Development segment reported an operating profit of $15.3 million for the second quarter of 2005 compared to $1.0 million for the second quarter of 2004. For the first six months of 2005, Community Development had operating profit of $19.2 million compared to $5.3 million for the first six months of 2004. Revenues from this business segment were $26.2 million for the second quarter of 2005 compared to $3.0 million for the second quarter of 2004. For the first six months of 2005, revenues from this segment were $35.1 million compared to $9.1 million for the first six months of 2004.

Operating profit for the second quarter and first six months of 2005 include $113,000 and $223,000 of losses from the Company’s equity interest in Kapalua Bay Holdings LLC. In the second quarter of 2005, the Company wrote off legal, design and other deferred costs of $440,000 related to a joint venture to develop a health and wellness community at Kapalua Resort (see Note 7 to Condensed Consolidated Financial Statements).

Real Estate Sales

In the second quarter of 2005, the Company concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. The Company also sold approximately 129 acres of Upcountry Maui land. Revenues of $14.5 million and operating profit of $10.5 million from these two real estate sales transactions were recognized by the Community Development segment in the second quarter of 2005.

Revenues for the second quarter of 2005 also include $9.9 million from the sale of lots at the Honolua Ridge residential subdivision. For the first six months of 2005, Community Development revenues include $17.2 million from the sale of lots at Honolua Ridge. Revenues and profit from Honolua Ridge are being recognized using the percentage-of-completion method as the subdivision improvements are completed. At the end of the second quarter of 2005, these improvements were approximately 92% complete. Three Honolua Ridge lots remained in inventory at June 30, 2005, of which two were under contract and scheduled to close during the third quarter of 2005.

The Company’s balance sheet at June 30, 2005, includes $3.2 million of deferred revenues (current liability) related to Honolua Ridge and $1.9 million of deferred profit (offset against the related note receivable, which is included in non-current other assets) related to the second quarter sale of Upcountry Maui properties. See Note 6 to Condensed Consolidated Financial Statements.

Operating profit for the second quarter and first half of 2004 includes $506,000 and $4.5 million, respectively, from the sales of real estate. In May 2004, the sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture closed escrow resulting in revenues of $810,000 to the Company. In March 2004, the sale of a 6.5-acre parcel at Kapalua closed escrow resulting in revenues of $4.3 million.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort was lower in the second quarter and first half of 2005 compared to the same periods in 2004, primarily because of fewer transactions, partially offset by higher average resale prices in 2005. Typically, there is less real estate resale activity at Kapalua Resort when the Company has new product available for sale.

Revenues from leasing activities decreased by about 50% for the second quarter and first half of 2005 compared to the same periods in 2004. The decrease primarily reflects the absence of lease revenues from the Kapalua Shops retail leases and from the Kapalua Bay Hotel ground lease, effective August 31, 2004.

LIQUIDITY, CAPITAL RESOURCES AND OTHER

Debt Position

At June 30, 2005, the Company’s total debt, including capital leases, was $15.4 million, a reduction of $1.9 million from December 31, 2004. The year 2005 began with no borrowings under the Company’s revolving credit lines and $11.5 million in cash and cash equivalents. Such cash and cash equivalents were used to fund cash flows used in operating activities in the first six months of 2005 and the scheduled repayments of existing debt. At June 30, 2005, the Company had unused long-term credit lines of $30.0 million.

In May 2005, the Company’s $15 million revolving credit agreement was increased to $30 million, the maturity of the revolving period was extended from December 2005 to April 2008, and the option to convert to a three-year term loan at the end of the revolving period was eliminated. The modifications to this credit agreement were made because the availability of funds is expected to be necessary for interim funding of the Company’s various construction projects.

Operating Cash Flows

In the first six months of 2005, cash flows from operating activities was $516,000. Operating activities for the first six months of 2004 provided $13.5 million of net cash flows. By operating segment, these cash flows were approximately as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Millions)
Pineapple	$0.2	$11.5
Resort	1.8	1.3
Community Development	3.7	6.7
Corporate expense, taxes, interest & other	(5.2)	(6.0)
Total	$0.5	$13.5

In the first six months of 2004, the large amount of cash from operating activities in the Pineapple segment was primarily due to a higher than normal level of sales late in 2003 that were collected in early 2004. In addition, higher than normal rainfall in the first half of 2004 resulted in a delay in planting and mulching, and therefore, less cash was expended in the first six months of 2004 for Pineapple segment labor and materials.

The reduction in cash flows from operating activities from the Community Development segment is principally due to cash flows of $8.9 million in the first half of 2005 from the sale of lots at Honolua Ridge being partially offset by construction cost of the infrastructure improvements for the subdivision and the cost of administration of the operating segment. Cash flows from the second quarter 2005 land sales transactions (see Note 6 to Condensed Consolidated Financial Statements) are reported as non-cash Investing Activities. In the first six months of 2004, the construction of improvements related to real estate sales activity occurred in prior periods.

Real Estate Sales Proceeds

In the second quarter of 2005, the Company closed two real estate sales transactions, which resulted in net cash sales proceeds of $13.3 million that the Company intends to reinvest on a tax-deferred basis. Proceeds of $2.7 million were used to purchase property to be used in the Company’s operations and $10.6 million was available at June 30, 2005 to re-invest on a tax-deferred basis.

Future Cash Outflows

Capital expenditures for the Pineapple segment are expected to be $10.8 million in 2005, including $7.6 million (of a total of $17.2 million) for the planning, design and construction of the new multi-client processing facility that will replace the present pineapple cannery, can plant and fresh fruit packing facility. The planned capital expenditures for 2005 also include $1.1 million for replacement of existing equipment.

Capital expenditures for the Resort segment are expected to be $5.8 million in 2005. These expenditures include renovation of the Plantation Course greens and fairway bunkers, the Bay Course Clubhouse restaurant, and renovation or replacement of other existing facilities and equipment.

Capital expenditures for the Community Development segment in 2005 for the renovation of existing facilities and for new facilities are expected to be approximately $13 million. Expenditures in 2005 that will be accounted for as deferred development costs pending entitlements and final project feasibility analyses are expected to be about $5.8 million. Expenditures for Honolua Ridge Phase II, which the Company expects to begin selling in September 2005, are expected to be approximately $12 million in 2005. Aggregate expenditures for the Community Development segment in 2005 are estimated to be $31 million.

In total, expenditures for capital, real estate inventory, planning, and new projects are expected to be about $50 million in 2005. In the first half of 2005, sales proceeds from Honolua Ridge Phase I totaled $8.9 million; and the Company anticipates that sales proceeds from the remaining three lots of approximately $5 million will be available in 2005 to fund other projects. The Company anticipates that some of the subdivision construction cost for Honolua Ridge Phase II will be funded by pre-sale proceeds and project specific financing will be secured for certain capital projects. In addition, some of the projects will be funded by proceeds from the sale of properties that the Company has identified as “non-core” to its primary businesses and its vision for the future. Based on preliminary discussions with lenders, the Company believes that it will be able to secure the additional funds needed to accomplish these projects.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company’s market risk exposure during the first six months of 2005.

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports published by the Company contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1955. You can identify these statement by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to:

•       the timing and success of the Kapalua Bay Hotel redevelopment;

•       the closing of lot sales at the Honolua Ridge residential subdivisions;

•       the timing, cost and efficiency of the planned multi-client processing facility;

•       the timing and success of sale of “non-core” properties;

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

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Company has based these forward-looking statements on our current expectations and projections about future events.

The Company cautions the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission:

Dependency on certain key personnel.

The Company is currently dependent upon the ability and experience of certain key management employees. There can be no assurance that the Company will be able to retain their services. The Company does not currently carry key man insurance on any of these individuals, and loss of one or more could have a material adverse effect on financial results.

Real Estate Investments are subject to numerous risks.

The Company is subject to the risks that generally relate to investments in real property because it develops and sells real property, primarily for residential use. Also, the Company has a 51% ownership interest in Kapalua Bay Holdings LLC, which owns and operates the Kapalua Bay Hotel. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments may be difficult to sell quickly and the Company may not be able to adjust its portfolio of properties quickly in response to changes in economic conditions.

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

If any development project is not completed on time or within budget, it may have a material adverse affect on the Company’s financial results.

If the Company is unable to obtain required land use entitlements at reasonable costs, or at all, its operating results would be adversely affected.

The Company’s financial results are highly dependent on its real estate development business segment. The financial performance of the Company’s real estate development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, the Company may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter its plans for the development.  Delays or failures to obtain these entitlements may have a material adverse affect on the Company’s financial results.

If the planning and construction of infrastructure in Maui is not improved, particularly in the area of transportation, this could result in additional difficulty or the inability of the Company to move forward with its planned development projects, which could negatively impact its financial results.

The roads and highways in Maui are currently inadequate to accommodate the planned growth of the island. Planning and construction of this infrastructure has not been done with a long-term perspective and in coordination with the needs of the community. This lack of comprehensive planning may result in infrastructure stress in Maui and may be a major impediment to future development. Infrastructure stress can also lead to a deterioration of the visitor experience and the quality of life for residents, which in turn can impact the Company’s ability to attract discriminating customers, employees, vendors and contractors.

The historical price and market for luxury real estate on Maui has been highly cyclical and if the market demand for luxury real estate were to decrease, the Company’s operating results could be adversely affected.

The highs and lows in the market cycle can prevail for multiple years at a time. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair the Company’s liquidity and ability to proceed with additional land development projects and negatively affect its operating results.

If the Company is unable to successfully compete with other developers of luxury real estate on Maui, its financial results could be materially affected.

The Company’s real estate product faces competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, the Company’s competitors are larger than it is and have greater access to capital. If the Company is unable to compete with these larger competitors, its financial results could be materially and adversely affected.

If the Company cannot attract and retain skilled workers for its resort operations, its financial results could be negatively impacted. There is a potential lack of adequate skilled workers on Maui for larger development projects.

The Company’s three golf courses require a large number of course and facility maintenance and operations workers, and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, the Company’s resort operations require a large number of workers to maintain the quality and level of service that it strives to provide to its customers. The Company’s plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If the Company and other Maui businesses are unable to work with the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted, which in turn could have a material adverse effect on the Company’s operations.

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

The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three United States companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produces substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Central America, Thailand and Indonesia also are a major source of competition. Producers of pineapple in foreign countries have substantially lower labor costs than the Company’s.

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

The United States government represented approximately 35% and 20% of the Company’s canned pineapple sales for 2004 and 2003, respectively; and 39% of the Company’s canned pineapple sales for the first six months of 2005. It is difficult to predict whether the United States government will continue to represent such a significant portion of the Company’s canned pineapple sales in the future because there is no long-term contract to supply pineapple to the government. If the Company were to lose this customer, operating results would be negatively affected.

Because the Company is located in Hawaii and therefore apart from the mainland United States, it is more sensitive to certain economic factors, which may adversely affect operating results.

The Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua and to Maui and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat, or perceived threat, of heightened terrorist activity in the United States, could affect a potential visitor’s choice of vacation destination or second home location.

The Company’s pineapple operations are dependent on ocean, surface and air freight to transport canned and fresh pineapple to customers on the mainland United States. Increases in the cost of energy, and other factors that affect the cost and reliability of ocean, surface and air freight will affect the financial results of the Pineapple segment.

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

There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.                        Submission of Matters to a Vote of Security-Holders

On May 2, 2005, the annual meeting of the Company’s shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 10, 2005, the record date of the annual meeting, was 7,372,550. The results of the voting were as follows:

Election of Class Three Directors for a three-year term:

	Shares Voted For	Shares Withheld
John H. Agee	5,061,696	1,394,862
Richard H. Cameron	5,038,458	1,418,100
Duncan MacNaughton	5,045,579	1,410,979

Ratification of the firm Deloitte & Touche LLP as independent auditor of the Company for the fiscal year 2005:

Shares voted for:	5,034,096
Shares voted against:	1,411,148
Shares abstained:	11,313

There were no broker non-votes on any matter voted upon at the meeting.

The terms of the following members of the Company’s Board of Directors continued after the annual meeting:  David C. Cole, Walter A. Dods, Jr., Thomas M. Gottlieb, David A. Heenan, Kent T. Lucien and Fred E. Trotter III.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(4)                Instruments Defining the Rights of Security Holders.
Amended and Restated Revolving Credit Agreement, dated as of May 17, 2005

(31)         Rule 13a – 14(a) Certifications

(32)         Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
Date: August 10, 2005	/s/ FRED W. RICKERT
Fred W. Rickert Vice President/Chief Financial Officer (Principal Financial Officer)