Form 10-Q
period 2005-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2005-11-14
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, no par value	7,378,550 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	9/30/05	12/31/04
	(Dollars in Thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,482	$11,531
Accounts and notes receivable	18,654	12,716
Inventories	15,050	15,100
Other current assets	7,732	8,023
Total current assets	44,918	47,370
Property	250,451	240,466
Accumulated depreciation	(156,603)	(146,569)
Property—net	93,848	93,897
Other Assets	37,182	19,656
Total	$175,948	$160,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,119	$3,314
Trade accounts payable	13,110	12,703
Deferred revenue	8,867	13,018
Other current liabilities	12,212	7,151
Total current liabilities	35,308	36,186
Long-Term Liabilities
Long-term debt and capital lease obligations	15,461	13,953
Accrued retirement benefits	33,636	33,264
Other long-term liabilities	7,998	5,395
Total long-term liabilities	57,095	52,612
Minority Interest in Subsidiary	513	504
Stockholders’ Equity
Common stock, no par value—8,000,000 shares authorized, 7,232,050 and 7,266,550 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	13,523	13,335
Additional paid-in-capital	2,936	1,456
Retained earnings	70,714	60,971
Accumulated other comprehensive loss	(4,141)	(4,141)
Stockholders’ equity	83,032	71,621
Total	$175,948	$160,923

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	9/30/05	9/30/04
	(Dollars in Thousands Except Share Amounts)
Operating Revenues
Net sales	$35,510	$26,320
Operating income	8,557	8,151
Other income	35	115
Total Operating Revenues	44,102	34,586
Operating Costs and Expenses
Cost of goods sold	18,570	16,403
Operating expenses	9,462	9,195
Shipping and marketing	3,878	3,771
General and administrative	9,299	8,083
Total Operating Costs and Expenses	41,209	37,452
Operating Income (Loss)	2,893	(2,866)
Equity in earnings (losses) of affiliates	30	(296)
Interest expense	(71)	(314)
Interest income	158	3
Income (Loss) From Continuing Operations Before Income Taxes	3,010	(3,473)
Income Tax Expense (Benefit)	1,006	(1,240)
Income (Loss) From Continuing Operations	2,004	(2,233)
Income From Discontinued Operations (net of income tax expense of $50)	—	80
Net Income (Loss)	2,004	(2,153)
Retained Earnings, Beginning of Period	68,710	60,499
Retained Earnings, End of Period	$70,714	$58,346
Earnings Per Common Share
Basic	$0.28	$(0.30)
Diluted	$0.27	$(0.30)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS (Continued)

(UNAUDITED)

	Nine Months Ended
	9/30/05	9/30/04
	(Dollars in Thousands Except Share Amounts)
Operating Revenues
Net sales	$106,789	$77,571
Operating income	26,229	27,050
Other income	415	221
Total Operating Revenues	133,433	104,842
Operating Costs and Expenses
Cost of sales	53,968	47,679
Operating expenses	27,218	26,900
Shipping and marketing	10,845	11,843
General and administrative	25,801	22,290
Total Operating Costs and Expenses	117,832	108,712
Operating Income (Loss)	15,601	(3,870)
Equity in earnings (losses) of affiliates	(186)	5
Interest expense	(308)	(966)
Interest income	188	31
Income (Loss) From Continuing Operations Before Income Taxes	15,295	(4,800)
Income Tax Expense (Benefit)	5,552	(1,678)
Income (Loss) From Continuing Operations	9,743	(3,122)
Income From Discontinued Operations (net of income tax expense of $70)	—	114
Net Income (Loss)	9,743	(3,008)
Retained Earnings, Beginning of Period	60,971	61,354
Retained Earnings, End of Period	$70,714	$58,346
Earnings Per Common Share
Basic	$1.35	$(0.42)
Diluted	$1.33	$(0.42)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	9/30/05	9/30/04
	(Dollars in Thousands)
Net Income (Loss)	$2,004	$(2,153)
Other Comprehensive Income	—	—
Comprehensive Income (Loss)	$2,004	$(2,153)

	Nine Months Ended
	9/30/05	9/30/04
	(Dollars in Thousands)
Net Income (Loss)	$9,743	$(3,008)
Other Comprehensive Income—Foreign Currency Translation Adjustment	—	111
Comprehensive Income (Loss)	$9,743	$(2,897)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	9/30/05	9/30/04
	(Dollars in Thousands)
Net Cash Provided by Operating Activities	$3,449	$15,343
Investing Activities
Purchases of property	(11,250)	(11,256)
Proceeds from disposals of property	2,740	2,992
Other	(2,301)	(2,824)
Net Cash Used in Investing Activities	(10,811)	(11,088)
Financing Activities
Payments of long-term debt and capital lease obligations	(12,287)	(17,548)
Proceeds from long-term debt	11,600	10,000
Distribution to minority interest	—	(879)
Net Cash Used in Financing Activities	(687)	(8,427)
Net Decrease in Cash and Cash Equivalents	(8,049)	(4,172)
Cash and Cash Equivalents at Beginning of Period	11,531	7,863
Cash and Cash Equivalents at End of Period	$3,482	$3,691

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $316,000 and $994,000 was paid during the nine months ended September 30, 2005 and 2004, respectively. Income taxes of $303,000 and $1,831,000 were paid during the nine months ended September 30, 2005 and 2004, respectively.

Non-Cash Investing Activities—For 2005, net cash sales proceeds of $14.6 million were available for re-investment on a tax-deferred basis.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended September 30, 2005 and 2004.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 The effective tax rate for 2005 and 2004 differs from the statutory federal rate of 34% to 35% primarily because of the state tax provision and refundable state tax credits.

4.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $656,000 and $825,000 at September 30, 2005 and December 31, 2004, respectively.

5.                 Inventories as of September 30, 2005 and December 31, 2004 were as follows:

	9/30/05	12/31/04
	(Dollars in Thousands)
Pineapple products
Finished goods	$2,512	$3,477
Work in progress	434	438
Raw materials	1,293	751
Real estate held for sale	3,067	2,966
Merchandise, materials and supplies	7,744	7,468
Total Inventories	$15,050	$15,100

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops.  The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), “Accounting by Agricultural Producers and Agricultural Cooperatives,” states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at September 30, 2005 and December 31, 2004, consisted of approximately 4,200 acres in various stages of growth that will be harvested principally in the years 2005 through 2008, and are expected to yield an average of approximately 30 tons per acre. The estimated average yield of tons per acre reflects the

Company’s expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. The Company recognizes revenues and profits using the percentage of completion method for the sale of lots that closed escrow in Honolua Ridge Phase I and Phase II residential subdivision at the Kapalua Resort. In the nine-months ended September 30, 2005, seven lots closed escrow in the Honolua Ridge Phase I bringing the total lots sold to 24; and the first three lots in Honolua Ridge Phase II closed escrow in September 2005. At September 30, 2005, construction of the improvements for Honolua Phase I and Phase II was estimated to be approximately 96% and 14% complete, respectively. Costs of sales are allocated to each lot based on relative sales values. The estimated costs of the projects consist primarily of executed contracts with contractors. These estimates could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. At September 30, 2005, deferred revenues (current liability) on the Company’s balance sheet related to these projects were $8.5 million.

6.                 Real Estate Sales

In September 2005, the Company sold approximately 36 acres of Upcountry Maui land for $676,000 in cash, a promissory note for $1.2 million and a one-acre parcel of land in West Maui valued at $350,000. The promissory note is due in November 2005. Also in September 2005, the Company sold approximately 72 acres of Upcountry Maui land for $3.6 million cash.

In June 2005, the Company sold approximately 129 acres of Upcountry Maui land for $14 million, comprised of $11 million in cash and a promissory note for $3 million. In connection with the sale, the Company and the buyer executed a Water Development Agreement. Under the agreement, the Company will drill a new water well and construct a storage tank and a transmission line that would connect to the County of Maui water system. The well and storage tank will be constructed on a separate land parcel of Company-owned land. After the County’s approval of the completed project, the Company will dedicate the facilities to the County for use as part of the County’s Upcountry water system. In exchange for the dedication, the Company expects to receive access to a specified quantity of water. The cost to construct the water source is estimated at $6.4 million. Based on the expected water capacity, the buyer will be assigned 51% of the water source allocated to the Company by the County. Thus, in determining the profit to be recognized, 51% of the estimated total cost was allocated to the three parcels sold. The remainder of the cost (49%) will be deferred because the water source will benefit other Company projects in the Upcountry area. Because the cost to construct the water source can be reasonably estimated, $7.1 million of the profit on the transaction was allocated to the sale of the land parcels and $1.9 million was allocated to subsequent construction of the water source. Both of these activities will have the same rate of gross profit. This accounting is consistent with SFAS No. 66, Accounting for Sales of Real Estate. The $3.0 million note receivable is due on the date the buyer receives its allocated water source; accordingly, the $1.9 million of gross profit relating to construction of the water source will be recognized in future periods based on performance.

In June 2005, the Company also sold approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center for $2.7 million in cash and a promissory note of $856,000 that is due by December 31, 2005.

These real estate sales transactions in the first nine months of 2005, resulted in net cash sales proceeds of $17.3 million, which have been or are expected to be re-invested on a tax deferred basis (Internal Revenue Code Section 1031 exchange). Proceeds of $2.6 million were used to purchase property to be used in the Company’s operations and, as of September 30, 2005, $14.6 million was on deposit with a qualified exchange intermediary. The gain on these sales recognized for financial statement purposes was $16.2 million.

The Company has a binding contract for the sale of approximately 323 acres of Upcountry Maui land that is scheduled to close in December 2005. The Company expects to realize cash proceeds and report a net gain of approximately $9 million. This parcel is currently cultivated in pineapple, and the Company will leaseback the parcel for approximately one year.

7.                 Deferred Costs

Pursuant to an April 30, 2004 letter of intent, the Company and Miraval Holding, LLC (Miraval) were negotiating the formation of a joint venture to create and manage a health and wellness community at the Kapalua Resort. In early May 2005, the parties agreed to discontinue negotiations and to not proceed with the joint venture, and the Company wrote-off legal, design and other deferred costs of $440,000 that related to the anticipated venture with Miraval. The Company plans to continue with the development of a health and wellness community in another area of the Kapalua Resort. On May 13, 2005, the Company’s Chairman, President & CEO, David C. Cole, resigned from the Board of Directors of Miraval. The Stephen M. Case Revocable Trust, which as of September 30, 2005 owns approximately 42% of the Company’s issued and outstanding common stock, controls an entity that owns 70% of Miraval.

8.                 Operating Segment Information:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Dollars in Thousands)
Revenues
Pineapple	$20,295	$19,008	$52,338	$57,604
Resort	10,256	10,007	32,374	32,522
Community Development	13,483	5,563	48,619	14,674
Other	68	8	102	42
Total Operating Revenues	$44,102	$34,586	$133,433	$104,842
Operating Profit (Loss)
Pineapple	$(2,490)	$(3,626)	$(7,181)	$(8,179)
Resort	(2,106)	(1,800)	(4,040)	(3,059)
Community Development	7,535	2,254	26,777	7,601
Other	(16)	10	(141)	(228)
Total Operating Profit (Loss)	2,923	(3,162)	15,415	(3,865)
Interest Expense	(71)	(314)	(308)	(966)
Interest Income	158	3	188	31
Income Tax (Expense) Benefit	(1,006)	1,240	(5,552)	1,678
Income (Loss)—Continuing Operations	2,004	(2,233)	9,743	(3,122)
Income—Discontinued Operations	—	80	—	114
Net Income (Loss)	$2,004	$(2,153)	$9,743	$(3,008)

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

9.                 Discontinued Operations

In December 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations. In February and August of 2004, titles to the two remaining parcels were transferred to the buyer and the previously withheld sales price totaling $3.1 million was paid to the Company’s subsidiary. The results of these operations prior to the sales and the gains and other revenues and expenses realized after the sales are being reported as discontinued operations, with prior period amounts restated for comparability. Revenues and operating loss attributable to this discontinued operation were $386,000 and $130,000, respectively for the three months ended September 30, 2004. For the nine months ended September 30, 2004, revenues and operating profit from this discontinued operation was $2,126,000 and $182,000, respectively.

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Basic	7,230,319	7,197,819	7,228,501	7,196,485
Diluted	7,303,749	7,197,819	7,315,657	7,196,485

For the three months and nine months ended September 30, 2004, potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earnings per share amounts (i.e., decrease loss per common share). The potentially dilutive common shares were 31,951 and 37,183, for the three months and nine months ended September 30, 2004, respectively.

11.          At September 30, 2005 and 2004, the Company did not hold any derivative instruments and did not enter into hedging transactions.

12.          Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Pension Benefits
Service cost	$346	$424	$1,204	$1,273
Interest cost	706	699	2,268	2,096
Expected return on plan assets	(804)	(748)	(2,424)	(2,243)
Amortization of prior service cost	17	10	41	30
Amortization of transition liability	6	6	19	19
Special termination benefits	—	—	—	106
Recognized actuarial loss	33	100	285	301
Net expense	$304	$491	$1,393	$1,582
Other Benefits
Service cost	109	82	292	245
Interest cost	232	215	712	645
Amortization of prior service cost	(31)	(32)	(96)	(96)
Special termination benefits	—	—	—	55
Recognized actuarial (gain)	(16)	(70)	(152)	(210)
Net Expense	$294	$195	$756	$639

The Company contributed $984,000 to its defined benefit pension plans in September 2005, and expects to contribute $675,000 to its other postretirement benefit plans in 2005. Special termination benefits for pension benefits and other benefits relate to management changes in 2004.

13.          Contingencies

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $46,000 and $167,000 in September 2005 and December 2004, respectively, and paid $214,000 in September 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

In 2001, in connection with pre-development planning for a land parcel in Upcountry Maui, pesticide residues in the parcel’s soil were discovered in levels that are in excess of Federal and Hawaii State limits. Studies by environmental consultants, in consultation with the State Department of Health, indicate that remediation probably will be necessary. Based on the possible land use alternatives and the remediation alternatives proposed by the environmental consultants, estimates of the future remediation cost range from -0- to $3.5 million, and a liability for this remediation was not recorded. In June 2005, the Company sold this land parcel and the buyer will be responsible for any future soil remediation.

The Company has a 51% membership interest in Kapalua Bay Holdings LLC (“Bay Holdings”). Kapalua Bay LLC, which is a wholly owned subsidiary of Bay Holdings, secured a $45.0 million loan in connection with its purchase of the Kapalua Bay Hotel assets. The Company and the other Bay Holdings’ members (owners) executed a $5.0 million indemnity and guaranty agreement, pursuant to which each member is responsible for (and guarantees payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its obligation under this agreement.

In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

At September 30, 2005, the Company had commitments under signed contracts totaling $21,132,000, which primarily relate to real estate development projects.

14.          Related Party Transaction

In June 2005, the Company purchased a residential property in Upcountry Maui that includes a house and cottage on approximately 4 acres of land for $2.6 million. The purchase was made to provide housing for one of its executive officers, and the Company entered into a one-year rental agreement at $4,000 per month with the executive.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of the Company

The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company’s reportable operating segments are Pineapple, Resort and Community Development.

Pineapple

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

In February 2005, the Company’s Board of Directors approved the capital expenditure of $17.2 million for multi-client processing facility that will replace the current cannery, can plant and fresh fruit processing facility. The new facility is expected to reduce the Company’s overall cost structure by integrating and streamlining the fresh fruit and canning processes and by upgrading much of the current equipment. The facility is expected to be completed by June 30, 2006.

Resort

The Resort segment consists of ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

The Company began to implement the Kapalua Gold program to upgrade and standardize The Kapalua Villas as well as other initiatives to enhance and improve the Kapalua resort. The Company expects to have 25 to 30 Kapalua Gold Villas renovations completed in the fourth quarter of 2005. The Company has 265 units in its vacation rental program as of September 30, 2005.

Community Development

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

The Community Development segment is working on a number of real estate development and Kapalua Resort revitalization projects, some of which are as follows: Honolua Ridge Phase I and Phase II are residential subdivisions of agricultural zoned lots at the Kapalua Resort, both of which are presently under construction and being sold. Pulelehua is a planned traditional community in West Maui for working families. The Company is currently in the entitlement phase of this project. Master planning work began in 2005 for Kapalua Mauka, a planned 690 unit residential community. Honolua Village (formerly known as Kapalua Village) is a planned commercial area in the Central Resort. Construction of the first phase of Honolua Village, comprised of 12,000 square feet of commercial space, is under construction and will house, among other tenants, Kapalua Realty.

Current Developments

In the third quarter of 2005, some of the Company’s significant transactions, events and key initiatives to meet its goals and objectives included:

•       The Company sold approximately 100 acres of Upcountry Maui land. The net cash proceeds from these land sales of approximately $4.2 million will be used to strengthen its Pineapple segment operations, reposition the Resort operations and to increase investments in its Community Development segment.

•       The sale of the agricultural home sites in Honolua Ridge Phase II began and three lot sales closed escrow in September. Construction of the offsite improvements for this 25-lot residential subdivision, ranging in size from 3 to 30 acres, began in August 2005 and is expected to be completed in October 2006.

•       The Company actively engaged in two Maui County Council Land Use Committee hearings regarding Kapalua Mauka. The Committee did not conclude on the change of zoning request from agricultural to urban, and a follow-up hearing is currently scheduled for November 2005.

•       Groundbreaking and a blessing for Honolua Village were held in September. Mass grading is completed and construction of the buildings is underway.

•       The Company’s second LifeFest Kapalua was held in September. This health and wellness event features lectures, workshops and panels by some of the country’s leading wellness and fitness experts.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

CONSOLIDATED

	Three Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Revenues	$44.1	$34.6	$9.5	27%
Net Income (Loss)	$2.0	$(2.2)	$4.2
Earnings Per Common Share	$0.28	$(0.30)	$0.58

The Company reported net income of $2.0 million ($.28 per share) for the third quarter of 2005 compared to a net loss of $2.2 million ($.30 per share) for the third quarter of 2004. Consolidated revenues for the third quarter of 2005 were $44.1 million compared to $34.6 million for the third quarter of 2004. The improved results in 2005 were primarily attributable to revenues and operating profit from the Community Development segment as a result of sales of real estate inventories and the sale of other real estate, as further described below.

General and Administrative

Consolidated general and administrative expenses increased by 15% to $9.3 million for the third quarter of 2005 from $8.1 million for the third quarter of 2004.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended September 30,
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries & wages	$2.0	$1.2	$0.8
Employee incentives & stock compensation	0.7	0.3	0.4
Medical insurance premiums	0.8	1.2	(0.4)
Professional services	1.8	0.9	0.9
Depreciation expense	1.4	0.5	0.9
Other (net)	2.6	4.0	(1.4)
Total	$9.3	$8.1	$1.2

The increase in salaries and wages is primarily the result of additional employees in the Community Development segment in 2005 compared to 2004. Further expansion of the Community Development staff is expected in order to accomplish the projects and initiatives for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting the Company’s increased emphasis on performance-based pay plans.

The decrease in medical insurance premiums in 2005 largely reflects the reduction in the work force in the Pineapple segment.

The increase in professional services in 2005 reflects the cost of outside consultants primarily to assist the Company in documenting its internal controls and processes required, in part, by the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The increase in professional services also reflects charges incurred in 2005 for modifications and adjustments to the Company’s integrated accounting system and additional training of the Company’s employees on use of the system. The system was fully placed in service in January 2003 and reduction in staffing and staff turnover, particularly in the Pineapple segment, necessitated re-training in 2005.

The increase in depreciation charged to general and administrative expense for the third quarter of 2005 is due to a change in the estimated useful lives of certain Pineapple segment assets in 2005 as a result of the decision to construct a new plant to replace the current cannery, can plant and fresh fruit processing facility. The Company has tentatively concluded which equipment will not be incorporated into the new facility and has accelerated the depreciation of such equipment with total net book value of approximately $4.9 million, over the 16-month period ending June 30, 2006, the scheduled date of completion of the new processing plant. This has resulted in additional depreciation charges of $900,000 for the three months ended September 30, 2005.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with management’s evaluation of the operating segments.

Interest Expense

Interest expense of $71,000 for the third quarter of 2005 was lower by 77% compared to the same period in 2004. The decrease in interest expense was due to lower average borrowings and to a higher amount of capitalized interest in 2005. Capitalized interest was $249,000 for the third quarter of 2005 compared to $33,000 for the third quarter of 2004 primarily as a result of construction activity at the Kapalua Resort. The Company’s effective interest rate on borrowings was slightly higher in 2005 due to higher borrowing rates from financial institutions.

PINEAPPLE

	Three Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$20.3	$19.0	$1.3	7%
% of consolidated revenues	46%	55%
Operating Loss	$(2.5)	$(3.6)	$1.1

The Pineapple segment produced an operating loss from continuing operations of $2.5 million for the third quarter of 2005 compared to an operating loss of $3.6 million for the third quarter of 2004. Revenues for the third quarter of 2005 of $20.3 million were 7% higher than the third quarter of 2004.

Pineapple segment revenues increased due to fresh pineapple sales more than offsetting lower revenues from canned pineapple. Operating losses reported by the Pineapple segment in 2005 include increased depreciation charges of $900,000, related to the planned replacement of the current cannery, can plant and fresh fruit packing facility, and costs associated with the modification and adjustment of the Company’s integrated accounting system, as mentioned above under “General and Administrative.”

As mentioned above, the Company’s new multi-client processing facility is presently being designed and physical construction work is expected to begin in November 2005. In connection with the new processing facility, and as the Company transitions its business to focus on the premium fresh fruit business, the Company will continue to restructure its workforce, which may result in additional charges to operating results.

Canned and Fresh Operations

The case volume of canned pineapple sales decreased by 22% for the third quarter of 2005 as compared to the third quarter of 2004 primarily reflecting the Company’s strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for the Company’s canned pineapple products to increase by approximately 17% for the third quarter compared to the third quarter of 2004.

Canned pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 46% of the Company’s case volume of canned pineapple sales in the third quarter of 2005 compared to 29% in the third quarter of 2004. The increase in the percentage of canned pineapple sales to the U. S. Government is a result of lower overall canned pineapple sales and an increase in the Company’s participation in government programs that purchase pineapple for school lunches, needy families and other areas.

The case volume of fresh pineapple sales increased by 37% in the third quarter of 2005 compared to the third quarter of 2004. Revenues from fresh pineapple sales were approximately 38% of the Pineapple segment net sales for the third quarter of 2005, compared to approximately 27% for the third quarter of 2004. The Company’s average revenue per box of fresh pineapple sales increased by approximately 11% for the third quarter of 2005 compared to the third quarter of 2004, primarily reflecting the improved quality of its products and related marketing efforts.

Pineapple cost of sales was higher by 6% in the third quarter of 2005 compared to the third quarter 2004, primarily reflecting the increased sales volume of fresh pineapple and higher per unit cost of sales for canned pineapple, partially offset by lower sales volume of canned pineapple. The average per unit cost of sales for canned pineapple was higher in 2005 compared to 2004 because, in 2004, cost of sales was reduced for the impact of a liquidation of inventory based on the LIFO (last-in, first-out) method of accounting for inventories.

Pineapple shipping and marketing cost decreased by $326,000 (11%) in the third quarter of 2005, compared to the same period in 2004, largely reflecting the lower sales volume of canned pineapple. An increase in shipments directly to the Company’s customers (as opposed to interim storage of inventory in public warehouses) also contributed to lower shipping and marketing cost in 2005. In addition, a lower average shipping cost for fresh pineapple due to increased use of surface shipment instead of the higher cost air shipment, was also responsible for the lower cost in 2005. The Company’s changes in cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products thereby enabling a greater reliance on surface transport to reach North American markets.

RESORT

	Three Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$10.3	$10.0	$0.3	2%
% of consolidated revenues	23%	29%
Operating Loss	$(2.1)	$(1.8)	$(0.3)

The Resort segment reported an operating loss of $2.1 million for the third quarter of 2005 compared to an operating loss of $1.8 million for the third quarter of 2004. Resort revenues of $10.3 million for the third quarter of 2005 were approximately 2% higher than the third quarter of 2004.

Hotel and condominium room occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play and merchandise sales. Hotel and condominium room occupancies at Kapalua Resort increased by 8% in the third quarter of 2005 compared to the third quarter of 2004.

The closure of the Plantation Golf Course from April 1, 2005 through July 30, 2005 for extended green and fairway bunker renovations had a significant negative impact on the Resort operations for the third quarter of 2005. However, increased play at the Bay and Village golf courses and higher average green fees, along with increased hotel and villa occupancies, partially offset the negative impact of the Plantation Golf Course closure.

Higher operating expense at the Resort for electricity, repairs and maintenance costs, increased Kapalua Resort Association dues, and increased staffing costs at the Kapalua Villas were partially offset by lower workers’ compensation cost. Marketing expenses were higher in the third quarter of 2005 compared to the prior year because of greater emphasis on marketing the Kapalua Resort.

Golf, Merchandise and Villas

Revenues from golf operations increased by 3% for the third quarter of 2005 compared to the third quarter of 2004. Lost revenues from the closure of the Plantation Course were more than offset by increased paid rounds and higher average green fees at the Bay Course and the Village Course. Overall, paid rounds of golf decreased by 9%, and average green and cart fees increased by 14% in the third quarter of 2005 compared to the third quarter of 2004.

Resort merchandise sales decreased by 2% in the third quarter of 2005 compared to the third quarter of 2004 due to the closure of the Plantation Course during July 2005. Increased sales at Kapalua Resort’s other retail outlets, in part attributed to higher room occupancies, partially offset the effect of the Plantation Course closure.

Gross revenues attributable to the Kapalua Villas increased by approximately 35% in the third quarter of 2005 compared to the third quarter of 2004 reflecting higher average room rates and occupancies.

COMMUNITY DEVELOPMENT

	Three Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$13.5	$5.6	$7.9	141%
% of consolidated revenues	31%	16%
Operating Profit	$7.5	$2.3	$5.2

The Community Development segment reported an operating profit of $7.5 million for the third quarter of 2005 compared to $2.3 million for the third quarter of 2004. Revenues from this operating segment were $13.5 million for the third quarter of 2005 compared to $5.6 million for the third quarter of 2004.

Operating profit for the third quarter of 2005 includes $56,000 of losses from the Company’s equity interest in Kapalua Bay Holdings LLC, compared to $91,000 for the third quarter of 2004.

Real Estate Sales

In the third quarter of 2005, the Company concluded three Upcountry Maui land sales transactions and recognized revenues of $6.0 million and pre-tax gains of $5.6 million. The land sold had been earmarked for disposition as “non-core” to the Company’s strategic plan. The Company has other under-performing fields and pasturelands leased to other parties in Upcountry Maui, as well as other real estate that has been assessed as non-core that may also be disposed of in 2005 and 2006.

The sale of two lots at Honolua Ridge Phase I and three lots at Honolua Ridge Phase II closed escrow, and the Company recognized revenues of $5.8 million from these sales in the third quarter of 2005. Honolua Ridge Phase I began sales in July of 2004 and ten lots were sold during the third quarter of 2004. Revenues of $4.0 million were recognized in the third quarter of 2004 using the percentage of completion method.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort was higher in the third quarter of 2005 compared to the third quarter in 2004, because of a higher number of transactions, partially offset by lower average resale prices in 2005.

Revenues from leasing activities decreased by about 23% for the third quarter of 2005 compared to the third quarter of 2004. The decrease primarily reflects the absence of lease revenues from the Kapalua Shops retail leases and from the Kapalua Bay Hotel ground lease, effective August 31, 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

CONSOLIDATED

	Nine Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Revenues	$133.4	$104.8	$28.6	27%
Net Income (Loss)	$9.7	$(3.0)	$12.7
Earnings Per Common Share	$1.35	$(0.42)	$1.77

For the first nine months of 2005, the Company’s net income was $9.7 million ($1.35 per share) compared to a net loss of $3.0 million for the same period in 2004. For the first nine months of 2005, consolidated revenues were $133.4 million ($.42 per share) compared to $104.8 million for the first nine months of 2004. The improved results in 2005 were primarily attributable to revenues and operating profit from the Community Development segment as a result of sales of real estate inventories and the sale of other real estate, as further described below.

General and Administrative

For the first nine months of 2005, general and administrative expenses increased by 16% to $25.8 million compared to $22.3 million for the first nine months of 2004.

The major components of the difference in general and administrative expenses were as follows:

	Nine Months Ended September 30,
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries & wages	$6.3	$4.5	$1.8
Employee incentives & stock compensation	2.1	0.7	1.4
Employee severance expense	0.6	1.8	(1.2)
Medical insurance premiums	2.8	3.4	(0.6)
Professional services	4.0	2.4	1.6
Depreciation expense	3.9	1.6	2.3
Other (net)	6.1	7.9	(1.8)
Total	$25.8	$22.3	$3.5

The increase in salaries and wages is primarily the result of additional employees in the Community Development segment in 2005. Further expansion of the Community Development staff is expected in order to accomplish the projects and initiatives for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting the Company’s increased emphasis on performance-based pay plans.

Employee severance expense was lower in the first nine months of 2005 because of management changes at the corporate level in the first nine months of 2004. In addition, employee severance charges, arising from reduction in the work force in the Pineapple segment, were approximately $700,000 in the first nine months of 2004, compared to $365,000 in the first nine months of 2005. The decrease in medical insurance premiums in the first nine months of 2005 largely reflects the reduction in the work force in the Pineapple segment that occurred in 2004 and in the first nine months of 2005.

The increase in professional services in 2005 reflects the cost of outside consultants primarily to assist the Company in documenting its internal controls and processes required, in part, by the requirements Section 404 of the Sarbanes-Oxley Act. The increase in professional services also reflects charges incurred in 2005 for modifications and adjustments to the Company’s integrated accounting system and additional training of the Company’s employees on use of the system. The system was fully placed in service in January 2003; however, reduction in staffing and staff turnover, particularly in the Pineapple segment, necessitated re-training in 2005.

The increase in depreciation charged to general and administrative expense for the first nine months of 2005 is due to a change in the estimated useful lives of certain Pineapple segment assets in 2005 as a result of the decision to construct a new plant to replace the current cannery, can plant and fresh fruit processing facility. The Company currently estimates that assets with a net book value of approximately $4.9 million will be expensed over the 16-month period ending June 30, 2006. This has resulted in additional depreciation charges of $2.2 million for the nine months ended September 30, 2005.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with management’s evaluation of the operating segments.

Interest Expense

Interest expense of $308,000 for the first nine months of 2005 was lower by 68% compared to the same period in 2004. The decrease in interest expense was due to lower average borrowings and to a higher amount of capitalized interest in 2005 (see Liquidity and Capital Resources, Debt Position). Capitalized interest was $586,000 for the first nine months of 2005 compared to $62,000 for the first nine months of 2004, primarily as a result of construction activity at the Kapalua Resort. The Company’s effective interest rate on borrowings was slightly higher in 2005 due to higher borrowing rates from financial institutions.

PINEAPPLE

	Nine Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$52.3	$57.6	$(5.3)	-9%
% of consolidated revenues	39%	55%
Operating Loss	$(7.2)	$(8.2)	$1.0

The Pineapple segment produced an operating loss from continuing operations of $7.2 million for the first nine months of 2005 compared to an operating loss of $8.2 million for the first nine months of 2004. Revenues for the first nine months of 2005 of $52.3 million were 9% lower than the first nine months of 2004.

Lower Pineapple segment revenues in 2005 was due to a reduced sales volume of canned pineapple sales, which was partially offset by increased fresh pineapple sales volume.

Operating losses reported by the Pineapple segment in 2005 include increased depreciation charges of $2.2 million related to the planned replacement of the current cannery, can plant and fresh fruit packing facility, and costs associated with the modification and adjustment of the Company’s integrated accounting system, as mentioned above under General and Administrative.

Canned and Fresh Operations

The case volume of canned pineapple sales decreased by 28% for the first nine months of 2005 as compared to the same period in 2004, primarily reflecting the Company’s strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for the Company’s canned pineapple products to increase by approximately 8% for the first nine months of 2005 compared to the same period in 2004. The Company implemented price increases for its canned product lines in March, June and August of 2004, and in August 2005.

Canned pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 41% of the Company’s case volume of canned pineapple sales in first nine months 2005 compared to approximately 25% in the first nine months of 2004. The increase in the percentage of canned pineapple sales to the U. S. Government is a result of lower overall canned pineapple sales and an increase in the Company’s participation in government programs that purchase pineapple for school lunches, needy families and other areas.

The case volume of fresh pineapple sales increased by 22% in the first nine months of 2005 compared to the same period in 2004. Revenues from fresh pineapple sales were approximately 35% and 24% of the Pineapple segment net sales for the first nine months of 2005 and 2004, respectively. The Company’s average revenue per box of fresh pineapple sales increased by approximately 7% in the first nine months of 2005 compared to the same period in 2004 primarily reflecting the improved quality of its products and related marketing efforts.

Pineapple cost of sales was lower by 9% for first nine months of 2005 as compared to the same period in 2004, primarily reflecting lower sales volume of canned pineapple. The average per unit cost of sales was higher in 2005 compared to 2004 because, in 2004, cost of sales was reduced for the impact of a liquidation of inventory based on the LIFO (last-in, first-out) method of accounting for inventories.

Pineapple shipping and marketing cost decreased by $2.3 million (25%) in the first nine months of 2005, compared to the same period in 2004, largely reflecting the lower sales volume of canned pineapple. Reductions in the work force at the Company’s sales and marketing office and an increase in shipments directly to the Company’s customers (as opposed to interim storage of inventory in public warehouses), also contributed to lower shipping and marketing cost in 2005. In addition, increased use of surface shipment, instead of the higher cost air shipment, was also responsible for the lower cost in 2005. The Company’s changes in cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products enabling the company to increase its reliance on surface transport to reach North American markets. In the first nine months of 2005, the Company shipped approximately 85% of its Hawaiian GoldTM fresh pineapple by surface, rather than by air, compared to about 66% in the first nine months of 2004.

RESORT

	Nine Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$32.4	$32.5	$(0.1)	0%
% of consolidated revenues	24%	31%
Operating Loss	$(4.0)	$(3.1)	$(0.9)

The Resort segment reported an operating loss of $4.0 million for the first nine months of 2005 compared to an operating loss of $3.1 million for the first nine months of 2004. Resort revenues of $32.4 million for the first nine months of 2005 were less than 1% lower than the same period in 2004.

Hotel and condominium room occupancies at the Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play, merchandise sales and increased lease revenues. Hotel and condominium room occupancies at Kapalua Resort increased by 6% in the first nine of 2005 compared to the same period in 2004. Occupancies for the island of Maui increased by 13% and for the State of Hawaii, occupancies increased by 7% in the first nine months 2005 compared to the first nine months of 2004.

The closure of the Plantation Golf Course as of April 1, 2005 for extended green and fairway bunker renovations was the single largest contributor to the increased operating losses in 2005. The renovations were completed on schedule and the course reopened on July 31, 2005.

Higher operating expenses at the Resort were attributable to increases in staffing at the Kapalua Villas, and higher electricity, repairs and maintenance costs, Kapalua Resort Association dues, and increased costs for outside consultants. These increases were partially offset by lower workers’ compensation cost. Marketing expenses were higher in nine months of 2005 compared to the prior year because of greater emphasis on marketing the Kapalua Resort.

Golf, Merchandise and Villas

Revenues from golf operations decreased by 2% in the first nine months of 2005 compared to the same period in 2004. Lost revenues from the closure of the Plantation Course were partially offset by increased paid rounds and higher average green fees at the Bay Course and the Village Course. Overall, paid rounds of golf decreased by 11% for the first nine months of 2005 compared to the same period in 2004. Average green and cart fees increased by 10% in the first nine months of 2005 compared to the same period in 2004.

The closure of the Plantation Course from April 1, 2005 through July 30, 2005 also negatively affected the Resort’s merchandise sales, which decreased by 5% for the first nine months of 2005 compared to the same period in 2004. Increased sales at Kapalua Resort’s other retail outlets, in part attributed to higher room occupancies, partially offset the effect of the Plantation Course closure.

Gross revenues from the Kapalua Villas increased by approximately 18% for the first nine months of 2005 compared to the first nine months of 2004, reflecting both higher average room rates and occupancies.

COMMUNITY DEVELOPMENT

	Nine Months Ended September 30,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$48.6	$14.7	$33.9	231%
% of consolidated revenues	36%	14%
Operating Profit	$26.8	$7.6	$19.2

The Community Development segment reported an operating profit of $26.8 million for the first nine months of 2005 compared to $7.6 million for the first nine months of 2004. Revenues from this operating segment were $48.6 million for the first nine months of 2005 compared to $14.7 million for the first nine months of 2004.

Operating profit for the first nine months of 2005 includes $196,000 of losses from the Company’s equity interest in Kapalua Bay Holdings LLC, compared to $91,000 for the first nine months of 2004.

Real Estate Sales

The first nine months of 2005 includes the sales of approximately 260 acres of Upcountry Maui properties, which resulted in revenues of $20.5 million and operating profit of $16.2 million. Approximately 88 acres of the land had been planned for development and subsequent bulk sale, potentially in 2007. The remaining property was comprised of sub-standard agricultural lands and property that had been earmarked for disposition as “non-core” to the Company’s strategic plan. The Company has other under-performing fields and pasturelands leased to other parties in Upcountry Maui, as well as other real estate that has been assessed as non-core that may also be disposed of in 2005 and 2006.

Revenues for the first nine months of 2005 include $23.0 million from the sale of lots at the Honolua Ridge Phase I and II residential subdivisions. Revenues and profit from these projects are being recognized using the percentage-of-completion method as the subdivision improvements are completed. At September 30, 2005, Honolua Ridge Phase I was approximately 96% compete and Honolua Ridge Phase II, which began construction in August 2005, was approximately 14% completed. The Company’s balance sheet at September 30, 2005, includes $8.5 million of deferred revenues (current liability) related to Honolua Ridge and $1.9 million of deferred profit (offset against the related note receivable, which is included in non-current other assets) related to a June 2005 sale of Upcountry Maui properties. See Note 6 to Condensed Consolidated Financial Statements.

Honolua Ridge Phase I began sales in July of 2004 and ten lots were sold in August and September of 2004. Revenues of $4.0 million were recognized in the nine-month period ended September 30, 2004 using the percentage of completion method. Revenues for the first nine months of 2004 also include $4.3 million from the March 2004 sale of a 6.5-acre parcel at Kapalua and $810,000 from the May 2004 sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort was lower in the first nine months of 2005 compared to the same period in 2004, primarily because of fewer transactions, partially offset by higher average resale prices in 2005.

Revenues from leasing activities decreased by about 39% for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease primarily reflects the absence of lease revenues from the Kapalua Shops retail leases and from the Kapalua Bay Hotel ground lease, effective August 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At September 30, 2005, the Company’s total debt, including capital leases, was $16.6 million, compared to $17.3 million at December 31, 2004. The year 2005 began with no borrowings under the Company’s revolving credit lines and $11.5 million in cash and cash equivalents. Such cash and cash equivalents were used to fund cash flows used in investing activities in the first nine months of 2005 and the scheduled repayments of existing debt. At September 30, 2005, the Company had unused long-term credit lines of $28.4 million.

Effective September 2005, the Company’s $13.5 million term loan was amended and restated to: (1) convert it to a revolving loan; (2) modify financial covenants and interest rates to be similar to the Company’s $30 million revolving credit agreement; and (3) release one of the land parcels previously securing the loan.

Operating Cash Flows

In the first nine months of 2005, cash flows from operating activities were $3.4 million. Operating activities for the first nine months of 2004 provided $15.3 million of net cash flows. By operating segment, these cash flows were approximately as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Millions)
Pineapple	$0.7	$3.6
Resort	1.6	0.7
Community Development	8.4	18.7
Corporate expense, taxes, interest & other	(7.3)	(7.7)
Total	$3.4	$15.3

In the first nine months of 2004, the large amount of cash from operating activities in the Pineapple segment was primarily due to a higher than normal level of sales realized in the latter part of 2003 and collected in early 2004.

The reduction in cash flows from operating activities from the Community Development segment is principally due to cash flows of $16.5 million in the first nine months of 2005 from the sale of lots at Honolua Ridge being partially offset by construction cost of approximately $7.8 million for infrastructure improvements for the subdivision and the cost of administration of the operating segment. Non-core land sales in the first nine months of 2005 (see Note 6 to Condensed Consolidated Financial Statements) are reported as non-cash Investing Activities because the proceeds were on deposit with a qualified exchange intermediary. In addition, cash flows from the Community Development segment for 2004 includes approximately $4 million from the sale of a 6.5-acre parcel at Kapalua.

Real Estate Sales Proceeds

In the first nine months of 2005, the Company closed five real estate sales transactions, which resulted in net cash sales proceeds of $17.3 million that the Company intends to reinvest on a tax-deferred basis (Internal Revenue Code Section 1031 exchange). Proceeds of $2.7 million were used to purchase property to be used in the Company’s operations and $14.6 million was available at September 30, 2005 to re-invest on a tax-deferred basis.

Future Cash Outflows

The Company expects that, in 2005, it will have total expenditures or commitments for capital assets and deferred development costs of approximately $25.6 million. The anticipated expenditures for 2005 does not include approximately $4 million of capital expenditures that have been postponed to better coincide with Resort development plans and approximately $39 million of projects which will be carried over to 2006 and 2007. The Company expects to secure project specific long-term financing for some of the capital expenditures. Cash from operating activities in 2005 and available lines of credit are anticipated to fund most of these expenditures through the planning and design phases before project specific financing is secured. Based on preliminary discussions with lenders, the Company believes that it will be able to secure the additional financing needed to fund these projects.

At September 30, 2005, the Pineapple segment had $21.3 million of planned capital expenditures, including $17.2 million for the new multi-client processing facility that will replace the present pineapple cannery, can plant and fresh fruit packing facility, of which $18.1 million will be expended in the fourth quarter of 2005 and in 2006. The planned capital expenditures for 2005 also include $1.1 million for replacement of existing equipment.

Capital expenditures for the Resort segment are expected to be $3.5 million in 2005. These expenditures include renovation of the Plantation Course greens and fairway bunkers, the Bay Course Clubhouse restaurant, and other miscellaneous renovation or replacement projects.

At September 30, 2005, the Community Development segment had planned capital expenditures and expenditures for deferred development cost pending entitlements of $37.0 million of which $9.0 million was committed or incurred, and the remainder would be expended in the fourth quarter of 2005, and in 2006 and 2007.

Expenditures for Honolua Ridge Phase II, which the Company began selling in September 2005, are expected to be approximately $9 million in 2005; and expenditures for Honolua Ridge Phase I are expected to be $7 million in 2005. These expenditures for subdivision infrastructure improvements to date have been funded by proceeds from pre-sale of the lots. Twenty-two lots in Phase II remain to be sold and one lot in Phase I remained in inventory at September 30, 2005.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company attempts to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to the Company’s market risk exposure during the first nine months of 2005.

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by the Company with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include, among others, statements relating to:

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

•       expectations as to the Company’s cash commitments;

•       expectations as to the Company’s cash flows from operating and investing activities;

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

Dependency on certain key personnel.

The Company is currently dependent upon the ability and experience of certain key management employees. There can be no assurance that the Company will be able to retain their services. The Company does not currently carry key man insurance on any of these individuals, and loss of one or more could have a material adverse effect on the Company’s financial results.

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

The highs and lows in the market cycle can prevail for multiple years at a time. During low periods of demand, real estate may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair the Company’s liquidity and ability to proceed with additional land development projects and negatively affect its operating results.

If the Company is unable to successfully compete with other developers of luxury real estate on Maui, its financial results could be materially affected.

The Company’s real estate development projects face competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, the Company’s competitors are larger than it is and have greater resources and access to capital. If the Company is unable to compete with these larger competitors, its financial results could be materially and adversely affected.

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

The United States government represented approximately 35% and 20% of the Company’s canned pineapple sales for 2004 and 2003, respectively; and 41% of the Company’s canned pineapple sales for the first nine months of 2005. It is difficult to predict whether the United States government will continue to represent such a significant portion of the Company’s canned pineapple sales in the future because there is no long-term contract. If the Company were to lose this customer, operating results would be negatively affected.

Because the Company is located in Hawaii and therefore apart from the mainland United States, it is more sensitive to certain economic factors, which may adversely affect operating results.

The Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua, Maui and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat, or perceived threat, of heightened terrorist activity in the United States, could affect a potential visitor’s choice of vacation destination or second home location.

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

Item 6.                        Exhibits

The following exhibits are filed herewith:

(4)                       Instruments Defining the Rights of Security Holders.
Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land Pineapple Company, Inc., dated as of September 1, 2005

(31)                Rule 13a – 14(a) Certifications

(32)                Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
November 14, 2005	/s/ FRED W. RICKERT
Date	Fred W. Rickert
Vice President/Chief Financial Officer
(Principal Financial Officer)