Form 10-K
period 2005-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2006-03-14
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)
120 KANE STREET, P. O. BOX 187, KAHULUI, MAUI, HAWAII	96733-6687
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell Company in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value, as of June 30, 2005, of the voting stock held by non-affiliates of the registrant was $154,849,000 based upon the closing price on the American Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company’s common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

At February 10, 2006, the number of shares outstanding of the registrant’s common stock was 7,378,550.

Documents incorporated by reference:

Part III—Portions of the proxy statement for the registrant’s annual meeting of stockholders to be held on May 8, 2006, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

i

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by the Maui Land & Pineapple Company, Inc. or the Company with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include, among others, statements relating to the:

•       timing and success of the Kapalua Bay Hotel redevelopment;

•       closing of lot sales at the Honolua Ridge agricultural subdivisions;

•       timing, cost and efficiency of the planned multi-commodity/multi-client processing facility;

•       timing and success of sale of “non-core” properties;

•       timing and success of the Kapalua Resort initiatives to enhance and improve the resort and the Kapalua Villas;

•       expectations as to the Company’s cash commitments;

•       expectations as to the Company’s cash flows from operating and investing activities;

•       recoverability from operations of real estate development deferred costs and the net book value of Agriculture segment assets;

•       shifting towards greater levels of fresh fruit production;

•       future cost of compliance with environmental laws;

•       timing of approval and conditions of future real estate entitlement applications; and

•       effect of changes in assumptions on net periodic pension and other benefit costs.

In addition, from time to time, the Company may publish forward-looking statements as to those matters or other aspects of the Company’s anticipated financial performance, business prospects, new products, marketing initiatives, or similar matters.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The Company has based these forward-looking statements on current expectations and projections about future events.

The Company cautions the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results  of Operations” in this annual report, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.

ii

PART I

Item 1.                        BUSINESS

Overview

Maui Land & Pineapple Company, Inc. (“Company”) is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The “Company,” as used herein, refers to the parent and all of its subsidiaries.

The Company has three operating segments as follows:

•       Agriculture.   Previously called the “Pineapple” segment, the Agriculture segment primarily includes growing, packing, processing, and marketing of processed and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Maui Gold and Hawaiian GoldTM (usually sold as fresh, whole fruit), Champaka (largely used for canning) and fresh organic pineapple.

•       Resort.   The Resort segment includes the Company’s ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program, several retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

•       Community Development.   Previously called the “Development” segment, the Community Development segment includes the Company’s real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within Kapalua Resort. Beginning August 31, 2004, the Community Development segment includes the Company’s investment in Kapalua Bay Holdings, LLC, owner of the Kapalua Bay Hotel. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

For additional financial information about these segments, see Operating Segments, Note 17 to the Company’s Consolidated Financial Statements.

2005 Business Development

This is a summary of material business developments in 2005. For more information about business developments in 2005, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report.

In 2005, considerable resources in terms of time and funds were invested to position the Company for positive future results. The year was marked by continued restructuring, re-shaping and upgrading of the Company’s processes and business segments. Throughout 2005, Company-wide action to secure land entitlements for the Kapalua Mauka project, a planned residential community, was a top priority for management. Kapalua Mauka is considered by the Company as the single most important project that can fuel the strategic direction that is envisioned for its agricultural and resort operations in the next several years.

The change in zoning process for Kapalua Mauka ended in 2005 pending Maui County Council approval. In February 2006, the Company received final zoning approval from the Maui County Council to change Kapalua Mauka’s zoning from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space, and up to 27 holes of golf.

In February 2005, the Company’s Board of Directors approved the investment of $17.2 million for the construction of a new multi-commodity/multi-client processing facility that would replace the existing pineapple cannery at Kahului, Maui and the fresh fruit packing facility located in Upcountry Maui. In January 2006, modifications to the project scope, rising construction costs and other factors led management and the Board of Directors to conclude that the Company should first focus on completing the new fresh-packing facility portion of the project and defer the remainder of the project. The project as revised includes the expenditure of $17.5 million for the new fresh-packing facility and the deferral of construction of the processed plant portion to 2007. The new facility will be constructed on a portion of the present cannery site in Kahului and is expected to reduce the Company’s overall cost structure by automating and integrating much of the fresh and processed fruit grading and packing operations. The revised project plan also includes the expenditure of $6.9 million for construction of a new office area for the Company’s corporate headquarters and support services—accounting, information technology and human resources. This office area will be constructed within an existing warehouse at the Kahului cannery and will utilize recycled materials from the Kapalua Bay Hotel, which is scheduled for demolition in April 2006.

Other significant transactions, events and key initiatives that took place in 2005 included:

•       The Company sold approximately 640 acres of Upcountry Maui land. The Company will re-invest the $28.2 million net cash sales proceeds from these transactions ($26.9 million pre-tax gain) to strengthen its Agriculture segment operations, reposition the Resort operations and to increase investments in its Community Development segment.

•       From April 1 through July 30, the Plantation Course was closed for regrassing of the greens, renovation of the fairway bunkers and other course improvements.

•       In June, the newly renovated restaurant at the Bay Course Clubhouse opened under new management.

•       The sale of the agricultural home sites in Honolua Ridge Phase II began in August and seven lot sales closed escrow by year-end. Construction of the offsite improvements for this 25-lot residential subdivision, ranging in size from 3 to 30 acres, began in August and is expected to be completed in October 2006.

•       Groundbreaking and a blessing for Honolua Village Phase I was held in September. Construction of this 12,000 square foot commercial space in the Central Resort area is expected to be completed in mid-2006.

•       In December, the Company received a Special Management Area permit for the construction of new whole and fractional residences on the property that is presently the Kapalua Bay Hotel. Demolition of the Kapalua Bay Hotel is planned for April 2006 and presales of the condominiums will begin in May 2006. Construction is expected to continue through 2008.

Description of Business

Agriculture

Maui Pineapple Company, Ltd. is the operating subsidiary for the Company’s Agriculture segment. The Company owns and operates fully integrated facilities for the production of fresh and processed pineapple. The Company’s current strategy is to expand its presence in the fresh pineapple market, while selectively reducing its reliance on the processed pineapple market. Therefore, over recent years, the Company has decreased the tonnage of fruit going to the cannery and, in 2004, began to commensurately reduce the number of markets for processed pineapple that it serves.

The Company’s strategy focuses on marketing only the highest quality fresh pineapple by using the processed pineapple operations to complement the fresh operations. The Company directs fruit to either the processed or the fresh packing facility at the time of harvest based on a variety of factors, including market conditions, fruit size and fruit quality. In 2005, sales of fresh pineapple represented approximately 34% of net pineapple sales compared to 24% in 2004 and 18% in 2003. The transition of the Company’s Agriculture operations continues with an emphasis on automating many labor-intensive functions and upgrading the workforce through selective training and performance based compensation programs.

Planting, Harvesting and Seasonality

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, the Company has made significant progress in changing its agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, the Company has made significant progress in implementing improved crop maintenance and agronomic practices that are beginning to improve plant yields (tons of fruit per acre) and fruit quality. Planting and harvesting take place throughout the year. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting; the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested 9 to 14 months later depending on a number of conditions.

The Company’s processed pineapple operations have historically had a seasonal operating cycle. The seasonality of the processing operation is not only due to the pineapple’s natural tendency to ripen during the summer months, but also because the timing of initial planting and initiation of flowering can promote ripening during the summer. During the summer months, student labor for the harvesting and processing operations is also more readily available. As the Company shifts its operations towards the fresh fruit market and accordingly adjusts its agronomic practices, the seasonality of the business is becoming less pronounced. In 2006, the Company expects to continue the transition of its pineapple operations with an increased emphasis on the fresh fruit market.  The seasonality of the processing operation does not specifically affect sales or earnings because sales are driven by consumer consumption and resupply orders by customers.

The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area, in which the Company maintains a plantation, is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). Approximately 85% of the fields in the Company’s Upcountry Maui plantation are equipped with drip irrigation systems. The Company is also shifting more of its plantings to its West Maui plantation, which is less susceptible to drought conditions.

Packing and Cannery Facilities

Harvested pineapple is packed for fresh shipment at the Company’s packing facility located at its Upcountry Maui plantation. Pineapple that will be canned is processed at the Company’s cannery in Kahului where a range of processed pineapple products are produced, including solid pineapple in various grades and styles, juice and juice concentrates. The cannery is located in a foreign trade zone and operates most of the year. The metal containers used in canning pineapple are produced in a Company-owned can plant at the cannery site. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.

The Company is presently constructing a new fresh fruit packing facility that will replace the facility in Upcountry Maui. The new facility will be constructed on a portion of the present cannery site in Kahului and is expected to reduce the Company’s overall cost structure by integrating and automating much of the fresh and processed fruit grading and packing operations.

Products and Distribution

The Company sells fresh whole pineapple from Hawaii to retail and wholesale grocers in Hawaii and the continental United States. Beginning in November 2005, the Company’s fresh premium pineapple is sold under the Maui Gold and Hawaiian GoldTM brand names. The Company sells processed pineapple products as store-brand pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Its products are sold principally to large grocery chains, other food processors, wholesale grocers, the United States government and to organizations offering a complete buyers’ brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of the Company’s pineapple products is marketed through food brokers, which is administered through the Company’s sales office in Concord, California.

The Company sells pineapple juice and pineapple juice blended with orange juice in plastic polyethyleneteraphthalate bottles in various sizes to large grocery chains in the continental United States. The pineapple juice ingredients are shipped in bulk from the Company’s cannery on Maui to co-packers on the mainland that bottle the juice to the Company’s specifications.

As a service to its customers, the Company maintains inventories of its products in six public warehouses in the continental United States. The number of warehouses was reduced from 21 in 2004 to six in 2005. The balance of its products is shipped directly from Hawaii to its customers. The Company’s processed pineapple products are shipped from Hawaii by ocean transportation and are then transported by truck or rail to customers or to public warehouses. Fresh whole pineapple is shipped by air or by ocean transportation.

In 2005, approximately 20 United States customers accounted for approximately 28% of the Company’s processed and fresh pineapple sales. Sales of Hawaii grown pineapple to customers located in foreign countries, primarily to Japan and Canada, amounted to approximately 2% of the Company’s processed pineapple sales in 2005, 2004 and 2003. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 29%, 35% and 20% of processed pineapple sales in 2005, 2004 and 2003, respectively.

Competition

The Company sells its products in competition with both foreign and United States companies. Its principal competitors are Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produces substantial quantities of fresh and/or processed pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other major sources of competition in the processed pineapple sector are Thailand and Indonesia. Foreign production has the advantage of lower land, water, labor and regulatory costs. The Company’s principal marketing advantages are the high quality of its fresh and processed pineapple, the relative proximity to the United States west coast fresh fruit market, and being the only processor of pineapple in the United States. The price of the Company’s products is influenced by supply and demand of pineapple products and other fruits and juices.

In February 2006, Del Monte Fresh Produce Company announced that it would end its pineapple production in Hawaii after the current growing cycle, which will be in 2008.

Resort

Kapalua Land Company, Ltd. is the operating subsidiary of the Company’s Resort segment, which operates the Kapalua Resort, a master-planned, golf resort community on Maui’s northwest coast. The Kapalua Resort is part of approximately 22,500 acres of the Company’s land-holdings in West Maui, most of which remain as open space.

Presently, the Kapalua Resort development includes 1,650 acres bordering the ocean with three white sand beaches and includes two hotels (The Ritz-Carlton, Kapalua and the Kapalua Bay Hotel), eight residential subdivisions, three championship golf courses (The Bay, The Village and The Plantation), a ten-court tennis facility, a 22,000 square foot shopping center, several restaurants, over 700 single family residential lots, condominiums and homes. The Company operates Kapalua Resort’s three golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), certain services to the Resort, and Public Utilities Commission regulated water and sewage transmission operations that service the Kapalua Resort. The Company had 269 units in its Kapalua Villas short-term rental program at December 31, 2005. The Company also manages The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. The Kapalua Golf Academy, located at the Village Course on 23 acres of land in the Central Resort area is a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin.

In 2005, the Company continued working on several major new initiatives to improve and revitalize the Kapalua Resort. Some of the current projects include new retail space, additional amenities, renovation of certain facilities and a trail system that will run along the ocean, through the mountains and encompass the entire resort. In 2005, the Resort segment began to implement the Kapalua Gold program to upgrade and standardize The Kapalua Villas as well as other initiatives to enhance and improve the Kapalua Resort. The Company completed the renovation of 7 Kapalua Gold Villas during 2005.

The Company also utilizes nationally televised professional golf tournaments as a major marketing tool for the Kapalua Resort. Since January 1999, Kapalua has hosted the Mercedes Championship, the season opening event for the PGA TOUR. Through the non-profit organization, Kapalua Maui Charities, Inc., the Company has agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at the Kapalua Resort through January 2010.

Other signature events of the Kapalua Resort include:

•       the Celebration of the Arts, an annual event held in April that pays tribute to the people, arts and culture of Hawaii through demonstrations in hula and chant, workshops in Hawaiian art, and one-on-one interaction with local artists;

•       the Kapalua Wine & Food Festival, an annual event held in July that attracts world-famous winemakers, chefs and visitors to Kapalua for a series of wine tasting, festive gatherings and gourmet meals, celebrating in July 2006 the event’s 25th anniversary;

•       LifeFest Kapalua, a health and wellness event in September that features lectures, workshops and panels by some of the country’s leading wellness and fitness experts; and

•       WhaleQuest at Kapalua, a new annual event that commenced in February 2006 to celebrate the annual migration of many North Pacific Humpback Whales to Hawaiian waters through lectures, tours and educational workshops.

The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. The Kapalua Resort’s primary resort competitors on Maui are located in Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui’s south coast. The Kapalua Resort’s total guestroom inventory accounts for approximately 8% of the legally zoned units available in West Maui and approximately 5% of the total zoned inventory on Maui.

Community Development

The Community Development segment is responsible for all of the Company’s real estate entitlement, development, construction, sales and leasing activities, and is focused primarily on the luxury real estate market within the central area of Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within the Kapalua Resort.

The Company is the ground lessor under long-term lease for The Ritz-Carlton, Kapalua hotel and receives rental income from certain other commercial properties. In addition, in August 2004, the Company contributed the fee interests in the land underlying the Kapalua Bay Hotel and the Company’s interests in The Kapalua Shops to Kapalua Bay LLC, a wholly-owned subsidiary of Kapalua Bay Holdings, LLC (“Bay Holdings”) a limited liability company formed as a joint venture between the Company, Marriott International Inc. and Exclusive Resorts LLC. The Company has a 51% interest in and is the managing member of Bay Holdings. The Kapalua Bay Hotel is managed by Marriott under an agreement with Kapalua Bay LLC. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

The Company must obtain appropriate entitlements for land that it intends to develop. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that the Company satisfy all conditions and restrictions imposed in connection with such governmental approvals, including among other things, construction of infrastructure improvements, payment of impact fees, restrictions on permitted uses of the land, and provision of affordable housing. The Company actively works with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

The Company has (including property owned by Bay Holdings) approximately 1,700 acres of land in Maui that are at various stages in the land entitlement process as follows:

	Number	Zoned for
Location	of Acres	Planned Use
Kapalua Resort	894	Yes
Other Kapalua Resort and West Maui	512	No
Upcountry	305	No

The Company began selling Phase I in 2004 and Phase II in 2005 of the Honolua Ridge subdivision at the Kapalua Resort. These subdivisions total 50 agricultural lots ranging from three to 30 acres, with list sales prices ranging from $895,000 to $6.5 million.

In 2004, the Company’s Board of Directors approved management’s plan to sell certain Upcountry Maui properties owned by the Company. These properties primarily consist of land deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic communities. In 2005, the Company sold 640 acres of these properties in seven transactions that resulted in net cash sales proceeds of $28.2 million. See Real Estate Sales, Note 7 to the Consolidated Financial Statements.

Some of the projects that the Community Development segment has in the planning stages include:

•       Kapalua Mauka:   As presently planned, this project is comprised of 690 single and multi-family residential units and commercial components. In February 2006, the Company received final zoning approval from the County of Maui to change from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space and up to 27 holes of golf.

•       Honolua Village:   This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 50,000 square feet of new retail space to the Kapalua Resort, of which 22,000 is replacing the existing Kapalua Shops, which will be closed, beginning in April 2006 in connection with the redevelopment of the Kapalua Bay Hotel.

The Village will also include apartments, condominiums and other resort related facilities. Construction of the first phase began in September 2005.

•       Pulelehua:   This will be a new traditional community for working families in West Maui. It encompasses 312 acres and will include 13 acres for an elementary school, 882 dwelling units and 91 acres of usable open space. It will include a traditional village center with a mix of residential and neighborhood-serving commercial uses. Public hearings with the State Land Use Commission to change the State land use designation from agriculture to urban are underway. Hearings with the County of Maui Planning Commission and the Maui County Council may occur later in 2006.

•       Kapalua Bay Hotel:   Bay Holdings has secured entitlements to demolish the Kapalua Bay Hotel, which is presently estimated to start in April 2006, and to develop new transient and residential units, condominium residences, an ocean-side spa and a beach club. In 2005, this project received final Special Management Area approval from the County of Maui.

•       Hali`imaile Town:   This new town in Upcountry Maui will be a holistic traditional community where agriculture, education, and sustainability are core design elements. A series of community design workshops is scheduled in March 2006 to involve the Maui community in determining the vision for this expansion of the community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui when it updates the County General Plan over the next three years.

The price and market for luxury real estate on Maui has in the past been highly cyclical based upon interest rates, the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. The Company’s Community Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii and the mainland United States.

Employees

In 2005, the Company employed approximately 1,275 employees. Agricultural operations employed approximately 370 full-time and approximately 365 seasonal or intermittent employees. Approximately 65% of the Agricultural operations employees were covered by collective bargaining agreements. Resort operations employed approximately 470 employees, of which approximately 10% were part-time employees and approximately 26% were covered by collective bargaining agreements. The Community Development segment employed approximately 30 employees, and corporate and support services employed approximately 40 employees in 2005.

Other Information

The Company’s Agriculture segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $530,000 in 2005, $695,000 in 2004 and $800,000 in 2003.

The Company has reviewed its compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise related to the protection of the environment. The Company does not expect any material future financial impact as a result of compliance with these laws.

Pursuant to a settlement agreement with the County of Maui in 1999, the Company has a commitment until December 1, 2039 to share with several chemical manufacturers in the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating costs for filtrations systems on existing and future wells. The Company paid $238,000 in 2005 for its share of the capital cost to install a filtration system for an existing well. The Company is not presently aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. For additional information, see Commitments and Contingencies, Note 18 to the Consolidated Financial Statements.

Financial Information about Geographic Areas

Revenues and long-lived assets attributable to foreign countries were not material for the last three years. See Discontinued Operations, Note 4 to the Consolidated Financial Statements.

Available Information

The Company’s Internet address is www.mauiland.com. Reference in this annual report to our website address does not constitute incorporation by reference of the information contained on the website. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission, or SEC. The Company also makes available through its website all filings of the Company’s executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov.

Executive Officers of the Company

The Company’s executive officers as of March 3, 2006, are listed below. The current terms of the executive officers expire in May 2006, or at such time as their successors are elected.

David C. Cole (53)

Mr. Cole has served as Chairman of the Company since March 2004, and President and Chief Executive Officer of the Company since October 2003.  Mr. Cole also serves as Chairman of Sunnyside Farms, LLC, a specialty consumer products retailer and supplier of premium organic meats and produce in Washington, Virginia since 1997; and President of Aquaterra, Inc. an investment management firm that serves as managing general partner for Pan Pacific Ventures LP, Catalyst II LLC and Aquaterra Partners LLC, partnerships with interests in software, real estate, agriculture, retailing, and consumer products since 1997.  Mr. Cole also served as Chairman of Twin Farms Collections, LLC a luxury resort in Barnard Vermont from 2001 to 2004.

Brian C. Nishida (49)

Executive Vice President/Agriculture since June 2004; President and Chief Executive Officer, Maui Pineapple Company, Ltd. since January 2004; Vice President and General Manager, Del Monte Fresh Produce (Hawaii) Inc. a vertically integrated producer, marketer and distributor of fresh and fresh-cut prepared fruit and vegetables, juices, beverages, snacks and desserts from 1985 to 2003.

Robert M. McNatt (58)

Executive Vice President/Community Development since February 2005; Senior Vice President/Land Planning & Development 2004 to 2005; Vice President/Land Planning & Development 2001 to 2004; Vice President/Development of Kapalua Land Company, Ltd., the land development and resort operating subsidiary of the Company since 1996.

Fred W. Rickert (62)

Vice President/Chief Financial Officer since September 2004; Acting Chief Financial Officer July 2004 to September 2004; Vice President/Finance of Maui Pineapple Company, Ltd., the operating subsidiary of the Company’s Agriculture segment from April 2004 to July 2004; Chief Financial Officer of the Port of Oakland, a municipal corporation with operations in the Oakland International Airport, maritime operations, and commercial real estate development 1996 to 2004; Vice President Accounting of PLM International, Inc., an AMEX listed company syndicating partnerships for transportation equipment operating leases, from 1990 to 1996.

Thomas H. Juliano (56)

President and Chief Executive Officer, Kapalua Land Company, Ltd. since June 2005; Vice President/Hospitality of Vail Resorts Inc., the largest operator of ski resorts in North America from October 2001 to June 2005. Vice President of Mace Pacific Holdings LLC, a resort development company from 2000 to 2001.

Dennis Stoltenberg (56)	Vice President/Human Resources since January 2005; Vice President, Human Resources of GE Access, a high end complex solutions international distribution company from 1998 to December 2004.

Item 1A.                RISK FACTORS

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

The Company is subject to the risks that generally relate to investments in real property because it develops and sells real property, primarily for residential use. Also, the Company has a 51% ownership interest in Kapalua Bay Holdings LLC, which owns and operates the Kapalua Bay Hotel. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decrease. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse effect on our results of operations or financial condition. In addition, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

If the Company is unable to complete land development projects within forecasted timing and budgeting, or at all, financial results may be negatively affected.

The Company intends to develop resort and other properties, as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

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

If any development project is not completed on time or within budget, this could have a materially adverse affect on the Company’s financial results.

If the Company is unable to obtain required land use entitlements at reasonable costs, or at all, its operating results would be adversely affected.

The Company’s financial results are highly dependant on its Community Development operating segment. The financial performance of our Community Development segment is closely related to the Company’s success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, the Company may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter its plans for the development. Delays or failures to obtain these entitlements may have a materially adverse affect on the Company’s financial results.

The historical price and market for luxury real estate on Maui has been highly cyclical and if the market demand for luxury real estate were to decrease, the Company’s operating results could be adversely affected.

The highs and lows in the market cycle can prevail for multiple years at a time. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair the Company’s liquidity and ability to proceed with additional land development projects and negatively affect the Company’s operating results.

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

The Company’s three golf courses require a large number of course and facility maintenance and operations workers; and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, the Company’s resort operations require a large number of workers to maintain the quality and level of service that it strives to provide to its customers. The Company’s plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If the Company and other Maui businesses are unable to gain approvals from the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted, which in turn could have a materially adverse effect on the Company’s operations. While the Company proposes to pay its fair share for the provision of affordable housing and the construction of infrastructure, there are political factions in the County government who do not want any further development.

The Company may be subject to certain environmental regulations under which it may have additional liability and experience additional costs for land development.

Various federal, state, and local environmental laws, ordinances and regulations regulate the Company’s properties and could make the Company liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property it currently owns or operates or that it previously owned or operated. These laws could impose liability without regard to whether the Company knew of, or was responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize the Company’s ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If the Company arranges for the disposal or treatment of hazardous or toxic wastes, it could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if it never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit the Company’s ability to develop, use, sell or rent its real property.

The Company’s agriculture operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

The Company sells its products in competition with both foreign and United States companies. Its principal competitors are three companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Producers of pineapple in foreign countries have substantially lower land, water, labor and regulatory costs than the Company.

The Company’s marketing strategy is to compete based on the premium quality of our fresh pineapple product and being the only company that cans all of its pineapple in the United States. If it cannot compete effectively with these larger companies and lower cost producers, its financial results could be adversely affected.

Weather conditions such as drought, extreme cold and torrential rainfall can have an adverse impact on crop production.

The fresh market requires steady and predictable fruit delivery. The accelerated movement of processed product inventory has reduced sales stock. Adverse weather conditions may interrupt planting, growing and crop delivery and affect operating results. The Company has diversified growing regions to Central and West Maui to mitigate some of this weather related risks.

If the Company is unable to successfully compete with other producers of fresh and processed pineapple, our financial results could be materially affected.

The fresh and processed pineapple markets are highly competitive. A decline in the price of pineapple or increases in the price of fuel or packaging materials could adversely affect operating results. Agricultural chemicals used in the past have resulted in contingent liabilities that could result in future claims against the Company.

One customer has provided a substantial portion of the Company’s processed pineapple sales; the loss of this customer may have a material adverse effect on operating results.

The United States government represented approximately 29%, 35% and 20% of the Company’s processed pineapple sales for 2005, 2004 and 2003, respectively. It is difficult to predict whether the United States government will continue to represent such a significant portion of our processed pineapple sales in the future because the Company does not have a long-term contract to supply pineapple to the government. If the Company were to lose this customer, operating results would be negatively affected.

Because the Company is located in Hawaii and therefore apart from the mainland United States, it is more sensitive to certain economic factors, which may adversely affect operating results.

The Company’s Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua and to Maui and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat, or perceived threat, of heightened terrorist activity in the United States, could affect a potential visitors’ choice of vacation destination or second home location.

The Company’s agriculture operations are dependent on ocean shipment and airfreight to transport processed and fresh pineapple to customers in the United States. Increases in the cost of energy, and other factors that affect the cost and reliability of ocean shipment and airfreight will affect the financial results of the Company’s Agriculture segment.

Item 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                        PROPERTIES

The Company owns approximately 27,500 acres of land on Maui. Approximately 30% of the acreage is used directly or indirectly in the Company’s operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company’s balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

•       a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;

•       certain easements and rights-of-way that do not materially affect the Company’s use of its property;

•       a mortgage on approximately 3,300 acres used in Agriculture operations, which secures the Company’s $13.5 million revolving loan agreement;

•       a mortgage on the three golf courses at Kapalua, which secures the Company’s $30 million revolving credit facility;

•       a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;

•       a small percentage of the Company’s land in various locations on which multiple claims exist, for some of which the Company is securing clean title; and

•       a mortgage on 249 acres of Company land that secures a $4.2 million loan to Maui Preparatory Academy, or MPA, a new private middle school in West Maui. The Company has an agreement to sell 15 acres of the parcel to MPA for $100, and is in the process of subdividing the parcel.

Approximately 22,500 acres of the Company’s land are located in West Maui, approximately 5,000 acres are located in Upcountry Maui and approximately 27 acres are located in Kahului, Maui.

The 22,500 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 2,700 acres comprising the Company’s West Maui pineapple plantation and approximately 1,650 acres designated for the Kapalua Resort.

The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala. Approximately 2,100 acres are used for the Company’s Agriculture operations in the Company’s Upcountry pineapple plantation and fresh fruit packing facility.

The Kahului acreage includes the Company’s administrative offices, a can manufacturing plant and a pineapple cannery with interconnected warehouses at the cannery site where finished product is stored.

Approximately 1,400 acres of leased land are used in the Company’s Agriculture operations under eight leases expiring at various dates through 2018. The Company paid $604,000 in 2005 for the aggregate land rental for all leased land in agricultural production.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “MLP.” The Company did not declare any dividends in 2005 and 2004. The declaration and payment of cash dividends are restricted by the terms of borrowing arrangements to 30% of prior year’s net income. As of February 17, 2006, there were 428 shareholders of record.

The following chart reflects high and low sales prices during each of the quarters in 2005 and 2004:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2005	High	$47.20	$44.35	$39.30	$35.75
	Low	36.26	36.34	29.60	26.75
2004	High	$39.65	$37.40	$33.95	$41.95
	Low	31.00	30.60	29.20	31.00

Item 6.                        SELECTED FINANCIAL DATA

The selected financial data set forth below for the five years ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

	2005	2004	2003	2002	2001
	(Dollars in Thousands Except Per Share Amounts)
FOR THE YEAR
Summary of Operations
Operating revenues	$186,680	153,249	$151,333	$147,627	$158,956
Cost of sales	73,537	71,226	74,832	79,582	81,297
Operating expenses	36,418	36,177	33,188	32,888	33,279
Shipping and marketing	14,446	15,621	19,379	18,746	17,520
General and administrative	38,425	29,347	30,537	22,679	18,425
Equity in earnings (losses) of affiliates	(484)	(727)	12,678	(1,178)	5,543
Interest expense	(521)	(1,159)	(2,526)	(2,389)	(2,820)
Interest income	443	23	167	114	65
Income tax (expense) benefit	(8,723)	528	(1,500)	3,697	(3,507)
Income (loss) from continuing operations	14,569	(457)	2,216	(6,024)	7,716
Discontinued operations, net of income taxes(1)		74	3,781	315	(148)
Net income (loss)	14,569	(383)	5,997	(5,709)	7,568
Earnings Per Common Share—Basic
Income (loss) from continuing operations	2.02	(.06)	.31	(.83)	1.07
Discontinued operations, net of income taxes	—	.01	.52	.04	(.02)
Net income (loss)	2.02	(.05)	.83	(.79)	1.05
Other Data
Cash dividends declared	—	—	—	—	—
Depreciation	$14,263	$10,040	$12,184	$11,072	$10,226
Return on beginning stockholders’ equity	20.3%	(0.5)%	9.6%	(7.8)%	11.5%
Percent of net income (loss) to revenues	0.8%	(0.2)%	4.0%	(3.9)%	4.8%
AT YEAR END
Current assets less current liabilities(2)	$8,900	$11,184	$23,567	$25,502	$25,463
Ratio of current assets to current liabilities(2)	1.2	1.3	1.9	1.9	2.1
Property, net of accumulated depreciation	$96,935	$93,897	$95,048	$112,198	$113,046
Total assets	185,999	160,923	161,680	184,195	176,433
Long-term debt and capital leases	10,284	13,953	22,996	43,252	39,581
Stockholders’ equity
Amount	91,180	71,621	71,544	62,739	73,419
Per common share	$12.57	$9.91	$9.94	$8.72	$10.20
Common shares outstanding	7,254,779	7,226,550	7,195,800	7,195,800	7,195,800

(1)   In 2003, the Company sold the Napili Plaza and substantially all of its Costa Rican pineapple assets. The operating results of these operations and the gains from the sales of these assets are reported as discontinued operations. Prior period amounts have been restated for comparability.

(2)   Current assets less current liabilities and the ratio of current assets to current liabilities for 2005 and 2004 are relatively low primarily because of an increase in deferred revenues related to the Honolua Ridge lot sales. See Deferred Revenues, Note 6 to the Consolidated Financial Statements.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company’s reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

Previously called the “Pineapple” segment, the Agriculture segment primarily includes growing, packing, processing, and marketing of processed and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple Maui Gold and Hawaiian GoldTM (usually sold as fresh, whole fruit), Champaka (largely used for canning), and fresh organic pineapple.

Resort

The Resort segment includes the Company’s ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program, several retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

Community Development

Previously called the “Development” segment, the Community Development segment includes the Company’s real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within Kapalua Resort. Beginning August 31, 2004, the Community Development segment includes the Company’s investment in Kapalua Bay Holdings, LLC, owner of the Kapalua Bay Hotel. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

Current Developments

In 2005, considerable resources in terms of time and funds were invested to position the Company for positive future results. The year was marked by continued restructuring, re-shaping and upgrading of the Company’s processes and business segments. Throughout 2005, Company-wide action to secure land entitlements for the Kapalua Mauka project, a planned residential community, was a top priority for management. Kapalua Mauka is considered by the Company as the single most important project that can fuel the strategic direction that is envisioned for its agricultural and resort operations in the next several years.

The change in zoning process for Kapalua Mauka ended 2005 pending Maui County Council approval. In February 2006, The Company received final zoning approval from the Maui County Council to change Kapalua Mauka’s zoning from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space, and up to 27 holes of golf.

In February 2005, the Company’s Board of Directors approved the investment of $17.2 million for the construction of a new multi-commodity/multi-client processing facility that would replace the existing pineapple cannery at Kahului, Maui and the fresh fruit packing facility located Upcountry Maui. In January 2006, modifications to the project scope, rising construction costs and other factors led management and the Board of Directors to conclude that the Company should first focus on completing the new fresh-packing facility portion of the project and defer the remainder of the project. The project as revised includes the expenditure of $17.5 million for the new fresh-packing facility and the deferral of construction of the processed plant portion to 2007. The new facility will be constructed on a portion of the present cannery site in Kahului and is expected to reduce the Company’s overall cost structure by automating and integrating the fresh and processed grading and packing operations. The revised project plan also includes the expenditure of $6.9 million for construction of a new office area for the Company’s corporate headquarters and support services—accounting, information technology and human resources. This office area will be constructed within an existing warehouse at the Kahului cannery and will utilize recycled materials from the Kapalua Bay Hotel, which is scheduled for demolition in April 2006.

Other significant transactions, events and key initiatives that took place in 2005 included:

•       The Company sold approximately 640 acres of Upcountry Maui land. The Company will re-invest the $28.2 million net cash sales proceeds from these transactions ($26.9 million pre-tax gain) to strengthen its Agriculture segment operations, reposition the Resort operations and to increase investments in its Community Development segment.

•       From April 1 through July 30, the Plantation Course was closed for regrassing of the greens, renovation of the fairway bunkers and other course improvements.

•       In June, the newly renovated restaurant at the Bay Course Clubhouse opened under new management.

•       The sale of the agricultural home sites in Honolua Ridge Phase II began in August and seven lot sales closed escrow by year-end. Construction of the offsite improvements for this 25-lot residential subdivision, ranging in size from 3 to 30 acres, began in August and is expected to be completed in October 2006.

•       Groundbreaking and a blessing for Honolua Village Phase I was held in September. Construction of this 12,000 square foot commercial space in the Central Resort area is expected to be completed in mid-2006.

•       In December, the Company received a Special Management Area permit for the construction of new whole and fractional residences on the property that is presently the Kapalua Bay Hotel. Demolition of the Kapalua Bay Hotel is planned for April 2006 and presales of the condominiums will begin in May 2006. Construction is expected to continue through 2008.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and 2004

CONSOLIDATED

	Years Ended December 31,		Change
	2005	2004	inc	%
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Revenues	$186.7	$153.2	$33.5	22%
Net Income (Loss)	$14.6	$(0.4)	$15.0
Earnings Per Common Share	$2.02	$(0.05)	$2.07

The Company reported net income of $14.6 million ($2.02 per share) for 2005 compared to a net loss of $383,000 ($.05 per share) for 2004. Consolidated revenues were $186.7 million for 2005, an increase of 22% from $153.2 million for 2004. The improved results in 2005 were primarily attributable to revenues and operating profit from the Community Development segment as a result of sales of real estate inventories and the sale of other real estate, as further described below. Included in income for 2005 are charges of approximately $7.4 million (pre-tax) related to the restructuring of the Company’s processes and operations.

General and Administrative

In 2005, general and administrative expenses increased by 31% to $38.4 million compared to $29.3 million for 2004.

The major components of the difference in general and administrative expenses were as follows:

	Years ended December 31,
	2005	2004	inc (dec)
	(Dollars in Millions)
Salaries and wages	$9.0	$6.2	$2.8
Depreciation and asset write offs	7.3	3.4	3.9
Professional and other outside services	7.1	3.8	3.3
Medical insurance premiums	3.7	4.4	(0.7)
Employee incentives and stock compensation	3.1	2.1	1.0
Employee severance expense	0.9	2.1	(1.2)
Other (net)	7.3	7.3	—
Total	$38.4	$29.3	$9.1

The increase in salaries and wages is primarily the result of additional employees in the Community Development segment in 2005. Expansion of the Community Development staff was necessary in order to accomplish the projects and initiatives for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting the Company’s increased emphasis on performance-based pay plans.

The decrease in medical insurance premiums in 2005 largely reflects the reduction in the work force in the Agriculture segment that occurred in 2004 and in 2005. Employee severance expense was lower in 2005 because of management changes at the corporate level in 2004. In addition, employee severance charges, arising from reduction in the work force in the Agriculture segment, were approximately $1.3 million in 2004, compared to $520,000 in 2005.

The increase in depreciation and asset write offs charged to general and administrative expenses primarily relate to: (1) acceleration of depreciation charges on certain assets from the current cannery, can plant and fresh fruit processing facility; (2) acceleration of depreciation charges on the Company’s integrated accounting system; (3) write off of assets related to the Company’s payroll and human resource accounting system; and (4) the write off of other assets that the Company has ceased to use.

The Company is currently constructing a processing facility to replace its fresh fruit packing plant, and has plans to begin construction of a multi-commodity/multi-client processing facility to replace its cannery and can plant in 2007. In 2005, the Company began to evaluate the Agriculture segment assets and record depreciation charges related to the change in estimated useful life of these assets. The Company estimated that Agriculture segment assets with a net book value of approximately $5.4 million will be expensed over the 34-month period ending December 31, 2007. This resulted in additional depreciation charges of $2.7 million in 2005.

In 2005, as the Company evaluated its businesses, operations and processes it became evident that the accounting systems currently in use are not able to meet the Company’s needs. The Company’s payroll and human resource accounting functions were outsourced to a third party provider at the end of 2005 and the net book value of the related in-house systems was written off. In the fourth quarter of 2005, the Company concluded plans to replace the other primary accounting systems that it is using and began to accelerate the depreciation of the existing accounting systems. Current plans are to conclude the implementation of new accounting systems in 2006. Evaluation of the Company’s fixed assets in 2005 also resulted in the identification of assets that the Company will no longer use because of changes in plans and operations. In

2005, the Company expensed $4.0 million for these asset write offs and acceleration of depreciation for accounting systems.

The increase in professional services in 2005 reflects the cost of outside consultants primarily to assist the Company in documenting its internal controls and processes required, in part, by the requirements Section 404 of the Sarbanes-Oxley Act. The increase in professional services also reflects charges incurred in 2005 for modifications and adjustments to the Company’s integrated accounting system and additional training of the Company’s employees on use of the system. Reduction in staffing and staff turnover, particularly in the Agriculture segment, necessitated re-training of the staff.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with management’s evaluation of the operating segments.

Interest Expense

Interest expense of $521,000 for 2005 was lower by 55% compared to 2004. The decrease in interest expense was due to lower average borrowings and to a higher amount of capitalized interest in 2005 (see Liquidity and Capital Resources, Debt Position). Capitalized interest was $742,000 for 2005 compared to $199,000 for 2004, primarily as a result of construction activities at the Kapalua Resort. The Company’s average interest rate on borrowings was 6.7% in 2005 compared to 5.5% in 2004, due to higher borrowing rates from financial institutions.

AGRICULTURE

	Years Ended December 31,		Change
	2005	2004	dec	%
	(Dollars in Millions)
Revenues	$74.5	$80.0	$(5.5)	-7%
% of consolidated revenues	40%	52%
Operating Loss	$(11.4)	$(10.8)	$(0.6)

The Agriculture segment produced an operating loss from continuing operations of $11.4 million for 2005 compared to an operating loss of $10.8 million for 2004. Revenues for 2005 of $74.5 million were 7% lower than 2004.

Lower Agriculture segment revenues in 2005 was due to a reduced sales volume of processed pineapple, which was partially offset by increased fresh pineapple sales volume and higher average prices for both processed and fresh pineapple in 2005.

Non-Recurring Items

•       The operating loss for 2005 includes $4.5 million for asset write offs and additional depreciation charges for assets where the estimated useful lives were reduced because of changes in the operations of the Agriculture segment, as mentioned in General and Administrative above. The operating loss for 2004 included $1.3 million of asset write offs related to the restructuring of the Agriculture segment operations.

•       Revenues for 2005 include $3.1 million received from the U. S. Customs Service compared to $1.7 million received from this program in 2004. These cash distributions were made pursuant to the Continued Dumping and Subsidy Offset Act of 2000, or the CDSOA, which allows for distribution of antidumping duties to injured domestic producers. The distributions are recorded as “Other Income” in the Company’s Consolidated Statements of Operations.

Anti-dumping duties have been in effect on processed pineapple fruit imported from Thailand since 1995. In late 2004, the antidumping duty order on several Thailand exporters of processed pineapple, which together accounted for more than 50% of the Thailand exports to the United States, was revoked. As a result, these Thailand exporters no longer have antidumping duties assessed on their exports to the United States. These revocations have had, and will continue to have, an effect on the amount of funds collected and distributed to the Company under the CDSOA.

Fresh and Processed Operations

The case volume of fresh pineapple sales increased by 25% in 2005 compared to 2004. Revenues from fresh pineapple sales were approximately 34% and 24% of the Agriculture segment net sales for 2005 and 2004, respectively. The Company’s average revenue per box of fresh pineapple sales increased by approximately 6% in 2005 compared to 2004 primarily reflecting the improved quality of its products and related marketing efforts.

The case volume of processed pineapple sales decreased by 27% for 2005 compared to 2004, primarily reflecting the Company’s strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for the Company’s processed pineapple products to increase by approximately 7% for 2005 compared to 2004. The Company implemented price increases for its processed product lines in March, June and August of 2004, and in August 2005.

Processed pineapple sold to the U. S. Government, primarily to the Department of Agriculture, comprised approximately 40% of the Company’s case volume of processed pineapple sales in 2005 compared to approximately 35% in 2004. The increase in the percentage of processed pineapple sales to the U. S. Government is a result of lower overall processed pineapple sales and an increase in the Company’s participation in government programs that purchase pineapple for school lunches, needy families and other government programs.

The Agriculture segment cost of sales was lower by 12% for 2005 as compared to 2004, primarily reflecting lower sales volume of processed pineapple. The average per unit cost of sales was higher in 2005 compared to 2004 because the impact of a liquidation of inventory based on the LIFO (last-in, first-out) method of accounting for inventories was higher in 2004 than in 2005. Cost of sales in 2005 and 2004 would have been higher by $2.9 million and $6.8 million, respectively, based on current costs.

Agriculture shipping and marketing cost decreased by $1.1 million (9%) in 2005, compared to 2004, largely reflecting the lower sales volume of processed pineapple, partially offset by increased ocean and airfreight shipping costs per unit. Increased use of surface shipment, instead of the higher cost air shipment, was also responsible for the lower cost in 2005. The Company’s changes in cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products enabling the company to increase its reliance on surface transport to reach North American markets. In 2005, the Company shipped approximately 87% of its Maui Gold fresh pineapple by surface, rather than by air, compared to about 72% in 2004. Reductions in the work force at the Company’s sales and marketing office and an increase in shipments directly to the Company’s customers (as opposed to interim storage of inventory in public warehouses), also contributed to lower shipping and marketing costs in 2005.

Outlook

The Company plans to complete the new fresh fruit packing facility by mid-2006 and expects that significant processing efficiencies will be gained when the new facility is in use. The Agriculture segment intends to continue planning and costing for the cannery and can plant aspects of the new processing facility, but does not expect to commence for that portion of the project until 2007. The segment will continue to refine its agronomic practices to produce a consistently premium product and continue its marketing efforts to obtain a larger percentage of direct customers.

RESORT

	Years Ended December 31,		Change
	2005	2004	inc (dec)%
	(Dollars in Millions)
Revenues	$43.2	$42.4	$0.8	2%
% of consolidated revenues	23%	28%
Operating Loss	$(5.5)	$(4.6)	$(0.9)

The Resort segment reported an operating loss of $5.5 million for 2005 compared to an operating loss of $4.6 million for 2004. Resort revenues of $43.2 million for 2005 were 2% higher than 2004.

Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play, merchandise sales and lease revenues. Hotel and condominium room occupancies at Kapalua Resort increased by 10% in 2005 compared to 2004. Occupancies for the island of Maui increased by 2% and for the State of Hawaii, occupancies increased by 5% in 2005 compared to 2004.

The closure of the Plantation Golf Course as of April 1, 2005 for extended green and fairway bunker renovations was the single largest contributor to the increased operating losses in 2005. The renovations were completed on schedule and the course reopened on July 31, 2005.

Higher operating expenses at the Kapalua Resort were attributable to increases in staffing at the Kapalua Villas, and higher fuel and utility costs, repairs and maintenance costs, Kapalua Resort Association dues, and increased costs for outside consultants. Marketing expenses were higher in 2005 compared to the prior year because of increased staffing and events reflecting greater emphasis on marketing the Kapalua Resort.

Golf, Merchandise and Villas

Revenues from golf operations increased by 2% in 2005 compared to 2004. Lost revenues from the closure of the Plantation Course were offset by higher average green fees. Overall, paid rounds of golf decreased by 9% for 2005 compared to 2004. Average green and cart fees increased by 11% in 2005 compared to 2004.

The closure of the Plantation Course from April 1, 2005 through July 30, 2005 also negatively affected the Kapalua Resort’s merchandise sales, which decreased by approximately 2% for 2005 compared to 2004. Increased sales at Kapalua Resort’s other retail outlets, in part attributed to higher room occupancies, partially offset the effect of the Plantation Course closure.

Gross revenues from the Kapalua Villas increased by approximately 8% for 2005 compared to 2004, reflecting both higher average room rates and occupancies.

Outlook

The Company considers the upgrading of the Kapalua Resort with the current and planned projects and initiatives, key to sustained and increased revenues streams from the Resort segment. The Company expects to assist owners in the renovation of up to 70 Kapalua Gold Villa units in 2006.

In 2006, demolition of the Kapalua Bay Hotel, construction of the new residences at the Kapalua Bay Hotel site and Honolua Village in the Central Resort, as well as the various other construction projects that will be taking place at Kapalua Resort may detract from the guest experience and thereby negatively affect the Company’s financial results. However, the Company believes that the risk of not moving forward with these projects to upgrade and add amenities to the Kapalua Resort facilities is far greater to the long-term success of Kapalua Resort and the Company as a whole.

COMMUNITY DEVELOPMENT

	Years Ended December 31,		Change
	2005	2004	inc	%
	(Dollars in Millions)
Revenues	$68.7	$30.6	$38.1	125%
% of consolidated revenues	37%	20%
Operating Profit	$40.5	$15.7	$24.8

The Community Development segment reported an operating profit of $40.5 million for 2005 compared to $15.7 million for 2004. Revenues from this operating segment were $68.7 million for 2005 compared to $30.6 million for 2004.

Operating profit for 2005 includes $454,000 of losses from the Company’s equity interest in Kapalua Bay Holdings, LLC, compared to losses of $779,000 for 2004.

Real Estate Sales

Revenues for 2005 include $32.2 million from the sale of approximately 640 acres of land in Upcountry Maui, which resulted in operating profit of $26.9 million. Of these 640 acres, approximately 88 acres of the land had been previously been planned for development and subsequent bulk sale, potentially in 2007. The remaining property was comprised of agricultural lands and property that had been earmarked for disposition as “non-core” to the Company’s strategic plan. The Company has other under-performing fields and pasturelands leased to other parties in Upcountry Maui, as well as other real estate that has been assessed as non-core that may also be disposed of in 2006 and 2007. See Real Estate Sales, Note 7 to the Consolidated Financial Statements.

Revenues for 2005 also include $30.8 million from the sale of agricultural lots at the Honolua Ridge Phase I and II residential subdivisions. Revenues and profit from these projects are being recognized using the percentage-of-completion method as the subdivision improvements are completed. At December 31, 2005, Honolua Ridge Phase I was substantially complete and Honolua Ridge Phase II, which began construction in August 2005, was approximately 35% complete. The Company’s balance sheet at December 31, 2005, includes $10.1 million of deferred revenues (current liability) related to Honolua Ridge and $1.9 million of deferred profit (offset against the related note receivable, which is included in non-current other assets) related to a June 2005 sale of Upcountry Maui properties. See Real Estate Sales, Note 7 to the Consolidated Financial Statements.

Honolua Ridge Phase I began sales in July of 2004 and 17 lots were sold in 2004. Revenues of $17.8 million were recognized in 2004 using the percentage of completion method. Revenues for 2004 also include $4.3 million from the March 2004 sale of a 6.5-acre parcel at Kapalua and $603,000 from the May 2004 sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore, not necessarily indicative of future performance trends for this segment.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort was lower in 2005 compared to 2004, primarily because of fewer transactions, partially offset by higher average resale prices in 2005.

Revenues from leasing activities decreased by about 30% for 2005 compared to 2004. The decrease primarily reflects the absence of lease revenues from the Kapalua Shops retail leases and from the Kapalua Bay Hotel ground lease, which were contributed to Kapalua Bay LLC in August 2004.

Comparison of Years Ended December 31, 2004 and 2003

CONSOLIDATED

	Years Ended December 31,		Change
	2004	2003	inc (dec)%
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Revenues	$153.2	$151.3	$1.9	1%
Net Income (Loss)	$(0.4)	$6.0	$(6.4)
Earnings Per Common Share	$(0.05)	$0.83	$(0.88)

The Company reported a net loss for 2004 of $383,000 ($0.05 per share) compared to net income of $6.0 million ($0.83 per share) for 2003. The sale of Honolua Ridge agricultural lots began in July 2004, and contributed $12.4 million to 2004 operating profit for the Community Development segment. Contributions to operating profit from Honolua Ridge lot sales were largely offset by operating losses from the Company’s Agriculture and Resort segments.

General and Administrative Expenses

Consolidated general and administrative expenses decreased by $1.2 million (4%) in 2004 to $29.3 million from $30.5 million in 2003.

The major components of the difference in general and administrative expenses were as follows:

	Years ended December 31,
	2004	2003	inc (dec)
	(Dollars in Millions)
Salaries and wages	$6.2	$7.1	$(0.9)
Depreciation and asset write offs	3.4	5.0	(1.6)
Professional and other outside services	3.8	5.4	(1.6)
Medical insurance premiums	4.4	4.1	0.3
Employee incentives and stock compensation	2.1	0.1	2.0
Employee severance expense	2.1	2.6	(0.5)
Other (net)	7.3	6.2	1.1
Total	$29.3	$30.5	$(1.2)

The reduction in salaries in 2004 is primarily due to reductions in force in the Agriculture segment. The decrease in professional services largely reflects expenses incurred in 2003 for legal fees and consultant costs related to lawsuits in the Agriculture segment, partially offset by increased costs in 2004 for outside consultants primarily related to the Company’s restructuring efforts and new business initiatives. The Agriculture segment lawsuits were settled in 2003. The Company began stock compensation incentives for certain of its key managers and executives in the fourth quarter of 2003.

The write-off of assets relates primarily to the Agriculture segment. In 2004, the Company evaluated the fixed assets used in its Agriculture operations in an effort to determine the most efficient usage of its assets based on the planned reduction in processed pineapple production, the shift in planting for the fresh fruit market, and changes in agronomic practices. In September 2004, the Company decided to abandon certain assets because they were in excess of the Agriculture division’s current needs. In October 2003, the

Company ceased production of its fresh-cut pineapple products and abandoned that product line. Fixed assets, inventory and supplies related to the fresh-cut production totaling $1.5 million were written off in the fourth quarter of 2003.

General & administrative expenses are incurred at the corporate level and at the business segment level. In October 2004, the Company began to allocate all corporate general and administrative expenses to its business segments and prior year amounts were restated for comparability. Such allocations are consistent with management’s evaluation of the business segments.

Interest Expense

Consolidated interest expense decreased by 54% to $1.2 million in 2004 compared to $2.5 million in 2003 primarily because of lower average borrowings and a higher amount of interest capitalized in 2004. In 2004, interest was capitalized on expenditures for construction of the infrastructure improvements for the Honolua Ridge subdivision. The Company’s average interest rates on borrowings were .5% higher in 2004 than in 2003.

AGRICULTURE

	Years Ended December 31,		Change
	2004	2003	dec	%
	(Dollars in Millions)
Revenues	$80.0	$100.5	$(20.5)	-20%
% of consolidated revenues	52%	66%
Operating Loss	$(10.8)	$(4.8)	$(6.0)

The Agriculture segment incurred an operating loss of $10.8 million for 2004 compared to an operating loss of $4.8 million for 2003. Agriculture segment revenues for 2004 decreased by $20.5 million (20%) to $80.0 million compared to $100.5 million for 2003. The decline in 2004 results was partially due to lower sales volumes and higher costs as described further in the paragraphs that follow. The following non-recurring gains reduced the operating loss from continuing operations in 2004 and 2003:

Nonrecurring Items

•       In December 2004 the Company received $1.7 million from the U.S. Customs Service compared to $5.4 million from this program in 2003. These cash distributions were made pursuant to the CDSOA, which allows for distribution of antidumping duties to injured domestic producers. The distributions are recorded as “Other Income” in the Company’s Consolidated Statements of Operations.

•       Other income for 2003 also included non-recurring cash receipts of $2.9 million related to the settlement of certain lawsuits. Legal fees and consultant costs related to these issues were $2.5 million in 2003.

•       In October 2003, the Company decided to cease production of its fresh-cut pineapple products and to abandon that product line. Pursuant to this decision, $1.5 million of fixed assets, inventory and supplies related to this product line were written off in the fourth quarter of 2003. Approximately 1% of Agriculture net sales for 2003 were from fresh-cut pineapple products.

Discontinued Operations

In December 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary, and in 2003, title to all but two parcels of land in Costa Rica was transferred to the buyer. The assets sold in 2003 had a carrying value of $6.5 million and the Company recognized a gain from the sale of $2.9 million (after reduction for the 49% minority interest). In 2004, the sale of the remaining two parcels closed resulting in a gain of $839,000 (after reduction for the 49% minority interest). The operating results of the Costa Rican pineapple operations prior to the sale and the gains on the asset sales are reported as Discontinued Operations and prior period amounts have been restated for comparability. See Discontinued Operations, Note 4 to the Consolidated Financial Statements.

Processed and Fresh Pineapple Operations

The volume of processed pineapple sales decreased by 27% for 2004 as compared to 2003, in large part reflecting the Company’s strategy to sharply reduce supply to selected market segments. This market refinement has resulted in the average sales prices for the Company’s processed pineapple products to increase by approximately 9% in 2004 compared to 2003. The Company implemented price increases for its processed product lines in March 2004, June 2004 and August 2004.

Increased sales to the U.S. Government partially offset the reduction in sales volume to other sectors of the market. Sales to the U.S. government represented approximately 35% of net processed pineapple sales in 2004, compared to approximately 20% in 2003.

The sale of fresh pineapple represented approximately 24% of net pineapple sales in 2004 compared to 18% in 2003. The volume of fresh pineapple sales increased by 15% in 2004 compared to 2003. Although the average sales prices for fresh pineapple in 2004 were about 5% lower than in 2003, the Company’s net return (after shipping cost) on fresh pineapple sales was about 4% higher in 2004 reflecting a decrease in the cost of shipping due to a change by the Company in the mode of transportation to deliver product as described further below. The decrease in fresh fruit sales prices in 2004 reflect the over-supply market conditions in July and August due to precocious fruiting, particularly in Costa Rica, and highly competitive market conditions during the 2004 holiday season.

Natural fruit differentiation, more commonly known as precocious fruiting, is a weather-related phenomenon experienced in commercial pineapple production. The effect is that pineapple plants begin to fruit naturally, usually during the summer, rather than under inducement. During the summer of 2004, precocious fruiting impacted nearly all fresh pineapple growing regions, including Maui, thus creating over-supply in all markets.

Agriculture cost of sales decreased by 11% in 2004 compared to 2003 primarily because of the reduction in processed pineapple case sales volume. The Company’s pineapple inventories are maintained on a last-in, first-out, or LIFO method of accounting. Therefore, in periods of rising prices, current production costs are higher than the average per unit values in inventory. In 2004, there was a partial liquidation of LIFO inventories resulting in lower production costs from prior years being included in cost of sales. Cost of sales would have been higher by $6.8 million based on 2004 production costs.

The average per unit cost of sales is higher in 2004 than 2003 because of increased costs incurred at the plantations and higher per unit cannery costs. In 2004, the Company increased the total number of acres planted, with emphasis on Hawaiian Gold™ and organic pineapple. In 2004, the Company expended approximately $5.0 million (more than twice the average of the prior two years) for field preparation, crop maintenance, seed development and other expenditures in order to accomplish the Agriculture segment production goals, which were to improve the quality and consistency of its products, improve yields and mitigate the precursor conditions of precocious fruiting. These costs were included in cost of sales for 2004 because, under the Company’s accounting method, all pineapple production costs incurred at the plantation are charged to the cost of crops harvested for the year. In addition, higher cost was incurred to harvest because of the precocious fruiting that occurred in the summer of 2004.

Rainfall at the Company’s pineapple plantations, particularly in the first 5 months of 2004, increased by as much as 300% as compared to the average for the last five years. This resulted in a delay of the Company’s pineapple planting schedule and increased 2004 costs as the plantations caught up with the planned planting schedules.

The Agriculture segment shipping and marketing costs decreased by $5.1 million (31%) in 2004 compared to 2003. The reduction in these costs is due to the streamlining of processed pineapple sales distribution, resulting in a lower average per unit shipping cost. The reduction in fresh pineapple shipping costs in 2004 versus 2003 was due to greater use of surface shipment to the West Coast of the United States for the Company’s fresh pineapple. In 2004, the Company shipped approximately 54% of its whole fresh pineapple by surface rather than by air. Airfreight was used in 2004 to mitigate the reduced shelf life of precocious fruit and to avoid the unloading delays at the harbor serving southern California. In 2003, the Company shipped about 18% of its fresh whole pineapple by surface. The increased use of surface shipment in 2004, which is substantially less costly, was possible partially because of the extended shelf life of the fruit resulting from improved post-harvest practices. The increased use of surface shipment reduced the average per unit fresh fruit shipping cost in 2004 by approximately 24% compared to 2003.

RESORT

	Years Ended December 31,		Change
	2004	2003	inc (dec)%
	(Dollars in Millions)
Revenues	$42.4	$39.5	$2.9	7%
% of consolidated revenues	28%	26%
Operating Loss	$(4.6)	$(4.4)	$(0.2)

In 2005, responsibility for the real estate leasing activity that was accounted for in the Resort segment was transferred to the Community Development segment and amounts for 2004 and 2003 were restated for comparability. Remaining in the Resort segment are the operations of three championship golf courses, a tennis facility, ten retail outlets, a vacation rental program (The Kapalua Villas), and Public Utilities Commission regulated water and sewage transmission operations at the Kapalua Resort.

The Resort segment produced an operating loss of $4.6 million for 2004, compared to an operating loss of $4.4 million for 2003. Revenues from the resort segment increased by $2.9 million (7%) to $42.4 million in 2004 compared to $39.5 million for 2003.

Operating profit for 2004 from the Resort’s golf and merchandise operations exceeded 2003. Improved results from these operations were partially offset by lower lease revenues and lower results from the Villas rental operations. The Resort also had higher operating and general and administrative expenses in 2004 because of costs for previously deferred maintenance of facilities, expenses incurred to enforce and protect the Kapalua trade name, and increased fuel and energy cost. Rainfall at the Kapalua Resort through the first five months of 2004 was up to 300% higher than the average for the prior five years and negatively affected the Resort segment’s operating results.

Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drives the resort activity as reflected by golf play, merchandise sales, and lease revenues from the hotel ground leases and the retail outlets. Hotel and condominium room occupancies at Kapalua Resort increased by 9% in 2004 compared to 2003. Occupancies for the island of Maui increased by 4% and for the State of Hawaii occupancies increased by 6% compared to 2003.

Golf, Merchandise and Villas

Revenues from golf operations increased by 6% for 2004 compared to the same periods in 2003, as the number of paid rounds of golf and the average green fees each increased by approximately 3%. Promotional programs in 2004 to increase golf play and Kapalua Villa occupancies reduced the average green fees for most of 2004. Increased revenues from the golf operations were partially offset by higher expenses due to new union contracts for the golf maintenance employees as of June 2003 and for the golf services employees as of March 2004.

Merchandise sales increased by 13% in 2004 compared to 2003 due primarily to the increased number of visitors to Kapalua and to additional retail floor space with the opening of the Kapalua Collections store at the end of the first quarter of 2003.

Revenues from the Kapalua Villas increased by 7% in 2004 compared to 2003, primarily reflecting increased occupancies. The average daily room rates in 2004 were about 1% lower than 2003. Occupancy at the Kapalua Villas increased by approximately 13% in 2004 compared to 2003. Contribution to operating profit from the Villas was approximately $500,000 lower in 2004 compared to 2003. Lower results from the Villas operations were largely due to maintenance and other expenditures to upgrade and improve the facilities, and the level of service provided by the Kapalua Villas.

COMMUNITY DEVELOPMENT

	Years Ended December 31,		Change
	2004	2003	inc	%
	(Dollars in Millions)
Revenues	$30.6	$9.5	$21.1	222%
% of consolidated revenues	20%	6%
Operating Profit	$15.7	$2.6	$13.1

In 2005, responsibility for the real estate leasing activity that was accounted for in the Resort segment was transferred to the Community Development segment and amounts for 2004 and 2003 were restated for comparability. The Community Development segment as reorganized is comprised of all of the Company’s real estate entitlement, development, construction, sales and leasing activities. The Community Development segment also includes the Company’s 51% equity interest in the owner and operator of the Kapalua Bay Hotel. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

The Community Development segment reported an operating profit of $15.7 million compared to an operating profit of $2.6 million for 2003. Revenues from this segment were $30.6 million for 2004 compared to $9.5 million for 2003.

The Community Development segment operating profit for 2004 includes $779,000 of losses from the Company’s equity investment in Kapalua Bay Holdings, LLC.

Real Estate Sales

Operating profit for 2004 includes $17.2 million from the sales of real estate compared to $1.7 million in 2003. In July 2004, sales of lots at the Honolua Ridge agriculture subdivision began and through year-end 2004, the sale of 17 lots had closed escrow. Revenues and profit from Honolua Ridge are being recognized using the percentage-of-completion method; thus $11.4 million of the sales proceeds received from the closing of lot sales at Honolua Ridge were recorded as deferred revenues on the Company’s balance sheet and revenues of $17.8 million were recognized in 2004. Construction of the subdivision improvements began in June 2004 and as of December 31, 2004, the improvements were approximately 60% complete. In May 2004, the sale of a custom home at Pineapple Hill Estates that the Company constructed as part of a joint venture closed escrow resulting in operating profit of $810,000 to the Community Development segment. In March 2004, the sale of a 6.5-acre lot at Kapalua closed escrow resulting in operating profit of $4.0 million.

Operating results for 2003 includes the sale of 32 lots in the Company’s Kapua Village employee subdivision, contributing revenues of $2.9 million in 2003. Kapua Village is a 45-lot employee subdivision developed by the Company. Sales began in December 2002 and were completed in the third quarter of 2003. Results for 2003 also include revenues of $655,000 from the sale of one lot in the Pineapple Hill Estates subdivision at Kapalua.

Realty and Leasing

Kapalua Realty’s commission income from the resale of residential units in the Kapalua Resort increased by over 100% in 2004 compared to 2003 reflecting both an increase in the number of residential units being resold and an increase in the average price of the transactions.

On August 31, 2004, the Company contributed the fee interest in the land underlying the Kapalua Bay Hotel (and the ground lease was concurrently cancelled) and the landlord’s interest in the Kapalua Shops in exchange for a 51% ownership interest in Kapalua Bay Holdings, LLC (Bay Holdings). Bay Holdings purchased the Kapalua Bay Hotel on the same date. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements. Annual contribution to operating profit from the land lease and the Kapalua Shops was approximately $800,000 in 2004 and $930,000 in 2003.

COMMERCIAL & PROPERTY

The Company no longer maintains a Commercial & Property segment. Except for the nonrecurring items reported for 2003 below, in 2004, the Company’s commercial and property rentals and land entitlement activities previously reported under the Company’s former Commercial & Property segment are reported in the Community Development segment and all prior period amounts were restated for comparability.

The Commercial & Property segment reported an operating profit from continuing operations of $230,000 for 2004 and $12.6 million for 2003. Operating revenues attributable to this segment were $176,000 in 2004 and $1.8 million in 2003.

Nonrecurring items

•       In September 2003, the Queen Ka`ahumanu Center was sold for $75 million. Kaahumanu Center Associates, or KCA, a limited partnership in which the Company was the general partner, owned the Center. The Company’s equity in earnings of KCA was $12.7 million in 2003 (reflecting the gain from the sale of the Center). By agreement between the partners, KCA was dissolved upon the sale of the Center and the Company’s accumulated losses recognized in excess of its investment of $11.8 million were recognized as income (included in equity in earnings). The Company, as managing partner, was charged with winding up the affairs of the partnership. Final distributions were made to the partners in May 2005.

•       In August 2003, the Company sold the Napili Plaza for $7.1 million. The gain from this sale of $1.9 million and the results of operations prior to the sale are reported as Discontinued Operations. Prior period amounts have been restated for comparability. See Discontinued Operations, Note 4 to the Consolidated Financial Statements.

The Napili Plaza and the Company’s investment in Kaahumanu Center Associates were the two primary assets in the Commercial & Property segment.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At December 31, 2005, the Company’s total debt, including capital leases, was $11.1 million, a reduction of $6.1 million from December 31, 2004. During 2005, net cash proceeds to the Company of $29.1 million (excluding cash held at exchange intermediary) from the sale of real estate were partially used to repay debt. These cash proceeds included the closing of 15 lot sales at Honolua Ridge Phases I and II and cash proceeds from some of the sales of Upcountry Maui land.

In May 2005, the Company increased its revolving credit agreement to $30 million, extended the maturity of the revolving period from December 2005 to April 2008, and removed the option to convert to a three-year term loan at the end of the revolving period. These modifications to the revolving credit agreement were made because the immediate availability of funds is expected to be necessary for interim funding of the Company’s various construction projects.

In September 2005, the Company’s $13.5 million term loan was restated and amended to convert it to a revolving facility through June 2009. The change was made to give the Company greater flexibility in its borrowings.

Operating Cash Flows

Operating activities for 2005 provided $9.6 million of net cash flows compared to $27.6 million in 2004 and $16.2 million in 2003. By business segment, these cash flows were approximately as follows:

	2005	2004	2003
	(Dollars in Millions)
Agriculture	$4.7	$8.2	$15.2
Resort	2.1	1.5	2.6
Community Development	14.2	28.9	4.4
Corporate expense, taxes, interest and other	(11.1)	(11.0)	(6.0)
Total	$9.9	$27.6	$16.2

The Agriculture segment cash flows from operating activities in 2005 include $3.1 million of government subsidies compared to $1.7 million in 2004 and $5.4 million in 2003. Cash flows for 2004 include $9.6 million from the reduction in trade receivables as a result of sales late in 2003 that were collected in early 2004. In addition, 2003 includes cash from operating activities of the Company’s Costa Rican operations, which were approximately $2.3 million.

The Community Development segment cash flows from operating activities generally vary with the amount of new real estate product available for sale. In 2004, the Company began sales and construction of infrastructure of Honolua Ridge Phase I, a 25 agricultural lot residential subdivision and 17 lot sales closed escrow in 2004. The remaining 8 lots closed escrow in 2005. In 2005, the Company began the sales and construction of infrastructure for Phase II of the Honolua Ridge agricultural lots, and 7 lots sales closed escrow in 2005. Cash outflows for these projects were approximately $8 million in 2004 and $12 million in 2005.

Taxes and interest paid in 2005 was $747,000 compared to $3.6 million in 2004 and $2.1 million in 2003. Cash outflows from corporate operating activities increased by $4.2 million in 2005 compared to 2004 primarily reflecting higher overall general and administrative expenses as explained in General and Administrative in an earlier section of this annual report, and in particular increased cash outflows for outside consultants. In addition, other cash receipts from operating activities in 2003 includes $1.3 million related to the sale of Queen Ka`ahumanu Center.

Non-Recurring Cash Flows—Investing Activities

In 2005, proceeds from the disposal of property of $14.3 million represent partial proceeds from the sale of Upcountry Maui acreage. At the end of 2005, the remaining cash from these sales of $13.9 million were held by an exchange intermediary pending reinvestment in other long lived assets.

In 2005, cash flows used in investing activities included $16.9 million for additions to fixed assets and $5.0 million for deferred development costs.

Cash used in investing activities for 2004 included the following non-recurring transactions:

•       $3.9 million for the purchase of ten acres in West Maui, was paid in January 2004;

•       $1.9 million was expended in June 2004 for the purchase of three industrial lots on Oahu, which were exchanged with the State of Hawaii for 223 acres at Kapalua located adjacent to the Company’s Kapalua Mauka project;

•       The Company made a $500,000 cash contribution for a 51% membership interest in Kapalua Bay Holdings, LLC. See Other Assets, Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements);

•       $500,000 was invested in Series A preferred convertible stock of the Hawaii Superferry in May 2004; and

•       Cash distributions totaling $5.7 million were paid to the minority shareholders of the Company’s Costa Rican subsidiary.

Future Cash Outflows

The Company expects to make income tax payments in March 2006 of approximately $2.4 million related to 2005 income. Contributions to the Company’s defined benefit pension plans are expected to be approximately $1.9 million in 2006.

Capital expenditures for 2006 include $6.9 million for the construction of a new office area for the Company’s corporate headquarters and support services—accounting, information technology and human resources. This office area will be constructed within an existing warehouse at the Kahului cannery and will utilize recycled materials from the Kapalua Bay Hotel, which is scheduled for demolition in April 2006. The new office area is expected to be completed by year-end 2006. The Company also expects to spend approximately $4 million on implementation of new systems to replace the Company’s existing accounting and information systems. The new systems are expected to be fully implemented around mid-year 2006.

Capital expenditures in 2006 for the new fresh pineapple packaging facility is expected to be approximately $12 million. The fresh fruit packaging facility is expected to be in service by July 2006. In addition, the Agriculture segment expects to have capital expenditures of approximately $7.3 million of which about $3.2 million is for the replacement of existing equipment and facilities.

The Resort segment capital expenditures for 2006 are expected to be approximately $11.6 million of which approximately 50% is for the renovation, refurbishment, or replacement of existing facilities and equipment. Most of the remaining 2006 capital expenditures relate to facilities for new initiatives.

In 2006, expenditures for the completion of Honolua Ridge Phase II are expected to be approximately $13.7 million. The Company anticipates that much of these expenditures will be funded by sales of the remaining 18 lots. Expenditures in 2006 for other Community Development segment capital projects, deferred development costs and investments are expected to be approximately $43 million. In connection with the planning for the various projects, the Company will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

At December 31, 2005, the Company had unused long-term credit lines of $33.5 million. The Company believes that cash flows from operations will be sufficient to meet future debt service for existing long-term debt. The Company believes that additional financing will be necessary to fund capital expenditures and other construction projects in 2006 and is in the process of seeking specific financing for some of its investments and construction projects. The Company also believes that (although no assurances can be given), because of the significant debt reduction that it achieved in 2004 and 2005, it will be able to obtain the necessary financing for any new capital projects.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At December 31, 2005, 96% of the Company’s borrowings carried interest rates that were periodically adjustable to the prime rate, or to a LIBOR rate, and 4% carried interest at fixed rates. The average interest rate on the Company’s debt outstanding at December 31, 2005 was 6.65% and the fair value of the Company’s debt was $10,811,000. Based on debt outstanding at the end of 2005, a hypothetical increase in interest rates of 100 basis points would increase the Company’s interest expense by approximately $100,000 and a hypothetical decrease in interest rates of 100 basis points would increase the fair value of the Company’s long-term debt by approximately $74,000. At December 31, 2005, the fair value of the Company’s long-term debt was approximately equal to it fair value.

The Company does not believe that the market risk exposure due to foreign exchange transactions would have a material impact on the Company’s consolidated financial statements.

Contractual Obligations

Following are summaries of the Company’s contractual obligations as of December 31, 2005 (in thousands):

		Payment due by period (years)
		Less
Contractual Obligations	Total	Than 1	1-3	4-5	After 5
Long-term debt	$10,818	$534	$10,284	$—	$—
Capital lease obligations (including interest)	305	305	—	—	—
Interest on long term debt(1)	2,586	665	1,285	636	—
Operating leases(2)	3,369	551	1,113	577	1,128
Purchase commitments(2)	29,407	29,036	371	—	—
Other long-term liabilities(3)	5,076	533	1,185	1,159	2,199
Total	$51,561	$31,624	$14,238	$2,372	$3,327

(1)          Future interest payments on long term debt was calculated assuming that future interest rates equal the rates at December 31, 2005.

(2)          These operating leases and purchase commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.

(3)          Amounts consist primarily of payments due under the Company’s deferred compensation plan, unfunded pension payments and severance plans. Where pension payments were for lifetime, payments were estimated for 5 additional years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are described in Summary of Significant Accounting Policies, Note 1 to the Consolidated Financial Statements (included in Item 8). The preparation of financial statements in conformity with generally accepted accounting principles require the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in the Company’s financial statements. The accounting policies and estimates that the Company has identified as critical to the consolidated financial statements were as follows:

•       The percentage of completion method is used to recognize revenues (and profits) from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement period on the basis of costs incurred as a percentage of total costs to be incurred. Changes in the total estimated cost expected to be incurred could be affected by conditions not anticipated that could result in higher or lower cost to complete the improvements.

•       In 2005 and 2004, the Company recognized revenues using the percentage-of-completion method for the sales of lots in the Honolua Ridge Phase I and II residential subdivisions. At December 31, 2005, construction of the improvements for Honolua Ridge Phase I was substantially complete and Phase II was estimated to be 35% complete. The estimate of the percentage of completion was based on costs incurred through year-end 2005 plus costs to be incurred in future years (including costs for contracts that have not yet been consummated). This estimate could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed.

•       In connection with one of the 2005 sales transactions of Upcountry Maui land, the Company and the buyer executed a Water Development Agreement. Based on the estimated cost to drill the new water well and construct a storage tank and the estimated water flow from the future well, costs were allocated to the sales transaction. The profit from the sale has been allocated between the land parcels sold and the agreement to provide the water source, and the portion related to the water source ($1.9 million) has been deferred pending performance of the Company’s obligations under the agreement. The estimates of the costs of the water source could differ from actual costs because final contracts with the County of Maui and with the outside contractors for completion of the water source have not yet been consummated.

•       Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by the Company’s Development segment, totaled $12.1 million at year-end 2005. Such amounts are carried on the balance sheet at the lower of cost or estimated fair value. Based on the Company’s future development plans for Kapalua and other properties, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of the Company’s development plans and the uncertainty of when or if certain parcels will be developed. Approximately $3.5 million of the Resort deferred development costs relate to a fee paid by the Company to the County of Maui for future sewerage capacity. Management estimates that the capacity in the sewerage system will be available for future development projects.

•       The Company’s Agriculture segment is currently constructing a processing facility to replace its fresh fruit packing plant, and has plans to begin construction of a multi-commodity/multi-client processing facility to replace its cannery and can plant in 2007. In early 2005, the Company began to evaluate the Agriculture segment assets and recorded depreciation charges related to the change in estimated useful life of these assets. The Company estimates that Agriculture segment assets with a net book value of approximately $5.4 million will be expensed over the 34-month period ending December 31, 2007. This estimate could be affected by changes in the estimated completion dates of the new facilities.

•       Pension expense for the Company’s two defined benefit pension plans utilize actuarial estimates of employees’ expected service period, age at retirement, and compensation levels, as well as estimates as to employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees’ life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate.

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

IMPACT OF INFLATION AND CHANGING PRICES

The Company uses the LIFO method of accounting for its pineapple inventories. Under this method, the cost of products sold approximates current cost and, during periods of rising prices, the ending inventory is reflected at an amount below current cost. See Inventories, Note 2 to the Consolidated Financial Statements for a discussion of the effects of the current year’s LIFO liquidation. The replacement cost of pineapple inventory was $10 million at December 31, 2005, which is $5 million more than the amount reflected in the consolidated financial statements.

Most of the land owned by the Company was acquired from 1911 to 1932 and is carried at cost. A small portion of “Real Estate Held for Sale” represents land cost. Replacements and additions to Pineapple operations occur every year and some of the assets presently in use were placed in service in 1934. At Kapalua, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.
Kahului, Hawaii

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Honolulu, Hawaii
March 3, 2006

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands Except
	Per Share Amounts)
OPERATING REVENUES
Net sales	$149,204	$115,715	$109,116
Operating income	33,679	35,182	33,246
Other income	3,797	2,352	8,971
Total Operating Revenues	186,680	153,249	151,333
OPERATING COSTS AND EXPENSES
Cost of sales	73,537	71,226	74,832
Operating expenses	36,418	36,177	33,188
Shipping and marketing	14,446	15,621	19,379
General and administrative	38,425	29,347	30,537
Total Operating Costs and Expenses	162,826	152,371	157,936
Operating Income (Loss)	23,854	878	(6,603)
Equity in earnings (losses) of affiliates	(484)	(727)	12,678
Interest expense	(521)	(1,159)	(2,526)
Interest income	443	23	167
Income (Loss) From Continuing Operations
Before Income Taxes	23,292	(985)	3,716
Income Tax Expense (Benefit)	8,723	(528)	1,500
Income (Loss) From Continuing Operations	14,569	(457)	2,216
Income From Discontinued Operations (net of income tax expense of $-0-, $46, and $3,019)	—	74	3,781
NET INCOME (LOSS)	$14,569	$(383)	$5,997
BASIC EARNINGS PER COMMON SHARE
Continuing Operations	$2.02	$(0.06)	$0.31
Discontinued Operations	—	0.01	0.52
Net Income (Loss)	$2.02	$(0.05)	$0.83
DILUTED EARNINGS PER COMMON SHARE
Continuing Operations	$1.99	$(0.06)	$0.31
Discontinued Operations	—	0.01	0.52
Net Income (Loss)	$1.99	$(0.05)	$0.83
Average Common Shares Outstanding
Basic	7,229,457	7,197,808	7,195,800
Diluted	7,309,043	7,197,808	7,200,811

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Net Income (Loss)	$14,569	$(383)	$5,997
Minimum pension liability, net of taxes of $1,499, $(1,007), and $1,321	2,665	(1,792)	2,690
Foreign currency translations	—	111	(77)
Comprehensive Income (Loss)	$17,234	$(2,064)	$8,610

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,216	$11,531
Accounts receivable, less allowance of $265 and $825 for doubtful accounts	19,605	12,716
Inventories
Pineapple products	3,653	4,666
Real estate held for sale	5,651	2,966
Merchandise, materials, and supplies	8,001	7,468
Prepaid expenses and other assets	1,310	2,299
Deferred income taxes	3,961	5,724
Total Current Assets	49,397	47,370
OTHER ASSETS	39,667	19,656
PROPERTY
Land	10,332	9,024
Land improvements	55,715	55,026
Buildings	48,452	49,493
Machinery and equipment	110,525	124,765
Construction in progress	11,226	2,158
Total Property	236,250	240,466
Less accumulated depreciation	139,315	146,569
Net Property	96,935	93,897
TOTAL	$185,999	$160,923
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$534	$3,026
Current portion of capital lease obligations	303	288
Trade accounts payable	18,418	12,703
Payroll and employee benefits	4,676	5,491
Income taxes payable	2,518	175
Deferred revenue	11,380	13,018
Other accrued liabilities	2,668	1,485
Total Current Liabilities	40,497	36,186
LONG-TERM LIABILITIES
Long-term debt	10,284	13,568
Capital lease obligations	—	385
Accrued retirement benefits	29,792	33,071
Deferred income taxes	8,924	3,037
Other noncurrent liabilities	4,805	2,551
Total Long-Term Liabilities	53,805	52,612
MINORITY INTEREST IN SUBSIDIARY	517	504
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock—no par value, 8,000,000 shares authorized, 7,254,779 and 7,226,550 shares issued and outstanding	14,186	13,335
Additional paid in capital	2,930	1,456
Retained earnings	75,540	60,971
Accumulated other comprehensive loss	(1,476)	(4,141)
Stockholders’ Equity	91,180	71,621
TOTAL	$185,999	$160,923

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2005
(Dollars and Shares in Thousand)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income
Balance, December 31, 2002	7,196	$12,455	$—	$55,357	$(5,073)
Stock compensation expense			195
Minimum pension liability					2,690
Foreign currency translations					(77)
Net income				5,997
Balance, December 31, 2003	7,196	12,455	195	61,354	(2,460)
Stock compensation expense			2,141
Vested restricted stock issued	31	880	(880)
Minimum pension liability					(1,792)
Foreign currency translations					111
Net Loss				(383)
Balance, December 31, 2004	7,227	13,335	1,456	60,971	(4,141)
Stock compensation expense			2,292
Vested restricted stock issued	28	851	(851)
Minimum pension liability					2,665
Tax benefit from stock compensation			33
Net income				14,569
Balance, December 31, 2005	7,255	$14,186	$2,930	$75,540	$(1,476)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
OPERATING ACTIVITIES
Net Income (loss)	$14,569	$(383)	$5,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,263	10,040	12,184
Stock based compensation	2,292	2,141	195
Equity in (earnings) losses of affiliates	642	1,000	(12,678)
(Gain) loss on property disposals	(25,361)	87	(6,300)
Deferred income taxes	6,151	(1,317)	589
Changes in operating assets and liabilities:
Accounts receivable	(6,621)	11,349	(3,893)
Inventories	(2,205)	(699)	10,102
Trade payable	2,685	141	(699)
Income taxes payable	2,293	(1,679)	4,467
Deferred revenues	(1,638)	11,830	100
Other operating assets and liabilities	2,797	(4,890)	6,122
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,867	27,620	16,186
INVESTING ACTIVITIES
Purchases of property	(16,887)	(11,360)	(6,738)
Proceeds from disposals of property	14,300	1,657	17,261
Distribution from affiliates	75	433
Contributions to affiliates	(213)	(1,090)
Proceeds from (payments for) other assets	(5,277)	(2,840)	3,258
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,002)	(13,200)	13,781
FINANCING ACTIVITIES
Proceeds from long-term debt	21,900	11,500	24,848
Payments of long-term debt	(27,678)	(20,780)	(44,912)
Payments of short-term debt	—	—	(2,897)
Payments on capital lease obligations	(402)	(299)	(291)
Other	—	(1,173)	490
NET CASH USED IN FINANCING ACTIVITIES	(6,180)	(10,752)	(22,762)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,315)	3,668	7,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,531	7,863	658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 7,216	$11,531	$7,863
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year—
Interest (net of amount capitalized)	$468	$1,184	$2,445
Income taxes	279	2,450	(312)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•   Amounts included in accounts payable for additions to property and other investments totaled $1,701,000, $790,000 and $554,000 at December 31, 2005, 2004 and 2003, respectively.

•   In 2004, the company contributed property with a net book value of $1.7 million to Kapalua Bay Holdings, LLC.  See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

•   In 2005, additions to property include land valued at $350,000 that was received in connection with the sale of one of the land parcels in Upcountry Maui.  See Real Estate Sales, Note 7 to the Consolidated Financial Statements.

•   At December 31, 2005, $13.9 million of net cash proceeds were being held by an exchange intermediary pending investment on a tax-deferred basis.

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries, primarily Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. The Company’s principal operations include production and sale of pineapple products, resort operations, and real estate development and sales. Significant intercompany balances and transactions have been eliminated.

COMPREHENSIVE INCOME

Comprehensive income includes all changes in Stockholders’ Equity, except those resulting from capital stock transactions. Comprehensive income includes the minimum pension liability (see Employee Benefits Plan, Note 9) and foreign currency translation adjustments.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less.

INVENTORIES

Inventories of tinplate, cans, ends and processed pineapple products are stated at cost, not in excess of market value, using the dollar value last-in, first-out (“LIFO”) method.

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at December 31, 2005, consisted of approximately 5,500 acres in various stages of growth that will be harvested principally in the years 2006 through 2008, and are expected to yield an average of approximately 33 tons per acre. At December 31, 2004, growing crops consisted of approximately 4,200 acres that will be harvested in the years 2005 through 2007, and are expected to yield an average of approximately 26 tons per acre. The estimated average yield of tons per acre reflects the Company’s expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre.

Real estate held for sale is stated at the lower of cost or fair value less cost to sell. These costs generally include direct on-site construction costs, offsite improvement cost, planning and permitting costs for the project, and the cost of the land.

Merchandise, materials and supplies are stated at cost, not in excess of market value, using the retail and average cost methods. Merchandise inventories are retail inventories held for sale at the Kapalua Resort. Materials and supply inventories include amounts for both the Agriculture and the Resort segments.

OTHER ASSETS

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

LONG-LIVED ASSETS

Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair values.

EMPLOYEE BENEFIT PLANS

The Company’s policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, future benefits under these plans were terminated (see Employee Benefit Plans, Note 9).

The estimated cost of providing postretirement health care and life insurance benefits is accrued over the period employees render the necessary services.

REVENUE RECOGNITION

Net sales primarily include the sales of pineapple, retail merchandise at the Kapalua Resort and real estate inventories. Operating income primarily includes income from the golf course operations, income from the Kapalua Villas rental program, lease revenues, real estate commission income and gains from the sale of non-core land parcels (land not used in the Company’s core operations).

Revenues from the sale of pineapple products are recognized when title to the product is transferred to the customer. The timing of transfer of title varies according to the shipping and delivery terms of the sale.

Sales of real estate are recognized as revenues in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the construction improvement period on the basis of costs incurred as a percentage of expected total costs to be incurred.

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

LEASES

Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of property under capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis.

INCOME TAXES

The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A valuation allowance is established for deferred income tax assets if management believes that it is more likely than not that some portion or all of the asset will not be realized through future taxable income.

The Company’s Federal, State, and foreign income tax filings are subject to examination by the tax authorities. Although the Company believes that its tax positions are fully supportable, the Company has recorded an estimated liability for certain tax contingencies because, in the event of tax examinations, certain positions are likely to be challenged and the Company’s positions may not be fully sustained. The estimated tax liability is periodically reviewed and adjusted for changes in facts and circumstances (e.g., progress of audits, new or revised case law, expiration of statute of limitations). If events occur and the payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines that the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate result, a further charge to expense would occur.

STOCK COMPENSATION PLANS

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

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company’s majority owned subsidiary in Costa Rica are translated into United States dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at weighted average exchange rates in effect during the period. Translation adjustments are reported as other comprehensive income (loss) and accumulated in Stockholders’ Equity, which totaled $-0-, $111,000 and $(77,000) for the years ended December 31, 2005, 2004 and 2003, respectively. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income as incurred. During 2005, 2004 and 2003 such transaction gains and losses were not material.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 153, Exchanges of Nonmonetary Asset—an amendment of APB Opinion No. 29. This Statement addresses the accounting for reciprocal transfers of non-monetary assets and is effective for reporting periods beginning after June 15, 2005. This Statement did not affect the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised December 2004), Share-Based Payment. This Statement will require that the Company estimate the forfeiture of equity instruments rather than recording forfeitures as they occur. The Statement will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares for 2004, because to do so would have an antidilutive effect on the net loss per share. The potentially dilutive common shares were 106,817 for 2004. In 2005 and 2003, the potentially dilutive common shares were included in the earnings per share computation.

2.                 INVENTORIES

Agriculture product inventories were comprised of the following components at December 31, 2005 and 2004:

	2005	2004
	(Dollars in Thousands)
Finished Goods	$2,425	$3,477
Work In Progress	367	438
Raw Materials	861	751
Total	$3,653	$4,666

The replacement cost of Agriculture product inventories at year-end approximated $10 million in 2005 and $13 million in 2004. In 2005 and 2004, there were partial liquidations of LIFO inventories; thus, cost of sales included prior years’ inventory costs, which were lower than current costs. Had current costs been charged to cost of sales, income from continuing operations before income taxes for 2005 would have decreased by $2.9 million; and the loss from continuing operations before income taxes for 2004 would have increased by $6.8 million.

3.                 OTHER ASSETS

Other Assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(Dollars in Thousands)
Deferred costs	$12,831	$10,284
Cash surrender value of life insurance policies (net)	1,518	1,542
Pension asset	1,866	2,414
Investment in Kapalua Bay Holdings, LLC	2,518	2,170
Cash held by exchange intermediary (Note 7)	13,854	—
Notes receivable from real estate sales (Note 7)	3,411	—
Other	3,669	3,246
Total	$39,667	$19,656

Cash surrender value of life insurance policies is stated net of policy loans, totaling $619,000 at December 31, 2005 and 2004. The policy loans bear interest at 5.75% to 8% and are payable upon the death of the insured or cancellation of the policies. The Company owns the insurance policies and the related cash surrender values, and has directly borrowed against such cash surrender values for general operating purposes. The loans were not provided by or on behalf of the Company to our officers and/or directors. The Company has no intention of repaying such loans during the next year and has the right to offset the loans against the proceeds received on maturity or cancellation of the policies; accordingly, the loans are presented as a reduction of the respective cash surrender values included in other noncurrent assets on the Company’s balance sheet.

KAPALUA BAY HOLDINGS, LLC

On August 31, 2004, the Company, Marriott International Inc. (“Marriott”) and Exclusive Resorts LLC (“ER”), through wholly owned affiliates, entered into an agreement to form Kapalua Bay Holdings, LLC (“Bay Holdings”). A 47% shareholder of the Company through related companies is the majority owner of ER. Bay Holdings also formed a wholly-owned, single member limited liability company, Kapalua Bay LLC (“Kapalua Bay”).

On August 31, 2004, Kapalua Bay completed the purchase of the leasehold interest in the land (“ground lease”) and hotel improvements of the Kapalua Bay Hotel (“KBH”) from YCP Kapalua L.P. and YCP Kapalua Operator, Inc. for $48.3 million. The Company was the lessor under the ground lease with YCP. The purpose for the acquisition is to redevelop the site and construct whole and fractional residential units for sale to the public. The plan is to operate the hotel and adjacent retail shops until early April 2006, demolish these improvements, and then begin construction of the residential units. During the period prior to the demolition, Bay Holdings will prepare the development plans, obtain the required governmental approvals, and prepare marketing and sales plans.

In connection with the formation of Bay Holdings and Kapalua Bay, the Company contributed $500,000 of cash to Bay Holdings and contributed to Kapalua Bay: (1) its lessor’s interest under the ground lease; (2) its fee interest in the 21-acre land parcel underlying the KBH (ground lease concurrently cancelled); (3) its rights and interests as landlord of the adjacent retail shops (“Shops”), including the retail leases; and (4) the payment, on behalf of Kapalua Bay, of $574,000 of costs relating to the acquisition of KBH. The Shops’ improvements will also be demolished, and Bay Holdings will construct an ocean-side spa and beach club on the site. The Company will purchase the spa and beach club at Bay Holdings’ actual construction costs. The members (owners) valued these non-monetary contributions at $25 million through arms-length negotiations. In exchange for its $25.5 million contribution to Bay Holdings and Kapalua Bay, the Company received 51% of the outstanding membership interests of Bay Holdings. Marriott contributed $17.0 million of cash to Bay Holdings for 34% of the outstanding membership interests in Bay Holdings, and ER contributed $7.5 million of cash to Bay Holdings for 15% of the outstanding membership interests in Bay Holdings.

The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. The historical cost basis of the land is nominal because it was acquired in the early 1900s. The net book value of the Shops was $1.7 million at the date of contribution, and the costs paid on behalf of Kapalua Bay of $574,000 are also included in the Company’s investment account. In 2005, the Company capitalized an additional $109,000 of costs paid on behalf of Kapalua Bay and reclassified property with a net book value of $390,000 to the Company’s investment account. The unrecognized (and unrealized) appreciation relating to the contributed land parcel is estimated at approximately $24.6 million (based on arms-length negotiations between the Bay Holdings members), and will be recognized as income as Bay Holdings sells the residential units. The Company believes that the recognition of income at the time of sale satisfies the realization criteria because the earnings process is complete and the amount of income is determinable and collectible. The costs of the other components in the Company’s investment account (Shop improvements and costs paid on behalf of Bay Holdings) will be charged to expense in a systematic manner as Bay Holdings sells the residential units. The Company will include the income and expenses relating to these non-monetary contributions as part of its equity in the income of Bay Holdings.

In connection with the transaction, Kapalua Bay secured a $45 million credit agreement with two lenders. The credit agreement has an initial term of two years, is secured by a mortgage on the KBH, and is non-recourse to the Company, except for its obligations under a $5.0 million indemnity and guaranty agreement. Under the agreement, the Company and the Bay Holdings members are responsible for (and guarantee payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. Some of the triggering events include fraudulent misrepresentation, misapplication of rental and insurance proceeds, failure to pay insurance premiums or to maintain specified insurance coverage’s, and failure to remain adequately capitalized. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its indemnitor’s obligation. Kapalua Bay drew down $26 million under the credit agreement and used the cash contributions made by the members to conclude the purchase of the KBH. In 2005, the $45 million credit agreement was reduced to $42.3 million. Also, in 2005, Kapalua Bay drew down an additional $3.5 million under the credit agreement, and amounts available under the credit agreement at December 31, 2005 were $10.5 million.

Marriott has an agreement with Bay Holdings to operate and manage the KBH. The Company has been designated as the managing member of Bay Holdings and as such will manage the affairs of the entity. Profits and losses of Bay Holdings will be allocated in proportion to the members’ ownership interest, which approximate the estimated cash distributions to the members.

The Company has an agreement with Bay Holdings to provide entitlement services relating to the receipt of governmental permits and authorizations required for the development projects. The fee to the Company for these services is $450,000, which in lieu of cash payment, will be deemed to be contributed to the Company’s capital account in Bay Holdings in two equal installments on September 1, 2005 and September 1, 2006. In 2005, the Company recorded 49% (amount attributable to the other members) of the fee earned.

Bay Holdings is not a variable interest entity, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests.

The Company’s 2005 and 2004 equity in the loss of Bay Holdings was $454,000 and $779,000 (pre-tax), respectively. Summarized balance sheet information for Bay Holdings as of December 31, 2005 and 2004 and operating information for 2005 and for the period from August 31, 2004 (date of formation) to December 31, 2004 follows:

	2005	2004
	(Dollars in Thousands)
Current assets	$4,013	$3,985
Property and equipment, net	25,139	27,150
Other assets, net	55,336	47,149
Total Assets	$84,488	$78,284
Current liabilities	$7,088	$3,562
Noncurrent liabilities	29,493	26,250
Total Liabilities	$36,581	$29,812
Members’ Capital	$47,907	$48,472

	2005	2004
Revenues	$24,490	$5,939
Costs and Expenses	25,380	7,467
Net Loss	$(890)	$(1,528)

KAAHUMANU CENTER ASSOCIATES

Kaahumanu Center Associates (“KCA”) was a 50/50 partnership between the Company as general partner and the Employees’ Retirement System of the State of Hawaii (“ERS”) as a limited partner. KCA was the owner and operator of Queen Ka`ahumanu Center, a regional shopping center in Maui. In September of 2003, KCA sold the shopping center for $75 million. Upon closing of the sale, the Company received a cash distribution of $3.3 million, which primarily represented the repayment of cash advances, management fees, electricity and reimbursable costs.

By agreement between the partners of KCA, the partnership was dissolved upon the closing of the sale and the Company as managing partner proceeded to wind up the affairs of the partnership. The winding up period, as defined by agreement, was completed in May 2005 and all remaining assets were distributed to the partners.

As a result of the dissolution of the partnership, the Company’s accumulated equity in the losses of KCA in excess of its investment was reversed in the third quarter of 2003. The reversal of these losses in 2003 of $11.8 million was credited to equity in earnings of affiliates.

The Company had a long-term agreement with KCA to manage Queen Ka`ahumanu Center. As manager, the Company provided all administrative and on-site personnel and incurred other costs and expenses, primarily insurance, which were reimbursable by KCA. The Company generated a portion of the electricity used by Queen Ka`ahumanu Center. In accordance with the limited partnership agreement, the partners could make cash advances to KCA in order to avoid a cash flow deficit. In 2003, reimbursements from KCA for payroll and other costs and expenses totaled $1,894,000 and the Company charged KCA $1,801,000 for electricity and management fees. The Company’s pre-tax share of income (losses) from KCA was $(25,000), $146,000 and $852,000, respectively, for 2005, 2004 and 2003.

Summarized balance sheet information for KCA as of December 31, 2004 included current assets of $1,713,000, current liabilities of $86,000, and partners’ capital of $1,627,000. Operating information for each of the three years in the period ended December 31, 2005 follows:

	2005	2004	2003
	(Dollars in Thousands)
Revenues	$—	$473	$14,509
Costs and Expenses	49	181	12,805
Net Income (Loss)	$(49)	$292	$1,704

4.                 DISCONTINUED OPERATIONS

In August 2003, the Company sold the Napili Plaza, which was one of two major assets in the Company’s Commercial & Property operating segment. The assets sold had a net book value of $4.4 million, which was comprised principally of buildings and land improvements. The Company’s gain from the transaction of $1.9 million and the results of operations prior to the sale is reported as discontinued operations and prior periods have been restated for comparability.

In the fourth quarter of 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary for $15.3 million. The sale closed in December 2003 and title to all but two parcels of land was transferred to the buyer. The sales agreement provided for withholding of $3.1 million of the sales price pending the transfer of title to the remaining properties. The assets sold in December 2003 had a net book value of $6.5 million, and consisted primarily of inventories, land, buildings, and machinery and equipment. Accordingly, in 2003, $12.2 million of the total sales price was recognized and the Company recorded a gain of $2.9 million (after reduction for 49%

minority interest). In 2003, the gain from the asset sales and most of the components of the Costa Rican pineapple operations were reported as discontinued operations. The portion of the operations that the Company planned to continue was classified in continuing operations. In 2004, the Company recorded pre-tax gains of $839,000 (after reduction for 49% minority interest), after title to the remaining two land parcels transferred to the buyers.

In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations. As a result, the amounts previously reported as discontinued operations for 2003 have been restated to include results for the operations ceased in 2004.

The revenues and income before tax relating to these two discontinued operations were as follows:

	2004	2003
	(Dollars in Thousands)
Revenues
Napili Plaza	$—	$2,591
Pineapple subsidiary	2,036	17,019
Total	2,036	19,610
Income before taxes
Napili Plaza	2	1,982
Pineapple subsidiary	118	4,819
Total	$120	$6,801

5.                 FINANCING ARRANGEMENTS

During 2005, 2004 and 2003, the Company had average borrowings outstanding of $16.3 million, $20.4 million, and $45 million, respectively, at average interest rates of 6.7%, 5.5% and 5%, respectively.

Long-term debt at December 31, 2005 and 2004 consisted of the following (interest rates represent the rates at December 31):

	2005	2004
	(Dollars in Thousands)
Revolving loan, 5.5% to 7.25% and 5.01% to 5.98%	$10,000	$14,250
Equipment loans, 5.3% to 6.84% and 2.07% to 7.48%	818	2,344
Total	10,818	16,594
Less current portion	534	3,026
Long-term debt	$10,284	$13,568

The Company has a $13.5 million revolving loan that is secured by certain parcels of the Company’s real property on Maui. In September 2005, the loan was restated and amended to convert it from a term loan to a revolving facility, and all amounts outstanding as of June 2009 are due and payable. Commitment fees of .25% to .40% are payable on the unused portion of the revolving facility. At the Company’s option, interest rates on advances are adjustable to the prime rate or based on one-month to one-year Libor rates. The agreement includes certain financial covenants, including the maintenance of a minimum net worth and interest coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures and the payment of dividends.

The Company has a revolving credit agreement with participating banks under which it may borrow up to $30 million in revolving loans through April 2008, and amounts outstanding at that time are due and payable. This agreement was amended in April 2005 to increase the total commitment from $15 million to $30 million, to extend the revolving loan period from December 2005 to April 2008, and to delete the 3-year term loan conversion option that was available at the end of the revolving period. Commitment fees of .25% are payable on the unused portion of the revolving credit line. At the Company’s option, interest on advances is at the prime rate or based on one- to six-month Libor rates. The loan is collateralized by the Company’s three golf courses at the Kapalua Resort. The agreement contains certain financial covenants, including the maintenance of consolidated net worth at certain levels, minimum interest coverage ratio, limits on the incurrence of other indebtedness, and the sale of assets. Declaration and payment of cash dividends is restricted to 30% of prior year’s net income.

The Company has agreements that provide for term loans that were used to purchase equipment for the Company’s Agriculture and Resort operations. At December 31, 2005, these loans were principally at fixed interest rates and mature through December 2008. Some of the agreements include financial covenants that are similar to those in the Company’s revolving credit agreement.

Maturities of long-term debt during the next five years, from 2006 through 2010, are as follows: $534,000, $233,000, $51,000, $10,000,000 and $-0-.

6.                 DEFERRED REVENUES

In 2005 and 2004, the Company recognized revenues and profits using the percentage of completion method for sales of seven lots and 17 lots, respectively, that closed escrow in the Honolua Ridge Phase I and Phase II subdivisions at the Kapalua Resort. Construction of the improvements for Phase I was substantially complete in November 2005. At December 31, 2005, construction of the improvements for Phase II was estimated to be approximately 35% complete and total costs for Phase II are estimated to be $21.1 million, and consist primarily of executed contracts with contractors. Phase II is expected to be completed by October 2006. Costs are allocated to each lot sold based on relative sales values. In 2005, lot sales proceeds from Honolua Ridge Phase I and II of $25.5 million and $5.3 million, respectively, were recognized as revenues. In 2004, sales proceeds from Honolua Ridge totaled $29.2 million, of which $17.8 million was recognized as revenues. At December 31, 2005 and 2004, deferred revenues for Honolua Ridge of $9.9 million and $11.4 million, respectively, were included in liabilities.

7.                 REAL ESTATE SALES

In 2005, the Company sold approximately 640 acres of Upcountry Maui properties in seven transactions that resulted in net cash sales proceeds of $28.2 million. Some of the proceeds have been or are expected to be re-invested on a tax deferred basis (Internal Revenue Code Section 1031 exchange). Proceeds of $2.6 million were used to purchase property to be used in the Company’s operations and, as of December 31, 2005, $13.9 million was on deposit with a qualified exchange intermediary. The Company held notes receivable for $2.5 million related to two of the sales, which were collected in January 2006. Part of the consideration for one of the sales transactions was a one-acre parcel of land in West Maui valued at $350,000. The gain on these sales recognized for financial statement purposes was $26.9 million.

One of the 2005 land sales involved three parcels of approximately 129 acres of Upcountry Maui land for $14 million, comprised of $11 million in cash and a promissory note for $3 million. In connection with the sale, the Company and the buyer executed a Water Development Agreement. Under the agreement, the Company will drill a new water well and construct a storage tank and a transmission line that would connect to the County of Maui water system. The well and storage tank will be constructed on a separate land parcel of Company-owned land. After the County’s approval of the completed project, the Company will dedicate the facilities to the County for use as part of the County’s Upcountry water system. In exchange for the dedication, the Company expects to receive access to a specified quantity of water. Based on estimates of the cost to construct the water source and on the potential water flow from the well, the estimated water source cost was allocated between the three parcels sold and other Company projects in the Upcountry area. Profit of $7.0 million on the transaction was allocated to the sale of the land parcels and $1.9 million was allocated to subsequent construction of the water source. Both of these activities will have the same rate of gross profit pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The $3.0 million note receivable is due on the date the buyer receives its allocated water source; accordingly, the $1.9 million of gross profit relating to construction of the water source will be recognized in future periods based on performance.

The Company has a binding contract for the sale of approximately 1,800 acres of Upcountry Maui land that is scheduled to close in March 2006. The Company expects to realize cash proceeds and report a net gain of approximately $21 million. This parcel is currently cultivated in pineapple, and the Company will leaseback the parcel for approximately one year.

8.                 LEASING ARRANGEMENTS

LESSEE

The Company has capital leases, primarily on equipment used in Agriculture operations, which expire at various dates through 2006. At December 31, 2005 and 2004, property included capital leases of $1,715,000 (before accumulated depreciation of $1,168,000 and $883,000, respectively). Future minimum rental payments under capital leases aggregate $305,000 (including $2,000 representing interest) and are payable in 2006.

The Company has various operating leases, primarily for land used in Agriculture operations, which expire at various dates through 2018. Total rental expense under operating leases was $880,000 in 2005, $829,000 in 2004 and $826,000 in 2003. Future minimum rental payments under operating leases aggregate $3,369,000 and are payable during the next five years (2006 to 2010) as follows: $551,000, $563,000, $550,000, $299,000, $278,000, respectively, and $1,128,000 thereafter.

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

	2005	2004	2003
	(Dollars in Thousands)
Minimum rentals	$433	$968	$1,284
Percentage rentals	1,674	2,292	2,322
Total	$2,107	$3,260	$3,606

As discussed in Other Assets, Note 3, in connection with the formation of Bay Holdings on August 31, 2004, the Company contributed to Kapalua Bay its fee interest in the land underlying the hotel (hotel ground lease concurrently cancelled) and its landlord’s interests in The Shops (including retail leases). Rental income from these leases was $1,098,000 in 2004 and $1,435,000 in 2003.

Property at December 31, 2005 and 2004 includes leased property of $9,609,000 and $6,967,000, respectively (before accumulated depreciation of $4,430,000 and $4,294,000, respectively).

Future minimum rental income aggregates $3,366,000 and is receivable during the next five years (2006 to 2010) as follows:  $561,000, $365,000, $374,000, $376,000, $325,000, respectively, and $1,365,000 thereafter.

9.                 EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans covering substantially all full-time, part-time and intermittent employees. Pension benefits are based primarily on years of service and compensation levels. The Company has defined benefit postretirement health and life insurance plans that cover primarily non-bargaining salaried employees and certain bargaining unit employees. Postretirement health and life insurance benefits are principally based on the employee’s job classification at the time of retirement and on years of service.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $33,737,000, $30,407,000 and $25,750,000, respectively as of December 31, 2005 and $53,170,000, $48,638,000 and $41,456,000, respectively, as of December 31, 2004.

The accumulated postretirement benefit obligation for health care as of December 31, 2005 was determined using a health care cost trend rate of 7.5% in 2005 and decreasing by .5% each year through 2011, and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $2,698,000 as of December 31, 2005, and the aggregate of the service and interest cost for 2005 by approximately $282,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $2,167,000 as of December 31, 2005, and the aggregate of the service and interest cost for 2005 by approximately $222,000.

Special termination benefits in 2005 and 2004 relate to enhanced pension benefits as a result of management changes.

Changes in benefit obligations and changes in plan assets for 2005 and 2004 and the funded status of the plans and amounts recognized in the balance sheets as of December 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(Dollars in Thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$53,170	$47,464	$16,234	$15,146
Service cost	1,605	1,679	390	326
Interest cost	3,024	2,932	950	860
Actuarial (gain) loss	(3,531)	3,941	460	473
Special termination benefits	185	106	—	55
Benefits paid	(3,171)	(2,952)	(651)	(626)
Benefit obligations at end of year	$51,282	$53,170	$17,383	$16,234
Change in plan assets:
Fair value of plan assets at beginning of year	$41,456	$38,207	$—	$—
Actual return on plan assets	3,486	4,556	—	—
Employer contributions	1,202	1,645	651	626
Benefits paid	(3,171)	(2,952)	(651)	(626)
Fair value of plan assets at end of year	$42,973	$41,456	$—	$—
Funded status	$(8,309)	$(11,713)	$(17,383)	$(16,234)
Unrecognized actuarial (gain) loss	6,829	11,002	(3,209)	(3,882)
Unrecognized net transition obligation	180	204	—	—
Unrecognized prior service cost	285	332	(161)	(289)
Net amounts recognized	$(1,015)	$(175)	$(20,753)	$(20,405)
Amounts recognized in balance sheets consist of:
Pension asset before minimum liability adjustment	$1,080	$1,930	$—	$—
Accrued benefit liability	(2,095)	(2,105)	(20,753)	(20,405)
Intangible asset	256	537	—	—
Minimum liability adjustment	(2,562)	(7,007)	—	—
Accumulated other comprehensive loss (before income taxes)	2,306	6,470	—	—
Net amounts recognized	$(1,015)	$(175)	$(20,753)	$(20,405)
Increase (decrease) in minimum liability included in other comprehensive income	$(4,164)	$2,799	$—	$—
Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	5.88%	6.00%	5.88%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

Net periodic benefit costs for 2005, 2004 and 2003 included the following components:

	2005	2004	2003
	(Dollars in Thousands)
Pension benefits:
Service cost	$1,605	$1,679	$1,669
Interest cost	3,024	2,932	2,771
Expected return on plan assets	(3,232)	(2,991)	(2,858)
Amortization of net transition obligation	25	25	25
Amortization of prior service cost	47	45	46
Special termination benefits	185	106	577
Recognized net actuarial loss	389	436	621
Net expense	$2,043	$2,232	$2,851
Other benefits:
Service cost	$389	$326	$184
Interest cost	950	860	849
Amortization of prior service cost	(128)	(128)	(128)
Special termination benefits	—	55	68
Recognized net actuarial gain	(202)	(279)	(371)
Net expense	$1,009	$834	$602

	2005	2004	2003
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6%	6.25%	6.75%
Expected long-term return on plan assets	8%	8%	9%
Rate of compensation increase	3% - 4.5%	3% - 4.5%	3% - 4.5%
Other benefits:
Discount rate	6%	6.25%	6.75%
Rate of compensation increase	3.5%	3.5%	3.5%

The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company’s targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, was as follows:

Asset Category	2005	2004
Equity securities	67%	69%
Debt securities	32%	30%
Real estate	—	—
Other	1%	1%

A pension committee consisting of certain senior management employees administers the Company’s defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the pension committee, and subject to liquidity requirements of the plans. The pension committee has set the following asset mix guidelines: equities 20% to 60%; fixed income securities 20% to 50%; international securities 0% to 10%; private partnerships 0% to 15%; and cash or equivalents 0% to 100%.

The Company expects to contribute $1.9 million to its defined benefit pension plans and $727,000 to its other postretirement benefit plans in 2006. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(Dollars in Thousands)
2006	$2,842	$727
2007	2,835	751
2008	2,851	785
2009	2,871	820
2010	2,927	841
2011 - 2015	15,649	4,726

The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2005, 2004 and 2003.

The Company has an Employee Stock Ownership Plan (“ESOP”) for non-bargaining salaried employees and for bargaining unit clerical employees of Maui Pineapple Company, Ltd. Effective December 31, 1999, the Company’s Board of Directors approved a plan amendment to freeze the ESOP. Accordingly, after 1999, there were no further contributions to the ESOP and no additional employees became participants of the plan. On March 1, 2004, the Company’s Board of Directors voted to terminate the ESOP. The Company is in the process of distributing all of the ESOP’s assets to the participants.

On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2005 and 2004, deferred compensation plan liabilities totaled $1,848,000 and $2,030,000, respectively.

10.          STOCK COMPENSATION PLANS

In December 2003, 800,000 shares of the Company’s common stock were authorized for issuance under equity compensation plans. The Company’s Stock and Incentive Compensation Plan of 2003 (the “Stock Plan”) was approved by its shareholders on December 11, 2003 and includes 500,000 shares of common stock authorized for issuance. The Compensation Committee of the Board of Directors is charged with administering the Stock Plan, and at its discretion can determine the employees, directors and independent contractors to whom awards under this plan will be granted. The vesting requirements, terms of the grants of options or other equity instruments, and other terms of the grants generally follow certain guidelines, but can vary by grant according to the discretion of the Committee. Generally, the options granted to employees expire ten years from the date of grant and vest over a five-year period.

In October 2003, the Company entered into a non-qualified stock option agreement with the Company’s President and Chief Executive Officer under which 200,000 shares of common stock were granted to him in 2003. The term of the options expire ten years from the date of grant and the options will vest and become exercisable over a three-year period from the date of grant.

A summary of changes in outstanding options under the stock option plans is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)	Shares	Weighted Average Exercise Price ($)
Outstanding at beginning of year	424,500	26.35	225,000	20.59	—	—
Granted	220,000	34.95	257,000	32.69	225,000	20.59
Exercised	—	—	—	—	—	—
Forfeited	31,000	35.22	57,500	32.17	—	—
Outstanding at end of year	613,500	28.99	424,500	26.35	225,000	20.59

The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 where the exercise price equals, exceeds and is less than the market price of the stock on the date of grant, and the related weighted average exercise prices were as follows:

	2005		2004		2003
	Fair Value of Options	Weighted Average Exercise Price ($)	Fair Value of Options	Weighted Average Exercise Price ($)	Fair Value of Options	Weighted Average Exercise Price ($)
Equals	12.80	35.01	10.47	32.49	—	—
Exceeds	—	—	10.55	37.99	10.77	20.59
Less Than	16.72	33.75	14.43	27.91	—	—

The following table summarizes the information about options as of December 31, 2005.

	Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number of Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price ($)
19.70 - 19.70	200,000	19.70	7.17	133,333	19.70
19.71 - 28.00	180,000	27.32	8.00	37,000	27.58
28.01 - 38.00	193,500	36.49	8.75	25,700	35.86
38.01 - 46.61	40,000	46.61	9.16	—	—
19.70 - 46.61	613,500	28.99	8.04	196,033	23.31

For the years ended December 31, 2005, 2004, and 2003 the fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options
	2005	2004	2003
Expected life of options in years	5	3.9	2.4
Expected volatility	33.4%	38.1%	37.5%
Risk-free interest rate	4.1%	2.8%	2.2%
Expected dividend yield	—	—	—

There were 123,771 and 170,000 shares of restricted stock outstanding as of December 31, 2005 and 2004, respectively. The weighted average grant-date fair value of the restricted stock granted during the years ended December 31, 2005, 2004 and 2003 was $39.00, $32.70 and $27.60 per share, respectively.

The Company entered into a restricted stock agreement under which 100,000 shares of restricted common stock were granted to the Company’s President and Chief Executive Officer in October 2003. The restricted common stock will vest at a rate of 25,000 shares per year from 2004 through 2007, subject to the achievement of certain performance measures. The stock has been issued in the President and Chief Executive Officer’s name and he is entitled to vote the stock and receive any dividends that may be paid, but the stock certificate is held in escrow by the Company. In 2005 and 2004, 14,175 and 25,000 shares, respectively, were vested by the Compensation Committee. At December 31, 2003, there was insufficient evidence to determine whether the restricted shares would vest, and no compensation expense was recognized for the restricted stock in 2003.

The total expense recognized for stock-based employee compensation was $2,047,000 and $1,821,000 for 2005 and 2004, respectively.

11.          MINORITY INTEREST IN SUBSIDIARY

In February 1999, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) obtained a 51% ownership interest in a new Costa Rican subsidiary. The subsidiary’s purpose was to produce fresh pineapple for sale to customers in the east coast of the United States and in Western Europe. As mentioned in Discontinued Operations, Note 4, in December 2003, the Company sold substantially all of the assets of the Costa Rican pineapple subsidiary, and the related operations were classified as discontinued operations. The minority stockholders’ share of the 2004 and 2003 pre-tax income was $751,000 and $4,050,000, respectively.

12.          INCOME TAXES

The components of the income tax provision (benefit) were as follows:

	2005	2004	2003
	(Dollars in Thousands)
Current
Federal	$2,562	$603	$2,997
State	10	232	656
Foreign	—	—	277
Total	2,572	835	3,930
Deferred
Federal	5,267	(713)	684
State	884	(604)	(95)
Total	6,151	(1,317)	589
Total provision (benefit)	8,723	(482)	4,519
Less total provision for discontinued operations	—	46	3,019
Total provision (benefit) for continuing operations	$8,723	$(528)	$1,500

Reconciliation between the total provision and the amount computed using the statutory federal rate of 34% in 2005 and 2004, and 35% in 2003 follows:

	2005	2004	2003
	(Dollars in Thousands)
Federal provision (benefit) at statutory rate	$7,919	$(294)	$3,680
Adjusted for State income taxes, net of effect on federal income taxes	605	(223)	405
Federal research credits	—	(25)	(48)
Foreign income tax	—	—	277
Other	199	60	205
Total provision (benefit)	$8,723	$(482)	$4,519

Deferred tax assets and liabilities were comprised of the following temporary differences as of December 31, 2005 and 2004:

	2005	2004
	(Dollars in Thousands)
Accrued retirement benefits	$10,227	$9,866
Minimum tax credit carry forwards	447	904
Accrued liabilities	1,643	2,008
Deferred revenue	2,459	2,819
Inventory	165	257
Allowance for doubtful accounts	128	223
Stock compensation	1,102	470
Net operating loss and tax credit carry forwards	380	375
Total deferred tax assets	16,551	16,922
Deferred condemnation proceeds	(6,460)	(5,503)
Tax deferred land sales	(6,136)	—
Property net book value	(3,533)	(4,995)
Income from investments	(356)	(391)
Agriculture marketing costs	(165)	(181)
Other	(4,864)	(3,165)
Total deferred tax liabilities	(21,514)	(14,235)
Net deferred tax (liabilities) assets	$(4,963)	$2,687

A valuation allowance against deferred tax assets as of December 31, 2005 and 2004 is not considered necessary, as the Company believes it is more likely than not the deferred tax assets will be fully realized through future taxable income.

Net operating loss and tax credit carry forwards for State income tax purposes amounted to $5.3 million at December 31, 2005 and expire in 2007 through 2015. The Company’s State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditor’s reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company’s federal income tax returns have been reviewed through 2002.

Income before income taxes from foreign sources totaled $-0-, $118,000, and $4,819,000 in 2005, 2004 and 2003, respectively.

13.          INTEREST CAPITALIZATION

Interest cost incurred (continuing and discontinued operations) in 2005, 2004 and 2003 was $1,263,000, $1,358,000 and $2,695,000, respectively, of which $742,000, $199,000 and $40,000 respectively, were capitalized.

14.          ADVERTISING AND RESEARCH AND DEVELOPMENT

Advertising expense totaled $2,262,000 in 2005, $1,882,000 in 2004 and $1,774,000 in 2003. Research and development expenses totaled $530,000 in 2005, $695,000 in 2004 and $800,000 in 2003.

15.          CONCENTRATIONS OF CREDIT RISK

A substantial portion of the Company’s trade receivables results from sales of pineapple products, primarily to food distribution customers in the United States and the United States government. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers.

16.          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Except as indicated below, the carrying amount of the Company’s financial instruments approximates fair value.

Non-Current Notes Receivable:

The current value of these assets was estimated based on rates that would be currently available for similar transactions. The carrying amount of these assets at December 31, 2005 was $5,335,000 and the fair value was $5,300,000.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2005 and 2004 was $10,818,000 and $16,594,000, respectively, and the fair value was $10,811,000 and $17,256,000, respectively.

17.          OPERATING SEGMENTS

The Company’s reportable operating segments are Agriculture, Resort, Community Development and Commercial & Property. Each segment is a line of business requiring different technical and marketing strategies.

Agriculture (previously called “Pineapple” segment) primarily includes growing, packing and processing and marketing processed and fresh pineapple products.

Resort includes the ongoing operations at the Kapalua Resort on Maui. These operations include three championship golf courses, a tennis facility, a vacation rental program, ten retail outlets and Public Utilities Commission regulated water and sewage transmission operations.

Community Development (previously called “Development” segment) includes the Company’s real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within Kapalua Resort, and as of August 31, 2004, the Company’s investment in Kapalua Bay Holdings, LLC, owner of the Kapalua Bay Hotel (see Other Assets, Note 3).

Commercial & Property previously included the Company’s investment in Kaahumanu Center Associates (KCA) and Napili Plaza shopping center. KCA sold the Kaahumanu Shopping Center in September 2003, and KCA was dissolved as of May 2005. The Napili Plaza was sold in August 2003 and is reported in Discontinued Operations. The Company’s investment in KCA and the Napili Plaza were the two primary assets of the Commercial & Property segment. See Other Assets, Note 3 and Discontinued Operations, Note 4 to the Consolidated Financial Statements.

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

The financial information for each of the Company’s reportable operating segments for 2005, 2004, and 2003 follows:

			Community	Commercial
	Agriculture	Resort	Development	& Property	Other	Consolidated
	(Dollars in Thousands)
2005
Operating revenues(1)	$74,501	$43,198	$68,662	$122	$197	$186,680
Operating profit (loss)(2)(3)	(11,383)	(5,538)	40,466	63	(238)	$23,370
Interest expense						(521)
Interest income						443
Income before income taxes and discontinued operations						$23,292
Depreciation	9,615	4,203	312	—	133	14,263
Equity in earnings (losses) of affiliates	25	—	(484)	(25)	—	(484)
Investment in affiliates	—	—	2,332	—	—	2,332
Segment Assets(4)	52,511	55,622	38,471	244	39,151	185,999
Expenditures for segment assets	7,327	3,986	8,702	—	4,101	24,116
2004
Operating revenues(1)	$80,003	$42,425	$30,625	$176	$20	$153,249
Operating profit (loss)(2)(3)	(10,766)	(4,565)	15,737	230	(485)	$151
Interest expense						(1,159)
Interest income						23
Loss before income taxes and discontinued operations						$(985)
Depreciation	5,757	3,961	317	—	5	10,040
Equity in earnings (losses) of affiliates	(64)	—	(809)	146	—	(727)
Investment in affiliates	87	—	1,930	146	—	2,163
Segment Assets(4)	58,692	55,601	17,476	532	28,622	160,923
Expenditures for segment assets	3,570	2,820	3,416		7,550	17,356
2003
Operating revenues(1)	$100,508	$39,483	$9,504	$1,838	$—	$151,333
Operating profit (loss)(2)(3)	(4,761)	(4,448)	2,641	12,643	—	$6,075
Interest expense						(2,526)
Interest income						167
Income before income taxes and discontinued operations						$3,716
Depreciation	7,776	3,822	395	191	—	12,184
Equity in earnings (losses) of affiliates	47	—	(20)	12,651	—	12,678
Investment in affiliates	317	—	333	—	—	650
Segment Assets(4)	81,888	54,623	11,835	100	13,234	161,680
Expenditures for segment assets	3,916	2,200	891	28	585	7,620

(1)    Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant. Sales to a single customer in the Agriculture segment accounted for 11.2%, 13.8% and 10.0%, respectively, of consolidated operating revenues for 2005, 2004 and 2003. Sales of Hawaii grown pineapple to customers located in foreign countries were approximately $1.1 million in 2005, 2004 and 2003.

(2)    “Operating profit (loss)” is total operating revenues, less operating costs and expenses, plus equity in earnings and losses of affiliates (excludes interest income, interest expense and income taxes).

(3)    In 2004, the Company began to allocate all corporate general and administrative expenses to its operating segments and prior year amounts were restated for comparability. Such allocations are consistent with management’s evaluation of the operating segments.

(4)    “Segment assets” are located in the United States. “Other” assets are corporate and non-segment assets.

18.          COMMITMENTS AND CONTINGENCIES

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $48,000 and $167,000 in 2005 and 2004, respectively, and paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells was not recorded because the Company was not able to reasonably estimate the amount of liability (if any).

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

At December 31, 2005, the Company had commitments under signed contracts totaling $29,408,000, which primarily relate to real estate development projects.

19.          RELATED PARTY TRANSACTIONS

In 2005, the Company purchased a residential property in Upcountry Maui that includes a house and cottage on approximately 4 acres of land for $2.6 million. The purchase was made to provide housing for one of its executive officers, and the Company entered into a one-year rental agreement at $4,000 per month with the officer.

QUARTERLY EARNINGS
(unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands Except Per Share Amounts)
2005
Net sales	$27,470	$43,809	$35,510	$42,415
Gross profit	11,827	24,054	16,940	22,846
Income from continuing operations after taxes	1,255	6,484	2,004	4,826
Net income	1,255	6,484	2,004	4,826
Net income per common share	$.17	$.90	$.28	$.67
2004
Net sales	$30,257	$20,994	$26,320	$38,144
Gross profit	12,962	7,013	9,917	14,597
Income (loss) from continuing operations after taxes	1,458	(2,347)	(2,233)	2,665
Income (loss) from discontinued operations after taxes	60	(26)	80	(40)
Net income (loss)	1,518	(2,373)	(2,153)	2,625
Net income (loss) per common share	$.21	$(.33)	$(.30)	$.36

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	(DEDUCTIONS)	TO OTHER			BALANCE
	BEGINNING	TO COSTS	ACCOUNTS	DEDUCTIONS		AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	(describe)	(describe)		OF PERIOD
	(Dollars in Thousands)
Allowance for Doubtful Accounts
2005	$825	$(98)	$—	$(462	)(b)	$265
2004	994	620	15 (a)	(804	)(b)	825
2003	590	546	3 (a)	(145	)(b)	994
Reserve for Environmental Liability
2005	$420	$48 (d)	$—	$(238	)(c)	$230
2004	250	176 (d)	—	(6	)(c)	420
2003	250	6	—	(6	)(c)	250

(a)           Recoveries.

(b)          Write off of uncollectible accounts.

(c)           Payments.

(d)          Primarily accrued for installation of filtration equipment.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

The report of the Company’s management on the Company’s internal control over financial reporting follows this Item 9A.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Maui Land & Pineapple Company, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a- 15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•       Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting only provides reasonable assurance with respect to financial statement presentation and preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on pages 34-35 of this Form 10-K.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is also responsible for preparing the accompanying consolidated financial statements and related notes accurately and objectively. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistently applied, and necessarily include amounts based on judgments and estimates made by Management. Management also prepared the other information in this Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The Company’s consolidated financial statements have been audited by Deloitte & Touche LLP and its report appears on pages 34-35 of this Form 10-K. Management has made available to Deloitte & Touche LLP all of the Company’s financial records and related data. Furthermore, Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

The Board of Directors, through its Audit Committee (composed solely of independent directors), oversees Management’s responsibilities in the preparation of the consolidated financial statements. The Audit Committee appoints the independent auditors, subject to shareholder ratification. The Audit Committee meets regularly with the external and internal auditors to evaluate the effectiveness of their work in discharging their respective responsibilities and to assure their independent and free access to the Committee.

/s/ DAVID C. COLE	/s/ FRED W. RICKERT
Chairman, President & Chief Executive Officer	Vice President/Chief Financial Officer
March 3, 2006	March 3, 2006

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “—Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” through “—Certain Transactions” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is incorporated herein by reference.

The Company’s Board of Directors approved the Amended Code of Ethics in November 2005 that covers the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. A copy of the Code of Ethics will be furnished, free of charge, upon written request to: Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: investor.info@mlpmaui.com.

Item 11.                 EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” and “—Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationship and Related Transactions and “—Compensation Committee Interlocks and Insider Participation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.                 Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.                 Financial Statement Schedules

The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

II.             Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003.

3.                 Exhibits

3.1	Restated Articles of Association, as of February 24, 2000. (Filed as Exhibit 3(i) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)
3.2

Articles of Amendment to Restated Articles of Association. (Filed as Exhibit 3.1(i) to Amendment No. 1 to Registration Statement on Form 8-A/A, File No. 001-06510, filed January 5, 2004, and incorporated herein by reference.)

3.3

Bylaws (Amended as of December 11, 2003). (Filed as Exhibit 3.1(ii) to Amendment No. 1 to Registration Statement on Form 8-A/A, File No. 001-06510, filed January 5, 2004, and incorporated herein by reference.)

4.1	Amended and Restated Revolving Credit Agreement, dated as of May 17, 2005. (Filed as Exhibit (4) to Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
4.2

Bridge Loan Agreement between Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 30, 1998. (Filed as Exhibit 4.2(i) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.3

Revolving line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated as of September 1, 2005. (Filed as Exhibit (4) to Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.)

10.1

Second Amended and Restated Hotel Ground Lease (The Ritz-Carlton, Kapalua) between Maui Land & Pineapple Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK Hawaii-Maui (Lessee), effective as of January 31, 2001. (Filed as Exhibit 10.2(i) to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.2†	Executive Deferred Compensation Plan (revised as of 8/16/91). (Filed as Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)
10.3†	Supplemental Executive Retirement Plan (effective as of January 1, 1988). (Filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.)
10.4†

Restated and Amended Change-In-Control Severance Agreement (Warren A. Suzuki, Vice President/Land Management), dated as of March 16, 1999. (Filed as Exhibit 10.3 (viii) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

10.5†	Executive Severance Plan, as amended through November 6, 1998. (Filed as Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
10.6†

Employment Agreement effective as of October 6, 2003 by and between Maui Land & Pineapple Company, Inc. and David C. Cole. (Filed as Exhibit 10.3(viii) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.7†

Maui Land & Pineapple Company, Inc. Stock Option Agreement for David Cole, dated October 6, 2003. (Filed as Exhibit 10.3 (ix) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.8†

Maui Land & Pineapple Company, Inc. Restricted Share Agreement for David Cole, dated October 6, 2003. (Filed as Exhibit 10.3(x) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.9†

Maui Land & Pineapple Company Inc. 2003 Stock and Incentive Compensation Plan. (Filed as Appendix B to Definitive Proxy Statement on Schedule 14A dated November 7, 2003 and incorporated herein by reference.)

10.10†

Employment Separation Agreement (Paul J. Meyer, Executive Vice President/Finance) dated February 13, 2004. (Filed as Exhibit (10)A. to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)

10.11	Hotel Ground Lease between Maui Land & Pineapple Company, Inc. and The KBH Company. (Filed as Exhibit (10)B to Form 10-Q for the quarter ended September 30, 1985 and incorporated herein by reference.)
10.12	Third Amendment of Hotel Ground Lease, dated and effective as of September 5, 1996. (Filed as Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)
10.13

Kapalua Bay Hotel & Villas, Purchase and Sale Agreement and Escrow Instructions, Between YCP Kapalua L.P. and YCP Kapalua Operator, Inc., collectively, as seller, and Maui Land & Pineapple Company, Inc. as Purchaser, as of April 30, 2004. (Filed as Exhibit (10)(A) to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.)

10.14

Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004. (Filed as Exhibit (10)(A) to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.15

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of August 6, 2004, by and among YCP Kapalua L.P., and YCP Kapalua Operator, Inc., and Maui Land & Pineapple Company, Inc. (Filed as Exhibit (10)(B) to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16	Termination of Hotel Ground Lease, effective as of August 31, 2004. Exhibit (10)(C) to Form 10-Q for the quarter ended September 30, 2004.
10.17

Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.). (Filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

10.18

Summary of Terms of Consulting Agreement Between Maui Land & Pineapple Company, Inc. and Director Thomas M. Gottlieb, effective as of June 15, 2004. (Filed as Exhibit (10)(B) to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.)

10.19

Cancellation of Consulting Agreement between the Maui Land & Pineapple Company, Inc. and Thomas M. Gottlieb, entered into on October 29, 2004, and effective as of September 15, 2004. (Filed as Exhibit (10)(A) to Form 8-K dated November 1, 2004 and incorporated herein by reference.)

11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to the Consolidated Financial Statements.
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 3, 2006.
31.*	Rule 13a-14(a) Certifications.
32.**	Section 1350 Certifications.
99.*	Financial Statements for Kapalua Bay Holdings, LLC for the year ended December 31, 2005 and the period from August 31, 2004 (date of inception) through December 31, 2004.

*                    Filed herewith.

**             Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

†                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

MAUI LAND & PINEAPPLE COMPANY, INC.
By	/s/ DAVID C. COLE
David C. Cole
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ DAVID C. COLE	Date	March 13, 2006
David C. Cole, Chairman of the Board, President &
Chief Executive Officer
(Principal Executive Officer)
By	/s/ JOHN H. AGEE	Date	March 13, 2006
John H. Agee, Director
By	/s/ WALTER A. DODS, JR.	Date	March 13, 2006
Walter A. Dods, Jr., Director
By	/s/ THOMAS M. GOTTLIEB	Date	March 13, 2006
Thomas M. Gottlieb, Director
By	/s/ DAVID A. HEENAN	Date	March 13, 2006
David A. Heenan, Director
By	/s/ KENT T. LUCIEN	Date	March 13, 2006
Kent T. Lucien, Director
By	/s/ DUNCAN MACNAUGHTON	Date	March 13, 2006
Duncan MacNaughton, Director
By	/s/ FRED E. TROTTER III	Date	March 13, 2006
Fred E. Trotter III, Director
By	/s/ FRED W. RICKERT	Date	March 13, 2006
Fred W. Rickert, Vice President/Chief Financial Officer
(Principal Financial Officer)
By	/s/ ADELE H. SUMIDA	Date	March 13, 2006
Adele H. Sumida, Controller & Secretary
(Principal Accounting Officer)