Form 10-Q
period 2006-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2006-05-09
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, no par value	7,380,800 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/06	12/31/05
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$11,162	$7,216
Accounts and notes receivable	16,623	19,605
Inventories	17,805	17,305
Other current assets	5,431	5,271
Total current assets	51,021	49,397
Property	244,942	236,250
Accumulated depreciation	(142,515)	(139,315)
Property—net	102,427	96,935
Other Assets	59,777	39,667
Total	$213,225	$185,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$662	$837
Trade accounts payable	15,939	18,418
Deferred revenue	12,426	11,380
Other current liabilities	14,058	9,862
Total current liabilities	43,085	40,497
Long-Term Liabilities
Long-term debt	19,904	10,284
Accrued retirement benefits	30,202	29,792
Other long-term liabilities	13,913	13,729
Total long-term liabilities	64,019	53,805
Minority Interest in Subsidiary	522	517
Commitments and Contingencies
Stockholders’ Equity
Common stock, no par value—8,000,000 shares authorized, 7,256,779 and 7,254,779 issued and outstanding	14,247	14,186
Additional paid-in-capital	3,513	2,930
Retained earnings	89,315	75,540
Accumulated other comprehensive loss	(1,476)	(1,476)
Stockholders’ Equity	105,599	91,180
Total	$213,225	$185,999

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	3/31/06	3/31/05
	(in thousands except share amounts)
Operating Revenues
Net sales	$48,961	$27,470
Operating income	9,884	10,410
Other income	107	256
Total Operating Revenues	58,952	38,136
Operating Costs and Expenses
Cost of Sales	15,831	15,643
Operating expenses	8,838	9,240
Shipping and marketing	3,577	3,796
General and administrative	9,626	7,295
Total Operating Costs and Expenses	37,872	35,974
Operating Income	21,080	2,162
Equity in earnings (losses) of affiliates	172	(104)
Interest expense	(29)	(142)
Interest income	301	45
Income Before Income Taxes	21,524	1,961
Income Tax Expense	7,749	706
Net Income	13,775	1,255
Retained Earnings, Beginning of Period	75,540	60,971
Retained Earnings, End of Period	$89,315	$62,226
Earnings Per Common Share
Basic	$1.90	$0.17
Diluted	$1.88	$0.17

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/06	3/31/05
	(in thousands)
Net Cash Used in Operating Activities	$(1,263)	$(1,464)
Investing Activities
Purchases of property	(7,539)	(2,188)
Proceeds from disposal of property	5,181	5
Other	(1,879)	(1,055)
Net Cash Used in Investing Activities	(4,237)	(3,238)
Financing Activities
Payments of long-term debt and capital lease obligations	(5,254)	(1,051)
Proceeds from long-term debt	14,700	—
Net Cash Provided by (Used in) Financing Activities	9,446	(1,051)
Net Increase (Decrease) in Cash and Cash Equivalents	3,946	(5,753)
Cash and Cash Equivalents at Beginning of Period	7,216	11,531
Cash and Cash Equivalents at End of Period	$11,162	$5,778

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $14,000 and $169,000 was paid during the three months ended March 31, 2006 and 2005, respectively. Income taxes of $2,394,000 and $93,000 were paid during the three months ended March 31, 2006 and 2005, respectively.

Non-Cash Investing Activities—In 2006, net cash sales proceeds of $21.9 million were deposited with a qualified exchange intermediary for re-investment on a tax-deferred basis. Amounts included in accounts payable for additions to property and other assets totaled $6,891,000 and $1,724,000 at March 31, 2006 and 2005, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended March 31, 2006 and 2005.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 Net income was equal to comprehensive income for the interim periods ended March 31, 2006 and 2005.

4.                 The effective tax rate for 2006 and 2005 differs from the statutory federal rate primarily because of the state tax provision and refundable state tax credits.

5.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $115,000 and $265,000 at March 31, 2006 and December 31, 2005, respectively.

6.                 Inventories as of March 31, 2006 and December 31, 2005 were as follows:

	3/31/06	12/31/05
	(in thousands)
Pineapple products
Finished goods	$2,460	$2,425
Work in progress	277	367
Raw materials	840	861
Real estate held for sale	6,667	5,651
Merchandise, materials and supplies	7,561	8,001
Total Inventories	$17,805	$17,305

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at March 31, 2006 and December 31, 2005, consisted of approximately 5,500 acres in various stages of growth that will be harvested principally in the years 2006 through 2008, and are expected to yield an average of approximately 33 tons per acre. The estimated average yield of tons per acre reflects the Company’s expectation that it will harvest second ratoon crops (fruit from the third harvest), which yield less tons per acre.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. The Company recognizes revenues and profits using the percentage-of-completion method for the sale of lots that closed escrow in Honolua Ridge Phase I and Phase II residential subdivision at the Kapalua Resort. In the three-months ended March 31, 2006, two lots closed escrow for Honolua Ridge Phase II bringing the number sold to nine, with 16 lots remaining to be sold. At March 31, 2006, construction of the improvements for Honolua Phase II was estimated to be approximately 50% complete. Construction of Honolua Ridge Phase I and all of the lot sales were completed by the end of 2005. Costs of sales are allocated to each lot based on relative sales values. The estimated costs of the projects consist primarily of executed contracts with contractors. These estimates could be affected by construction or land conditions that were not anticipated that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. At March 31, 2006, deferred revenues (current liability) on the Company’s balance sheet related to these projects were $11.0 million.

7.                 Real Estate Sales

In March 2006, the Company sold approximately 1,800 acres of Upcountry Maui land for $22.9 million. The Company recognized a gain of $21.5 million and deposited the cash proceeds of $21.9 million with a qualified exchange intermediary. As of March 31, 2006, the Company had $33.0 million of real estate sales proceeds on deposit with a qualified exchange intermediary that is expected to be reinvested on a tax deferred basis (Internal Revenue Code Section 1031 exchange).

8.                 Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. The Company had previously accounted for its stock-based compensation arrangements under SFAS No. 123, Accounting for Stock-Based Compensation. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under the Company’s equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. SFAS No. 123(R) requires all share-based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, prior to adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Stock Options

In December 2003, 800,000 shares of the Company’s common stock were authorized for issuance under equity compensation plans. The Company’s Stock and Incentive Compensation Plan of 2003

was approved by its shareholders on December 11, 2003 and includes 500,000 shares of common stock authorized for issuance. The remaining 300,000 shares were granted to the Company’s President and Chief Executive Officer under a non-qualified stock option agreement (200,000 shares) and a restricted share agreement (100,000 shares).

A summary of stock option award activity as of and for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Outstanding at December 31, 2005	613,500	28.99
Granted	—
Exercised	—
Forfeited	(12,500)	42.74
Outstanding at March 31, 2006	601,000	28.70	7.63	5,440
Exercisable at March 31, 2006	248,700	24.85	6.56	3,209

The total fair value of shares vested during the interim periods ended March 31, 2006 and 2005 was $119,000 and $393,000, respectively.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6.5%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Restricted Stock

The Company entered into a restricted stock agreement under which 100,000 shares of restricted common stock were granted to the Company’s President and Chief Executive Officer in October 2003. The restricted common stock will vest at a rate of 25,000 shares per year from 2004 through 2007, subject to the achievement of certain performance measures. The Company also has restricted stock agreements with certain other officers and directors that vest as service is provided or vest subject to the achievement of certain performance measures.

A summary of the activity for nonvested restricted stock awards as of and for the quarter ended March 31, 2006 is presented below:

Shares
Nonvested balance at December 31, 2005	123,771
Granted	2,250
Vested	(2,000)
Nonvested balance at March 31, 2006	124,021

In 2006, 2,250 shares of restricted stock were granted to a new director and 2,000 shares were vested as service requirements were achieved. The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2006 was $37.42 per share. There were no restricted shares granted during the three months ended March 31, 2005.

The total compensation expense recognized for stock-based compensation for stock options and restricted stock for the interim periods ended March 31, 2006 and 2005 was $644,000 and $507,000, respectively. The total tax benefit related thereto was $232,000 and $183,000, respectively.

As of March 31, 2006, there was $4,269,000 of total unrecognized compensation awards granted under the stock option plans that is expected to be recognized over a weighted average period of 2.2 years.

9.                 Operating Segment Information:

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
Revenues
Agriculture	$15,923	$15,787
Resort	12,930	12,925
Community Development	30,087	9,406
Other	12	18
Total Operating Revenues	$58,952	$38,136
Operating Profit (Loss)
Agriculture	$(2,298)	$(2,088)
Resort	430	272
Community Development	23,363	3,942
Other	(243)	(68)
Total Operating Profit	21,252	2,058
Interest Expense	(29)	(142)
Interest Income	301	45
Income Tax Expense	(7,749)	(706)
Net Income	$13,775	$1,255

In 2006, responsibility for the Company’s Public Utilities Commission regulated water and sewage transmission operations that were accounted for in the Resort segment was transferred to the Community Development segment and prior year amounts were restated for comparability.

The Community Development segment as reorganized is comprised of all of the Company’s real estate entitlement, development, construction, sales, leasing and conservation activities, and Public Utilities Commission regulated water and sewage transmission operations. The Community Development segment also includes the Company’s 51% equity interest in Kapalua Bay Holdings LLC (“Bay Holdings”), the owner and operator of the Kapalua Bay Hotel. Remaining in the Resort segment are the operations of three championship golf courses, a tennis facility, several retail outlets, and a vacation rental program (The Kapalua Villas) at the Kapalua Resort.

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended March 31
	2006	2005
Basic	7,254,801	7,226,572
Diluted	7,346,358	7,397,896

In 2006 and 2005, diluted shares included common stock equivalents, principally employee stock options and restricted stock awards.

11.          At March 31, 2006 and 2005, the Company did not hold any derivative instruments and did not enter into hedging transactions.

12.          Components of Net Periodic Benefit Cost

The net periodic cost for pension and other postretirement benefits for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in thousands)
Service cost	$401	$429	$97	$91
Interest cost	756	781	238	240
Expected return on plan assets	(808)	(810)	—	—
Amortization of prior service cost	6	12	(32)	(32)
Amortization of transition liability	12	6	—	—
Recognized actuarial loss (gain)	97	126	(51)	(68)
Net expense	$464	$544	$252	$231

The Company expects to contribute $1.9 million to its defined benefit pension plans and expects to contribute $727,000 to its other postretirement benefit plans in 2006.

12.          Commitments and Contingencies

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

The Company has a 51% membership interest in Bay Holdings. Kapalua Bay LLC, which is a wholly owned subsidiary of Bay Holdings, secured a $45.0 million loan in connection with its purchase of the Kapalua Bay Hotel assets. In 2005, the loan agreement was reduced to $42.3 million. The Company and the other Bay Holdings’ members (owners) executed a $5.0 million indemnity and guaranty agreement, pursuant to which each member is responsible for (and guarantees payment to the lenders of) their pro rata share of costs and losses incurred by the lenders as a result of the occurrence of specified triggering events during the term of the agreement. The maximum future payments the Company could be required to make is $2.55 million, plus interest. The Company has recognized a liability of $180,000, representing the estimated fair value of its obligation under this agreement.

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

At March 31, 2006, the Company had commitments under signed contracts totaling $34.8 million, which primarily relate to real estate development projects.

13.          Related Party Transactions

In March 2006, the Company entered into an agreement to sell 190 acres of Upcountry Maui land and improvements thereon to David C. Cole, the Company’s Chairman, President and Chief Executive Officer, for $4.9 million. Prior to the closing of the sale, the Company will lease the 3,500 square foot residence that is located on the property to Mr. Cole for $1,500 per month, which amount is at fair market value based on an estimate by a third party realtor. In April 2006, the Company entered into an agreement to sell approximately 181 acres of Upcountry Maui land to a Vice President/Community Development of the Company for $2.8 million. Both land sale agreements were structured in compliance with the Company’s policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker’s commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors. The sales agreements require a deposit of $50,000 upon execution and the balance of the sales price is payable in cash upon closing of the sale. Subdivision of the land parcels is a condition precedent to the closing of the sales. The Company estimates that the closings will occur in 2007. The properties had been earmarked for sale in 2004 as part of the real estate that is considered non-core to the Company’s operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. We consist of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

The Agriculture segment primarily includes growing, packing, processing, and marketing of processed and fresh pineapple. The fruit grown by us principally consists of three types of pineapple, Maui Gold and Hawaiian GoldTM (usually sold as fresh, whole fruit), Champaka (largely used for canning) and fresh organic pineapple.

Our current strategy is to expand our presence in the fresh pineapple market, while selectively reducing our reliance on the processed pineapple market. Therefore, over recent years, we have decreased the tonnage of fruit going to the cannery and commensurately reduced the number of markets for processed pineapple that we serve.

Our strategy focuses on marketing only the highest quality fresh pineapple by using the processed pineapple operations to complement the fresh operations. We direct fruit to either the processed or the fresh packing facility at the time of harvest based on a variety of factors, including market conditions, fruit size and fruit quality. The transition of our Agriculture operations continues with an emphasis on automating many labor-intensive functions and upgrading the workforce through selective training and performance-based compensation programs.

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, we have made significant progress in implementing improved crop maintenance and agronomic practices that are beginning to improve our plant yields (tons of fruit per acre) and fruit quality.

Resort

The Kapalua Resort is part of approximately 22,500 acres of our land-holdings in West Maui, most of which remain as open space. Presently, the Kapalua Resort development includes 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, three championship golf courses (The Bay, The Village and The Plantation), a ten-court tennis facility, a shopping center, several restaurants, over 800 single family residential lots, condominiums and homes. We operate Kapalua Resort’s three golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort.

We continue to implement our Kapalua Gold program to upgrade and standardize The Kapalua Villas. We had 258 units in the Kapalua Villas vacation rental program as of March 31, 2006. We also continue to implement other initiatives to enhance and improve the Kapalua Resort, as described further below under “—Community Development.”

Community Development

The Community Development segment includes our real estate entitlement, development, construction, sales, leasing, and conservation activities. The focus for this segment is the creation of holistic communities, including a broad range of residential products on Maui. The segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the Resort, and our Public Utilities Commission regulated water and sewage operations that service the Kapalua Resort.

The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua, and our 51% equity interest in Kapalua Bay Holdings LLC, the limited liability company that owns and operates the Kapalua Bay Hotel and that has the landlord’s rights and interest in the adjacent retail shops and related retail leases. Kapalua Bay Holdings LLC plans to begin demolition of the Kapalua Bay Hotel and the adjacent retail shops in June 2006 in order to develop new whole and fractional residential units, an ocean-side spa and a beach club at the Kapalua Bay Hotel’s current location.

We have approximately 1,700 acres of land in Maui that are at various stages in the land entitlement process. We must obtain the appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

The Community Development segment is working on a number of real estate development and Kapalua Resort revitalization projects, some of which are as follows:

•       Honolua Ridge Phase II is a residential subdivision of agricultural zoned land at the Kapalua Resort, which is presently under construction and being sold.

•       Kapalua Mauka is a 690 unit residential, golf and commercial project, which received zoning approval in February 2006. The first phase of Kapalua Mauka is scheduled to break ground in early 2007 and detailed planning is currently underway.

•       Honolua Village is a 12,000 square foot of commercial space in the Central Resort, which is currently under construction and will house, among other tenants, Kapalua Realty.

•       Pulelehua is a proposed “new urbanism” community of 882 units in West Maui that will include a variety of housing types, mixed commercial residential uses and neighborhood serving commercial uses. Over 50% of the homes and apartments are intended to be affordable for working families as defined by the County of Maui. We are presently in the entitlement phase of this project.

•       Hali`imaile Town is a planned new town in Upcountry Maui that we expect to be a holistic community where sustainable agriculture, education, and green building principles are core design elements. We are presently in the entitlement phase of this project.

Current Developments

In early April 2006, the Kapalua Bay Hotel held its final guest night and closed its doors. In conjunction with our joint venture partners in Kapalua Bay Holdings LLC, we began the recycling and upcycling of all salvable materials with the intent of reusing over 90% of the material from the existing hotel. Demolition is expected to begin in June 2006.

In the first quarter of 2006, some of the significant transactions, events and key initiatives to meet our goals and objectives included:

•       In January, we determined that we should first focus on completing the new fresh-packing facility portion of the new multi-client/multi-product processing facility project and defer the remainder of the project. The project as revised includes the expenditure of $17.5 million for the new fresh-packing facility and the deferral of the canning portion of the facility to 2007. The revised project also includes the expenditure of $6.9 million for construction of new office space for our corporate headquarters and support services. The processing facility and office space will be constructed within an existing warehouse on a portion of the current cannery site and will utilize recycled and upcycled materials from the Kapalua Bay Hotel.

•       In February, we received final zoning approval from the Maui County Council to change Kapalua Mauka’s zoning from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space, and up to 27 holes of golf.

•       In March, we determined that we will close the Village Course in early 2007.

•       In March, we entered into an agreement to design a new Kapalua Mauka golf course with T.J.F. Golf, Inc.

•       In March, we held a series of community design workshops to involve the Maui Community in the planning process for the future of Hali’imaile Town.

•       In March, Kapalua Bay LLC began taking sales reservations for selected residential units that are planned on the present Kapalua Bay Hotel property.

•       In March, the Board of Directors appointed Warren H. Haruki to fill the position as Class III Director that was left vacant by the resignation of Richard H. Cameron in May 2005.

•       In March, we sold approximately 1,800 acres of Upcountry Maui land as we continued towards our goal of re-deploying assets to strengthen our Agriculture segment operations, repositioning our Resort operations and increasing investments in our Community Development segment.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

CONSOLIDATED

	Three Months Ended March 31,
	2006	2005	inc
	(in millions, except per share amounts)
Consolidated Revenues	$59.0	$38.1	$20.9
Net Income	$13.8	$1.3	$12.5
Basic Earnings Per Common Share	$1.90	$0.17	$1.73

We reported net income of $13.8 million ($1.90 per share) for the first quarter of 2006 compared to a net income of $1.3 million ($.17 per share) for the first quarter of 2005. Consolidated revenues for the first quarter of 2006 were $59.0 million compared to $38.1 million for the first quarter of 2005. The improved results in the first quarter of 2006 as compared to the first quarter of 2005 were primarily attributable to an increase in revenues and operating profit from our Community Development segment as a result of the sale of real estate, as further described below.

General and Administrative

Consolidated general and administrative expenses increased by 32% to $9.6 million for the first quarter of 2006 from $7.3 million for the first quarter of 2005.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended March 31,
	2006	2005	inc (dec)
	(in millions)
Salaries & wages	$2.6	$2.0	$0.6
Employee incentives & stock compensation	0.9	0.6	0.3
Professional services	1.1	1.2	(0.1)
Depreciation expense	1.3	0.8	0.5
Other	3.7	2.7	1.0
Total	$9.6	$7.3	$2.3

The increase in salaries and wages is primarily the result of additional employees in our Community Development segment in 2006 compared to 2005. Further expansion of the Community Development staff is expected in order to accomplish the projects and initiatives currently planned for this segment. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting our increased emphasis on performance-based pay plans.

The increase in depreciation charged to general and administrative expenses for the first quarters of 2006 and 2005 include $975,000 and $264,000, respectively, for acceleration of depreciation charges related to the change in estimated useful life of our fresh fruit packing and grading facility, the integrated accounting system used by our Agriculture and corporate operations, and the current cannery at Kahului. The new fresh fruit processing facility is expected to be in operation at our present cannery site in 2006. The decision to replace our primary accounting systems was made in the fourth quarter of 2005. Our management estimates that most of the new systems will be in place in the second and third quarters of 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of the operating segments.

Interest Expense

Interest expense was $29,000 for the first quarter of 2006 compared to $142,000 for the same period in 2005. The decrease in interest expense was due to lower average borrowings and to a higher amount of capitalized interest in 2006, partially offset by higher average interest rates. Capitalized interest was $304,000 for the first quarter of 2006 compared to $140,000 for the first quarter of 2005. Our major projects under construction in 2006 include the Honolua Ridge Phase II, Honolua Village, and the new fresh pineapple processing facility. Our effective interest rate on borrowings was 7.5% for the first quarter of 2006 compared to 5.9% for the first quarter of 2005.

AGRICULTURE

	Three Months Ended March 31,
	2006	2005	inc (dec)
	(in millions)
Revenues	$15.9	$15.8	$0.1
% of consolidated revenues	27%	41%
Operating Loss	$(2.3)	$(2.1)	$(0.2)

The Agriculture segment produced an operating loss of $2.3 million for the first quarter of 2006 compared to an operating loss of $2.1 million for the first quarter of 2005. Revenues for the first quarter of 2006 were $15.9 million or 1% higher than the first quarter of 2005.

The Agriculture segment revenues increased due to fresh pineapple sales more than offsetting lower revenues from canned pineapple. Operating losses reported by the Agriculture segment in 2006 and 2005 include additional depreciation charges of $975,000 and $264,000, respectively, related to the planned replacement of the current fresh fruit packing and grading facility, cannery and can plant, and the accounting systems, as mentioned above under General and Administrative.

Canned and Fresh Operations

The case volume of fresh pineapple sales increased by 36% and the average revenue per case of fresh pineapple sold decreased by less than 1% in the first quarter of 2006 compared to the first quarter of 2005. Revenues from fresh pineapple sales were approximately 42% of the Agriculture segment net sales for the first quarter of 2006, compared to approximately 32% for the first quarter of 2005.

The case volume of processed pineapple sales decreased by 24% for the first quarter of 2006 as compared to the first quarter of 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products increased by approximately 14% for the first quarter of 2006 compared to the first quarter of 2005.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 43% of our case volume of canned pineapple sales in the first quarter of 2006 compared to 39% in the first quarter of 2005. The increase in the percentage of processed pineapple sales to the U. S. Government is a result of lower overall canned pineapple sales and an increase in our participation in government programs that purchase pineapple for school lunches, needy families and other government programs.

The Agriculture segment cost of sales was lower by 7% in the first quarter of 2006 compared to the first quarter 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed. Rainfall at our pineapple plantations was considerably higher during March 2006, however planting and harvesting schedules continued without significant disruptions or market consequences.

Agriculture segment shipping and marketing cost increased by $127,000 or 6%, in the first quarter of 2006 as compared to the first quarter of 2005 principally reflecting the higher sales volume of fresh pineapple sales, partially offset by the lower volume of processed pineapple sales. The average shipping and selling cost for our fresh pineapple was approximately the same in the first quarter of 2006 as the first quarter of 2005.

RESORT

	Three Months Ended March 31,
	2006	2005	inc
	(in millions)
Revenues	$12.9	$12.9	$—
% of consolidated revenues	22%	34%
Operating Profit	$0.4	$0.3	$0.1

The Resort segment reported an operating profit of $430,000 for the first quarter of 2006 compared to $272,000 for the first quarter of 2005. Resort segment revenues were $12.9 million for both the first quarter of 2006 and 2005.

An increase in hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drive the increase in resort activity as reflected by increased golf play and merchandise sales. Hotel and condominium room occupancies at Kapalua Resort of 82% in the first quarter of 2006 were 3% higher than those in the first quarter of 2005.

While revenues from the Resort operations did not increase in the first quarter of 2006 compared to the first quarter of 2005, lower travel agent commission expense for the Kapalua Villas, partially offset by higher Villas staffing cost and increases in other operating expenses for the Kapalua Villas, resulted in the improved operating profit reported by the Resort segment.

Golf, Merchandise and Villas

Revenues from golf operations increased by 2% for the first quarter of 2006 compared to the first quarter of 2005. Overall, paid rounds of golf decreased by 3%, and average green and cart fees increased by 19% in the first quarter of 2006 compared to the first quarter of 2005. Greater than normal rainfall in March of 2006 negatively impacted the number of paid rounds of golf.

Resort merchandise sales for the first quarter of 2006 were about 3% lower than sales in the first quarter of 2005 reflecting the reduction in rounds of golf played, the relatively nominal 3% increase in occupancy levels at the resort, and the closure of one of our retail outlets (approximately 800 square feet) at the Kapalua Shops.

Revenues from the Kapalua Villas were approximately the same in the first quarter of 2006 compared to the first quarter of 2005 reflecting a higher average room rate, offset by a 9% decrease in occupied rooms. The average room rate at the Kapalua Villas increased by 28% in the first quarter of 2006 compared to the first quarter of 2005 reflecting an increase in direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2006	2005	inc
	(in millions)
Revenues	$30.1	$9.4	$20.7
% of consolidated revenues	51%	25%
Operating Profit	$23.4	$3.9	$19.5

The Community Development segment reported an operating profit of $23.4 million for the first quarter of 2006 compared to $3.9 million for the first quarter of 2005. Revenues from this operating segment were $30.1 million for the first quarter of 2006 compared to $9.4 million for the first quarter of 2005.

The improved results for the first quarter of 2006 primarily reflect the sale of approximately 1,800 acres of Upcountry Maui land described below.

Real Estate Sales

In the first quarter of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of Upcountry Maui land. The land sold was considered

“non-core” to our strategic plan because it is not suitable for precision pineapple cultivation and is also not suitable for the creation of a new holistic community.

The sale of two lots at Honolua Ridge Phase II residential subdivision closed escrow in the first quarter of 2006. The subdivision consists of 25 agricultural lots, which began selling in August 2005 and through the end of the first quarter of 2006, nine lots had closed escrow. Revenues and profit from this project are being recognized on a percentage-of-completion method, under which we recognized revenues of $5.7 million in the first quarter of 2006. Honolua Ridge Phase II was approximately 50% complete at March 31, 2006. Our balance sheet at March 31, 2006 included deferred revenues of $11.0 million related to Honolua Ridge Phase II, which represent cash received from the sale of the lots that have not been recognized as revenues under the percentage-of-completion method.

In the first quarter of 2005, we were selling lots in Honolua Ridge Phase I and recognized revenues of $7.3 million on a percentage-of-completion method. Honolua Ridge Phase I was approximately 78% complete at the end of the first quarter of 2005 and 19 lot sales had closed escrow through that date. At March 31, 2006, all of the Honolua Ridge Phase I lots have been sold and construction of the project was 100% complete.

Realty and Leasing

Kapalua Realty’s commission revenues from the resale of residential units in the Kapalua Resort was lower by 80% in the first quarter of 2006 compared to the first quarter in 2005 because of fewer transactions and lower average prices.

Revenues from leasing activities increased by about 19% for the first quarter of 2006 compared to the first quarter of 2005. The increase primarily reflects increased percentage rents as a result of higher rental rates.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At March 31, 2006, our total debt, including capital leases, was $20.6 million, compared to $11.1 million at December 31, 2005. At March 31, 2006, the Company had unused long-term credit lines of $23.5 million.

We are in the process of closing a $19.5 million loan that will be secured by the new fresh processing equipment, facility and office space that are presently under construction. The loan will require monthly principal and interest payments amortized over an average life of approximately 17 years. The loan is expected to close in early May 2006.

Operating Cash Flows

In the first three months of 2006, consolidated net cash flows used in operating activities were $1.3 million, compared to $1.5 million used for the first three months of 2005. By operating segment, these cash flows were approximately as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Agriculture	$0.9	$(1.2)
Resort	(0.3)	(0.9)
Community Development	0.8	0.9
Interest, taxes and other	(2.7)	(0.3)
Total	$(1.3)	$(1.5)

Cash used in operating activities in the first quarter of 2005 for the Agriculture segment includes approximately $2 million of payments for payroll and accounts payable for 2004 operations. The reduction in cash outflows from the Resort segment in the first quarter of 2006 was due to better collection of accounts receivable and a reduction in inventory purchases for logo retail shops because of the anticipated closure of the Kapalua Bay Hotel, which is expected to significantly impact the visitor traffic through the adjacent retail shops.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first quarter of 2006, closing of lot sales at Honolua Ridge Phase II resulted in $6.8 million of cash proceeds. In the first quarter of 2005, the closing of lot sales at Honolua Ridge Phase I subdivision resulted in cash proceeds of $2.9 million. Cash flows from the sales of lots in 2006 and 2005 were partially offset by payments for construction of the improvements.

The increase in cash outflows for interest, taxes and other primarily reflect income tax payments of $2.4 million in the first quarter of 2006.

Real Estate Sales Proceeds

In March 2006, we sold approximately 1,800 acres, which resulted in net sales proceeds of $21.9 million that that we intend to reinvest on a tax-deferred basis under Section 1031 of the Internal Revenue Code. In the first quarter of 2006, the reinvestment period expired on $5.2 million of proceeds from the previous sales of properties in 2005 and the funds were returned to us by the exchange intermediary. At March 31, 2006, we had $33.0 million of real estate sales proceeds on deposit with an exchange intermediary.

Future Cash Outflows

Contributions to pension plans and to other post-retirement plans are expected to be $2.6 million in 2006. We anticipate that if we are not successful in reinvesting the sales proceeds from the land sales that closed in December 2005 and March 2006 on a tax-deferred basis, then we would be required to make income tax payments of approximately $12 million with regard to those gains.

Consolidated capital expenditures (property, plant and equipment) for 2006 are expected to be approximately $66 million of which approximately $13 million is for the fresh fruit processing facility that will replace the existing fresh fruit packing facility at our Upcountry Maui plantation and $10 million are for the replacement of other existing equipment and facilities. We expect to incur approximately $6 million for deferred development costs, which will be reclassified to inventories or to fixed assets if and when the projects receive the necessary governmental entitlements and management approvals to proceed. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

Expenditures for Honolua Ridge Phase II, which we began selling in 2005, are expected to be approximately $13.5 million in 2006. These expenditures for subdivision infrastructure improvements to date have been funded by proceeds from pre-sale of the lots. Sixteen lots in Phase II remain to be sold at March 31, 2006, with one of those in escrow and to close in May.

FORWARD-LOOKING STATEMENTS

This and other reports filed by us, with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,”

“expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include, among others, statements relating to:

•       the timing and success of the Kapalua Bay Hotel redevelopment;

•       the closing of lot sales at the Honolua Ridge residential subdivisions;

•       the timing, cost and efficiency of the planned multi-client pineapple processing facility;

•       the timing and success of sale of “non-core” properties;

•       the timing and success of the Kapalua Resort initiatives to enhance and improve the resort and the Kapalua Villas;

•       expectations as to our cash commitments;

•       expectations as to our cash flows from operating and investing activities;

•       recoverability from operations of real estate development deferred costs and the net book value of our agriculture segment assets;

•       shifting towards greater levels of fresh fruit production;

•       the future cost of compliance with environmental laws; and

•       the effect of assumption changes on net periodic pension and other benefit costs.

In addition, from time to time, we may publish forward-looking statements as to those matters or other aspects of our anticipated financial performance, business prospects, new products, marketing initiatives or similar matters.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results  of Operations” in this quarterly report, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first quarter of 2006.

Item 4.                        Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 6.                        Exhibits

The following exhibits are filed herewith:

(10)     Material Contracts

(A)       Purchase and Sale Agreement effective as of March 14, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole and Margaret Cole.

(31)                Rule 13a – 14(a) Certifications

(32)                Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
May 9, 2006	/s/ ROBERT I. WEBBER
Date	Robert I. Webber
Chief Financial Officer/Senior Vice President Business Development
(Principal Financial Officer)