Form 10-Q
period 2006-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2006-08-08
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, no par value	7,522,050 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/06	12/31/05
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,070	$7,216
Accounts and notes receivable	14,592	19,605
Inventories	21,320	17,305
Other current assets	5,593	5,271
Total current assets	44,575	49,397
Property	260,853	236,250
Accumulated depreciation	(145,772)	(139,315)
Property—net	115,081	96,935
Other Assets	50,012	39,667
Total	$209,668	$185,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$423	$837
Trade accounts payable	14,835	18,418
Deferred revenue	8,554	11,380
Other current liabilities	20,343	9,862
Total current liabilities	44,155	40,497
Long-Term Liabilities
Long-term debt	18,890	10,284
Accrued retirement benefits	30,445	29,792
Other long-term liabilities	12,087	13,729
Total long-term liabilities	61,422	53,805
Minority Interest in Subsidiary	526	517
Commitments and Contingencies
Stockholders’ Equity
Common stock, no par value—9,000,000 and 8,000,000 shares authorized, 7,258,779 and 7,254,779 issued and outstanding	14,329	14,186
Additional paid-in-capital	3,997	2,930
Retained earnings	86,715	75,540
Accumulated other comprehensive loss	(1,476)	(1,476)
Stockholders’ Equity	103,565	91,180
Total	$209,668	$185,999

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	6/30/06	6/30/05
	(in thousands except share amounts)
Operating Revenues
Net sales	$22,861	$43,809
Operating income	10,632	7,262
Other income	88	99
Total Operating Revenues	33,581	51,170
Operating Costs and Expenses
Cost of sales	13,249	19,755
Operating expenses	10,935	8,516
Shipping and marketing	3,296	3,171
General and administrative	9,135	9,207
Total Operating Costs and Expenses	36,615	40,649
Operating Income	(3,034)	10,521
Equity in losses of affiliates	(1,540)	(112)
Interest expense	—	(95)
Interest income	511	10
Income (Loss) Before Income Taxes	(4,063)	10,324
Income Tax Expense (Benefit)	(1,463)	3,840
Net Income (Loss)	(2,600)	6,484
Retained Earnings, Beginning of Period	89,315	62,226
Retained Earnings, End of Period	$86,715	$68,710
Earnings Per Common Share
Basic	$(0.36)	$0.90
Diluted	$(0.36)	$0.89

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
AND RETAINED EARNINGS

(UNAUDITED)

	Six Months Ended
	6/30/06	6/30/05
	(in thousands except share amounts)
Operating Revenues
Net sales	$71,822	$71,279
Operating income	20,516	17,672
Other income	195	380
Total Operating Revenues	92,533	89,331
Operating Costs and Expenses
Cost of sales	29,080	35,398
Operating expenses	19,773	17,756
Shipping and marketing	6,873	6,967
General and administrative	18,761	16,502
Total Operating Costs and Expenses	74,487	76,623
Operating Income	18,046	12,708
Equity in losses of affiliates	(1,368)	(216)
Interest expense	(29)	(237)
Interest income	812	30
Income Before Income Taxes	17,461	12,285
Income Tax Expense	6,286	4,546
Net Income	11,175	7,739
Retained Earnings, Beginning of Period	75,540	60,971
Retained Earnings, End of Period	$86,715	$68,710
Earnings Per Common Share
Basic	$1.54	$1.07
Diluted	$1.52	$1.06

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	6/30/06	6/30/05
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$(2,101)	$516
Investing Activities
Purchases of property	(22,233)	(6,850)
Proceeds from disposal of property	16,258	2,643
Other	(4,182)	(808)
Net Cash Used in Investing Activities	(10,157)	(5,015)
Financing Activities
Payments of long-term debt and capital lease obligations	(26,288)	(6,396)
Proceeds from long-term debt	34,400	4,500
Net Cash Provided by (Used in) Financing Activities	8,112	(1,896)
Net Decrease in Cash and Cash Equivalents	(4,146)	(6,395)
Cash and Cash Equivalents at Beginning of Period	7,216	11,531
Cash and Cash Equivalents at End of Period	$3,070	$5,136

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $29,000 and $257,000 was paid during the six months ended June 30, 2006 and 2005, respectively. Income taxes of $2,381,000 and $273,000 were paid during the six months ended June 30, 2006 and 2005, respectively.

Non-Cash Investing Activities—In 2006, net cash sales proceeds of $21.9 million were deposited with a qualified exchange intermediary for re-investment on a tax-deferred basis. Amounts included in accounts payable for additions to property and other assets totaled $4,383,000 and $2,753,000 at June 30, 2006 and 2005, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended June 30, 2006 and 2005.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 Net income was equal to comprehensive income for the interim periods ended June 30, 2006 and 2005.

4.                 The effective tax rate for 2006 and 2005 differs from the statutory federal rate primarily because of the state tax provision and refundable state tax credits.

5.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $133,000 and $265,000 at June 30, 2006 and December 31, 2005, respectively.

6.                 Inventories as of June 30, 2006 and December 31, 2005 were as follows:

	6/30/06	12/31/05
	(in thousands)
Pineapple products
Finished goods	$5,025	$2,425
Work in progress	232	367
Raw materials	840	861
Real estate held for sale	8,641	5,651
Merchandise, materials and supplies	6,582	8,001
Total Inventories	$21,320	$17,305

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops.  The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at June 30, 2006 consisted of approximately 4,300 acres that are expected to yield approximately 25 tons per acre. At December 31, 2005, growing crops consisted of approximately 5,500 acres that are expected to yield approximately 33 tons per acre. The Company’s growing crops are in various stages of development, and will be harvested principally in the years 2006 through 2008.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. The Company recognizes revenues and profits using the percentage-of-completion method for the sale of lots that closed escrow in Honolua Ridge Phase I and Phase II residential subdivision at the Kapalua Resort. In the first half of 2006, three lots closed escrow in Honolua Ridge Phase II bringing the number sold to ten, with 15 lots remaining to be sold. At June 30, 2006, construction of the improvements for Honolua Phase II was estimated to be approximately 69% complete. Construction of Honolua Ridge Phase I and all of the lot sales were completed by the end of 2005. Costs of sales are allocated to each lot based on relative sales values. The estimated costs of the projects consist primarily of executed contracts with contractors. These estimates could be affected by unanticipated construction or land conditions that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. At June 30, 2006, deferred revenues (current liability) on the Company’s balance sheet related to Honolua Ridge Phase II were $7.3 million.

7.                 Real Estate Sales

In March 2006, the Company sold approximately 1,800 acres of Upcountry Maui land for $22.9 million. The Company recognized a gain of $21.5 million and deposited cash proceeds of $21.9 million with a qualified exchange intermediary. As of June 30, 2006, these sales proceeds remained on deposit and a portion of such proceeds are expected to be reinvested on a tax deferred basis (Internal Revenue Code Section 1031 exchange).

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

The total compensation expense recognized for stock-based compensation was $1,208,000 and $1,167,000 for the six months ended June 30, 2006 and 2005, respectively, and $565,000 and $660,000, for the three months ended June 30, 2006 and 2005, respectively. The total tax benefit related thereto was $435,000 and $420,000, for the six months ended June 30, 2006 and 2005, respectively, and $204,000 and $238,000, for the three months ended June 30, 2006 and 2005, respectively.

Stock Options

In May 2006, the Company’s shareholders approved the 2006 Equity and Incentive Award Plan (the “2006 Plan”) and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grants types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. Upon approval of the 2006 Plan, the Company’s Stock and Incentive Compensation Plan of 2003 (the “2003 Plan”) was terminated and no further grants will be made under that plan.

The 2003 Plan was approved by the Company’s shareholders on December 11, 2003 and included 500,000 shares of common stock authorized for issuance. The Company also has stock compensation agreements with its President and Chief Executive Officer under which non-qualified stock options (200,000 shares) and restricted stock (100,000 shares) were granted in 2003.

A summary of stock option award activity as of and for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)
Outstanding at December 31, 2005	613,500	28.99
Granted	305,000	38.04
Exercised	—
Forfeited	(26,500)	38.95
Outstanding at June 30, 2006	892,000	31.79	8.3	5,365
Exercisable at June 30, 2006	279,366	25.10	6.3	3,548

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $4,904,000 and $1,691,000, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $802,000 and $565,000, respectively.

For the six months ended June 30, 2006 and 2005, the fair value of the Company’s stock options awarded to employees was estimated using a Black-Scholes option pricing model and the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life of options in years	6.2	5.0
Expected volatility	32.4%	33.8%
Risk-free interest rate	4.9%	3.8%
Expected dividend yield	—	—

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.8%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of June 30, 2006, there was $8,619,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

In 2006, 149,750 shares of restricted stock were granted pursuant to the 2006 and 2003 Plans, including 100,000 shares to the Company’s President and Chief Executive Officer, 8,250 shares to new and re-elected directors, and the remainder to certain officers of the Company. The restricted shares vest as service is provided or vest subject to the achievement of certain performance measures. In the first half of 2006, 4,000 shares of restricted stock vested as the directors’ service requirements were met. The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $35.94 and $39.00, per share, respectively.

A summary of the activity for nonvested restricted stock awards as of and for the quarter ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value ($)
Nonvested balance at December 31, 2005	123,771	27.90
Granted	149,750	35.94
Forfeited	(6,250)	34.62
Vested	(4,000)	35.68
Nonvested balance at June 30, 2006	263,271	32.78

9.                 Operating Segment Information:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
	(in thousands)
Revenues
Agriculture	$14,341	$16,256	$30,264	$32,043
Resort	11,436	8,077	24,365	21,027
Community Development	7,514	26,821	37,602	36,227
Other	290	16	302	34
Total Operating Revenues	$33,581	$51,170	$92,533	$89,331
Operating Profit (Loss)*
Agriculture	$(3,427)	$(2,603)	$(5,725)	$(4,691)
Resort	(1,855)	(2,325)	(1,425)	(2,028)
Community Development	707	15,394	24,070	19,336
Other	1	(57)	(242)	(125)
Total Operating Profit (Loss)	(4,574)	10,409	16,678	12,492
Interest Expense	—	(95)	(29)	(237)
Interest Income	511	10	812	30
Income Tax (Expense) Benefit	1,463	(3,840)	(6,286)	(4,546)
Net Income (Loss)	(2,600)	6,484	11,175	7,739

                 * Includes allocated corporate general and administrative expenses

In 2006, responsibility for the Company’s Public Utilities Commission regulated water and sewage transmission operations that were accounted for in the Resort segment was transferred to the Community Development segment and prior year amounts were restated for comparability.

The Community Development segment as reorganized is comprised of all of the Company’s real estate entitlement, development, construction, sales, leasing and conservation activities, and Public Utilities Commission regulated water and sewage transmission operations.  The Community Development segment also includes the Company’s 51% equity interest in Kapalua Bay Holdings LLC (Note 14). Remaining in the Resort segment are the operations of three championship golf courses, a tennis facility, several retail outlets, and a vacation rental program (The Kapalua Villas) at the Kapalua Resort.

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Basic	7,256,800	7,228,569	7,255,806	7,227,576
Diluted	7,256,800	7,321,733	7,352,414	7,322,835

For the three months ended June 30, 2006, potentially dilutive common shares of 100,525 from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts (i.e. decrease loss per common share).

11.          Components of Net Periodic Benefit Cost

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Pension Benefits
Service cost	$401	$429	$803	$858
Interest cost	756	781	1,512	1,562
Expected return on plan assets	(808)	(810)	(1,616)	(1,620)
Amortization of prior service cost	6	12	13	24
Amortization of transition liability	12	6	24	13
Recognized actuarial loss	97	126	195	252
Net expense	$464	$544	$931	$1,089
Other Benefits
Service cost	$97	$91	$195	$182
Interest cost	238	240	475	480
Amortization of prior service cost	(32)	(32)	(64)	(64)
Special termination benefits	—	—	—	—
Recognized actuarial (gain)	(51)	(68)	(101)	(136)
Net Expense	$252	$231	$505	$462

The Company expects to contribute $1.9 million to its defined benefit pension plans and expects to contribute $727,000 to its other post-retirement benefit plans in 2006.

12.          Commitments and Contingencies

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $48,000 and $167,000 in 2005 and 2004, respectively, and paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

In addition to the matter noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

At June 30, 2006, the Company had commitments under signed contracts totaling $16.0 million, which primarily relate to real estate development projects.

13.          Related Party Transactions

In March 2006, the Company entered into an agreement to sell 190 acres of Upcountry Maui land and improvements thereon to David C. Cole, the Company’s Chairman, President and Chief Executive Officer, for $4.9 million. As provided for in the purchase and sale agreement, in August 2006, the boundaries of the subject property were adjusted to accommodate natural topographic features based on completion of a survey map; and accordingly, an amendment to the agreement revises the sales price to $4.1 million for 157 acres. Prior to the closing of the sale, the Company will lease a 3,500 square foot residence that is located on the property to Mr. Cole for $1,500 per month, which amount represents fair market value based on an estimate by a third party realtor. In August 2006, the Company entered into an agreement to sell approximately 89 acres of Upcountry Maui land to Duncan MacNaughton, a member of the Company’s Board of Directors, for $3.6 million. The agreement includes a provision for the Company to lease back the parcel at a nominal amount until August 30, 2007, should the sale close prior to that date. In April 2006, the Company entered into an agreement to sell approximately 181 acres of Upcountry Maui land to a Vice President/Community Development of the Company for $2.8 million. These land sale agreements were structured in compliance with the Company’s policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker’s commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors (the “Committee”). The Committee reviewed the appraisals and the terms of the agreements with the other independent Directors, and the sales were approved by all of the independent Directors. The sales agreements require a deposit of $50,000 upon execution and the balance of the sales price is payable in cash upon closing of the sale. Subdivision of the land parcels is a condition precedent to the closing of the sales. The Company estimates that the closings will occur in 2007. The subject properties had been previously designated for sale in 2004 as part of the real estate that is considered non-core to the Company’s operations.

14.          Kapalua Bay Holdings, LLC

The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC, a Delaware limited liability company (“Bay Holdings”), which is the sole member of Kapalua Bay LLC, a Delaware limited liability company (“Kapalua Bay”). Kapalua Bay intends to construct a residential development on land that it owns at the site of the former Kapalua Bay Hotel, which was closed in April 2006, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Major operating and financial decisions require approval of all the members in Bay Holdings and, accordingly, the Company’s investment in Bay Holdings is being accounted for using the equity method, rather than being consolidated with the Company’s financial statements, because the Company does not have a controlling interest in Bay Holdings. In July 2006, Kapalua Bay entered into a construction loan agreement for the lesser of $370 million or 61.6% of the total projected cost of the project. Upon closing of the loan, the lender disbursed an initial advance of $40.1 million to Kapalua Bay. The lender is not obligated to make further advances until certain building permits for the project have been issued. The Company estimates that such building permits will be issued in the fourth quarter of 2006. After issuance of the building permits, Kapalua Bay may borrow up to an additional $44.9 million, for a total advance of $85 million. Subsequent borrowings by Kapalua Bay are contingent upon sales of residential units equal to or exceeding $285.0 million. As of July 2006, there has been $166.3 million in sales. The loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay, the adjacent spa parcel owned by the Company, and all of the sales contracts. The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events. The members’ guarantee to the lender does not include payment in full of the loan. The Company contributed $510,000 to the joint venture in June 2006.

Summarized operating statement information for Kapalua Bay Holdings, LLC for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$435	$6,073	$6,668	$12,038
Expenses	3,449	6,130	9,351	12,312
Net Profit (Loss)	$(3,014)	$(57)	$(2,683)	$(274)

Note:  Kapalua Bay Hotel was closed for demolition in April 2006 in connection with the construction of the residential development. The Company’s portion of the losses is recorded as “Equity in Losses of Affiliates” in the Condensed Consolidated Statements of Operations.

15.          Subsequent Event

On July 14, 2006 (the “Effective Date”), Kapalua Bay entered into a Construction Loan Agreement (the “Loan Agreement”) with Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman”), pursuant to which Lehman agreed to loan to Kapalua Bay the lesser of $370,000,000 and 61.6% of the total projected cost of the project in order to fund various stages of the project pursuant to the terms and conditions set forth therein (the “Loan”). Interest accrues on the Loan at a floating rate equal to the one (1) month LIBOR rate plus two hundred twenty (220) basis points, or 2.2% (the “Adjusted LIBOR Rate”). Subject to certain limitations, during the term of the Loan, Kapalua Bay may elect to have the then-current Adjusted LIBOR Rate apply to some or all of the outstanding Loan amount. All principal and interest amounts due under the Loan shall be due and payable in full on August 1, 2009 unless Kapalua Bay elects to extend the maturity date for up to two additional terms of twelve (12) months, which elections are subject to the satisfaction of certain conditions. Kapalua Bay may not prepay the Loan at any time prior to the second anniversary of the Effective Date, but may prepay the Loan thereafter, provided that it pays certain costs and fees as set forth in the Loan Agreement. Kapalua Bay paid Lehman a loan fee of $3.7 million out of the proceeds of the initial advance under the Loan Agreement, which payment represents one percent (1.0%) of the maximum Loan amount and is non-refundable regardless of when the Loan is repaid or whether any further advances of the Loan are made. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The Loan is not revolving in nature and amounts repaid may not be subsequently advanced. All Loan proceeds disbursed by Lehman shall be used only for specified budgeted items for which such proceeds were advanced. See Note 14.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company”, “we,” “our,” and “us,” refers to either the Company alone, or the Company and its subsidiaries.

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. Principal subsidiaries include Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

The Agriculture segment primarily includes growing, packing, processing, and marketing processed and fresh pineapple. The fruit grown by us principally consists of three types of pineapple, Maui Gold and Hawaiian Gold® (usually sold as fresh, whole fruit), Champaka (largely used for canning) and fresh organic pineapple.

Our current strategy is to expand our presence in the fresh pineapple market, while selectively reducing our reliance on the processed pineapple market. Therefore, over recent years, we have decreased the tonnage of fruit going to our cannery and commensurately reduced the number of processed pineapple customers that we serve.

Our strategy focuses on marketing only the highest quality of fresh pineapple. We use our processed pineapple operations to complement the fresh operations, and direct fruit to either our processed or our fresh packing facility at the time of harvest based on a variety of factors, including market conditions, fruit size and fruit quality. The transition of our Agriculture operations continues with an emphasis on automating many labor-intensive functions and upgrading our workforce through selective training and performance-based compensation programs.

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, we have made significant progress in implementing improved crop maintenance and agronomic practices that have improved our plant yields (tons of fruit per acre) and fruit quality.

Resort

The Kapalua Resort is part of approximately 21,800 acres of our land-holdings in West Maui, most of which remain as open space. Presently, the Kapalua Resort development includes approximately 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, three championship golf courses (The Bay, The Village and The Plantation), a ten-court tennis facility, a shopping center, several restaurants, and over 800 single family residential lots, condominiums and homes. We operate Kapalua Resort’s three golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. As of June 30, 2006 we had 259 units in the Kapalua Villas vacation rental program.

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

The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua, and our 51% equity interest in Kapalua Bay Holdings LLC, the limited liability company that purchased the Kapalua Bay Hotel and the adjacent retail shops. Kapalua Bay Holdings LLC has begun demolition of the Kapalua Bay Hotel in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at the Kapalua Bay Hotel’s current location.

We have approximately 1,700 acres of land in Maui that are at various stages in the land entitlement process. We must obtain appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

The Community Development segment is working on a number of real estate development and Kapalua Resort revitalization projects, some of which are as follows:

•       Honolua Ridge Phase II is a 25-lot subdivision of agricultural zoned land at the Kapalua Resort, which is presently under construction and being sold. The lots range in size from 4 to 30 acres.

•       Kapalua Mauka is a 690-unit residential, golf and commercial project, which received zoning approval in February 2006. The first phase of Kapalua Mauka is scheduled to break ground in early 2007 and detailed planning is currently underway.

•       Honolua Village is 12,000 square feet of commercial space in the central area of Kapalua Resort, which is currently under construction and will house, among other tenants, Kapalua Realty, Kapalua Logo Store, Sansei Restaurant, La Perle Fine Jewelry and the new Kapalua real estate sales and information center.

•       Pulelehua is a proposed “new urbanism” community of approximately 882 units in West Maui that will include a variety of housing types, mixed commercial and residential uses, and neighborhood serving commercial uses. Over 50% of the homes and apartments are intended to be affordable for working families as defined by the County of Maui. We are presently in the entitlement phase of this project.

•       Hali`imaile Town is a planned new town in Upcountry Maui that we expect to be a holistic community where sustainable agriculture, education, and green building principles are core design elements. We are presently in the conceptual design phase of this project, with entitlement applications to be submitted in 2007. We are proceeding with the design of a mixed-use residential and commercial area on eleven acres of existing urban-zoned land.

Current Developments

In the second quarter of 2006, some of the Company’s significant transactions, events and key initiatives include the following:

•       In early April, the Kapalua Bay Hotel held its final guest night and closed its doors. In conjunction with our joint venture partners in Kapalua Bay Holdings LLC, we began the recycling and upcycling of all salvable materials with the intent of reusing over 90% of the material from the existing hotel. Demolition of the property commenced in July.

•       In May, our shareholders re-elected David C. Cole, Walter A. Dods Jr. and Fred E. Trotter III, as Class I Directors.

•       In May, our shareholders approved a 1,000,000 share increase in authorized shares to be placed in the newly approved 2006 Equity and Incentive Award Plan.

•       In May, our Resort and Community Development segments implemented a new accounting system.

•       In June, the Pulelehua project was approved by the State Land Use Commission and the County Planning Commission recommended approval of the project to the Maui County Council. We are currently in the process of securing a date for hearing of the project by the Maui County Council Land Use Committee.

•       In June, Kapalua Bay LLC began to finalize binding sales contracts for the whole ownership units that will be constructed on the Kapalua Bay Hotel site and in July, we began sales of fractional ownership units.

•       In June, our new fresh fruit packing line at Kahului commenced operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the most recently filed Form 10-K and have not changed materially from that discussion.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

CONSOLIDATED

	Three Months Ended June 30,
	2006	2005	difference
	(in millions, except per share amounts)
Consolidated Revenues	$33.6	$51.2	$(17.6)
Net Income (Loss)	$(2.6)	$6.5	$(9.1)
Basic Earnings Per Common Share	$(0.36)	$0.90	$(1.26)

We reported a net loss of $2.6 million ($.36 per share) for the second quarter of 2006 compared to net income of $6.5 million ($.90 per share) for the second quarter of 2005. Consolidated revenues for the second quarter of 2006 were $33.6 million compared to $51.2 million for the second quarter of 2005. The reduction in consolidated results in the second quarter of 2006 was due to a decrease of $1.9 million in revenues from the Agriculture segment and a decrease of $19.3 million in revenues from the Community Development segment, partially offset by an increase of $3.4 million in revenues from the Resort segment. The primary difference was a decrease of $14.5 million in revenues and $10.5 million in consolidated pre-tax profit from land sales that were recorded in the three months ended June 30, 2005.

General and Administrative

Consolidated general and administrative expenses decreased by 1% to $9.1 million for the second quarter of 2006 from $9.2 million for the second quarter of 2005.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended June 30,
	2006	2005	difference
	(in millions)
Salaries & wages	$2.8	$2.3	$0.5
Employee incentives & stock compensation	0.9	1.0	(0.1)
Professional services	1.2	1.5	(0.3)
Depreciation expense	1.3	1.7	(0.4)
Other	2.9	2.7	0.2
Total	$9.1	$9.2	$(0.1)

The increase in salaries and wages in the second quarter of 2006 compared to the second quarter of 2005 was largely due to personnel and wage increases, as well as salaries and wages for our Agriculture segment personnel who were taken out of operations and are being trained for other work. These employees were removed from pineapple operations in connection with the transition to a less labor-intensive operation that is more focused on fresh fruit.

The decrease in professional services primarily reflects costs incurred in 2005 to maintain and adjust the accounting system that was being used by our Agriculture segment. A decision was made in the fourth quarter of 2005 to replace accounting information technology systems and standardize our primary accounting systems and processes used by all of our businesses.

The reduction in depreciation expense charged to general and administrative expense reflects the change in estimated useful lives for our cannery and can plant assets. In the second quarter of 2005, we estimated that the new cannery and can plant would be in service by the end of the second quarter of 2006. In January 2006, our plans were revised to move forward with the fresh fruit packing facility and to postpone the completion of the cannery and can plant renovations to 2007. We prospectively revised the depreciation charges in the fourth quarter of 2005 for this change in estimated useful lives of the cannery and can plant. The reduction in depreciation expense for the cannery and can plant was partially offset by the acceleration of depreciation charges for the agriculture and corporate accounting systems. These accounting system assets have been fully depreciated as of June 30, 2006, as the new accounting system was placed in service as of the beginning of the third quarter of 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of service provided to the operating segments.

Interest Expense

Interest expense was -0- for the second quarter of 2006 compared to $95,000 for the second quarter of 2005. Interest incurred in the second quarter of 2006 was $488,000, all of which was capitalized to construction projects. Our major capital projects under construction in 2006 include Honolua Ridge Phase II, Honolua Village, the fresh processing facility and offices, and replacement of our accounting systems. In the second quarter of 2005, interest incurred was $293,000 of which $198,000 was capitalized. Our effective interest rate on borrowings was 7.4% in the second quarter of 2006 compared to 6.2% in the second quarter of 2005.

AGRICULTURE

	Three Months Ended June 30,
	2006	2005	difference
	(in millions)
Revenues	$14.3	$16.3	$(2.0)
% of consolidated revenues	43%	32%
Operating Loss	$(3.4)	$(2.6)	$(0.8)

The Agriculture segment produced an operating loss of $3.4 million for the second quarter of 2006 compared to an operating loss of $2.6 million for the second quarter of 2005. Revenues for the second quarter of 2006 were $14.3 million or 12% lower than the second quarter of 2005.

The Agriculture segment revenues were lower in the second quarter of 2006 compared to the second quarter of 2005 because lower case volume of processed pineapple sales were only partially offset by higher case volume of fresh pineapple sales. Additionally, heavy state-wide rains and cooler temperatures than normal during 2006 resulted in some delays in fruit maturity to the third quarter. Operating losses reported by the Agriculture segment for the second quarters of 2006 and 2005 included $1.1 million and $1.2 million, respectively, of accelerated depreciation charges for assets where the estimated useful lives have been reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $764,000 in the second quarter of 2006 related to inventories that were considered obsolete with the change to the new fresh processing facility that went into operation in June 2006; and $525,000 of charges related to re-training employees.

Canned and Fresh Operations

The case volume of fresh pineapple sales increased by 38% and the average revenue per case of fresh pineapple sold decreased by 2% in the second quarter of 2006 compared to the second quarter of 2005. Revenues from fresh pineapple sales were approximately 54% of the Agriculture segment net sales for the second quarter of 2006, compared to approximately 35% for the second quarter of 2005.

The case volume of processed pineapple sales decreased by 42% for the second quarter of 2006 as compared to the second quarter of 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products increased by approximately 7% for the second quarter of 2006 compared to the second quarter of 2005.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 16% of our case volume of canned pineapple sales in the second quarter of 2006 compared to 39% in the second quarter of 2005. The decrease in the percentage of processed pineapple sales to the U. S. Government is a result of unanticipated sales that occurred in 2005 that were not repeated in 2006.

The Agriculture segment cost of sales was lower by 14% in the second quarter of 2006 compared to the second quarter 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed, while the average per unit cost of sales for fresh pineapple was about the same for both periods.

Agriculture segment shipping and marketing cost increased by $426,000 or 20%, in the second quarter of 2006 as compared to the second quarter of 2005 principally reflecting the higher sales volume of fresh pineapple and increased freight fuel surcharge costs. However, the average shipping and selling cost for our fresh pineapple was lower in the second quarter of 2006 compared to the second quarter of 2005 primarily because in 2006 we shipped approximately 69% our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 62% in the second quarter of 2005.

RESORT

	Three Months Ended June 30,
	2006	2005	difference
	(in millions)
Revenues	$11.4	$8.1	$3.3
% of consolidated revenues	34%	16%
Operating Loss	$(1.9)	$(2.3)	$0.4

The Resort segment reported an operating loss of $1.9 million for the second quarter of 2006 compared to $2.3 million for the second quarter of 2005. Resort segment revenues were $11.4 million for the second quarter of 2006 compared to $8.1 million for the second quarter of 2005, an increase of 41%, as a result of increased revenues from the Kapalua Villas and from our golf operations primarily due to rate increases.

The Plantation Course was closed during the entire second quarter of 2005 for renovation of the greens and bunkers. The closure of that golf course for four months in 2005 negatively impacted the operating results from Resort operations in the second quarter of 2005 compared to the same period in 2006.

Hotel and condominium room occupancies at the Kapalua Resort and to a somewhat lesser extent for Maui in general, largely drives resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed. This resulted in a 23% reduction in available rooms at Kapalua Resort for the second quarter of 2006 compared to the second quarter of 2005, and as expected, negatively affected the results of Resort operations in the second quarter of 2006.

Golf, Retail and Villas

Revenues from golf operations increased by 38% for the second quarter of 2006 compared to the second quarter of 2005. Paid rounds of golf increased by 5% and average green and cart fees increased by 30% in the second quarter of 2006 compared to the second quarter of 2005.

Resort retail sales for the second quarter of 2006 were about 1% higher than sales in the second quarter of 2005, reflecting lower sales in 2005 because of the closure of the Plantation Course, partially offset by the reduction in retail area in the second quarter of 2006. In May 2006, we closed our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel. We expect to have approximately 1,700 square feet of retail area for similar merchandise when Honolua Village opens in the central resort area in September 2006.

Revenues from the Kapalua Villas were higher in the second quarter of 2006 compared to the second quarter of 2005 reflecting a 14% higher average room rate and 14% increase in the number of occupied rooms. The increase in average room rate in the second quarter of 2006 compared to the second quarter of 2005 reflects an increase in direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Three Months Ended June 30,
	2006	2005	difference
	(in millions)
Revenues	$7.5	$26.8	$(19.3)
% of consolidated revenues	22%	52%
Operating Profit	$0.7	$15.4	$(14.7)

The Community Development segment reported an operating profit of $707,000 for the second quarter of 2006 compared to $15.4 million for the second quarter of 2005. Revenues from this operating segment were $7.5 million for the second quarter of 2006 compared to $26.8 million for the second quarter of 2005.

Lower results in 2006 primarily reflect land sales transactions during the second quarter of 2005. In the second quarter of 2005, the Company concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. The Company also completed land sales of approximately 129 acres of Upcountry Maui land. Revenues of $14.5 million and operating profit of $10.5 million from these two real estate sales transactions were recognized by the Community Development segment in the second quarter of 2005.

Our equity in the losses of Kapalua Bay Holdings LLC was $1.5 million in the second quarter of 2006 compared to $29,000 in the second quarter of 2005. The increased loss was primarily the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise the Residences at Kapalua Bay project.

Real Estate Sales

Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of the second quarter of 2006, ten lots had closed escrow, with one lot closing in the second quarter of 2006. Revenues and profit from this project are being recognized on a percentage-of-completion method, under which we recognized revenues of $5.4 million in the second quarter of 2006. Honolua Ridge Phase II was approximately 69% complete at June 30, 2006. Our balance sheet at June 30, 2006 included deferred revenues of $7.3 million related to Honolua Ridge Phase II, which represents cash received from the sale of lots that have not been recognized as revenues under the percentage-of-completion method.

In the second quarter of 2005, we recognized revenues of $9.9 million on a percentage-of-completion method, from our Honolua Ridge Phase I. This subdivision was approximately 92% complete at the end of the second quarter of 2005 and 22 lot sales had closed escrow through that date. All of the Honolua Ridge Phase I lots were sold and construction of the project was 100% complete by the end of 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

CONSOLIDATED

	Six Months Ended June 30,
	2006	2005	difference
	(in millions, except per share amounts)
Consolidated Revenues	$92.5	$89.3	$3.2
Net Income	$11.2	$7.7	$3.5
Basic Earnings Per Common Share	$1.54	$1.07	$0.47

We reported net income of $11.2 million ($1.54 per share) for the first six months of 2006 compared to net income of $7.7 million ($1.07 per share) for the first six months of 2005. Consolidated revenues for the first six months of 2006 were $92.5 million compared to $89.3 million for the first six of 2005. The improved results were attributable to the sale of non-core land in Upcountry Maui recorded by our Community Development segment and improved operating results from our Resort operations, partially offset by lower results from the Agriculture segment.

General and Administrative

Consolidated general and administrative expenses increased by 14% to $18.8 million for the first six months of 2006 from $16.5 million for the first six months of 2005.

The major components of the difference in general and administrative expenses were as follows:

	Six Months Ended June 30,
	2006	2005	difference
	(in millions)
Salaries & wages	$5.5	$4.1	$1.4
Employee incentives & stock compensation	2.2	1.4	0.8
Professional services	2.5	2.5	—
Depreciation expense	2.6	2.5	0.1
Other	6.0	6.0	—
Total	$18.8	$16.5	$2.3

Approximately $700,000 of the increase in salaries and wages in the first six months of 2006 was due to salaries and wages for our Agriculture segment personnel who were taken out of operations and are being trained for other work. These employees were removed from the pineapple operations in connection with the transition to a less labor-intensive operation that is more focused on fresh fruit. The remaining increase in salaries and wages were the result of increases in personnel and wage adjustments. The increase in employee incentives and stock compensation expense was principally the result of accruals for performance-based incentives, reflecting our increased emphasis on performance-based pay plans.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of the services provided to the operating segments.

Interest Expense

Interest expense was $29,000 for the first six months of 2006 compared to $237,000 for the first six months of 2005. Interest incurred in the first half of 2006 was $821,000, of which $792,000 was capitalized to construction projects. Our major capital projects under construction in 2006 include Honolua Ridge

Phase II, Honolua Village, the fresh processing facility and offices, and replacement of our accounting systems. In the first half of 2005, interest incurred was $574,000 of which $337,000 was capitalized. Our effective interest rate on borrowings was 7.3% in the first half of 2006 compared to 6.0% in the first half of 2005.

AGRICULTURE

	Six Months Ended June 30,
	2006	2005	difference
	(in millions)
Revenues	$30.3	$32.0	$(1.7)
% of consolidated revenues	33%	36%
Operating Loss	$(5.7)	$(4.7)	$(1.0)

The Agriculture segment produced an operating loss of $5.7 million for the first six months of 2006 compared to an operating loss of $4.7 million for the first six months of 2005. Revenues for the first six months of 2006 were $30.3 million or 6% lower than the first six months of 2005 primarily due to a lower case volume of processed pineapple sales that were only partially offset by higher case volume of fresh pineapple sales. Additionally, heavy state-wide rains and cooler temperatures than normal during 2006 resulted in some delays in fruit maturity to the third quarter. Operating losses reported by the Agriculture segment for the first six months of 2006 and 2005 include $2.2 million and $1.4 million, respectively, of accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $764,000 in June 2006 related to inventories that were considered obsolete with the change to the new fresh processing facility that went into operation in June 2006; and $973,000 of charges related to re-training employees.

Canned and Fresh Operations

The case volume of fresh pineapple sales increased by 37% and the average revenue per case of fresh pineapple sold decreased by 1% in the first six months of 2006 compared to the first six months of 2005. Revenues from fresh pineapple sales were approximately 48% of the Agriculture segment net sales for the first six months of 2006, compared to approximately 33% for the first six months of 2005.

The case volume of processed pineapple sales decreased by 34% for the first six months of 2006 as compared to the first six months of 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products increased by approximately 12% for the first six months of 2006 compared to the same period of 2005.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 31% of our case volume of canned pineapple sales in the first six months of 2006 compared to 39% in the first six months of 2005. The decrease in the percentage of processed pineapple sales to the U. S. Government is a result of unanticipated sales in 2005 that did not recur in 2006.

The Agriculture segment cost of sales was lower by 10% in the first six months of 2006 compared to the first six months of 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed, while the average per unit cost of sales for fresh pineapple was about the same for both periods.

Agriculture segment shipping and marketing cost increased by $553,000 or 13%, in the first six months of 2006 as compared to the same period of 2005 principally reflecting the higher sales volume of fresh pineapple and increased freight fuel surcharge costs. However, the average shipping and selling cost for our fresh pineapple was lower in the first six months of 2006 compared to the first six months of 2005 primarily because in 2006 we shipped approximately 72% of our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 64% in the first six months of 2005.

RESORT

	Six Months Ended June 30,
	2006	2005	inc
	(in millions)
Revenues	$24.4	$21.0	$3.4
% of consolidated revenues	26%	24%
Operating Loss	$(1.4)	$(2.0)	$0.6

The Resort segment reported an operating loss of $1.4 million for the first six months of 2006 compared to $2.0 million for the first six months of 2005. Resort segment revenues were $24.4 million for the first six months of 2006 compared to $21.0 million for the first six months of 2005, an increase of 16% as a result of increased revenues from the Kapalua Villas and from our golf operations primarily due to rate increases.

The Plantation Course was closed from April through July of 2005 for renovation of the greens and bunkers. The closure of that golf course for four months in 2005 negatively impacted the operating results from Resort operations in the first six months of 2005 compared to the same period in 2006.

Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed. This resulted in a 10% reduction in available rooms for the first six months of 2006 compared to the first six months of 2005, and as expected, negatively affected the results of Resort operations in the first six months of 2006.

Golf, Retail and Villas

Revenues from golf operations increased by 3% for the first six months of 2006 compared to the first six months of 2005. Overall, paid rounds of golf increased by 1%, and average green and cart fees increased by 23% in the first six months of 2006 compared to the first six months of 2005.

Resort retail sales for the first six months of 2006 were about 2% lower than sales in the first six months of 2005. Lower retail sales reflect the closure of the Kapalua Bay Hotel and the closure of our Logo Shop, Kids Shop and Home Store in May 2006, and our Kapalua Collection Store in March 2006. These shops were adjacent to the hotel and represented approximately 6,600 square feet of retail area. We expect to have approximately 1,700 square feet of retail area for merchandise when Honolua Village opens in the central resort area in September 2006.

Revenues from the Kapalua Villas increased in the first six months of 2006 compared to the first six months of 2005 primarily reflecting a 22% increase in the average room rates, partially offset by a lower number of occupied rooms. The increase in average room rates were due to a greater number of direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Six Months Ended June 30,
	2006	2005	inc
	(in millions)
Revenues	$37.6	$36.2	$1.4
% of consolidated revenues	41%	41%
Operating Profit	$24.1	$19.3	$4.8

The Community Development segment reported an operating profit of $24.1 million for the first six months of 2006 compared to $19.3 million for the first six months of 2005. Revenues from this operating segment were $37.6 million for the first six months of 2006 compared to $36.2 million for the first six months of 2005.

In the first six months of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of non-core Upcountry Maui land. In the first six months of 2005, we recognized revenues of $14.5 million and operating profit of $10.5 million from two real estate sales transactions. In June of 2005, we concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. We also sold approximately 129 acres of Upcountry Maui land.

Our equity in the losses of Kapalua Bay Holdings, LLC was $1.4 million in the first six months of 2006 compared to $140,000 in the first six months of 2005. The increased loss was the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise the Residences at Kapalua Bay project.

Real Estate Sales

Honolua Ridge Phase II residential subdivision consists of 25 agricultural lots, which began selling in August 2005. Through the end of the first six months of 2006, ten lots had closed escrow, with three lot sales closing in the first half of 2006. Revenues and profit from this project are being recognized on a percentage-of-completion method, under which we recognized revenues of $11.1 million in the first six months of 2006. Honolua Ridge Phase II was approximately 69% complete at June 30, 2006. Our balance sheet at June 30, 2006 included deferred revenues of $7.3 million related to Honolua Ridge Phase II, which represents cash received from the sale of the lots that have not been recognized as revenues under the percentage-of-completion method.

In the first six months of 2005, we were selling lots in Honolua Ridge Phase I and recognized revenues of $17.2 million on a percentage-of-completion method. Honolua Ridge Phase I was approximately 92% complete at the end of the first six months of 2005 and 22 lot sales had closed escrow through that date. All of the Honolua Ridge Phase I lots were sold and construction of the project was 100% complete by the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At June 30, 2006, our total debt, including capital leases, was $19.3 million, compared to $11.1 million at December 31, 2005. The increase was primarily due to capital expenditures and cash for operating activities. At June 30, 2006, the Company had unused long-term credit lines of $24.5 million.

Operating Cash Flows

In the first six months of 2006, consolidated net cash flows used in operating activities were $2.1 million, compared to cash flow provided by operating activities of $516,000 for the first six months of 2005. By operating segment, these cash flows were approximately as follows:

	Six Months Ended June 30,
	2006	2005
	(in millions)
Agriculture	$0.8	$(1.1)
Resort	4.4	0.6
Community Development	(5.1)	1.7
Interest, taxes and other	(2.2)	(0.7)
Total	$(2.1)	$0.5

The increase in cash provided by operating activities from the Agriculture segment for the first six months of 2006 compared to the same period in 2005 reflects increased collection of accounts receivable, partially offset by increased cash outflows for payments for pineapple inventories. The second and third quarters of the year is generally when higher than average cash outflows occur in the pineapple operations for harvesting and packing.

The increase in cash provided by operating activities from the Resort segment for the first six months of 2006 compared to the first six months of 2005 primarily reflect the timing of payment of accounts payable, improved collections of accounts receivable, and the approximate $600,000 reduction in loss from operations.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first six months of 2006, closing of lot sales at Honolua Ridge Phase II resulted in $8.5 million of cash proceeds. In the first six months of 2005, the closing of lot sales at Honolua Ridge Phase I subdivision resulted in cash proceeds of $8.9 million. Lot sales proceeds in 2006 and 2005 were offset by payments for the construction of the improvements and other operating costs.

The increase in cash outflows for interest, taxes and other primarily reflect income tax payments of $2.4 million in the first six months of 2006.

Real Estate Sales Proceeds

In the first six months of 2006, we sold approximately 1,800 acres, which resulted in net sales proceeds of $21.9 million that that we may reinvest on a tax-deferred basis under Section 1031 of the Internal Revenue Code. In the first six months of 2006, the reinvestment period expired on $16.3 million of proceeds from the previous sales of properties in 2005 and the funds were returned to us by the exchange intermediary. At June 30, 2006, we had $21.9 million of real estate sales proceeds on deposit with an exchange intermediary.

Future Cash Outflows

Contributions to pension plans and to other post-retirement plans are expected to be $2.6 million in 2006. We anticipate that if we are not successful in reinvesting the sales proceeds from the land sales that closed in December 2005 and March 2006 on a tax-deferred basis, then we would be required to make income tax payments with regard to those gains.

Cash obligations in connection with the construction of the Residences at Kapalua Bay project are expected to total approximately $25.4 million in 2006. See Notes 14 and 15 to Condensed Consolidated

Financial Statements. We expect to be able to fund this cash requirement with cash flows provided by operating and investing activities and with debt proceeds.

Consolidated capital expenditures (property, plant and equipment) for 2006 are expected to be approximately $50 million of which approximately $13 million relates to the fresh fruit processing facility that will replace our existing fresh fruit packing facility, and $7 million are for the replacement of other existing equipment and facilities. We expect to incur approximately $9 million for deferred development costs, which will be reclassified to inventory or to fixed assets if and when the projects receive the necessary governmental entitlements and management approvals to proceed. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

Expenditures for Honolua Ridge Phase II, which we began selling in 2005, are expected to be approximately $13.5 million in 2006. Expenditures for subdivision infrastructure improvements to date have been funded by proceeds from pre-sales of the lots. Fifteen lots in Phase II remain to be sold at June 30, 2006, with four of those in escrow and expected to close in September.

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

•       the timing and success of the Residences at Kapalua Bay project;

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

•       expectations as to the amount and terms of available credit;

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first half of 2006.

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

PART II   OTHER INFORMATION

Item 1A.                Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and as set forth below in this Item IA. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2005, but are not a complete list of all of our risk factors.

We have entered into limited guarantees under which we may be required to guarantee completion of the Kapalua Bay project or certain limited recourse obligations of Kapalua Bay, LLC.

Kapalua Bay, LLC, a wholly owned subsidiary of Kapalua Bay Holdings, LLC, in which we own a 51% ownership interest, entered into a construction loan agreement with Lehman Brothers Holdings Inc. on July 14, 2006, pursuant to which Lehman may loan Kapalua Bay up to $370 million. Kapalua Bay intends to construct a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Kapalua Bay. In connection with entering into the construction loan agreement by Kapalua Bay, we, and other members of Kapalua Bay Holdings entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Kapalua Bay Holdings agreed to guarantee substantial completion of the project and to reimburse Lehman for expenses incurred by Lehman toward completion of the project. Under the recourse guaranty, members of Kapalua Bay Holdings agreed to reimburse Lehman for losses incurred by Lehman due to specified actions of Kapalua Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Kapalua Bay fails to complete the project or takes any of the specified actions that result in expenses to Lehman and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could materially and adversely affect our results of operations and financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

On May 8, 2006, the annual meeting of the Company’s shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 13, 2006, the record date of the annual meeting, was 7,378,550. The results of the voting were as follows:

Proposal 1:   Election of Class One Directors for a three-year term:

	Shares Voted For	Shares Withheld
David C. Cole	6,127,674	839,746
Walter A. Dods Jr.	6,130,781	836,639
Fred E. Trotter III	6,142,275	825,145

Proposal 2:   Ratification of Deloitte & Touche LLP the independent registered public accounting firm of the Company for the fiscal year 2006:

Shares voted for:	6,929,589
Shares voted against:	32,025
Shares abstained:	5,806

Proposal 3:   Approval of amendment to the Articles of Association to authorize an additional 1,000,000 shares of common stock

Shares voted for:	6,141,906
Shares voted against:	813,845
Shares abstained:	11,669

Proposal 4:   Approval of 2006 Equity and Incentive Award Plan

Shares voted for:	3,914,057
Shares voted against:	1,786,717
Shares abstained:	14,005

There were no broker non-votes on any matter voted upon at the meeting.

The terms of the following members of the Company’s Board of Directors continued after the annual meeting:  John H. Agee, Thomas M. Gottlieb, Warren H. Haruki, David A. Heenan, Kent T. Lucien and Duncan MacNaughton.

Item 5.                        Other Information

Amendment to Stock Option Agreement for David C. Cole—On August 7, 2006, the Company and David C. Cole entered into an agreement to amend a stock option agreement dated October 6, 2003. The amendment changed the exercise price for 133,333 shares of our common stock underlying the option from $19.70 to $27.60, the fair market value of our common stock as of the date of the option grant. The amendment is filed herewith as Exhibit 10.1.

Restricted Stock Award Agreement for David C. Cole—On August 4, 2006, the Company and David C. Cole entered into an agreement, effective as of May 8, 2006, for the grant of 100,000 shares of our restricted common stock to Mr. Cole. The restricted stock award was approved by our Board and communicated to Mr. Cole on May 8, 2006. The restricted shares will vest following the end of the fiscal years ending December 31, 2007, 2008, and 2009, provided that the performance criteria for the applicable year are achieved, as determined in the sole and complete discretion of the Compensation Committee of the Company’s Board of Directors (the “Committee”). The vesting of the shares relating to fiscal year 2007 will require the Company’s principal subsidiaries to achieve profitable operations for the fiscal year ending December 31, 2007 at performance thresholds, and other performance criteria, to be adopted by the Committee during the first quarter of fiscal year 2007. Specific performance criteria for fiscal years 2008 and 2009 shall be established by the Committee prior to the end of the first quarter of each fiscal year, as applicable. All other terms and conditions are pursuant to the Restricted Stock Award Agreement and the Award Grant Notice, which are filed herewith as Exhibit 10.2.

Stock Option Agreement for David C. Cole—On August 4, 2006, the Company and David C. Cole entered into an agreement, effective as of May 8, 2006, for the grant of an option to purchase 200,000 shares of our common stock at $38.04 per share. The option grant was approved by our Board and communicated to Mr. Cole on May 8, 2006. The options vest ratably over 12 quarters beginning on

January 15, 2007 and ending on October 15, 2009. All other terms and conditions are pursuant to the Stock Option Agreement and the Stock Option Grant Notice, which are filed herewith as Exhibit 10.3.

Amendment to Stock Option Agreement for Brian C. Nishida—On August 7, 2006, the Company and Brian C. Nishida entered into an agreement to amend a stock option agreement dated January 1, 2004. The amendment changed the exercise price for an option to purchase 50,000 shares of our common stock underlying the option from $27.25 to 35.50, the fair market value of our common stock as of the date of the option grant. The amendment is filed herewith as Exhibit 10.4.

Robert I. Webber Employment Agreement—On August 4, 2006, the Company and Robert I. Webber entered into an employment agreement effective as of May 1, 2006. The agreement includes an annual first year salary of $300,000 with a $50,000 signing bonus and a $50,000 guaranteed first year incentive payment after one year of employment. His annual salary for year two will be $350,000 with any annual incentive pay to be negotiated. The agreement included the grant of options to purchase 25,000 shares of common stock (at the closing market price of MLP on May 8, 2006, which was $38.04 per share) that will vest at 20% per year over a 5-year period, and 25,000 shares of restricted stock that will vest over a 5-year period based upon performance metrics that will be annually determined by the Compensation Committee of the Board. If terminated from employment for any reason other than “cause,” Mr. Webber will receive one year of base salary as separation pay and the vesting of all stock options (but not unvested restricted stock) will be accelerated. The agreement includes a supplemental annual cash payment for living expenses of up to $36,000. The agreement is filed herewith as Exhibit 10.5.

Restricted Stock Award Agreement for Brian C. Nishida—On August 7, 2006 the Company and Brian C. Nishida entered into an agreement, effective as of May 8, 2006, for the grant of 5,000 shares of our restricted common stock to Mr. Nishida. The restricted stock award was approved by our Board and communicated to Mr. Nishida on May 8, 2006. The restricted shares shall vest following the fiscal year ending December 31, 2009 provided, that the performance criteria for the 2009 fiscal year is achieved, as determined in the sole and complete discretion of the Committee. Specific performance criteria for fiscal year 2009 shall be established by the Committee prior to the end of the first quarter of such fiscal year. The agreement includes an additional provision such that if the certain performance criteria is achieved with regard to the Company’s pineapple operations in fiscal year 2006, as set forth and defined in the Restricted Share Agreement dated June 30, 2004 (the “2004 Agreement”) between the Company and Mr. Nishida, the Company shall pay to Mr. Nishida a cash bonus equal to the federal and state income and payroll taxes directly resulting from the vesting of shares under the 2004 Agreement for the fiscal year 2006, grossed up for taxes resulting from such cash bonus. All other terms and conditions are pursuant to the Restricted Stock Award Agreement and the Award Grant Notice, which are filed herewith as Exhibit 10.6.

Restricted Share Agreement for Robert I. Webber—On August 4, 2006, the Company and Robert I. Webber entered into an agreement, effective as of May 8, 2006, for the grant of 25,000 shares of our restricted common stock to Mr. Webber. The restricted stock award was approved by our Board and communicated to Mr. Webber on May 8, 2006. The restricted shares will vest at a rate of 5,000 shares per year following the end of the fiscal years ending December 31, 2006, 2007, 2008, 2009 and 2010, provided that the performance criteria for the applicable year are achieved, as determined in the sole and complete discretion of the Committee. In addition, if any shares do not vest in a particular fiscal year, the shares will be available for additional vesting in the following years. For the 2006 and 2007 fiscal years, the restricted shares will vest if a minimum return on equity (as defined in the agreement) is achieved by the Company. Specific performance criteria for fiscal years 2008 through 2010 shall be established by the Committee prior to the end of the first quarter of such fiscal year. All other terms and conditions are pursuant to the Restricted Stock Award Agreement and the Award Grant Notice, which are filed herewith as Exhibit 10.7.

Restricted Share Agreement for Fred W. Rickert—On August 4, 2006, the Company and Fred W. Rickert entered into an agreement, effective as of May 8, 2006, for the grant of 6,000 shares of our restricted common stock to Mr. Rickert. The restricted stock award was approved by our Board and communicated to Mr. Rickert on May 8, 2006. Up to all of the shares shall vest following the fiscal year ending December 31, 2009; provided, that the performance criteria for the 2009 fiscal year is achieved, as determined in the sole and complete discretion of the Committee. Specific performance criteria for fiscal year 2009 shall be established by the Committee prior to the end of the first quarter of such fiscal year. All other terms and conditions are pursuant to the Restricted Stock Award Agreement and the Award Grant Notice, which are filed herewith as Exhibit 10.8.

First Amendment to Purchase and Sale Agreement—On August 7, 2006 the Company and David C. Cole and Margaret Cole, entered into the First Amendment to Purchase and Sale Agreement. As provided for in Section 2 of the Purchase and Sales Agreement, the amendment reduces the actual acreage subject to the transaction based on the completion of with a prorate adjustment to the sales price of the parcel. The amendment is filed herewith as Exhibit 10.11.

Purchase and Sale Agreement—On August 7, 2006 the Company entered into an agreement to sell approximately 89 acres of Upcountry Maui land to Duncan MacNaughton, a Class III Director of the Company, for $3.6 million. The agreement was structured in compliance with the Company’s policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of brokers commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors. The sales agreement requires a $50,000 deposit upon execution and the balance is payable in cash to the Company at the time of the closing. Subdivision of the land parcel is a condition precedent to the closing of the sale. The agreement is filed herewith as Exhibit 10.12.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(10)	Material Contracts
	10.1	Amendment to Stock Option Agreement dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
	10.2	Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
	10.3	Stock Option Agreement and Stock Option Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
	10.4	Amendment to Stock Option Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida.
	10.5	Employment Agreement, dated August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
	10.6	Restricted Stock Award Agreement and Award Grant Notice, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida.
	10.7	Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
	10.8	Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Fred W. Rickert.
	10.9	Form of Award Grant Notice and Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan.

	10.10	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan.
	10.11	First Amendment to Purchase and Sale Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
	10.12	Purchase and Sale Agreement, dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Duncan MacNaughton.
(31)		Rule 13a – 14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
August 8, 2006	/s/ ROBERT I. WEBBER
Date	Robert I. Webber
Chief Financial Officer/Senior Vice President Business Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Stock Option Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
10.2	Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
10.3	Stock Option Agreement and Stock Option Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole
10.4	Amendment to Stock Option Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida
10.5	Employment Agreement, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber
10.6	Restricted Stock Award Agreement and Award Grant Notice, dated August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida.
10.7	Restricted Stock Award Agreement and Award Grant Notice, dated August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
10.8	Restricted Stock Award Agreement and Award Grant Notice, dated August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Fred W. Rickert.
10.9	Form of Award Grant Notice and Stock Option Agreement, pursuant to the Maui Land & Pineapple Company Inc. 2006 Equity and Incentive Award Plan.
10.10	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company Inc. 2006 Equity and Incentive Award Plan.
10.11	First Amendment to Purchase and Sale Agreement dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole and Margaret Cole.
10.12	Purchase and Sale Agreement, dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Duncan MacNaughton.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.