Form 10-Q
period 2006-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2006-11-09
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, no par value	7,522,050 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	9/30/06	12/31/05
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,436	$7,216
Accounts and notes receivable	20,114	19,605
Inventories	23,992	17,305
Other current assets	5,501	5,271
Total current assets	51,043	49,397
Property	274,182	236,250
Accumulated depreciation	(148,563)	(139,315)
Property—net	125,619	96,935
Other Assets	36,466	39,667
Total	$213,128	$185,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$808	$837
Trade accounts payable	17,171	18,418
Deferred revenue	7,637	11,380
Other current liabilities	8,657	9,862
Total current liabilities	34,273	40,497
Long-Term Liabilities
Long-term debt	33,130	10,284
Accrued retirement benefits	29,796	29,792
Other long-term liabilities	13,804	13,729
Total long-term liabilities	76,730	53,805
Minority Interest in Subsidiary	532	517
Commitments and Contingencies
Stockholders’ Equity
Common stock, no par value—9,000,000 and 8,000,000 shares authorized, 7,260,779 and 7,254,779 issued and outstanding	14,401	14,186
Additional paid-in-capital	4,446	2,930
Retained earnings	84,222	75,540
Accumulated other comprehensive loss	(1,476)	(1,476)
Stockholders’ Equity	101,593	91,180
Total	$213,128	$185,999

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	9/30/06	9/30/05
	(in thousands
	except share amounts)
Operating Revenues
Net sales	$29,768	$35,510
Operating income	10,010	8,557
Other income	83	35
Total Operating Revenues	39,861	44,102
Operating Costs and Expenses
Cost of sales	16,845	18,570
Operating expenses	9,973	9,462
Shipping and marketing	4,658	3,878
General and administrative	10,339	9,299
Total Operating Costs and Expenses	41,815	41,209
Operating Income (Loss)	(1,954)	2,893
Equity in income (loss) of affiliates	(2,214)	30
Interest expense	(131)	(71)
Interest income	343	158
Income (Loss) Before Income Taxes	(3,956)	3,010
Income Tax Expense (Benefit)	(1,463)	1,006
Net Income (Loss)	(2,493)	2,004
Retained Earnings, Beginning of Period	86,715	68,710
Retained Earnings, End of Period	$84,222	$70,714
Earnings Per Common Share
Basic	$(0.34)	$0.28
Diluted	$(0.34)	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
AND RETAINED EARNINGS

(UNAUDITED)

	Nine Months Ended
	9/30/06	9/30/05
	(in thousands
	except share amounts)
Operating Revenues
Net sales	$101,590	$106,789
Operating income	30,526	26,229
Other income	278	415
Total Operating Revenues	132,394	133,433
Operating Costs and Expenses
Cost of sales	45,925	53,968
Operating expenses	29,746	27,218
Shipping and marketing	11,531	10,845
General and administrative	29,100	25,801
Total Operating Costs and Expenses	116,302	117,832
Operating Income	16,092	15,601
Equity in losses of affiliates	(3,582)	(186)
Interest expense	(160)	(308)
Interest income	1,155	188
Income Before Income Taxes	13,505	15,295
Income Tax Expense	4,823	5,552
Net Income	8,682	9,743
Retained Earnings, Beginning of Period	75,540	60,971
Retained Earnings, End of Period	$84,222	$70,714
Earnings Per Common Share
Basic	$1.20	$1.35
Diluted	$1.18	$1.33

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	9/30/06	9/30/05
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$(15,788)	$3,449
Investing Activities
Purchases of property	(36,029)	(11,250)
Proceeds from disposal of property	38,156	2,740
Contributions to affiliates	(7,523)	—
Other	(7,333)	(2,301)
Net Cash Used in Investing Activities	(12,729)	(10,811)
Financing Activities
Payments of long-term debt and capital lease obligations	(53,263)	(12,287)
Proceeds from long-term debt	76,000	11,600
Net Cash Provided by (Used in) Financing Activities	22,737	(687)
Net Decrease in Cash and Cash Equivalents	(5,780)	(8,049)
Cash and Cash Equivalents at Beginning of Period	7,216	11,531
Cash and Cash Equivalents at End of Period	$1,436	$3,482

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $-0- and $316,000 was paid during the nine months ended September 30, 2006 and 2005, respectively. Income taxes of $6,534,000 and $303,000 were paid during the nine months ended September 30, 2006 and 2005, respectively.

Non-Cash Investing Activities—Amounts included in accounts payable for additions to property and other assets totaled $6,260,000 and $2,041,000 at September 30, 2006 and 2005, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended September 30, 2006 and 2005.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 Net income was equal to comprehensive income for the interim periods ended September 30, 2006 and 2005.

4.                 The effective tax rate for 2006 and 2005 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $409,000 and $265,000 at September 30, 2006 and December 31, 2005, respectively.

6.                 Inventories as of September 30, 2006 and December 31, 2005 were as follows:

	9/30/06	12/31/05
	(in thousands)
Pineapple products
Finished goods	$5,299	$2,425
Work in progress	833	367
Raw materials	1,953	861
Real estate held for sale	8,354	5,651
Merchandise, materials and supplies	7,553	8,001
Total Inventories	$23,992	$17,305

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at September 30, 2006 consisted of approximately 3,700 acres that are expected to yield approximately 29 tons per acre. At December 31, 2005, growing crops consisted of approximately 5,500 acres that are expected to yield approximately 33 tons per acre. The Company’s growing crops are in various stages of development, and will be harvested principally in the years 2006 through 2008.

The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement construction period on the basis of costs incurred as a percentage of total costs to be incurred. The Company recognizes revenues and profits using the percentage-of-completion method for the sale of lots that closed escrow in Honolua Ridge Phase I and Phase II residential subdivision at the Kapalua Resort. In the first nine months of 2006, eight lots closed escrow in Honolua Ridge Phase II bringing the number sold to 15, with 10 lots remaining to be sold. At September 30, 2006, construction of the improvements for Honolua Phase II was estimated to be approximately 83% complete. Construction of Honolua Ridge Phase I and all of the lot sales were completed by the end of 2005. Costs of sales are allocated to each lot based on relative sales values. The estimated costs of the projects consist primarily of executed contracts with contractors. These estimates could be affected by unanticipated construction or land conditions that could result in additional change orders to the existing contracts or other unforeseen variables that may affect the total cost of the improvements to be constructed. At September 30, 2006, deferred revenues (current liability) on the Company’s balance sheet related to Honolua Ridge Phase II were $6.5 million.

7.                 Real Estate Sales

In March 2006, the Company sold approximately 1,800 acres of Upcountry Maui land for $22.9 million. The Company recognized a gain of $21.5 million and deposited cash proceeds of $21.9 million with a qualified exchange intermediary. As of September 30, 2006, the re-investment period expired on $38 million of proceeds, including the March 2006 sale and previous sales of properties in 2005, and the funds were returned to the Company by the exchange intermediary.

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

The total compensation expense recognized for stock-based compensation was $1,731,000 and $1,667,000 for the nine months ended September 30, 2006 and 2005, respectively, and $522,000 and $500,000, for the three months ended September 30, 2006 and 2005, respectively. The total tax benefit related thereto was $606,000 and $600,000, for the nine months ended September 30, 2006 and 2005, respectively, and $183,000 and $180,000, for the three months ended September 30, 2006 and 2005, respectively.

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

The 2003 Plan was approved by the Company’s shareholders in December 2003 and included 500,000 shares of common stock authorized for issuance. The Company also has stock compensation agreements with its President and Chief Executive Officer under which non-qualified stock options (200,000 shares) and restricted stock (100,000 shares) were granted in 2003.

A summary of stock option award activity as of and for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2005	613,500	$28.99
Granted	325,000	$37.86
Exercised	—
Forfeited	(26,500)	$38.95
Outstanding at September 30, 2006	912,000	$31.86	8.0	$2,411
Exercisable at September 30, 2006	302,233	$25.00	6.2	$1,934

       (1) For in the money options

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5,206,000 and $1,899,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1,060,000 and $780,000, respectively.

For the nine months ended September 30, 2006 and 2005, the fair value of the Company’s stock options awarded to employees was estimated using a Black-Scholes option pricing model and the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected life of options in years	6.2	5.0
Expected volatility	32.4%	33.7%
Risk-free interest rate	5.0%	3.8%
Expected dividend yield	—	—

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6.3%.

Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of September 30, 2006, there was $7,654,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

In 2006, 149,750 shares of restricted stock were granted pursuant to the 2006 and 2003 Plans, including 100,000 shares to the Company’s President and Chief Executive Officer, 8,250 shares to new and re-elected directors, and the remainder to certain officers of the Company. The restricted shares vest as service is provided or vest subject to the achievement of certain performance measures. In the first nine months of 2006, 6,000 shares of restricted stock vested as the directors’ service requirements were met. The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $35.94 and $39.00, per share, respectively.

A summary of the activity for nonvested restricted stock awards as of and for the quarter ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Nonvested balance at December 31, 2005	123,771	27.90
Granted	149,750	35.94
Forfeited	(6,250)	34.62
Vested	(6,000)	35.90
Nonvested balance at September 30, 2006	261,271	32.99

9.                 Operating Segment Information:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Revenues
Agriculture	$18,231	$20,295	$48,495	$52,338
Resort	10,782	9,615	35,148	30,642
Community Development	10,905	14,124	48,506	50,351
Other	(57)	68	245	102
Total Operating Revenues	$39,861	$44,102	$132,394	$133,433
Operating Profit (Loss)*
Agriculture	$(3,972)	$(2,490)	$(9,697)	$(7,181)
Resort	(1,975)	(2,202)	(3,400)	(4,230)
Community Development	2,028	7,631	26,098	26,967
Other	(249)	(16)	(491)	(141)
Total Operating Profit (Loss)	(4,168)	2,923	12,510	15,415
Interest Expense	(131)	(71)	(160)	(308)
Interest Income	343	158	1,155	188
Income Tax (Expense) Benefit	1,463	(1,006)	(4,823)	(5,552)
Net Income (Loss)	$(2,493)	$2,004	$8,682	$9,743

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

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005
Basic	7,258,800	7,230,319	7,256,815	7,228,501
Diluted	7,258,800	7,303,749	7,350,597	7,315,657

For the three months ended September 30, 2006, potentially dilutive common shares of 91,160 from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts (i.e. decrease loss per common share).

11.          Components of Net Periodic Benefit Cost

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Pension Benefits
Service cost	$587	$346	$1,389	$1,204
Interest cost	947	706	2,459	2,268
Expected return on plan assets	(909)	(804)	(2,525)	(2,424)
Amortization of prior service cost	11	17	35	41
Amortization of transition liability	7	6	19	19
Curtailment loss	74	—	74	—
Recognized actuarial loss	304	33	498	285
Net expense	$1,021	$304	$1,949	$1,393
Other Benefits
Service cost	$56	$109	$250	$292
Interest cost	101	232	577	712
Amortization of prior service cost	(31)	(31)	(95)	(96)
Special termination benefits	69	—	69	—
Curtailment (gain)	(7)	—	(7)	—
Recognized actuarial (gain)	(284)	(16)	(386)	(152)
Net Expense	$(96)	$294	$408	$756

The Company expects to contribute $2.2 million to its defined benefit pension plans and expects to contribute $686,000 to its other post-retirement benefit plans in 2006. In September 2006, as a result of efficiencies gained with the new fresh fruit packing facility that commenced operations at the end of June 2006, the Company reduced its workforce by approximately 6%. This resulted in a curtailment loss to the bargaining and hourly pension plan and a curtailment gain to the postretirement health plan. The Company also recognized special termination benefits for additional years of service credited to postretirement health insurance benefits for the former workers who were eligible for retirement.

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

At September 30, 2006, the Company had commitments under signed contracts totaling $21.7 million, which primarily relate to real estate development projects.

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

In August 2006, the Company entered into an agreement to sell approximately 89 acres of Upcountry Maui land to Duncan MacNaughton, a member of the Company’s Board of Directors, for $3.6 million. The agreement with Mr. MacNaughton was cancelled in November 2006.

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

In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the “Loan Agreement”) with Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman”), for the lesser of $370 million or 61.6% of the total projected cost of the project (the “Loan”). Upon closing of the Loan, the lender disbursed an initial advance of $40.1 million to Kapalua Bay. Kapalua Bay paid Lehman a loan fee of $3.7 million out of the proceeds of the initial advance under the Loan Agreement, which payment represents one percent (1.0%) of the maximum Loan amount and is non-refundable regardless of when the loan is repaid or whether any further advances of the Loan are made. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All Loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. The lender is not obligated to make further advances until certain building permits for the project have been issued. The Company estimates that such building permits will be issued in the fourth quarter of 2006. After issuance of the building permits, Kapalua Bay may borrow up to an additional $44.9 million for certain purposes, for a total advance of $85 million. Subsequent borrowings by Kapalua Bay are contingent upon sales of residential units equal to or exceeding $285.0 million. As of October 2006, Kapalua Bay has received approximately $190 million in non-binding sales commitments.

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

The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members’ guarantee to the lender does not include payment in full of the Loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under this Loan Agreement. During the first nine months of 2006, the Company made cash contributions of $7.5 million to the joint venture.

Summarized operating statement information for Kapalua Bay Holdings, LLC for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$197	$6,689	$6,865	$18,727
Expenses	4,539	6,798	13,890	19,110
Net Profit (Loss)	$(4,342)	$(109)	$(7,025)	$(383)

Note: Kapalua Bay Hotel was closed for demolition in April 2006 in connection with the construction of the residential development. The Company’s portion of the losses is recorded as “Equity in Losses of Affiliates” in the Condensed Consolidated Statements of Operations.

15.          New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but des not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.” The standard amends FASB Statements Nos. 87, 88, 106 and 132(R) and would require an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. The Company is required to adopt this standard effective for the year ending December 31, 2006.

The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial position, results of operations, or cash flows.

16.          Subsequent Event

On October, 27, 2006, the Company, as Borrower, entered into a Loan Agreement with the Bank of Hawaii, as Lender, which was subsequently assigned by the Bank of Hawaii to GE Capital Public Finance, Inc. Pursuant to the terms of a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing executed by the Company in favor of the Lender, the loan is secured by approximately 24 acres of land and other real estate comprising the Company’s cannery property. The principal amount of the loan is $10 million and interest on the loan accrues at a fixed rate of 6.93%. The loan is fully amortized over a 20-year term with monthly interest and principal payments of $77,169 commencing on December 1, 2006. The Company may prepay the outstanding principal of the loan at anytime subject to a prepayment penalty of 2% in the first year and 1% in the second year of the loan.

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

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Principal subsidiaries include Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

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

The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, we have made significant progress in implementing improved crop maintenance and agronomic practices that we believe will improve our plant yields (tons of fruit per acre) and fruit quality.

Resort

The Kapalua Resort is part of approximately 21,800 acres of our land-holdings in West Maui, most of which remain as open space. Presently, the Kapalua Resort development includes approximately 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, three championship golf courses (The Bay, The Village and The Plantation), a ten-court tennis facility, several restaurants, and over 800 single family residential lots, condominiums and homes. We operate Kapalua Resort’s three golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. As of September 30, 2006 we had 264 units in the Kapalua Villas vacation rental program.

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

The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua, and our 51% equity interest in Kapalua Bay Holdings LLC, the limited liability company that purchased the Kapalua Bay Hotel. Kapalua Bay Holdings LLC is demolishing the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location.

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

•       Kapalua Mauka is a 690-unit residential, golf and commercial project, which received zoning approval in February 2006. Detailed planning for Kapalua Mauka is currently underway.

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

Current Developments

In the third quarter of 2006, some of the Company’s significant transactions, events and key initiatives include the following:

•       The third quarter was the first full quarter of fresh fruit processing at the Company’s new fresh fruit packing facility in Kahului. Operations commenced at the new facility at the end of June.

•       In July, demolition of the Kapalua Bay Hotel commenced, and we began sales of fractional ownership units that will be constructed on the site. Sale of the whole-ownership units began in June. Construction loan financing for this project was also concluded in July.

•       In July, we announced the formation of Hawaii BioEnergy LLC, an international consortium including our Company. The LLC will research the viability of renewable energy crops, products and services in the State of Hawaii.

•       In July, our Agriculture segment and corporate services implemented a new accounting system. Implementation of this system for our Resort and Community Development segments was completed in May.

•       In August, we began implementation of our plans to centralize and reorganize our accounting and other corporate service functions.

•       In September, we held a “Pineapple Festival” at our Kahului cannery grounds that was free to the public and celebrated the past, present and the future of pineapple in Maui.

•       In September and early October, the Company terminated through voluntary resignation and layoffs approximately 6% of its work force as the improved technology of our new fresh fruit packing facility automated certain tasks.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

CONSOLIDATED

	Three Months Ended September 30,
	2006	2005	difference
	(in millions, except per share amounts)
Consolidated Revenues	$39.9	$44.1	$(4.2)
Net Income (Loss)	$(2.5)	$2.0	$(4.5)
Basic Earnings Per Common Share	$(0.34)	$0.28	$(0.62)

We reported a net loss of $2.5 million ($.34 per share) for the third quarter of 2006 compared to net income of $2.0 million ($.28 per share) for the third quarter of 2005. The primary difference in operating results between the three months ended September 30, 2006 and 2005 was due to $6.0 million in revenues and $5.6 million in consolidated pre-tax profit from land sales that were recorded in the three months ended September 30, 2005. Consolidated revenues for the third quarter of 2006 were $39.9 million compared to $44.1 million for the third quarter of 2005. The reduction in consolidated revenues in the third quarter of 2006 was partially due to a decrease of $2.1 million in revenues from the Agriculture segment and a decrease of $3.2 million in revenues from the Community Development segment, partially offset by an increase of $1.2 million in revenues from the Resort segment.

General and Administrative

Consolidated general and administrative expenses increased by 11%, or $1.0 million to $10.3 million for the third quarter of 2006 from $9.3 million for the third quarter of 2005.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended September 30,
	2006	2005	difference
	(in millions)
Salaries & wages	$2.8	$2.2	$0.6
Employee incentives & stock compensation	0.3	0.7	(0.4)
Employee severance	1.7	0.2	1.5
Pension and other postretirement expense	0.9	0.6	0.3
Professional services	1.3	1.9	(0.6)
Depreciation expense	0.9	1.4	(0.5)
Other	2.4	2.3	0.1
Total	$10.3	$9.3	$1.0

Approximately half of the increase in salaries and wages in the third quarter of 2006 was due to salaries and wages for our Agriculture segment personnel who were taken out of operations to be trained for other work. These employees were removed from the pineapple operations in connection with our transition to a less labor-intensive operation that is more focused on fresh fruit. The remaining increase in salaries and wages was the result of increases in personnel and wage adjustments. The increase in employee severance cost reflects the reduction in the Agriculture segment work force in September 2006.

Pension expense increased in the third quarter of 2006 compared to the third quarter of 2005 primarily because of reduction in the discount rate from 6% to 5.875% between the two periods and the use of an updated mortality table in 2006.

The decrease in professional services primarily reflects costs incurred in 2005 to maintain and adjust the accounting system that was being used by our corporate services and Agriculture segment. A decision was made in the fourth quarter of 2005 to replace accounting information technology systems and standardize our primary accounting systems and processes used by all of our businesses. In addition, the decrease in professional service costs in the third quarter of 2006 is due to higher cost incurred in 2005 to prepare the Company for compliance with the Sarbanes-Oxley Act of 2002, Section 404.

The reduction in depreciation expense charged to general and administrative expense reflects the change in estimated useful lives for our cannery and can plant assets. In 2005, we estimated that the new cannery and can plant would be in service by the end of the second quarter of 2006. In January 2006, our plans were revised to move forward with the fresh fruit packing facility and to postpone the completion of the cannery and can plant renovations to 2007. We prospectively revised the depreciation charges in the fourth quarter of 2005 for this change in estimated useful lives of the cannery and can plant. The reduction in depreciation expense for the cannery and can plant was partially offset by the acceleration of depreciation charges for the agriculture and corporate accounting systems. These accounting system assets were fully depreciated in the first half 2006, as the new accounting system was placed in service as of the beginning of the third quarter of 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of service provided to the operating segments.

Interest Expense

Interest expense was $131,000 for the third quarter of 2006 compared to $71,000 for the third quarter of 2005. Interest incurred in the third quarter of 2006 was $726,000, of which $595,000 was capitalized to construction projects. Our major capital projects under construction in 2006 include Honolua Ridge

Phase II, The Village at Kapalua Resort, the fresh fruit packing facility and corporate offices, and replacement of our accounting systems. In the third quarter of 2005, interest incurred was $320,000 of which $249,000 was capitalized. Our effective interest rate on borrowings was 7.8% in the third quarter of 2006 compared to 6.6% in the third quarter of 2005.

AGRICULTURE

	Three Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$18.2	$20.3	$(2.1)
% of consolidated revenues	46%	46%
Operating Loss	$(4.0)	$(2.5)	$(1.5)

The Agriculture segment produced an operating loss of $4.0 million for the third quarter of 2006 compared to an operating loss of $2.5 million for the third quarter of 2005. Revenues for the third quarter of 2006 were $18.2 million or 10% lower than the third quarter of 2005.

The Agriculture segment revenues were lower in the third quarter of 2006 compared to the third quarter of 2005 because lower case volume of processed pineapple sales were only partially offset by higher case volume of fresh pineapple sales. Operating losses reported by the Agriculture segment for the third quarters of 2006 and 2005 included $568,000 and $715,000, respectively, of accelerated depreciation charges for assets where the estimated useful lives have been reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $387,000 and $210,000, in the third quarters of 2006 and 2005, respectively, related to re-training employees; and severance charges of $1.6 million in the third quarter of 2006 as a result of the severance of a portion of the Agriculture workforce because of production efficiencies gained by the operation of the new fresh fruit packing plant.

Processed and Fresh Operations

The case volume of fresh pineapple sales increased by 17% and the average revenue per case of fresh pineapple sold decreased by 7% in the third quarter of 2006 compared to the third quarter of 2005. Revenues from fresh pineapple sales were approximately 46% of the Agriculture segment net sales for the third quarter of 2006, compared to approximately 38% for the third quarter of 2005.

The case volume of processed pineapple sales decreased by 27% for the third quarter of 2006 as compared to the third quarter of 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products increased by approximately 5% for the third quarter of 2006 compared to the third quarter of 2005.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 44% of our case volume of canned pineapple sales in the third quarter of 2006 compared to 46% in the third quarter of 2005.

The Agriculture segment cost of sales was lower by 15% in the third quarter of 2006 compared to the third quarter 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed, while the average per unit cost of sales for fresh pineapple was approximately 9% lower primarily reflecting efficiencies that the operation is beginning to realize with the operation of the new fresh fruit packing facility.

Agriculture segment shipping and marketing cost increased by $519,000 or 19%, in the third quarter of 2006 as compared to the third quarter of 2005 principally reflecting the higher sales volume of fresh pineapple and increased freight fuel surcharge costs. We have been able to partially mitigate the effects of increased shipping costs by increasing our usage of ocean transportation to ship our fresh product to the mainland United States. In the third quarter of 2006 we shipped approximately 95% of our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 79% in the third quarter of 2005.

RESORT

	Three Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$10.8	$9.6	$1.2
% of consolidated revenues	27%	22%
Operating Loss	$(2.0)	$(2.2)	$0.2

The Resort segment reported an operating loss of $2.0 million for the third quarter of 2006 compared to $2.2 million for the third quarter of 2005. Resort segment revenues were $10.8 million for the third quarter of 2006 compared to $9.6 million for the third quarter of 2005, an increase of 12%, as a result of increased revenues from the Kapalua Villas and from our golf operations primarily due to rate increases.

Hotel and condominium room occupancies at the Kapalua Resort and to a somewhat lesser extent for Maui in general, largely drives resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed, resulting in approximately 20% fewer rooms available at Kapalua Resort, and as expected, negatively affecting the number of paid rounds of golf and retail sales in 2006.

Golf, Retail and Villas

Revenues from golf operations increased by 7% for the third quarter of 2006 compared to the third quarter of 2005. Paid rounds of golf decreased by 17% and average green and cart fees increased by 40% in the third quarter of 2006 compared to the third quarter of 2005.

Resort retail sales for the third quarter of 2006 were about 10% lower than sales in the third quarter of 2005, reflecting the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel. In mid-October 2006, our new 1,900 square foot Kapalua Collections store featuring upscale resort wear opened at the new Honolua Village Center in our central resort area.

Revenues from the Kapalua Villas were higher in the third quarter of 2006 compared to the third quarter of 2005 reflecting a 16% higher average room rate partially offset by a 9% decrease in the number of occupied rooms. The increase in average room rate in the third quarter of 2006 compared to the third quarter of 2005 reflects an increase in direct bookings and a more aggressive pricing strategy across all channels and product categories that reflect a shift to higher-end products and service at the Kapalua Resort.

COMMUNITY DEVELOPMENT

	Three Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$10.9	$14.1	$(3.2)
% of consolidated revenues	27%	32%
Operating Profit	$2.0	$7.6	$(5.6)

The Community Development segment reported an operating profit of $2.0 million for the third quarter of 2006 compared to $7.6 million for the third quarter of 2005. Revenues from this operating segment decreased by 23% to $10.9 million for the third quarter of 2006 compared to $14.1 million for the third quarter of 2005.

Lower results in 2006 primarily reflect land sales transactions during the third quarter of 2005, and our equity in the losses of Kapalua Bay LLC that were recorded in 2006. In the third quarter of 2005, the Company concluded the sale of approximately 109 acres of Upcountry Maui land. Revenues of $6.0 million and operating profit of $5.6 million from this real estate sales transactions were recognized by the Community Development segment in the third quarter of 2005.

Our equity in the losses of Kapalua Bay Holdings, LLC was $2.2 million in the third quarter of 2006 compared to $56,000 in the third quarter of 2005. The increased loss was primarily the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise the Residences at Kapalua Bay project.

Real Estate Sales

Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of the third quarter of 2006, 15 lots had closed escrow, with five lots closing in the third quarter of 2006. Revenues and profit from this project are being recognized on a percentage-of-completion method, under which we recognized revenues of $8.5 million in the third quarter of 2006. Honolua Ridge Phase II was approximately 83% complete at September 30, 2006. Our balance sheet at September 30, 2006 included deferred revenues of $6.5 million related to Honolua Ridge Phase II, which represents cash received from the sale of lots that have not been recognized as revenues under the percentage-of-completion method.

In the third quarter of 2005, we recognized revenues of $5.8 million on a percentage-of-completion method, from our Honolua Ridge Phase I and Phase II. Honolua Ridge Phase I was approximately 96% complete at the end of the third quarter of 2005 and 24 lot sales had closed escrow through that date. All of the Honolua Ridge Phase I lots were sold and construction of the project was 100% complete by the end of 2005. Honolua Ridge Phase II was 14% complete at the end of the third quarter of 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

CONSOLIDATED

	Nine Months Ended September 30,
	2006	2005	difference
	(in millions, except per share amounts)
Consolidated Revenues	$132.4	$133.4	$(1.0)
Net Income	$8.7	$9.7	$(1.0)
Basic Earnings Per Common Share	$1.20	$1.35	$(0.15)

We reported net income of $8.7 million ($1.20 per share) for the first nine months of 2006 compared to net income of $9.7 million ($1.35 per share) for the first nine months of 2005. Consolidated revenues for the first nine months of 2006 were $132.4 million compared to $133.4 million for the first nine of 2005. The lower net income were attributable to increased losses from the Agriculture segment and a reduction in operating profit from the Community Development segment, partially offset by lower losses from our Resort operations.

General and Administrative

Consolidated general and administrative expenses increased by 13% to $29.1 million for the first nine months of 2006 from $25.8 million for the first nine months of 2005.

The major components of the difference in general and administrative expenses were as follows:

	Nine Months Ended September 30,
	2006	2005	difference
	(in millions)
Salaries & wages	$8.3	$6.3	$2.0
Employee incentives & stock compensation	2.4	2.1	0.3
Employee severance	1.9	0.6	1.3
Pension and other postretirement expense	2.4	2.1	0.3
Professional services	3.9	4.3	(0.4)
Depreciation expense	3.5	3.9	(0.4)
Other	6.7	6.5	0.2
Total	$29.1	$25.8	$3.3

Approximately $1.0 million of the increase in salaries and wages in the first nine months of 2006 was due to salaries and wages for our Agriculture segment personnel who were taken out of operations to be trained for other work. These employees were removed from the pineapple operations in connection with the transition to a less labor-intensive operation that is more focused on fresh fruit. The remaining increase in salaries and wages were the result of increases in personnel and wage adjustments including stock option and restricted stock grants. The increase in employee severance cost reflects the reduction in the Agriculture segment work force in September 2006.

Pension expense increased in the first nine months of 2006 compared to the same period in 2005 primarily because of a reduction in the discount rate from 6% to 5.875% between the two periods and the usage of a more current mortality table in 2006.

The decrease in professional services primarily reflects costs incurred in 2005 to maintain and adjust the accounting system that was being used by our Agriculture segment. A decision was made in the fourth quarter of 2005 to replace accounting information technology systems and standardize our primary accounting systems and processes used by all of our businesses. In addition, the decrease in professional service costs in the first nine months of 2006 is due to higher cost incurred in 2005 to prepare the Company for compliance with the Sarbanes-Oxley Act of 2002, Section 404.

The reduction in depreciation expense charged to general and administrative expense reflects the change in estimated useful lives for our cannery and can plant assets. In 2005, we estimated that the new cannery and can plant would be in service by the end of the second quarter of 2006. In January 2006, our plans were revised to move forward with the fresh fruit packing facility and to postpone the completion of the cannery and can plant renovations to 2007. We prospectively revised the depreciation charges in the fourth quarter of 2005 for this change in estimated useful lives of the cannery and can plant. The reduction in depreciation expense for the cannery and can plant was partially offset by the acceleration of depreciation charges for the agriculture and corporate accounting systems. These accounting system assets were fully depreciated in the first half 2006, as the new accounting system was placed in service as of the beginning of the third quarter of 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of the services provided to the operating segments.

Interest Expense

Interest expense was $160,000 for the first nine months of 2006 compared to $308,000 for the first nine months of 2005. Interest incurred in the first nine months of 2006 was $1,547,000, of which $1,387,000 was capitalized to construction projects. Our major capital projects under construction in 2006 include Honolua Ridge Phase II, The Village at Kapalua Resort, the fresh fruit packing facility and offices, and replacement of our accounting systems. In the first nine months of 2005, interest incurred was $894,000 of which $586,000 was capitalized. Our effective interest rate on borrowings was 7.6% in the first nine months of 2006 compared to 6.2% in the first nine months of 2005.

AGRICULTURE

	Nine Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$48.5	$52.3	$(3.8)
% of consolidated revenues	37%	39%
Operating Loss	$(9.7)	$(7.2)	$(2.5)

The Agriculture segment produced an operating loss of $9.7 million for the first nine months of 2006 compared to an operating loss of $7.2 million for the first nine months of 2005. Revenues for the first nine months of 2006 were $48.5 million or 7% lower than the first nine months of 2005 primarily due to a lower case volume of processed pineapple sales that were only partially offset by higher case volume of fresh pineapple sales.

Operating losses reported by the Agriculture segment for the first nine months of 2006 and 2005 include $1.9 million and $2.2 million, respectively, of accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations. The Agriculture segment also recorded $1.9 million for employee severance cost in the first nine months of 2006 primarily as a result of production efficiencies gained by the operation of the new fresh fruit packing plant and charges of $764,000 related to inventories that were considered obsolete with the change to the new packing facility that went into operation at the end of June 2006. In addition, the Agriculture segment recorded $1.4 million of charges related to re-training employees in the first nine months of 2006 compared to $210,000 of re-training charges in the same period in 2005.

Processed and Fresh Operations

The case volume of fresh pineapple sales increased by 28% and the average revenue per case of fresh pineapple sold decreased by 3% in the first nine months of 2006 compared to the first nine months of 2005. Revenues from fresh pineapple sales were approximately 47% of the Agriculture segment net sales for the first nine months of 2006, compared to approximately 35% for the first nine months of 2005.

The case volume of processed pineapple sales decreased by 31% for the first nine months of 2006 as compared to the first nine months of 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products increased by approximately 9% for the first nine months of 2006 compared to the same period of 2005.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 36% of our case volume of canned pineapple sales in the first nine months of 2006 compared to 41% in the first nine months of 2005. The decrease in the percentage of processed pineapple sales to the U. S. Government is a result of unanticipated sales in 2005 that did not recur in 2006.

The Agriculture segment cost of sales was lower by 12% in the first nine months of 2006 compared to the first nine months of 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed, while the average per unit cost of sales for fresh pineapple was lower primarily reflecting efficiencies that the operation is beginning to realize with the operation of the new fresh packing facility.

Agriculture segment shipping and marketing cost increased by $1.1 million or 15%, in the first nine months of 2006 as compared to the same period of 2005 principally reflecting the higher sales volume of fresh pineapple and increased freight fuel surcharge costs. However, the average shipping and selling cost for our fresh pineapple was lower in the first nine months of 2006 compared to the first nine months of 2005 primarily because in 2006 we shipped approximately 81% of our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 71% in the first nine months of 2005.

RESORT

	Nine Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$35.1	$30.6	$4.5
% of consolidated revenues	27%	23%
Operating Loss	$(3.4)	$(4.2)	$0.8

The Resort segment reported an operating loss of $3.4 million for the first nine months of 2006 compared to $4.2 million for the first nine months of 2005. Resort segment revenues were $35.1 million for the first nine months of 2006 compared to $30.6 million for the first nine months of 2005, an increase of 15%, as a result of higher revenues from the Kapalua Villas and from our golf operations primarily due to rate increases.

The Plantation Course was closed from April through July of 2005 for renovation of the greens and bunkers. The closure of that golf course for four months in 2005 negatively impacted the operating results from Resort operations in the first nine months of 2005 compared to the same period in 2006.

Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed. This closure resulted in approximately 20% fewer available rooms at Kapalua Resort, and as expected, negatively affecting the number of paid rounds of golf and retail sales in the first nine months of 2006.

Golf, Retail and Villas

Revenues from golf operations increased by 18% for the first nine months of 2006 compared to the first nine months of 2005. Overall, paid rounds of golf decreased by 5%, and average green and cart fees increased by 38% in the first nine months of 2006 compared to the first nine months of 2005.

Resort retail sales for the first nine months of 2006 were about 5% lower than sales in the first nine months of 2005. Lower retail sales reflect the closure of the Kapalua Bay Hotel and the closure of our Logo Shop, Kids Shop and Home Store in May 2006, and our Kapalua Collection Store in March 2006. These shops were adjacent to the hotel and represented approximately 6,600 square feet of retail area. In mid-October 2006, our new 1,900 square foot Kapalua Collections store featuring upscale resort wear opened at The Honolua Village Center in our central resort area.

Revenues from the Kapalua Villas increased in the first nine months of 2006 compared to the first nine months of 2005, primarily reflecting a 20% increase in the average room rates, partially offset by a lower number of occupied rooms. The increase in average room rates were due to a greater number of direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Nine Months Ended September 30,
	2006	2005	difference
	(in millions)
Revenues	$48.5	$50.4	$(1.9)
% of consolidated revenues	37%	38%
Operating Profit	$26.1	$27.0	$(0.9)

The Community Development segment reported an operating profit of $26.1 million for the first nine months of 2006 compared to $27.0 million for the first nine months of 2005. Revenues from this operating segment were $48.5 million for the first nine months of 2006 compared to $50.4 million for the first nine months of 2005.

In the first nine months of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of non-core Upcountry Maui land. In the first nine months of 2005, we recognized revenues of $20.5 million and operating profit of $16.1 million from five real estate sales transactions. In June of 2005, we concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. We also sold approximately 240 acres of Upcountry Maui land in the first nine months of 2005.

Our equity in the losses of Kapalua Bay Holdings, LLC was $3.6 million in the first nine months of 2006 compared to $195,000 in the first nine months of 2005. The increased loss was the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise the Residences at Kapalua Bay project.

Real Estate Sales

Honolua Ridge Phase II residential subdivision consists of 25 agricultural lots, which began selling in August 2005. Through the end of the first nine months of 2006, 15 lots had closed escrow, with eight lot sales closing in the first nine months of 2006. Revenues and profit from this project are being recognized on a percentage-of-completion method, under which we recognized revenues of $19.6 million in the first nine months of 2006. Honolua Ridge Phase II was approximately 83% complete at September 30, 2006. Our balance sheet at September 30, 2006 included deferred revenues of $6.5 million related to

Honolua Ridge Phase II, which represents cash received from the sale of the lots that have not been recognized as revenues under the percentage-of-completion method.

In the first nine months of 2005, we were selling lots in Honolua Ridge Phase I and recognized revenues of $22.0 million on a percentage-of-completion method. Honolua Ridge Phase I was approximately 96% complete at September 30, 2005 and 24 lot sales had closed escrow through that date. All of the Honolua Ridge Phase I lots were sold and construction of the project was 100% complete by the end of 2005. In the first nine months of 2005, we recognized revenues of $1.0 million from lot sales at Honolua Ridge Phase II, which was 14% complete at that time.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At September 30, 2006, our total debt, including capital leases, was $33.9 million, compared to $11.1 million at December 31, 2005. The increase was primarily due to capital expenditures and cash used in operating activities. At September 30, 2006, the Company had unused long-term credit lines of $14.2 million.

In September and October of 2006, we concluded $14.5 million in additional long-term debt secured by our new fresh fruit packing equipment and approximately 20 acres of land and other real estate comprising our Kahului cannery property. $4.5 million of such long-term debt is in the form of an equipment loan, which requires monthly interest and principal payments and is fully amortized over a 7-year term. Interest accrues under the 7-year term loan at the rate of 6.66% per annum. The remainder of such long-term debt is in the form of a $10 million real estate loan, which requires monthly interest and principal payments and is fully amortized over a 20 year term. Interest accrues under the 20-year term loan at the rate of 6.93% per annum. Both loans require that the Company meet certain financial covenants that are similar to those for our revolving credit agreements.

Operating Cash Flows

In the first nine months of 2006, consolidated net cash flows used in operating activities were $15.8 million, compared to cash flow provided by operating activities of $3.4 million for the first nine months of 2005. By operating segment, these cash flows were approximately as follows:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Agriculture	$(3.7)	$(0.9)
Resort	(0.9)	(0.1)
Community Development	(4.7)	5.1
Interest, taxes and other	(6.5)	(0.7)
Total	$(15.8)	$3.4

The increase in cash used by operating activities for the Agriculture segment for the first nine months of 2006 compared to the same period in 2005 primarily reflects the increased operating loss and cash outflows for payments for pineapple inventories, partially offset by increased collection of accounts receivable. The second and third quarters of the year is generally when higher than average cash outflows occur in the pineapple operations for harvesting and processing.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first nine months of 2006, closing of lot sales at Honolua Ridge Phase II resulted in $12.6 million of cash proceeds. In the first nine months of 2005, the closing of lot sales at Honolua Ridge

Phase I subdivision resulted in cash proceeds of $16.5 million. Lot sales proceeds in 2006 and 2005 were offset by payments for the construction of the improvements and other operating costs.

The increase in cash outflows for interest, taxes and other primarily reflect income tax payments of $6.5 million in the first nine months of 2006.

Real Estate Sales Proceeds

In the first nine months of 2006, the re-investment period expired on $38 million of proceeds from previous sales of properties in 2005 and early 2006 and the funds were returned to us by the exchange intermediary.

Future Cash Outflows

Contributions to pension plans and to other post-retirement plans are expected to be $2.9 million in 2006.

Cash obligations in connection with the construction of the Residences at Kapalua Bay project are expected to total approximately $16 million in 2006. See Note 14 to Condensed Consolidated Financial Statements. We expect to be able to fund this cash requirement with cash flows provided by operating and investing activities and with debt proceeds.

Consolidated capital expenditures (property, plant and equipment) for 2006 are expected to be approximately $48 million of which approximately $13 million relates to the fresh fruit processing facility that will replace our existing fresh fruit packing facility, and $7 million is for the replacement of other existing equipment and facilities. We expect to incur approximately $6 million for deferred development costs, which will be reclassified to inventory or to fixed assets if and when the projects receive the necessary governmental entitlements and management approvals to proceed. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

Expenditures for Honolua Ridge Phase II, which we began selling in 2005, are expected to be approximately $13.0 million in 2006. Expenditures for subdivision infrastructure improvements to date have been funded by proceeds from pre-sales of the lots. Ten lots in Phase II remain to be sold at September 30, 2006.

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

•       the impact of government regulations on land use and real estate sales on Maui;

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first nine months of 2006.

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

As of July 2006, we completed the transition of our accounting functions for all operating segments to new accounting systems. These changes impacted the Company’s internal control over financial reporting for the fiscal quarter ended September 30, 2006. In the fourth quarter of 2006, we expect to complete our documentation, testing and internal control self-assessment of our new systems and processes pursuant to the Sarbanes-Oxley Act of 2002, section 404.

PART II   OTHER INFORMATION

Item 1A.                Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and as set forth below in this Item 1A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors include material changes to the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2005, but are not a complete list of all of our risk factors.

Recent legislation adopted by the County of Maui may increase land use entitlement costs, negatively impact land values, defer planned development projects, and materially impact operating results.

On November 3, 2006, the Maui County Council voted unanimously to adopt a Residential Workforce Housing Policy (the “Policy”).  This measure requires developers to sell or rent 40% to 50% of the total number of units in developments of five or more units at below market rates, or pay significant fees or contribute property with equivalent value to Maui County for low income housing.  Prior to the adoption of the Policy, the affordable housing component of a development typically represented 15% to 25% of total units.  We believe that the new Policy could significantly impact our cost of obtaining entitlements, increase our financing costs, potentially reduce the value of our land, and delay the development of units across all market segments.

The Policy also sets forth certain requirements for offering affordable units, including a lottery format for selecting potential residents.  We believe that this feature will open affordable projects to any party based solely on economic qualifications and chance.  Ironically, the lottery requirement may serve as an additional disincentive to build affordable housing projects for local employees, teachers, public safety personnel, health care professionals and other workers that provide critical services for our community.  These factors will result in a re-assessment of planned projects with significant affordable housing components designated for local residents, such as our previously-announced Pulelehua project.

Our financial results are highly dependent on the Company’s Community Development business segment where performance depends, in part, on the entitlement environment.  Changes, delays or cancellations in any of our planned projects could impact our financial results.  Although the full impact of the Policy is not certain at this time, and the Policy may be subject to legal challenge or reversal, we believe that the Policy will negatively impact our ability to proceed with our previously-planned projects, and that the value of our residential zoned lands will decrease, all of which could have a material adverse effect on our ongoing operations, workforce size, and future financial results.

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

Item 5.        Other Information

Effective November 3, 2006, the Company and Duncan MacNaughton executed a Termination of Purchase and Sale Agreement covering approximately 89 acres of land. The agreement is filed herewith as Exhibit 10.1.

On November 3, 2006, the Company approved an employment separation between Thomas H. Juliano and the Company. Mr. Juliano resigned from his positions with the Company and certain affiliated entities on October 13, 2006. Terms of the separation letter include a severance payment of $250,000, continuation of health care benefits for four months, release of claims and confidentiality provisions in favor of the Company, and other provisions set forth in the letter agreement filed herewith as Exhibit 10.2.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(10)	Material Contracts
	10.1	Termination of Purchase and Sale Agreement dated August 7, 2006 between Duncan MacNaughton and Maui Land & Pineapple Company, Inc.
	10.2	Separation of Employment Agreement, dated October 24, 2006 and effective as of November 3, 2006.
(31)		Rule 13a – 14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
November 8, 2006	/S/ ROBERT I. WEBBER
Date	Robert I. Webber
Chief Financial Officer/Senior Vice President Business Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Termination of Purchase and Sale Agreement dated August 7, 2006 between Duncan MacNaughton and Maui Land & Pineapple Company, Inc.
10.2	Separation of Employment Agreement, dated October 24, 2006 and effective as of November 3, 2006
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.