Form 10-K
period 2006-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2007-03-08
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value, as of June 30, 2006, of the voting stock held by non-affiliates of the registrant was $140,621,000 based upon the closing price on the American Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company’s common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

At February 22, 2007, the number of shares outstanding of the registrant’s common stock was 7,565,800.

Documents incorporated by reference:

Part III—Portions of the proxy statement for the registrant’s annual meeting of stockholders to be held on May 7, 2007, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by Maui Land & Pineapple Company, Inc. (the “Company”) with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include, among others and without limitation, statements relating to the:

•       timing and success of the Residences at Kapalua Bay project;

•       closing of lot sales at the Honolua Ridge agricultural subdivisions;

•       timing and success of the sale of “non-core” properties;

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

•       impact of current and future local, state and national government regulations, including Maui County affordable housing legislation;

•       shifting towards greater levels of fresh fruit production;

•       future cost of compliance with environmental laws;

•       timing of approvals and conditions of future real estate entitlement applications; and

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

i

ii

PART I

Item 1. BUSINESS

Overview

Maui Land & Pineapple Company, Inc. (the “Company”) is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either the Company alone, or the Company and its subsidiaries collectively.

The Company has three operating segments as follows:

•       Agriculture. The Agriculture segment primarily includes growing, packing, processing, and marketing of processed and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple, Maui Gold® and Hawaiian GoldTM (usually sold as fresh, whole fruit), Champaka (largely used for canning) and fresh organic pineapple.

•       Resort. The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include three championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), and several retail outlets. In 2006, responsibility for our Public Utilities Commission regulated water and sewage transmission operations that were accounted for in the Resort segment was transferred to the Community Development segment and prior year amounts were restated for comparability.

•       Community Development. The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort and Public Utilities Commission regulated water and sewage transmission operations. The Community Development segment includes our 51% equity interest in Kapalua Bay Holdings, LLC (Note 3 to the Consolidated Financial Statements).

For additional financial information about these segments, see Operating Segments, Note 17 to the Company’s Consolidated Financial Statements.

2006 Business Development

This is a summary of material business developments in 2006. For more information about business developments in 2006, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this annual report.

Kapalua Mauka—In February, we received final zoning approval from the Maui County Council to change Kapalua Mauka’s zoning from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space, and up to 27 holes of golf.

Village Course—In March, we concluded that we would close the Village Course in early 2007 and we entered into an agreement to design a new Kapalua Mauka golf course with T. J. F. Golf, Inc.

Board Appointment and Annual Meeting of Shareholders—In March, the Board of Directors appointed Warren H. Haruki to fill the position as Class III Director that was left vacant by the resignation of Richard H. Cameron in May 2005. At our Annual Meeting of Shareholders in May, (i) David C. Cole, Walter A. Dods Jr. and Fred E. Trotter III were re-elected as Class I Directors; (ii) the number of authorized shares of common stock was increased by 1,000,000 shares in order to issue equity incentive awards under the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (the

“2006 Plan”); and (iii) the 2006 Plan was approved with a maximum aggregate of 1,000,000 shares of common stock that may be issued or transferred pursuant to awards granted thereunder.

Sales of Non-Core Property—In March, we sold approximately 1,860 acres and in December we sold approximately 320 acres of Upcountry Maui land as we continued towards our goal of re-deploying assets to strengthen our Agriculture segment operations, repositioning our Resort operations and increasing investments in our Community Development segment. These properties primarily consist of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic communities.

Kapalua Bay—In early April, the Kapalua Bay Hotel held its final guest night and closed its doors. In conjunction with our joint venture partners in Kapalua Bay Holdings, LLC, we began the recycling and upcycling of all salvable materials with the intent of reusing over 90% of the material from the existing hotel. Demolition of the property commenced in July. In June, we began to finalize binding sales contracts for the whole-ownership units and in July we began sales of the fractional ownership units. Construction loan financing for this project was concluded in July.

Accounting and Corporate Services—In May, our Resort and Community Development segments implemented a new accounting system and, in July, our Agriculture segment and corporate services implementation of the accounting system was completed. In August, we began implementation of our plans to centralize and reorganize our accounting and other corporate service functions.

Pulelehua—In June, the Pulelehua project was approved by the State Land Use Commission and the County Planning Commission recommended approval of the project to the Maui County Council. We are currently in the process of securing a date for hearing of the project by the Maui County Council Land Use Committee.

Hawaii BioEnergy—In July, we announced the formation of Hawaii BioEnergy LLC, an international consortium including our Company. The LLC will research the viability of renewable energy crops, products and services in the State of Hawaii.

Pineapple Operations—In June, our new fresh fruit packing line at Kahului commenced operations. In September and early October, we terminated, through voluntary resignation and layoffs approximately 6% our work force as the improved technology of our new fresh fruit packing facility automated certain tasks.

Honolua Village Center—In October, we held a grand opening for the first phase of Honolua Village Center, a 12,000 square foot commercial space in the central area of the Kapalua Resort.

Debt Commitments—In 2006, we secured additional debt commitments by increasing an existing line of credit by $10 million, concluding a term loan of $10 million secured by the Company’s Kahului cannery land and other real estate, and concluding equipment loans for the fresh fruit packing plant totaling $7.5 million.

Description of Business

Agriculture

Maui Pineapple Company, Ltd. is the operating subsidiary for our Agriculture segment. We own and operate fully integrated facilities for the production of fresh and processed pineapple. Our current strategy is to expand our presence in the premium fresh pineapple market, while selectively reducing our reliance on the processed pineapple market. Therefore, over recent years, we have decreased the tonnage of fruit going to the cannery and, in the last few years, we began to commensurately reduce the number of markets for processed pineapple that we serve.

Our strategy focuses on marketing only the highest quality fresh pineapple by using the processed pineapple operations to complement the fresh operations. We direct fruit to either the processed or the fresh packing facility at the time of harvest based on a variety of factors, including market conditions, fruit size and fruit quality. In 2006, sales of fresh pineapple represented approximately 45% of net pineapple sales compared to 34% in 2005 and 24% in 2004. The transition of our Agriculture operations continues with an emphasis on automating many labor-intensive functions and upgrading the workforce through selective training and performance based compensation programs.

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

Our processed pineapple operations have historically had a seasonal operating cycle. The seasonality of the processing operation is not only due to the pineapple’s natural tendency to ripen during the summer months, but also because the timing of initial planting and initiation of flowering can promote ripening during the summer. During the summer months, student labor for the harvesting and processing operations is also more readily available. As we shift our operations towards the fresh fruit market and accordingly, adjust our agronomic practices, the seasonality of the business is becoming less pronounced. In 2007, we expect to continue the transition of our pineapple operations with an increased emphasis on the fresh fruit market. The seasonality of the processing operation does not specifically affect sales or earnings because sales are driven by consumer consumption and resupply orders by customers.

The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area, in which we have historically grown pineapple, is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of saleable product per ton of fruit processed). A large portion of the fields in our Upcountry Maui plantation are equipped with drip irrigation systems. We are also shifting more of our plantings to our West Maui agricultural lands, which we have farmed for many years. Our West Maui agricultural lands are less susceptible to drought conditions and additional irrigation storage capacity is also being installed.

Packing and Cannery Facilities

Harvested pineapple is packed for fresh shipment at our new packing facility located in Kahului, adjacent to our cannery. The new facility, which was placed into service in June 2006, is expected to reduce our overall cost structure by integrating and automating much of the fresh and processed fruit grading and packing operations. Pineapple that will be canned is processed at our cannery. The cannery is located in a foreign trade zone and operates most of the year. The metal containers used in canning pineapple are produced in a Company-owned can plant at the cannery site. The metal is imported from manufacturers in Japan. A warehouse is maintained at the cannery site for inventory purposes.

Products and Distribution

We sell fresh whole pineapple from Hawaii to retail and wholesale channels in Hawaii and the continental United States. Beginning in November 2005, our fresh premium pineapple has been sold under the Maui Gold® (in addition to the Hawaiian GoldTM ) brand name. We sell processed pineapple products primarily as private label pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid. Our products are sold principally to large grocery chains, other food processors, wholesale grocers, the United States government and to organizations offering a complete buyers’ brand program to affiliated chains and wholesalers serving both retail and food service outlets. A substantial volume of our pineapple products is marketed through food brokers, which is administered through our sales office in Concord, California.

We sell pineapple juice in plastic bottles in various sizes to large grocery chains in the continental United States. The pineapple juice ingredients are shipped in bulk from our cannery on Maui to co-packers on the mainland that bottle the juice to our specifications.

As a service to our customers, we maintain inventories of our products in seven public warehouses in the continental United States. The balance of our products is shipped directly from Hawaii to our customers. Our processed pineapple products are shipped from Hawaii by ocean transportation and are then transported by truck or rail to customers or to public warehouses. Fresh whole pineapple is shipped by air or by ocean transportation.

In 2006, approximately 20 United States customers accounted for approximately 49% of our processed and fresh pineapple sales. Sales of Hawaii grown pineapple to customers located in foreign countries, primarily to Japan and Canada, amounted to approximately 4% of our processed pineapple sales in 2006, and 2% in 2005 and 2004. Sales to the United States government, mainly the Department of Agriculture, amounted to approximately 25%, 29% and 35% of processed pineapple sales in 2006, 2005 and 2004, respectively.

Competition

We sell our products in competition with both foreign and United States companies. Our principal competitors are Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produces substantial quantities of fresh and/or processed pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other major sources of competition in the processed pineapple sector are Thailand and Indonesia. Foreign production has the advantage of lower land, water, labor, and regulatory costs. Our principal marketing advantages are the premium quality of our fresh and processed pineapple, the relative proximity to the United States West Coast fresh fruit market, and being the only processor of pineapple in the United States. The price of our products is influenced by supply and demand of pineapple products and other fruits and juices.

In November 2006, Del Monte Fresh Produce (Hawaii) Inc. announced the immediate closure of its Hawaii fresh pineapple operations. This immediate removal of a substantial volume of pineapple provides opportunity for us to increase our fresh pineapple market share in Hawaii and to leverage the regional branding attributes of Hawaiian grown pineapple to mainland United States customers.

Resort

Kapalua Land Company, Ltd. is the operating subsidiary of our Resort segment, which operates the Kapalua Resort, a master-planned, golf resort community on Maui’s northwest coast. The Kapalua Resort is part of approximately 22,500 acres of our land-holdings in West Maui, most of which remain as conservation or open space.

Presently, the Kapalua Resort development includes 1,650 acres bordering the ocean with three white sand beaches and includes two championship golf courses (The Bay Course and The Plantation Course), The Ritz-Carlton, Kapalua hotel, eight residential subdivisions, a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 700 single family residential lots, condominiums and homes. We operate Kapalua Resort’s golf courses, the tennis facility, retail shops, a vacation rental program (The Kapalua Villas), and certain services to the Resort. We had 260 units in our Kapalua Villas short-term rental program at December 31, 2006. We also manage The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. The Kapalua Golf Academy, located on 23 acres of land in the Central Resort area is a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin. Prior to March 2007, the Resort included a third golf course, The Village Course, which was closed as of February 28, 2007.

In 2006, we continued working on several major new initiatives to improve and revitalize the Kapalua Resort. The Honolua Village Center, a 12,000 square foot commercial space in the central area of Kapalua Resort opened in October 2006 and includes 1,900 square feet of retail area for our new Kapalua Collections retail outlet. Some of our current Resort projects include plans for additional amenities, renovation of certain facilities and a trail system that will run along the ocean, through the mountains and encompass the entire resort. In 2005, the Resort segment began to implement the Kapalua Gold program to upgrade and standardize The Kapalua Villas in our rental program, as well as other initiatives to enhance and improve the Kapalua Resort. Currently, we have completed the renovation of approximately 50 Kapalua Gold Villas.

We also utilize nationally televised professional golf tournaments as a major marketing tool for the Kapalua Resort. Since January 1999, Kapalua has hosted the Mercedes-Benz Championship, the season opening event for the PGA TOUR. Through the non-profit organization, Kapalua Maui Charities, Inc., we have agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at the Kapalua Resort through January 2010.

Other signature events of the Kapalua Resort include:

•       WhaleQuest at Kapalua, an annual event that commenced in February 2006 to celebrate the annual migration of North Pacific Humpback Whales to Hawaiian waters, and includes lectures, tours and educational workshops;

•       Celebration of the Arts, an annual event held in April that pays tribute to the people, arts and culture of Hawaii through demonstrations in hula and chant, workshops in Hawaiian art, and one-on-one interaction with local artists;

•       Kapalua Wine & Food Festival, an annual event held in July that attracts world-famous winemakers, chefs and visitors to Kapalua for a series of wine tasting, festive gatherings and gourmet meals.

The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. The Kapalua Resort’s primary resort competitors on Maui are located in Kaanapali, which is approximately five miles from Kapalua, and Wailea on Maui’s south coast.

Community Development

The Community Development segment is responsible for all of our real estate entitlement, development, construction, sales and leasing activities. Our projects are focused primarily on the luxury real estate market within the central area of Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort; and our Public Utilities Commission regulated water and sewage transmission operations that service the Kapalua Resort.

We are the ground lessor under a long-term lease for The Ritz-Carlton, Kapalua Hotel. We also receive rental income from certain other commercial and residential properties. In August 2004, we contributed the fee interests in the land underlying the Kapalua Bay Hotel and our interests in The Kapalua Shops to Kapalua Bay LLC, a wholly-owned subsidiary of Kapalua Bay Holdings, LLC (“Bay Holdings”) a limited liability company formed as a joint venture between the Company, Marriott International Inc. and Exclusive Resorts LLC. We have a 51% interest in and are the managing member of Bay Holdings. In April 2006, the Kapalua Bay Hotel was closed and demolition of the property began in July in connection with the construction of The Residences at Kapalua Bay project. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including among other things, construction of infrastructure improvements, payment of impact fees (for things such as parks and traffic mitigation), restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

We have approximately 1,500 acres of land in Maui that are at various stages in the land entitlement process as follows:

	Number	Zoned for
Location	of Acres	Planned Use
Kapalua Resort	675	Yes
Other Kapalua Resort and West Maui	528	No
Upcountry	305	No

Honolua Ridge Phase I and II are comprised of a total 50 agricultural lots ranging from three to 30 acres, with list sales prices ranging from $895,000 to $6.5 million. We began selling Phase I in 2004 and Phase II in 2005. As of December 31, 2006, all Phase I lots had been sold and there were nine unsold lots remaining in Honolua Ridge Phase II.

In 2006, we sold 2,200 acres of “non-core” properties in three transactions that resulted in net cash sales proceeds of $27.6 million. See Real Estate Sales, Note 7 to the Consolidated Financial Statements.

Some of the projects that the Community Development segment has in the planning stages include:

•       Kapalua Mauka: As presently planned, this project is comprised of 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf.

•       The Village at Kapalua: This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 50,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort related facilities. The grand opening of the first phase was held in October 2006.

•       Pulelehua: This project is designed to be a new traditional community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. We are currently in the process of securing a date for hearing of the project by the Maui County Council Land Use Committee.

•       The Residences at Kapalua Bay: This project includes the construction of approximately 146 units that will be sold as whole ownership and fractional ownership residences, a clubhouse, pool, spa and other amenities on the site of the former Kapalua Bay Hotel. Demolition of the hotel and construction began in July of 2006. Together with our joint venture partners we began the recycling and upcycling of all salvable materials with the intent of reusing over 90% of the material from the existing hotel after closure of the hotel in early April. In June, we began to finalize binding sales contracts for the whole-ownership units and in July we began sales of the fractional ownership units. Construction loan financing for this project was concluded in July.

•       Hali`imaile Town: This new town in Upcountry Maui will be a holistic traditional community where agriculture, education, and sustainability are core design elements. A series of community design workshops were held in March 2006 to involve the Maui community in determining the vision for this expansion of the community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui when it updates the County General Plan over the next three years.

The price and market for luxury real estate on Maui has in the past been highly cyclical based upon interest rates, the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. The Community Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii and the mainland United States.

Employees

In 2006, we employed approximately 1,195 people. Agricultural operations employed approximately 370 full-time and approximately 309 seasonal or intermittent employees. Approximately 64% of the Agricultural operations employees were covered by collective bargaining agreements. Resort operations employed approximately 430 employees, of which approximately 7% were part-time employees and approximately 28% were covered by collective bargaining agreements. The Community Development segment employed approximately 25 employees, and corporate and support services employed approximately 61 employees in 2006.

Other Information

Our Agriculture segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $1,078,000 in 2006, $530,000 in 2005 and $695,000 in 2004.

We have reviewed our compliance with federal, state and local provisions that regulate the discharge of materials into the environment or otherwise related to the protection of the environment. We do not expect any material future financial impact as a result of compliance with these laws.

Pursuant to a settlement agreement with the County of Maui in 1999, we have a commitment until December 1, 2039 to share with several chemical manufacturers in the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating costs for filtrations systems on existing and future wells. We are not presently aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. For additional information, see Commitments and Contingencies, Note 18 to the Consolidated Financial Statements.

Financial Information about Geographic Areas

Revenues and long-lived assets attributable to foreign countries were not material for the last three years. See Discontinued Operations, Note 4 to the Consolidated Financial Statements.

Available Information

Our Internet address is www.mauiland.com. Information about the Company is also available on www.kapalua.com. Reference in this annual report to our website address does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC’s website at www.sec.gov.

Executive Officers of the Company

The Company’s executive officers as of March 1, 2007, are listed below. The current terms of the executive officers expire in May 2007, or at such time as their successors are elected.

David C. Cole (54)

Mr. Cole has served as Chairman of the Company since March 2004, and President and Chief Executive Officer of the Company since October 2003. Mr. Cole also served as Manager of Sunnyside Farms, LLC, a specialty consumer products retailer and supplier of premium organic meats and produce in Washington, Virginia from 1997 to 2006; and President of Aquaterra, Inc. an investment management firm that serves as managing general partner for Pan Pacific Ventures LP, Catalyst II LLC and Aquaterra Partners LLC, partnerships with interests in software, real estate, agriculture, retailing, renewable energy and consumer products since 1997. Mr. Cole served as Chairman of Twin Farms Collections, LLC a luxury resort in Barnard Vermont from 2001 to 2004.

Robert I. Webber (48)

Mr. Webber has served as Chief Financial Officer and Senior Vice President of Business Development since April 2006. He served as President of Dyntek, Inc., a provider of technology services based in Irvine, California, from June 2005 to March 2006; and as Chief Financial Officer and Director from July 2004 to March 2006. He was the General Manager of Spectrus, Inc., (formerly known as FOR1031) a privately held commercial real estate development and services company in Irvine, California from October 2003 to June 2004. Mr. Webber served as President and Chief Executive Officer of MindArrow Systems, Inc., a communications and technology company in Aliso Viejo, California from June 2000 to September 2003.

Brian C. Nishida (50)

Mr. Nishida has served as Executive Vice President/Agriculture of the Company since June 2004; President and Chief Executive Officer, Maui Pineapple Company, Ltd. since January 2004. He served as Vice President and General Manager, Del Monte Fresh Produce (Hawaii) Inc., a vertically integrated producer, marketer and distributor of fresh and fresh-cut prepared fruit and vegetables, juices, beverages, snacks and desserts from 1985 to 2003.

Robert M. McNatt (59)

Mr. McNatt has served as Executive Vice President/Community Development since February 2005; Senior Vice President/Land Planning & Development 2004 to 2005; Vice President/Land Planning & Development 2001 to 2004; Vice President/Development of Kapalua Land Company, Ltd., the land development and resort operating subsidiary of the Company since 1996.

Fred W. Rickert (63)

Mr. Rickert has served as Vice President/Treasurer of the Company since May 2006. He served as Vice President/Chief Financial Officer from September 2004 to May 2006 and Acting Chief Financial Officer July 2004 to September 2004; Vice President/Finance of Maui Pineapple Company, Ltd., the operating subsidiary of the Company’s Agriculture segment from April 2004 to July 2004. Mr. Rickert served as Chief Financial Officer of the Port of Oakland, a municipal corporation with operations in the Oakland International Airport, maritime operations, and commercial real estate development 1996 to 2004 and Vice President Accounting of PLM International, Inc., an AMEX listed company syndicating partnerships for transportation equipment operating leases, from 1990 to 1996.

Item 1A.                RISK FACTORS

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

We are currently dependent upon the ability and experience of certain key management employees. There can be no assurance that we will be able to retain their services. We do not currently carry key man insurance on any of these individuals, and loss of one or more could have a material adverse effect on financial results.

Real estate investments are subject to numerous risks.

We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. Also, we have a 51% ownership interest in Kapalua Bay Holdings, LLC, the owner and developer of The Residences at Kapalua Bay  When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decrease. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse effect on our results of operations or financial condition. In addition, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

If we are unable to complete land development projects within forecasted timing and budgeting, or at all, financial results may be negatively affected.

We intend to develop resort and other properties, as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

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

If any development project is not completed on time or within budget, this could have a materially adverse affect on our financial results.

If we are unable to obtain required land use entitlements at reasonable costs, or at all, our operating results would be adversely affected.

Our financial results are highly dependant on our Community Development operating segment. The financial performance of our Community Development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a materially adverse affect on our financial results.

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

The historical price and market for luxury real estate on Maui has been highly cyclical and if the market demand for luxury real estate were to decrease, our operating results could be adversely affected.

The highs and lows in the real estate market cycle can prevail for multiple years at a time. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect our operating results.

If we are unable to successfully compete with other developers of luxury real estate on Maui, our financial results could be materially affected.

Our real estate product faces competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, our competitors are larger than us and have greater access to capital. If we are unable to compete with these larger competitors, our financial results could be materially and adversely affected.

We have entered into limited guarantees under which we may be required to guarantee completion of the Kapalua Bay project or certain limited recourse obligations of Kapalua Bay, LLC.

Kapalua Bay, LLC, a wholly owned subsidiary of Kapalua Bay Holdings, LLC, in which we own a 51% ownership interest, entered into a construction loan agreement with Lehman Brothers Holdings Inc. (“Lehman”) on July 14, 2006, pursuant to which Lehman may loan Kapalua Bay up to $370 million. Kapalua Bay intends to construct a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Kapalua Bay. In connection with entering into the construction loan agreement by Kapalua Bay, we, and other members of Kapalua Bay Holdings entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Kapalua Bay Holdings agreed to guarantee substantial completion of the project and to reimburse Lehman for expenses incurred by Lehman toward completion of the project. Under the recourse guaranty, members of Kapalua Bay Holdings agreed to reimburse Lehman for losses incurred by Lehman due to specified actions of Kapalua Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Kapalua Bay fails to complete the project or takes any of the specified actions that result in expenses to Lehman and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could materially and adversely affect our results of operations and financial condition.

If ancient human remains continue to be uncovered at the construction site of the Residences at Kapalua Bay project, our expected financial returns from the project could be negatively impacted.

In mid-December 2006, in the process of excavation work at The Residences at Kapalua Bay project, two sets of ancient human remains were found. Construction was halted at the two locations where the remains were found and we have been working with the State Historic Preservation Division and the Maui/Lanai Island Burial Council to determine the best plan of action for the remains. At a minimum, we will need to remove and re-intern the remains. The discovery of additional remains, a concentration of remains in an area or pervasive findings of remains could result in the need to redesign portions of the project. The discovery of ancient remains at job sites in Hawaii are relatively common , but can result in substantial additional cost and fewer units available for sale.

If we cannot attract and retain skilled workers for our resort operations, our financial results could be negatively impacted. There is a potential lack of adequate skilled workers on Maui for larger development projects.

Our golf courses require a large number of course and facility maintenance and operations workers and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, our resort operations require a large number of workers to maintain the quality and level of service that we strive to provide to our guests. Our plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If we and other Maui businesses are unable to gain approvals from the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted, which in turn could have a materially adverse effect on our operations. While we proposes to pay our fair share for the provision of affordable housing and the construction of infrastructure, there are political factions in the County government who do not want any further development.

We may be subject to certain environmental regulations under which we may have additional liability and experience additional costs for land development.

Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently owns or operates or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent its real property.

Our agriculture operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

We sell our products in competition with both foreign and United States companies. Our principal competitors are three companies, Dole Food Company, Inc., Del Monte Food Co., and Del Monte Fresh Produce Company, each of which produce substantial quantities of pineapple products, a significant portion of which is produced in Central America and Southeast Asia. Other producers of pineapple products in Thailand and Indonesia also are a major source of competition. Producers of pineapple in foreign countries have substantially lower land, water, labor, and regulatory costs than we do.

Our marketing strategy is to compete based on the premium quality of our fresh pineapple product and being the only company that cans all of its pineapple in the United States. If we cannot compete effectively with these larger companies and lower cost producers, our financial results could be adversely affected.

Changes in weather conditions or natural disasters can have an adverse impact on crop production and materially affect our results of operations.

Changes in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations. We have diversified growing regions in Central and West Maui to mitigate some of these weather-related risks.

If we are unable to successfully compete with other producers of fresh and processed pineapple, our financial results could be materially affected.

The fresh and processed pineapple markets are highly competitive. A decline in the price of pineapple or increases in the price of fuel or packaging materials could adversely affect operating results.

Agricultural chemicals used in the past have resulted in contingent liabilities that could result in future claims against us.

One customer has provided a substantial portion of our processed pineapple sales; the loss of this customer may have a material adverse effect on operating results.

The United States government represented approximately 25%, 29% and 35% of our processed pineapple sales for 2006, 2005 and 2004, respectively. It is difficult to predict whether the United States government will continue to represent such a significant portion of our processed pineapple sales in the future because we do not have a long-term contract to supply pineapple to the government. If we were to lose the United States government as a customer, our operating results would be negatively affected.

Our ability to competitively serve our customers depends on the availability of reliable and low-cost transportation, and any increases in transportation-related costs could have material adverse impact on our results of operations.

We use multiple forms of transportation to bring our products to market, including by airplanes, ships, railcars and trucks. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

We rely upon co-packers to provide our supply of some products, and any failure by co-packers to fulfill their obligations could adversely affect our financial performance.

We sell pineapple juice and pineapple juice in plastic bottles of various sizes to large grocery chains in the continental United States. The pineapple juice ingredients are shipped in bulk from our cannery on Maui to co-packers on the mainland that bottle the juice to our specifications under certain co-pack agreements. The failure for any reason of any such co-packer to fulfill its obligations under the applicable agreements with us could result in disruptions to our supply of finished goods and have an adverse effect on our financial performance. We cannot provide assurance that a new arrangement would be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, which may adversely affect operating results.

Our Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua, to Maui, and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat, or perceived threat, of heightened terrorist activity in the United States, could affect a potential visitor’s choice of vacation destination or second home location.

Item 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                        PROPERTIES

The Company owns approximately 25,400 acres of land on Maui. Approximately 24% of the acreage is used directly or indirectly in the Company’s operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on the Company’s balance sheet at cost. The Company believes it has clear and unencumbered marketable title to all such property, except for the following:

•       a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;

•       certain easements and rights-of-way that do not materially affect the Company’s use of its property;

•       a mortgage on approximately 3,100 acres used in Agriculture operations, which secures the Company’s $25 million revolving loan agreement;

•       a mortgage on the three golf courses at Kapalua, which secures the Company’s $30 million revolving credit facility;

•       a mortgage on approximately 20 acres comprising the Kahului cannery property, which secures the Company’s $10 million term loan agreement;

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

Approximately 21,890 acres of the Company’s land are located in West Maui, approximately 3,500 acres are located in Upcountry Maui and approximately 28 acres are located in Kahului, Maui.

The 21,890 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 2,800 acres comprising the Company’s West Maui pineapple plantation and approximately 1,645 acres designated for the Kapalua Resort.

The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala. Approximately 1,700 acres are used for the Company’s Agriculture operations in the Company’s Upcountry pineapple plantation and fresh fruit packing facility.

The Kahului acreage includes the Company’s administrative offices, a fresh fruit packing facility, a can manufacturing plant, and a pineapple cannery with interconnected warehouses at the cannery site where finished product is stored.

Approximately 3,000 acres of leased land are used in the Company’s Agriculture operations under ten leases expiring at various dates through 2018. The Company paid $545,000 in 2006 for the aggregate land rental for all leased land in agricultural production.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange under the symbol “MLP.”  The Company did not declare any dividends in 2006 and 2005. The declaration and payment of cash dividends are restricted by the terms of borrowing arrangements to 30% of prior year’s net income. As of February 16, 2007, there were 399 shareholders of record.

The following chart reflects high and low sales prices during each of the quarters in 2006 and 2005:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2006	High	$39.40	$39.10	$37.60	$33.99
	Low	33.80	34.87	29.52	29.27
2005	High	$47.20	$44.35	$39.30	$35.75
	Low	36.26	36.34	29.60	26.75

The Company did not repurchase any shares of common stock during the fiscal year ended December 31, 2006.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total Shareholder return on Company’s Common Stock against the cumulative total return of the S&P Small Cap 600 Index and the S&P 600 Food Products. The historical stock price performance of the Company’s Common Stock show in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

*                    $100 invested on December 31, 2001 in common stock of Maui Land & Pineapple Company, Inc., S&P Small Cap 600 Index and S&P 600 Food Products.

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this performance graph by reference therein.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2006, for our equity compensation plans:

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	663,500	$35.24	502,500
Equity compensation plans not approved by security holders	66,667 (1)	$19.70	0
	133,333 (1)	27.60	0

(1)          Options to purchase 200,000 shares of Company common stock were granted in 2003 to David C. Cole under an Option Agreement, effective as of his employment start date of October 15, 2003. The exercise price for the options was $19.70 per share, the fair market value of the Company’s Common Stock on August 11, 2003, the date on which the stock compensation was agreed to in connection with Mr. Cole’s employment with the Company. Section 409A of the Internal Revenue Code imposed significant additional taxes on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. In order to eliminate those adverse tax consequences, on August 7, 2006, the Company and Mr. Cole entered into an amendment to Mr. Cole’s Stock Option Agreement dated October 6, 2003. The amendment changed the exercise price for 133,333 shares of our common stock underlying the option from $19.70 to $27.60, the fair market value of our common stock as of the effective date of the option grant. All of the options were exercisable as of October 2006 and the options terminate in October 2013.

Item 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the five years ended December 31, 2006, should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

	2006	2005	2004	2003	2002
	(in thousands except share amounts)
FOR THE YEAR
Summary of Operations
Operating revenues	$178,897	$186,680	$153,249	$151,333	$147,627
Cost of sales	65,488	73,537	71,226	74,832	79,582
Operating expenses	39,253	36,418	36,177	33,188	32,888
Shipping and marketing	16,528	14,446	15,621	19,379	18,746
General and administrative	41,939	38,425	29,347	30,537	22,679
Equity in earnings (losses) of affiliates	(5,340)	(484)	(727)	12,678	(1,178)
Interest expense	(775)	(521)	(1,159)	(2,526)	(2,389)
Interest income	1,367	443	23	167	114
Income tax (expense) benefit	(3,716)	(8,723)	528	(1,500)	3,697
Income (loss) from continuing operations	7,225	14,569	(457)	2,216	(6,024)
Discontinued operations, net of income taxes(1)	—	—	74	3,781	315
Net income (loss)	7,225	14,569	(383)	5,997	(5,709)
Earnings Per Common Share—Basic
Income (loss) from continuing operations	1.00	2.02	(.06)	.31	(.83)
Discontinued operations, net of income taxes	—	—	.01	.52	.04
Net income (loss)	1.00	2.02	(.05)	.83	(.79)
Other Data
Depreciation and amortization	$12,374	$14,263	$10,040	$12,184	$11,072
Return on beginning stockholders’ equity	7.9%	20.3%	(0.5)%	9.6%	(7.8)%
Percent of net income (loss) to revenues	4.0%	7.8%	(0.2)%	4.0%	(3.9)%
AT YEAR END
Current assets less current liabilities(2)	$19,003	$8,900	$11,184	$23,567	$25,502
Ratio of current assets to current liabilities(2)	1.7	1.2	1.3	1.9	1.9
Property, net of accumulated depreciation	$129,849	$96,935	$93,897	$95,048	$112,198
Total assets	220,199	185,999	160,923	161,680	184,195
Long-term debt and capital leases	49,716	10,284	13,953	22,996	43,252
Stockholders’ equity
Amount	100,369	91,180	71,621	71,544	62,739
Per common share	$13.77	$12.57	$9.91	$9.94	$8.72
Common shares outstanding	7,287,779	7,254,779	7,226,550	7,195,800	7,195,800

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

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this annual report.

Overview of the Company

The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

The Agriculture segment primarily includes growing, packing, processing, and marketing of processed and fresh pineapple. The fruit grown by the Company principally consists of three types of pineapple Maui Gold® and Hawaiian GoldTM (usually sold as fresh, whole fruit), Champaka (largely used for canning), and fresh organic pineapple.

Resort

The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include three championship golf courses (two golf courses after February 2007), a tennis facility, a vacation rental program, and several retail outlets.

Community Development

The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, and Public Utilities Commission regulated water and sewage transmission operations located within Kapalua Resort. Beginning August 31, 2004, the Community Development segment includes the Company’s investment in Kapalua Bay Holdings, LLC. See Other Assets—Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

Current Developments

Kapalua Mauka—In February, we received final zoning approval from the Maui County Council to change Kapalua Mauka’s zoning from “agricultural” to “West Maui Project District 2,” which allows a mix of up to 690 homes and condominiums, five acres of commercial space, and up to 27 holes of golf.

Village Course—In March, we concluded that we would close the Village Course in early 2007 and we entered into an agreement to design a new Kapalua Mauka golf course with T. J. F. Golf, Inc.

Board Appointment and Annual Meeting of Shareholders—In March, the Board of Directors appointed Warren H. Haruki to fill the position as Class III Director that was left vacant by the resignation of Richard H. Cameron in May 2005. At our Annual Meeting of Shareholders in May, (i) David C. Cole, Walter A. Dods Jr. and Fred E. Trotter III were re-elected as Class I Directors; (ii) the number of authorized shares of common stock was increased by 1,000,000 shares in order to issue equity incentive awards under the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (the “2006 Plan”); and (iii) the 2006 Plan was approved with a maximum aggregate of 1,000,000 shares of common stock that may be issued or transferred pursuant to awards granted thereunder.

Sales of Non-Core Property—In March, we sold approximately 1,860 acres and in December we sold approximately 320 acres of Upcountry Maui land as we continued towards our goal of re-deploying assets to strengthen our Agriculture segment operations, repositioning our Resort operations and increasing investments in our Community Development segment. These properties primarily consist of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic communities.

Kapalua Bay—In early April, the Kapalua Bay Hotel held its final guest night and closed its doors. In conjunction with our joint venture partners in Kapalua Bay Holdings, LLC, we began the recycling and upcycling of all salvable materials with the intent of reusing over 90% of the material from the existing hotel. Demolition of the property commenced in July. In June, we began to finalize binding sales contracts for the whole-ownership units and in July we began sales of the fractional ownership units. Construction loan financing for this project was concluded in July.

Accounting and Corporate Services—In May, our Resort and Community Development segments implemented a new accounting system and, in July, our Agriculture segment and corporate services implementation of the accounting system was completed. In August, we began implementation of our plans to centralize and reorganize our accounting and other corporate service functions.

Pulelehua—In June, the Pulelehua project was approved by the State Land Use Commission and the County Planning Commission recommended approval of the project to the Maui County Council. We are currently in the process of securing a date for hearing of the project by the Maui County Council Land Use Committee.

Hawaii BioEnergy—In July, we announced the formation of Hawaii BioEnergy LLC, an international consortium including our Company. The LLC will research the viability of renewable energy crops, products and services in the State of Hawaii.

Pineapple Operations—In June, our new fresh fruit packing line at Kahului commenced operations. In September and early October, we terminated, through voluntary resignation and layoffs approximately 6% our work force as the improved technology of our new fresh fruit packing facility automated certain tasks.

Honolua Village Center—In October, we held a grand opening for the first phase of Honolua Village Center, a 12,000 square foot commercial space in the central area of the Kapalua Resort.

Debt Commitments—In 2006, we secured additional debt commitments by increasing an existing line of credit by $10 million, concluding a term loan of $10 million secured by our Kahului cannery land and other real estate, and concluding equipment loans for the fresh fruit packing plant totaling $7.5 million.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and 2005

CONSOLIDATED

	Years Ended December 31,
	2006	2005	difference
	(in millions, except per share amounts)
Consolidated Revenues	$178.9	$186.7	$(7.8)
Net Income	$7.2	$14.6	$(7.4)
Earnings Per Common Share	$1.00	$2.02	$(1.02)

We reported net income of $7.2 million ($1.00 per share) for 2006 compared to net income of $14.6 million ($2.02 per share) for 2005. Consolidated revenues were $178.9 million for 2006, a decrease of 4% from $186.7 million for 2005. In 2006 and 2005, we sold approximately 2,200 and 640 acres, respectively, of land and other real estate in Upcountry Maui and recognized profit of $31.6 million and $26.9 million (pre-tax), respectively. Income for 2006 and 2005 also includes approximately $8.8 million and $7.4 million (pre-

tax), respectively, of asset write offs, accelerated depreciation, severance and other charges related to restructuring our operations and processes. Results for 2006 also include our equity in the losses of Kapalua Bay Holdings, LLC of $5.3 million, which primarily represents sales and marketing costs. The reduction in revenues in 2006 was due to a $9.3 million decrease from the Agriculture segment, $3.7 million from the Community Development segment, partially offset by a $5.3 million increase from the Resort segment.

General and Administrative

In 2006, general and administrative expenses increased by 9.1% to $41.9 million compared to $38.4 million for 2005.

The major components of the difference in general and administrative expenses were as follows:

	Years ended December 31,
	2006	2005	difference
	(in millions)
Salaries and wages	$12.0	$9.0	$3.0
Employee severance expense	2.7	0.9	1.8
Professional and other outside services	6.8	7.1	(0.3)
Depreciation and asset write offs	6.4	7.3	(0.9)
Medical insurance premiums	3.5	3.7	(0.2)
Employee incentives and stock compensation	2.8	2.7	0.1
Other (net)	7.7	7.7	—
Total	$41.9	$38.4	$3.5

Approximately $0.5 million of the increase in salaries and wages in 2006 was due to salaries and wages for our Agriculture segment personnel who were taken out of operations to be trained for other work. These employees were removed from the pineapple operations in connection with the transition to a less labor-intensive operation that is more focused on fresh fruit. The remaining increase in salaries and wages were the result of increases in personnel and wage adjustments. The increase in employee severance cost reflects the reduction in the Agriculture segment work force in September and October of 2006, the planned closure of the Village Course as of February 28, 2007 and management changes in 2006. See Subsequent Events—Note 20 to Consolidated Financial Statements.

The decrease in professional and other outside services primarily reflects costs incurred in 2005 to maintain and adjust the accounting system that was being used by our Agriculture segment. A decision was made in the fourth quarter of 2005 to replace accounting information technology systems and standardize our primary accounting systems and processes used by all of our businesses. In addition, the decrease in professional and other outside services costs in 2006 is due to higher cost incurred in 2005 to prepare the Company for compliance with Section 404, Sarbanes-Oxley Act of 2002.

In 2005, after planning the construction of a fresh fruit packing facility adjacent to our Kahului cannery, we changed the estimated useful life of the affected assets and began the acceleration of depreciation of those assets. Plans regarding the construction of a new cannery and can plant were revised in January 2006, and accordingly, we prospectively revised depreciation charges on the cannery and plant. In 2005, we began the execution of our plans to replace all of our accounting systems and we began the acceleration of depreciation for those assets. These accounting system assets were fully depreciated in the first half 2006, as the new accounting system was placed in service as of the beginning of the third quarter of 2006. In 2006 and 2005, we recorded charges of $2.0 million and $1.8 million, respectively, for the write-off of inventory, machinery, equipment, and deferred costs primarily because of changes in our businesses.

The reduction in medical insurance premium expense in 2006 primarily reflects the reduction in the Agriculture segment work force.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of the services provided to the operating segments.

Interest Expense

Interest expense was $775,000 for 2006 compared to $521,000 for 2005. Interest incurred in 2006 was $2,473,000, of which $1,698,000 was capitalized to construction projects. Our major capital projects under construction in 2006 included Honolua Ridge Phase II, Honolua Village at Kapalua Resort, the fresh fruit packing facility and offices, and replacement of our accounting systems. In 2005, interest incurred was $1,263,000 of which $742,000 was capitalized. Our effective interest rate on borrowings was 7.4% in 2006 compared to 6.7% in 2005.

AGRICULTURE

	Years Ended December 31,
	2006	2005	difference
	(in millions)
Revenues	$65.2	$74.5	$(9.3)
% of consolidated revenues	36%	40%
Operating Loss	$(18.6)	$(11.4)	$(7.2)

The Agriculture segment reported an operating loss of $18.6 million for 2006 compared to an operating loss of $11.4 million for 2005. Revenues for 2006 were $65.2 million or 13% lower than 2005 primarily due to a lower case volume of processed pineapple sales that were only partially offset by higher case volume of fresh pineapple sales.

Operating losses reported by the Agriculture segment for 2006 and 2005 include $4.0 million and $4.5 million, respectively, for asset write offs and accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations. The Agriculture segment also recorded $1.8 million for employee severance cost in 2006 primarily as a result of production efficiencies gained by the operation of the new fresh fruit packing plant and charges of $944,000 related to materials and supplies inventories that were considered obsolete with the change to the new packing facility that went into operation at the end of June 2006. In addition, the Agriculture segment recorded $1.8 million of charges related to re-training employees in 2006 compared to $1.1 million of re-training charges in 2005.

Processed and Fresh Operations

The case volume of fresh pineapple sales increased by 17% and the average revenue per case of fresh pineapple sold increased by less than 1% in 2006 compared to 2005. Revenues from fresh pineapple sales were approximately 45% of the Agriculture segment net sales for 2006, compared to approximately 34% for 2005.

The case volume of processed pineapple sales decreased by 29% in 2006 as compared to 2005 primarily reflecting our strategy to reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for our processed pineapple products increasing by approximately 5% for 2006 compared to 2005. We implemented price increases for our processed product lines in January, March, and August of 2006, and in May and August of 2005.

Processed pineapple sold to the U.S. Government (primarily to the Department of Agriculture) comprised approximately 36% of our case volume of canned pineapple sales in 2006 compared to 40% in 2005. The decrease in the percentage of processed pineapple sales to the U.S. Government is a result of unanticipated sales in 2005 that did not recur in 2006.

The Agriculture segment cost of sales was lower by 4% in 2006 compared to 2005, primarily reflecting the reduced sales volume of processed pineapple partially offset by the increased sales volume of fresh pineapple. The average per unit cost of sales for processed pineapple was higher in 2006 compared to 2005 because of the reduced tonnage of fruit being processed, while the average per unit cost of sales for fresh pineapple was lower primarily reflecting efficiencies that the operation is beginning to realize with the operation of the new fresh packing facility. In 2006 and 2005, there were partial liquidations of LIFO (last-in, first-out) inventories for our processed pineapple products, resulting in lower costs from prior years being charged to cost of sales. Based on current costs, the operating loss for the Agriculture segment for 2006 and 2005 would have increased by approximately $2.3 million and $2.9 million, respectively.

Agriculture segment shipping and marketing cost decreased by about 1% in 2006 compared to 2005 principally reflecting a lower volume of processed pineapple, partially offset by higher average cost for shipping and higher volume of fresh fruit shipments. The average shipping and selling cost for our fresh pineapple was lower in 2006 compared to 2005 primarily because in 2006 we shipped approximately 84% of our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 75% in 2005. Changes in our cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products enabling us to increase our reliance on surface transport to reach North American markets.

RESORT

	Years Ended December 31,
	2006	2005	difference
	(in millions)
Revenues	$46.1	$40.8	$5.3
% of consolidated revenues	26%	22%
Operating Loss	$(6.4)	$(5.8)	$(0.6)

The Resort segment reported an operating loss of $6.4 million for 2006 compared to $5.8 million for 2005. Resort segment revenues were $46.1 million for 2006 compared to $40.8 million for 2005, an increase of 13%, as a result of higher revenues from the Kapalua Villas and from our golf operations primarily due to rate increases. The operating loss for 2006 includes $946,000 of employee severance expense, primarily reflecting the planned February 28, 2007 closure of the Village Course and management changes. The operating loss for 2006 also includes higher expenses in particular for advertising and promotions, utilities and allowance for doubtful accounts.

The Plantation Course was closed from April through July of 2005 for renovation of the greens and bunkers. The closure of that golf course for four months in 2005 negatively impacted the operating results from Resort operations in 2005 compared to 2006.

Hotel and condominium room occupancies at the Kapalua Resort, and to a somewhat lesser extent for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed. This closure resulted in approximately 20% fewer available rooms at Kapalua Resort and as expected, negatively affected the number of paid rounds of golf and retail sales in 2006.

Golf, Retail and Villas

Revenues from golf operations increased by 8% for 2006 compared to 2005. Overall, paid rounds of golf decreased by 6%, and average green and cart fees increased by 19% in 2006 compared to 2005.

Resort retail sales for 2006 were about 5% lower than sales in 2005. Lower retail sales reflect the closure of the Kapalua Bay Hotel and the closure of our Logo Shop, Kids Shop and Home Store in May 2006, and our Kapalua Collection Store in March 2006. These shops were adjacent to the hotel and represented approximately 6,600 square feet of retail area. In mid-October 2006, our new 1,900 square foot Kapalua Collections store featuring upscale resort wear opened at The Honolua Village Center in our central resort area.

Revenues from The Kapalua Villas increased in 2006 compared to 2005, primarily reflecting an 18% increase in the average room rates, partially offset by a lower number of occupied rooms. The increase in average room rates were due to a greater number of direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Years Ended December 31,
	2006	2005	difference
	(in millions)
Revenues	$67.3	$71.1	$(3.8)
% of consolidated revenues	38%	38%
Operating Profit	$36.2	$40.8	$(4.6)

The Community Development segment reported an operating profit of $36.2 million for 2006 compared to $40.8 million for 2005. Revenues from this operating segment were $67.3 million for 2006 compared to $71.1 million for 2005.

In 2006, we recognized revenues of $33.5 million and a pre-tax gain of $31.6 million from the sale of approximately 2,200 acres of non-core Upcountry Maui land. The land sold was comprised of agricultural lands that had been earmarked for disposition as “non-core” to our strategic plans. In 2005, we recognized revenues of $32.2 million and operating profit of $26.9 million from seven real estate sales transactions. In June 2005, we concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. We also sold approximately 600 acres of Upcountry Maui land in 2005.

Our equity in the losses of Kapalua Bay Holdings, LLC was $5.3 million in 2006 compared to $454,000 in 2005. The increased loss is the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise The Residences at Kapalua Bay project.

Real Estate Sales

Honolua Ridge Phase II residential subdivision consists of 25 agricultural lots, which began selling in August 2005. Through the end of 2006, 16 lots had closed escrow, with nine lot sales closing in 2006. Revenues and profit from this project are being recognized on the percentage-of-completion method, under which we recognized revenues of $26.2 million in 2006. Honolua Ridge Phase II was substantially complete as of December 31, 2006.

In 2005, we recognized revenues of $30.8 million from Honolua Ridge Phase I and Phase II lot sales. At December 31, 2005, the infrastructure improvements for Honolua Ridge Phase I were substantially complete, and Honolua Ridge Phase II was approximately 35% complete. Our balance sheet at December 31, 2005 included deferred revenues for Honolua Ridge lots sales recognized on the percentage-of-completion method of $1.9 million.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends for this segment.

Comparison of Years Ended December 31, 2005 and 2004

CONSOLIDATED

	Years Ended December 31,
	2005	2004	difference
	(in millions, except per share amounts)
Consolidated Revenues	$186.7	$153.2	$33.5
Net Income (Loss)	$14.6	$(0.4)	$15.0
Earnings Per Common Share	$2.02	$(0.05)	$2.07

We reported net income of $14.6 million ($2.02 per share) for 2005 compared to a net loss of $383,000 ($.05 per share) for 2004. Consolidated revenues were $186.7 million for 2005, an increase of 22% from $153.2 million for 2004. The improved results in 2005 were primarily attributable to revenues and operating profit from the Community Development segment as a result of sales of real estate inventories and the sale of other real estate, as further described below. Results for 2005 included charges of approximately $7.4 million (pre-tax) related to the restructuring of our business processes and operations.

General and Administrative

In 2005, general and administrative expenses increased by 31% to $38.4 million compared to $29.3 million for 2004.

The major components of the difference in general and administrative expenses were as follows:

	Years ended December 31,
	2005	2004	difference
	(in millions)
Salaries and wages	$9.0	$6.2	$2.8
Depreciation and asset write offs	7.3	3.4	3.9
Professional and other outside services	7.1	3.8	3.3
Medical insurance premiums	3.7	4.4	(0.7)
Employee incentives and stock compensation	2.7	2.1	0.6
Employee severance expense	0.9	2.1	(1.2)
Other (net)	7.7	7.3	0.4
Total	$38.4	$29.3	$9.1

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

The decrease in medical insurance premiums in 2005 largely reflects the reduction in the work force in the Agriculture segment that occurred in 2004 and in 2005. Employee severance expense was lower in 2005 because of management changes at the corporate level in 2004. In addition, employee severance charges arising from reduction in the work force in the Agriculture segment were approximately $1.3 million in 2004 compared to $520,000 in 2005.

The increase in depreciation and asset write offs charged to general and administrative expenses primarily relate to: (1) acceleration of depreciation charges on certain assets from the current cannery, can plant and fresh fruit processing facility; (2) acceleration of depreciation charges on our integrated accounting system; (3) write off of assets related to our payroll and human resource accounting system; and (4) the write off of other assets that we have ceased to use.

In 2005, we began planning the construction of a processing facility to replace our fresh fruit packing plant, and a multi-commodity/multi-client processing facility to replace our cannery and can plant. In 2005, we began to evaluate the Agriculture segment assets and record depreciation charges related to the change in estimated useful life of these assets. We estimated that Agriculture segment assets with a net book value of approximately $5.4 million will be expensed over the 34-month period ending December 31, 2007. This resulted in additional depreciation charges of $2.7 million in 2005.

In 2005, as we evaluated our businesses, operations and processes it became evident that the accounting systems currently in use were not able to meet our expanding needs. Our payroll and human resource accounting functions were outsourced to a third party provider at the end of 2005 and the net book value of the related in-house systems was written off. In the fourth quarter of 2005, we concluded plans to replace the other primary accounting systems that were being used and began to accelerate the depreciation of the existing accounting systems. Evaluation of our fixed assets in 2005 also resulted in the identification of assets that we will no longer use because of changes in plans and operations. In 2005, we expensed $4.0 million for these asset write offs and acceleration of depreciation for accounting systems.

The increase in professional and other outside services in 2005 reflects the cost of outside consultants primarily to assist us in documenting our internal controls and processes required, in part, by the requirements of Section 404 of the Sarbanes-Oxley Act. The increase in professional and other outside services also reflects charges incurred in 2005 for modifications and adjustments to our accounting system and additional training of our employees on use of the system. Reduction in staffing and staff turnover, particularly in the Agriculture segment, necessitated re-training of the staff.

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

AGRICULTURE

	Years Ended December 31,
	2005	2004	difference
	(in millions)
Revenues	$74.5	$80.0	$(5.5)
% of consolidated revenues	40%	52%
Operating Loss	$(11.4)	$(10.8)	$(0.6)

The Agriculture segment reported an operating loss from continuing operations of $11.4 million for 2005 compared to an operating loss of $10.8 million for 2004. Revenues in 2005 of $74.5 million were 7% lower than revenues in 2004.

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

•       Revenues for 2005 include $3.1 million received from the U.S. Customs Service compared to $1.7 million received from this program in 2004. These cash distributions were made pursuant to the Continued Dumping and Subsidy Offset Act of 2000, or the CDSOA, which allows for distribution of antidumping duties to injured domestic producers. The distributions are recorded as “Other Income” in the Consolidated Statements of Operations.

Anti-dumping duties have been in effect on processed pineapple fruit imported from Thailand since 1995. In late 2004, the anti-dumping duty order on several Thailand exporters of processed pineapple, which together accounted for more than 50% of the Thailand exports to the United States, was revoked. As a result, these Thailand exporters no longer have anti-dumping duties assessed on their exports to the United States. These revocations have had, and will continue to have, an effect on the amount of funds collected and distributed to us under the CDSOA.

Fresh and Processed Operations

The case volume of fresh pineapple sales increased by 25% in 2005 compared to 2004. Revenues from fresh pineapple sales were approximately 34% and 24% of the Agriculture segment net sales for 2005 and 2004, respectively. Our average revenue per box of fresh pineapple sales increased by approximately 6% in 2005 compared to 2004 primarily reflecting the improved quality of its products and related marketing efforts.

The case volume of processed pineapple sales decreased by 27% for 2005 compared to 2004, primarily reflecting our strategy to sharply reduce supply to selected retail market segments. This market refinement has resulted in the average sales prices for our processed pineapple products to increase by approximately 7% for 2005 compared to 2004. We implemented price increases for our processed product lines in March, June and August of 2004, and in August 2005.

Processed pineapple sold to the U. S. Government, primarily to the Department of Agriculture, comprised approximately 40% of our case volume of processed pineapple sales in 2005 compared to approximately 35% in 2004. The increase in the percentage of processed pineapple sales to the U. S. Government is a result of lower overall processed pineapple sales and an increase in our participation in government programs that purchase pineapple for school lunches, needy families and other government programs.

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

Agriculture shipping and marketing cost decreased by $1.1 million, or 9%, in 2005 as compared to 2004, largely reflecting the lower sales volume of processed pineapple, partially offset by increased ocean and airfreight shipping costs per unit. Increased use of surface shipment, instead of the higher cost air shipment, was also responsible for the lower cost in 2005. In 2005, we shipped approximately 87% of our Maui Gold® fresh pineapple by surface, rather than by air, compared to about 72% in 2004. Reductions in the work force at our sales and marketing office and an increase in shipments directly to our customers (as opposed to interim storage of inventory in public warehouses), also contributed to lower shipping and marketing costs in 2005.

RESORT

	Years Ended December 31,
	2005	2004	difference
	(in millions)
Revenues	$40.8	$39.6	$1.2
% of consolidated revenues	22%	26%
Operating Loss	$(5.8)	$(5.2)	$(0.6)

The Resort segment reported an operating loss of $5.8 million for 2005 compared to an operating loss of $5.2 million for 2004. Resort revenues of $40.8 million in 2005 were 3% higher than in 2004.

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

COMMUNITY DEVELOPMENT

	Years Ended December 31,
	2005	2004	difference
	(in millions)
Revenues	$71.1	$33.4	$37.7
% of consolidated revenues	38%	22%
Operating Profit	$40.8	$16.4	$24.4

The Community Development segment reported an operating profit of $40.8 million for 2005 compared to $16.4 million for 2004. Revenues from this operating segment were $71.1 million for 2005 compared to $33.4 million for 2004.

Operating profit for 2005 includes $454,000 of losses from our equity interest in Kapalua Bay Holdings, LLC, compared to losses of $779,000 for 2004.

Real Estate Sales

Revenues for 2005 include $32.2 million from the sale of approximately 640 acres of land in Upcountry Maui, which resulted in operating profit of $26.9 million. Of these 640 acres, approximately 88 acres of the land had been previously been planned for development and subsequent bulk sale, potentially in 2007. The remaining property was comprised of agricultural lands and property that had been earmarked for disposition as “non-core” to our strategic plan.

Revenues for 2005 also include $30.8 million from the sale of agricultural lots at the Honolua Ridge Phase I and II residential subdivisions. Revenues and profit from these projects are being recognized using the percentage-of-completion method as the subdivision improvements are completed. At December 31, 2005, Honolua Ridge Phase I was substantially complete and Honolua Ridge Phase II, which began construction in August 2005, was approximately 35% complete. Our balance sheet at December 31, 2005, includes $10.1 million of deferred revenues (current liability) related to Honolua Ridge and $1.9 million of deferred profit (offset against the related note receivable, which is included in non-current other assets) related to a June 2005 sale of Upcountry Maui properties.

Honolua Ridge Phase I began sales in July of 2004 and 17 lots were sold in 2004. Revenues of $17.8 million were recognized in 2004 using the percentage of completion method. Revenues for 2004 also include $4.3 million from the March 2004 sale of a 6.5-acre parcel at Kapalua and $603,000 from the May 2004 sale of a custom home at Pineapple Hill Estates that we constructed as part of a joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At December 31, 2006, the Company’s total debt, including capital leases, was $51.1 million, an increase of $40 million from December 31, 2005. Additional debt in 2006 was needed to fund capital expenditures and investments, and operating cash flows.

In September through November of 2006, we concluded $17.5 million in additional long-term debt secured by our new fresh fruit packing equipment and approximately 20 acres of land and other real estate comprising our Kahului cannery property. This includes $7.5 million of such long-term debt in the form of equipment loans that are fully amortized over a 7-year term. The remainder of the long-term debt is in the form of a $10 million real estate term loan, which requires monthly principal and interest payments and is fully amortized over a 20-year term.

In December 2006, we amended one of our lines of credit increasing the total availability from $15 million to $25 million and extending the draw period and maturity date from June 2009 to June 2011.

Operating Cash Flows

Net cash used in operating activities for 2006 was $20.2 million. In 2005 and 2004, net cash flows provided by operating activities were $9.9 million and $27.6 million, respectively. By business segment, these cash flows were approximately as follows:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Agriculture	$(5.5)	$(1.9)	$7.7
Resort	(0.6)	(2.0)	(3.0)
Community Development	(6.6)	14.5	26.5
Interest, taxes and other	(7.5)	(0.7)	(3.6)
Total	$(20.2)	$9.9	$27.6

Agriculture segment cash flows used in operating activities for 2006 is largely a result of the operating loss. Cash flows for 2004 include $9.6 million from the reduction in trade receivables as a result of sales late in 2003 that were collected in early 2004.

The Community Development segment cash flows from operating activities generally vary with the amount of new real estate product available for sale. In 2004, the Company began sales and construction of infrastructure of Honolua Ridge Phase I, a 25 agricultural lot residential subdivision and 17 lot sales closed escrow in 2004. The remaining 8 lots closed escrow in 2005. In 2005, the Company began the sales and construction of infrastructure for Phase II of the Honolua Ridge agricultural lots, and 7 lot sales closed escrow in 2005. In 2006, nine Honolua Ridge Phase II lots closed escrow, resulting in cash proceeds of approximately $14 million. Cash outflows for these projects were approximately $11 million in 2006, $12 million in 2005 and $8 million in 2004.

Taxes and interest paid in 2006 was $7.5 million compared to $747,000 in 2005 and $3.6 million in 2004.

Investing Cash Flows

Cash provided by investing activities in 2006 included the following transactions:

•       The return from the exchange intermediary of $13.9 million of proceeds from previous sales of properties in 2005.

•       The sale of approximately 2,200 acres of Upcountry Maui land that was considered non-core to our businesses, which resulted in cash proceeds of $27.6 million, and a promissory note of $4.5 million that was collected in January 2007.

Cash used in investing activities in 2006 included the following transactions:

•       Cash outflows for major capital projects include the Honolua Village approximately $9.0 million; fresh pineapple packing facility $15.8 million; new corporate offices $5.4 million; and replacement of accounting systems $3.4 million. In total, cash flows used in investing activities included approximately $43.7million for additions to fixed assets.

•       Cash flows used for deferred development costs of approximately $11 million.

•       Cash contributions of $11.7 million to Kapalua Bay Holdings, LLC. See Other Assets, Kapalua Bay Holdings, LLC, Note 3 to the Consolidated Financial Statements.

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

Cash used in investing activities for 2004 included the following transactions:

•       $3.9 million for the purchase of ten acres in West Maui, was paid in January 2004;

•       $1.9 million was expended in June 2004 for the purchase of three industrial lots on Oahu, which were exchanged with the State of Hawaii for 223 acres at Kapalua located adjacent to the Company’s Kapalua Mauka project;

•       $500,000 cash contribution for a 51% membership interest in Kapalua Bay Holdings, LLC. ;

•       $500,000 was invested in Series A preferred convertible stock of the Hawaii Superferry in May 2004; and

•       Cash distributions totaling $5.7 million were paid to the minority shareholders of our Costa Rican subsidiary.

Future Cash Outflows

Contributions to our defined benefit pension plans are expected to be approximately $1 million to $1.8 million in 2007.

Capital expenditures for 2007 are expected to include $4 million for completion of construction of a new office area for our corporate headquarters and support services—accounting, information technology and human resources. This office area is being constructed within an existing warehouse at the Kahului cannery and will utilize recycled materials from the Kapalua Bay Hotel, which was demolished in 2006. The new office area is expected to be completed by April 2007.

We expect the Agriculture segment to have capital expenditures of approximately $5.6 million in 2007 of which about $1.8 million is for the replacement of existing equipment and facilities.

The Resort segment capital expenditures for 2007 are expected to be approximately $3.1 million of which approximately $2.3 million is for the renovation, refurbishment, or replacement of existing facilities and equipment.

Expenditures in 2007 for Community Development segment capital projects, deferred development costs and investments are expected to be approximately $40 million. In addition, we expect that we may contribute additional cash to Kapalua Bay Holdings, LLC if cash needs for construction exceed the funds to be released by the construction lender (see Note 3 to the Consolidated Financial Statements). In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

At December 31, 2006, the Company had unused long-term credit lines of $21.6 million. The Company believes that cash flows from operations will be sufficient to meet future debt service for existing long-term debt. The Company believes that additional financing will be necessary to fund capital expenditures and other construction projects in 2007 and is in the process of seeking specific financing for some of its investments and construction projects. The Company also believes that (although no assurances can be given) because of the significant debt reduction that it achieved in 2004 and 2005, it will be able to obtain the necessary financing for any new capital projects.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2006 (in thousands):

		Payment due by period (years)
		Less
Contractual Obligations	Total	Than 1	1-3	4-5	After 5
Long-term debt	$51,053	$1,396	$20,421	$2,830	$26,406
Capital lease obligations (including interest)	85	19	38	28	—
Interest on long term debt(1)	37,100	3,894	5,117	4,267	23,822
Operating leases(2)	2,866	585	891	526	864
Purchase commitments(2)	10,239	6,662	2,754	823	—
Other long-term liabilities(3)	4,543	586	1,194	1,088	1,675
Total	$105,886	$13,142	$30,415	$9,562	$52,767

(1)          Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at December 31, 2006.

(2)          These operating leases and purchase commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.

(3)          Amounts consist primarily of payments due under the Company’s deferred compensation plan, unfunded pension payments and severance plans. Where pension payments were for lifetime, payments were estimated for five additional years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are described in Summary of Significant Accounting Policies, Note 1 to the Consolidated Financial Statements (included in Item 8). The preparation of financial statements in conformity with generally accepted accounting principles require the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in the Company’s financial statements. The accounting policies and estimates that the Company has identified as critical to the consolidated financial statements were as follows:

•       The percentage of completion method is used to recognize revenues (and profits) from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement period on the basis of costs incurred as a percentage of total costs to be incurred. Changes in the total estimated cost expected to be incurred could be affected by conditions not anticipated that could result in higher or lower cost to complete the improvements. In 2006, 2005 and 2004, the Company recognized revenues (and profits) using the percentage-of-completion method for the sales of lots in the Honolua Ridge Phase I and II residential subdivisions. At December 31, 2006 both Phase I and II were substantially complete.

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

•       Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by the Company’s Community Development segment, totaled $23.6 million at year-end 2006. Such amounts are carried on the balance sheet at the lower of cost or estimated fair value. Based on the Company’s future development plans for Kapalua Resort and other properties, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of the Company’s development plans and the uncertainty of when or if certain parcels will be developed. Approximately $3.4 million of the Resort deferred development costs relate to a fee paid by the Company to the County of Maui for future sewerage capacity. Management estimates that the capacity in the sewerage system will be available for future development projects.

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

•       Stock based compensation expense is calculated based on assumptions as to expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

•       The Company is self insured up to certain limits for workers compensation claims and general business liabilities. At December 31, 2006, there were approximately $1.2 million of self-insurance accruals reflected on the Company’s balance sheet. The measurement of these costs requires consideration of historical experience and judgment and assumptions regarding the claims, and could vary significantly based on different assumptions and analyses.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. At December 31, 2006, 66% of the Company’s borrowings carried interest rates that were periodically adjustable to the prime rate, or to a LIBOR rate, and 34% carried interest at fixed rates. The average interest rate on the Company’s debt outstanding at December 31, 2006 was 7.4% and the fair value of the Company’s debt was $50.9 million. Based on debt outstanding at the end of 2006, a hypothetical increase in interest rates of 100 basis points would increase the Company’s interest expense by approximately $335,000 and a hypothetical decrease in interest rates of 100 basis points would increase the fair value of the Company’s long-term debt by approximately $921,000. At December 31, 2006, the fair value of the Company’s long-term debt was approximately equal to its fair value.

The Company does not believe that the market risk exposure due to foreign exchange transactions would have a material impact on the Company’s consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

The Company uses the LIFO method of accounting for its pineapple inventories. Under this method, the cost of products sold approximates current cost and, during periods of rising prices, the ending inventory is reflected at an amount below current cost. See Inventories, Note 2 to the Consolidated Financial Statements for a discussion of the effects of the current year’s LIFO liquidation. The replacement cost of pineapple inventory was $8.3 million at December 31, 2006, which is $6.1 million more than the amount reflected in the consolidated financial statements.

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
Kahului, Hawaii

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 7, 2007

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands except
	share amounts)
OPERATING REVENUES
Net Sales	$137,741	$149,204	$115,715
Operating Income	39,413	33,679	35,182
Other Income	1,743	3,797	2,352
Total Operating Revenues	178,897	186,680	153,249
OPERATING COSTS AND EXPENSES
Cost of sales	65,488	73,537	71,226
Operating expenses	39,253	36,418	36,177
Shipping and marketing	16,528	14,446	15,621
General and administrative	41,939	38,425	29,347
Total Operating Costs and Expenses	163,208	162,826	152,371
Operating Income	15,689	23,854	878
Equity in losses of affiliates	(5,340)	(484)	(727)
Interest expense	(775)	(521)	(1,159)
Interest income	1,367	443	23
Income (Loss) From Continuing Operations
Before Income Taxes	10,941	23,292	(985)
Income Tax Expense (Benefit)	3,716	8,723	(528)
Income (Loss) From Continuing Operations	7,225	14,569	(457)
Income From Discontinued Operations (net of income tax expense of $46)	—	—	74
NET INCOME (LOSS)	$7,225	$14,569	$(383)
BASIC EARNINGS PER COMMON SHARE
Continuing Operations	$1.00	$2.02	$(0.06)
Discontinued Operations	—	—	0.01
Net Income (Loss)	$1.00	$2.02	$(0.05)
DILUTED EARNINGS PER COMMON SHARE
Continuing Operations	$0.98	$1.99	$(0.06)
Discontinued Operations	—	—	0.01
Net Income (Loss)	$0.98	$1.99	$(0.05)
Average Common Shares Outstanding
Basic	7,259,534	7,229,457	7,197,808
Diluted	7,347,694	7,309,043	7,197,808

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net Income (Loss)	$7,225	$14,569	$(383)
Minimum pension liability, net of taxes of $(1,335), $1,499 and $(1,007)	(2,373)	2,665	(1,792)
Foreign currency translations	—	—	111
Comprehensive Income (Loss)	$4,852	$17,234	$(2,064)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,143	$7,216
Accounts receivable, less allowance of $555 and $265 for doubtful accounts	25,440	19,605
Inventories
Pineapple products	2,207	3,653
Real estate held for sale	8,449	5,651
Merchandise, materials, and supplies	7,368	8,001
Prepaid expenses and other assets	837	1,310
Deferred income taxes	976	3,961
Total Current Assets	46,420	49,397
PROPERTY
Land	10,315	10,332
Land improvements	56,738	55,715
Buildings	63,280	48,452
Machinery and equipment	117,661	110,525
Construction in progress	12,843	11,226
Total Property	260,837	236,250
Less accumulated depreciation	130,988	139,315
Net Property	129,849	96,935
OTHER ASSETS	43,930	39,667
TOTAL	$220,199	$185,999
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,396	$534
Current portion of capital lease obligations	14	303
Trade accounts payable	16,145	18,418
Payroll and employee benefits	6,079	4,676
Income taxes payable	346	2,518
Deferred revenue	1,205	11,380
Other accrued liabilities	2,232	2,668
Total Current Liabilities	27,417	40,497
LONG-TERM LIABILITIES
Long-term debt	49,657	10,284
Capital lease obligations	59	—
Accrued retirement benefits	29,272	29,792
Deferred income taxes	4,566	8,924
Other noncurrent liabilities	8,321	4,805
Total Long-Term Liabilities	91,875	53,805
MINORITY INTEREST IN SUBSIDIARY	538	517
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Common stock—no par value, 9,000,000 and 8,000,000 shares authorized, 7,287,779 and 7,254,779 shares issued and outstanding	15,168	14,186
Additional paid in capital	4,743	2,930
Retained earnings	82,765	75,540
Accumulated other comprehensive loss	(2,307)	(1,476)
Stockholders’ Equity	100,369	91,180
TOTAL	$220,199	$185,999

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended December 31, 2006
(in thousand)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)
Balance, December 31, 2003	7,196	$12,455	$195	$61,354	$(2,460)
Stock compensation expense			2,141
Vested restricted stock issued	31	880	(880)
Minimum pension liability					(1,792)
Foreign currency translations					111
Net Loss				(383)
Balance, December 31, 2004	7,227	13,335	1,456	60,971	(4,141)
Stock compensation expense			2,292
Vested restricted stock issued	28	851	(851)
Minimum pension liability					2,665
Tax benefit from stock compensation			33
Net income				14,569
Balance, December 31, 2005	7,255	14,186	2,930	75,540	(1,476)
Adjustment to initially apply FASB Statement No. 158, net of tax					1,542
Minimum pension liability					(2,373)
Stock option exercises	25	694
Stock compensation expense			2,063
Vested restricted stock issued	8	288	(288)
Tax benefit from stock compensation			38
Net income				7,225
Balance, December 31, 2006	7,288	$15,168	$4,743	$82,765	$(2,307)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net Income (loss)	$7,225	$14,569	$(383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	12,374	14,263	10,040
Stock based compensation	2,063	2,292	2,141
Equity in losses of affiliates	5,336	642	1,000
(Gain) loss on property disposals	(30,465)	(25,361)	87
Deferred income taxes	(906)	6,151	(1,317)
Changes in operating assets and liabilities:
Accounts receivable	(629)	(6,621)	11,349
Inventories	(719)	(2,205)	(699)
Trade payable	(3,693)	2,685	141
Income taxes payable	(2,083)	2,293	(1,679)
Deferred revenues	(8,941)	(1,638)	11,830
Other operating assets and liabilities	206	2,797	(4,890)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,232)	9,867	27,620
INVESTING ACTIVITIES
Purchases of property	(45,874)	(16,887)	(11,360)
Proceeds from disposals of property	44,071	14,300	1,657
Distribution from affiliates	—	75	433
Contributions to affiliates	(11,735)	(213)	(1,090)
Payments for other assets	(12,954)	(5,277)	(2,840)
NET CASH USED IN INVESTING ACTIVITIES	(26,492)	(8,002)	(13,200)
FINANCING ACTIVITIES
Proceeds from long-term debt	112,600	21,900	11,500
Payments of long-term debt	(72,365)	(27,678)	(20,780)
Payments on capital lease obligations	(310)	(402)	(299)
Stock compensation exercises	694	—	—
Other	32	—	(1,173)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,651	(6,180)	(10,752)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(6,073)	(4,315)	3,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,216	11,531	7,863
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,143	$7,216	$11,531
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):
Cash paid during the year—
Interest (net of amount capitalized)	$793	$468	$1,184
Income taxes	6,672	279	2,450

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•        Amounts included in accounts payable for additions to property and other investments totaled $2,359,000, $1,701,000 and $790,000 at December 31, 2006, 2005 and 2004, respectively.

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

COMPREHENSIVE INCOME

Comprehensive income (loss) includes all changes in Stockholders’ Equity, except those resulting from capital stock transactions. Comprehensive income (loss) includes the minimum pension liability (see Employee Benefit Plans, Note 9) and foreign currency translation adjustments.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less.

INVENTORIES

Inventories of tinplate, cans, ends and processed pineapple products are stated at cost, not in excess of market value, using the dollar value last-in, first-out (“LIFO”) method.

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops.  The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at December 31, 2006, consisted of approximately 3,575 acres in various stages of growth that will be harvested principally in the years 2007 through 2008, and are expected to yield an average of approximately 33 tons per acre. At December 31, 2005, growing crops consisted of approximately 5,500 acres that will be harvested in the years 2006 through 2008, and are expected to yield an average of approximately 33 tons per acre.

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

LONG-LIVED ASSETS

Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value.

EMPLOYEE BENEFIT PLANS

The Company’s policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

As of December 31, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.”  The Standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end.

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

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company’s majority owned subsidiary in Costa Rica are translated into United States dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at weighted average exchange rates in effect during the period. Translation adjustments are reported as other comprehensive income (loss) and accumulated in Stockholders’ Equity, which totaled $-0- for 2006 and 2005, and $111,000 for 2004. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in income as incurred. During 2006, 2005 and 2004 such transaction gains and losses were not material.

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

NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007, and is currently in the process of determining the effect on its financial statements of the adoption.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Potentially dilutive common shares from stock-based compensation arrangements are not included in the number of diluted common shares for 2004, because to do so would have an antidilutive effect on the net loss per share. The potentially dilutive common shares were 106,817 for 2004. In 2006 and 2005, the potentially dilutive common shares were included in the dilutive earnings per share computation.

2.              INVENTORIES

Agriculture product inventories were comprised of the following components at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Finished Goods	$1,416	$2,425
Work In Progress	299	367
Raw Materials	492	861
Total	$2,207	$3,653

The replacement cost of Agriculture product inventories at year-end approximated $8 million in 2006 and $10 million in 2005. In 2005 and 2004, there were partial liquidations of LIFO inventories; thus, cost of sales included prior years’ inventory costs, which were lower than current costs. Had current costs been charged to cost of sales, income from continuing operations before income taxes for 2006 and 2005 would have decreased by $2.3 million and $2.9 million, respectively; and the loss from the continuing operations before income taxes for 2004 would have increased by $6.8 million.

3.              OTHER ASSETS

Other Assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Deferred costs	$24,360	$12,831
Cash surrender value of life insurance policies (net)	1,646	1,518
Pension asset	—	1,866
Investment in Kapalua Bay Holdings, LLC	10,041	2,518
Cash held by exchange intermediary (Note 7)	—	13,854
Notes receivable from real estate sales (Note 7)	1,009	3,411
Other	6,874	3,669
Total	$43,930	$39,667

Cash surrender value of life insurance policies is stated net of policy loans, totaling $619,000 at December 31, 2006 and 2005. The policy loans bear interest at 5.75% to 8% and are payable upon the death of the insured or cancellation of the policies. The Company owns the insurance policies and the related cash surrender values, and has directly borrowed against such cash surrender values for general operating purposes. The loans were not provided by or on behalf of the Company to our officers and/or directors. The Company has no intention of repaying such loans during the next year and has the right to offset the loans against the proceeds received on maturity or cancellation of the policies; accordingly, the loans are presented as a reduction of the respective cash surrender values included in other noncurrent assets on the Company’s balance sheet.

KAPALUA BAY HOLDINGS, LLC

On August 31, 2004, the Company, Marriott International Inc. (“Marriott”) and Exclusive Resorts LLC (“ER”), through wholly owned affiliates, entered into an agreement to form Kapalua Bay Holdings, LLC (“Bay Holdings”). A 46% shareholder of the Company through related companies is the majority owner of ER. Bay Holdings also formed a wholly-owned, single member limited liability company, Kapalua Bay LLC (“Kapalua Bay”).

On August 31, 2004, Kapalua Bay completed the purchase of the leasehold interest in the land (“ground lease”) and hotel improvements of the Kapalua Bay Hotel (“KBH”) from YCP Kapalua L.P. and YCP Kapalua Operator, Inc. for $48.3 million. The Company was the lessor under the ground lease with YCP. The purpose for the acquisition was to redevelop the site and construct whole and fractional residential units for sale to the public. The plan was to operate the hotel and adjacent retail shops, demolish these improvements, and then begin construction of the residential units. The hotel was closed in early April 2006, and demolition of the improvements began in July 2006. During the period prior to the demolition, Bay Holdings prepared the development plans, obtained the required governmental approvals, and prepared marketing and sales plans. Sales of the whole units began in June 2006 and sales of the fractional residential units began in July 2006.

In mid-December 2006, in the process of excavation work at the project site, two sets of ancient human remains were found. Construction was halted at the two locations where the remains were found and the Company is currently working with the State Historic Preservation Division and the Maui/Lanai Island Burial Council to determine the best plan of action for the remains. Construction is continuing on the areas of the project that are unaffected.

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

The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. The historical cost basis of the land is nominal because it was acquired in the early 1900s. The net book value of the Shops was $1.7 million at the date of contribution, and the costs paid on behalf of Kapalua Bay of $574,000 are also included in the Company’s investment account. In 2006 and 2005, the Company capitalized $358,000 and $499,000, respectively, of costs paid on behalf of Kapalua Bay and additional Shops assets to the Company’s investment account. The unrecognized (and unrealized) appreciation relating to the contributed land parcel is estimated at approximately $24.6 million (based on arms-length negotiations between the Bay Holdings members), and will be recognized as income as Bay Holdings sells the residential units. The Company believes that the recognition of income at the time of sale satisfies the realization criteria because the earnings process is complete and the amount of income is determinable and collectible. The costs of the other components in the Company’s investment account (Shop improvements and costs paid on behalf of Bay Holdings) will be charged to expense in a systematic manner as Bay Holdings sells the residential units. The Company will include the income and expenses relating to these non-monetary contributions as part of its equity in the income of Bay Holdings.

In connection with the transaction, Kapalua Bay secured a $45 million credit agreement with two lenders. The credit agreement had an initial term of two years and was secured by a mortgage on the KBH. In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the “Loan Agreement”) with Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman”), for the lesser of $370 million or 61.6% of the total projected cost of the project (the “Loan”). Upon closing of the Loan, the lender disbursed an initial advance of $40.1 million (including the repayment of advances under the $45 million credit agreement) to Kapalua Bay. Kapalua Bay paid Lehman a loan fee of $3.7 million out of the proceeds of the initial advance under the Loan Agreement, which payment represents one percent (1.0%) of the maximum Loan amount and is non-refundable regardless of when the loan is repaid or whether any further advances of the Loan are made. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All Loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. The lender was not obligated to make further advances until certain building permits for the project have been issued, and such building permits were issued in the fourth quarter of 2006. After issuance of the building permits, Kapalua Bay may borrow up to an additional $44.9 million for certain purposes, for a total advance of $85 million. Subsequent borrowings by Kapalua Bay are contingent upon sales of residential units equal to or exceeding $285.0 million. As of February 2007, Kapalua Bay has received approximately $218 million in binding sales commitments.

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

The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members’ guarantee to the lender does not include payment in full of the Loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under this Loan Agreement. During the 2006, the Company made cash contributions of $11.7 million to the joint venture.

The Company has been designated as the managing member of Bay Holdings and as such will manage the affairs of the entity. Profits and losses of Bay Holdings will be allocated in proportion to the members’ ownership interest, which approximate the estimated cash distributions to the members.

The Company has an agreement with Bay Holdings to provide entitlement services relating to the receipt of governmental permits and authorizations required for the development projects. The fee to the Company for these services is $450,000, which in lieu of cash payment, was deemed to be contributed to the Company’s capital account in Bay Holdings in two equal installments on September 1, 2005 and September 1, 2006. In 2006 and 2005, the Company recorded 49% (amount attributable to the other members) of the fee earned.

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

The Company’s 2006, 2005 and 2004 equity in the losses of Bay Holdings was $5.3 million, $454,000, and $779,000 (pre-tax), respectively. Summarized balance sheet information for Bay Holdings as of December 31, 2006 and 2005 and operating information for 2006 and 2005 and for the period from August 31, 2004 (date of formation) to December 31, 2004 follows:

	2006	2005
	(in thousands)
Restricted cash	$22,398	$—
Project development cost	87,211	55,336
Other assets, net	25,193	29,152
Total Assets	$134,802	$84,488
Construction loan payable	$41,589	$28,980
Deposits	21,161	—
Other liabilities	11,295	7,601
Total Liabilities	$74,045	$36,581
Members’ Capital	$60,757	$47,907
	2006	2005	2004
Revenues	$6,865	$24,490	$5,939
Costs and Expenses	17,349	25,380	7,467
Net Loss	$(10,484)	$(890)	$(1,528)

4.                DISCONTINUED OPERATIONS

In the fourth quarter of 2003, in connection with the Company’s plan to cease a substantial portion of its foreign pineapple operations, the Company entered into an agreement to sell substantially all of the assets of its 51% owned Costa Rican pineapple subsidiary for $15.3 million. In 2003, title to all of the assets, except for two land parcels was transferred to the buyers. In 2003, the gain from the asset sales and most of the components of the Costa Rican pineapple operations were reported as discontinued operations. The portion of the operations that the Company planned to continue was classified in continuing operations. In 2004, the Company recorded pre-tax gains of $839,000 (after reduction for 49% minority interest), after title to the remaining two land parcels transferred to the buyers. In the first quarter of 2004, the Company ceased the remainder of its foreign pineapple operations. Revenues and income before income taxes relating to this operation for 2004 were $2,036,000 and $118,000, respectively.

5.                FINANCING ARRANGEMENTS

During 2006, 2005 and 2004, the Company had average borrowings outstanding of $29.5 million, $16.3 million, and $20.4 million, respectively, at average interest rates of 7.4%, 6.7% and 5.5%, respectively.

Long-term debt at December 31, 2006 and 2005 consisted of the following (interest rates represent the rates at December 31):

	2006	2005
	(Dollars in Thousands)
Revolving loans, 6.75% to 8.25% and 5.5% to 7.25%	$33,400	$10,000
Term Loan, 6.93%	9,988	—
Equipment loans, 6.06% to 6.93% and 5.3% to 6.84%	7,665	818
Total	51,053	10,818
Less current portion	1,396	534
Long-term debt	$49,657	$10,284

The Company has a $25.0 million revolving loan that is secured by certain parcels of the Company’s real property on Maui. In December 2006, the loan was amended to increase the line of credit from $15.0 million to $25.0 million and to extend the draw period and maturity date from June 2009 to June 2011. The draw period and maturity date will automatically extend to June 2026 provided there is no default or event of default (as defined) on June 1, 2011. Commitment fees of .25% to .40% are payable on the unused portion of the revolving facility. At the Company’s option, interest rates on advances are adjustable to the prime rate or based on one-month to one-year Libor rates. The agreement includes certain financial covenants, including the maintenance of a minimum net worth and interest coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures and the payment of dividends.

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

In October 2006, the Company entered into a $10.0 million term loan agreement, secured by approximately 20 acres of land and other real estate comprising the Company’s cannery property. Interest accrues on the loan at a fixed rate of 6.93% and the loan is fully amortized over a 20-year term with monthly interest and principal payments of $77,169. The Company may prepay the outstanding principal of the loan at anytime subject to a prepayment penalty of 2% in the first year and 1% in the second year of the loan.

The Company has agreements that provide for term loans that were used to purchase equipment for the Company’s Agriculture and Resort operations. At December 31, 2006, these loans were principally at fixed interest rates and mature through November 2026. Some of the agreements include financial covenants that are similar to those in the Company’s revolving credit agreement.

Maturities of long-term debt during the next five years, from 2007 through 2011, are as follows: $1,396,000, $19,142,000, $1,278,000, $1,367,000 and $1,463,000.

6.               DEFERRED REVENUES

In 2006 and 2005, the Company recognized revenues and profits using the percentage of completion method for lot sales that closed escrow in the Honolua Ridge Phase I and Phase II subdivisions at the Kapalua Resort. Construction of the improvements for Phase II was substantially complete in November 2006 and Phase I was substantially complete in November 2005; Phase II was approximately 35% complete as of December 31, 2005. Costs are allocated to each lot sold based on relative sales values.

At December 31, 2006 and 2005 deferred revenues for Honolua Ridge of $1.2 million and $9.9 million, respectively, were included in liabilities in the accompanying consolidated balance sheets.

7.                REAL ESTATE SALES

In 2006, the Company sold approximately 2,200 acres of Upcountry Maui land in three land sales transactions, and realized sales proceeds of $27.6 million. At December 31, 2006, the Company held notes receivable of $5.9 million related to one of the sales. In January 2007, one note totaling $4.5 million was collected. The note receivable for $1.4 million is recorded net of deferred revenue of equal amount on the Company’s balance sheet pending the final determination of the additional cost to the buyer as a result of a Maui County affordable housing policy that was adopted in November 2006. If the cost to the buyer as a result of this policy is less than $1.4 million, the difference will be paid to the Company. If the cost is equal to or greater than $1.4 million, the Company will forgive the buyer’s debt under the note receivable.

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

The Company has two binding contracts for the sales of approximately 338 acres of Upcountry Maui land that are estimated to close in February and April of 2007. The Company expects to realize cash proceeds and report a net gain of approximately $6 million. See Note 19, Related Party Transactions.

8.                LEASING ARRANGEMENTS

LESSEE

The Company has capital leases, primarily on equipment used in Agriculture operations, which expire at various dates through 2011. At December 31, 2006 and 2005, property included capital leases of $1,706,000 and $1,715,000 (before accumulated depreciation of $1,305,000 and $1,168,000, respectively). Future minimum rental payments under capital leases aggregate $86,000 (including $12,000 representing interest) and are payable as follows:  $19,000 per year through 2010 and $10,000 in 2011.

The Company has various operating leases, primarily for land used in Agriculture operations, which expire at various dates through 2018. Total rental expense under operating leases was $878,000 in 2006, $880,000 in 2005 and $829,000 in 2004. Future minimum rental payments under operating leases aggregate $2,866,000 and are payable during the next five years (2007 to 2011) as follows: $585,000, $571,000, $320,000, $299,000, $227,000, respectively, and $864,000 thereafter.

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

	2006	2005	2004
	(in thousands)
Minimum rentals	$665	$433	$968
Percentage rentals	1,925	1,674	2,292
Total	$2,590	$2,107	$3,260

As discussed in Other Assets, Note 3, in connection with the formation of Bay Holdings on August 31, 2004, the Company contributed to Kapalua Bay its fee interest in the land underlying the hotel (hotel ground lease concurrently cancelled) and its landlord’s interests in The Kapalua Shops (including retail leases). Rental income from these leases was $1,098,000 in 2004.

Property at December 31, 2006 and 2005 includes leased property of $14,298,000 and $9,609,000, respectively (before accumulated depreciation of $4,373,000 and $4,430,000, respectively).

Future minimum rental income aggregates $2,580,000 and is receivable during the next five years (2007 to 2011) as follows:  $394,000, $405,000, $405,000, $405,000, $232,000, respectively, and $739,000 thereafter.

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

As of December 31, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.”  The Standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. The incremental effect from application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows (in thousands):

	Before Application of SFAS No. 158	Increase (Decrease)	After Application of SFAS No. 158
Other Assets	$44,314	$(384)	$43,930
Total Assets	220,583	(384)	220,199
Payroll and employee benefits	5,127	952	6,079
Total current liabilities	26,465	952	27,417
Accrued retirement benefits	33,018	(3,746)	29,272
Deferred Income Taxes	3,698	868	4,566
Total Long Term Liabilities	94,753	(2,878)	91,875
Accumulated Other Comprehensive Loss	3,849	(1,542)	2,307
Stockholders’ Equity	98,827	1,542	100,369
Total Liabilities & Stockholders’ Equity	220,583	(384)	220,199

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2006 and 2005, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$51,282	$53,170	$17,383	$16,234
Service cost	1,830	1,605	328	390
Interest cost	3,278	3,024	770	950
Actuarial (gain) loss	5,024	(3,531)	(4,579)	460
Special termination benefits	—	185	69	—
Curtailments	64		(27)
Benefits paid	(3,369)	(3,171)	(687)	(651)
Benefit obligations at end of year	58,109	51,282	13,257	17,383
Change in plan assets:
Fair value of plan assets at beginning of year	42,973	41,456	—	—
Actual return on plan assets	3,996	3,486	—	—
Employer contributions	2,199	1,202	687	651
Benefits paid	(3,369)	(3,171)	(687)	(651)
Fair value of plan assets at end of year	45,799	42,973	—	—
Funded status	$(12,310)	$(8,309)	$(13,257)	$(17,383)
Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.00%	5.88%	6.00%	5.88%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

Special termination benefits in 2005 relate to enhanced pension benefits as a result of management changes. The curtailment in 2006 relates to the termination of Agriculture segment employees in 2006.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $58,109,000, $53,559,000, and $45,799,000, respectively, as of December 31, 2006 and $33,737,000, $30,407,000 and $25,750,000, respectively as of December 31, 2005.

The accumulated postretirement benefit obligation for health care as of December 31, 2006 was determined using a health care cost trend rate of 6.5% in 2006 and decreasing by .5% each year through 2010, and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $1,616,000 as of December 31, 2006, and the aggregate of the service and interest cost for 2006 by approximately $160,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $1,310,000 as of December 31, 2006, and the aggregate of the service and interest cost for 2006 by approximately $127,000.

The amounts recognized on the Company’s consolidated Balance sheets as of December 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(in thousands)
Funded status	$(12,310)	$(8,309)	$(13,257)	$(17,383)
Unrecognized actuarial (gain) loss	—	6,829	—	(3,209)
Unrecognized net transition obligation	—	180	—	—
Unrecognized prior service cost	—	285	—	(161)
Net amounts recognized	$(12,310)	$(1,015)	$(13,257)	$(20,753)
Amounts recognized in balance sheets consist of:
Current Liability	$(254)	$—	$(699)	$—
Noncurrent Liability	(12,056)	(2,095)	(12,558)	(20,753)
Pension asset before minimum liability adjustment	—	1,080	—	—
Intangible asset	—	256	—	—
Minimum liability adjustment	—	(2,562)	—	—
Accumulated other comprehensive loss (before income taxes)	—	2,306	—	—
Net amounts recognized	$(12,310)	$(1,015)	$(13,257)	$(20,753)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss (before income tax effect) at December 31, 2006 are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
Unrecognized net transition obligation (asset)	$147	$—
Unrecognized net loss (gain)	10,565	(7,313)
Unrecognized prior service cost	237	(31)
	$10,949	$(7,344)

Amounts in Accumulated Other Comprehensive (Income) Loss at December 31, 2006 that are expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
Net transition obligation	$23	$—
Net loss (gain)	460	(499)
Prior service cost	47	(32)
	$530	$(531)

Net periodic benefit costs for 2006, 2005 and 2004 included the following components:

	2006	2005	2004
	(in thousands)
Pension benefits:
Service cost	$1,830	$1,605	$1,679
Interest cost	3,278	3,024	2,932
Expected return on plan assets	(3,366)	(3,232)	(2,991)
Recognized net actuarial loss	658	389	436
Amortization of net transition obligation	24	25	25
Amortization of prior service cost	47	47	45
Special termination benefits	—	185	106
Recognition of loss due to curtailment	74	—	—
Net expense	$2,545	$2,043	$2,232
Other benefits:
Service cost	$328	$389	$326
Interest cost	770	950	860
Amortization of prior service cost	(126)	(128)	(128)
Recognized net actuarial gain	(500)	(202)	(279)
Special termination benefits	—	—	55
Gain due to curtailment	(7)	—	—
Net expense	$465	$1,009	$834

	2006	2005	2004
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	5.9%	6%	6.25%
Expected long-term return on plan assets	8.0%	8%	8%
Rate of compensation increase	3% - 4%	3% - 4.5%	3% - 4.5%
Other benefits:
Discount rate	5.9%	6%	6.25%
Rate of compensation increase	3% - 4%	3.5%	3.5%

The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company’s targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, was as follows:

Asset Category	2006	2005
Equity securities	67%	67%
Debt securities	31%	32%
Real estate	—	—
Other	2%	1%

A pension committee consisting of certain senior management employees administers the Company’s defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the pension committee, and subject to liquidity requirements of the plans. The pension committee has set the following asset mix guidelines: equities 40% to 80%; fixed income securities 20% to 60%; international securities 0% to 10%; and cash or equivalents 0% to 10%.

The Company expects to contribute $1.4 million to its defined benefit pension plans and $719,000 to its other postretirement benefit plans in 2006. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2007	$3,189	$719
2008	3,170	733
2009	3,193	750
2010	3,231	755
2011	3,263	754
2012 - 2016	18,085	3,975

The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2006, 2005 or 2004.

On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2006 and 2005, deferred compensation plan liabilities totaled $1,679,000 and $1,848,000, respectively.

10.          STOCK COMPENSATION PLANS

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

The total compensation expense recognized for stock-based compensation was $2,063,000, $2,292,000 and $2,141,000 for 2006, 2005, and 2004, respectively. The total tax benefit related thereto was $743,000, $825,000 and $771,000 for 2006, 2005 and 2004, respectively.

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

A summary of stock option award activity as of and for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2005	613,500	$28.99
Granted	352,500	$37.26	$15.76
Exercised	(25,000)	$27.74
Forfeited or Cancelled	(77,500)	$37.49	$13.78
Outstanding at December 31, 2006	863,500	$31.64	$13.39	8.1	$4,002
Exercisable at December 31, 2006	305,900	$24.40	$11.56	6.8	$3,229

(1)          For in the money options

Additional stock option information the years ended December 31:

	2006	2005	2004
Weighted Average Grant-Date Fair Value
For Options Granted During the Year	$15.76	$12.98	$9.91
Intrinsic Value of Options Exercised $(000)	$80	—	—
Cash Received From Option Exercises $(000)	$694	—	—
Fair Value of Shares Vested During the Year $(000)	$1,270	$1,092	$921

For the years ended December 31, 2006, 2005, and 2004 the fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options
	2006	2005	2004
Expected life of options in years	6.2	5	3.9
Expected volatility	32.4%	33.4%	38.1%
Risk-free interest rate	5.0%	4.1%	2.8%
Expected dividend yield	—	—	—

•       The expected life of the options represents expectations of future employee exercise and post-vesting termination behavior and was calculated using the “simplified” method for all of its plain vanilla options as allowed for in the SEC Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment”.

•       Expected volatility was based on the historical volatility of the Company’s common stock for a period equal to the option’s estimated life.

•       The risk-free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date.

•       The expected dividend yield is based on the Company’s current and historical dividend policy.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.1%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of December 31, 2006, there was $7,053,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

In 2006, 149,750 shares of restricted stock were granted pursuant to the 2006 and 2003 Plans, including 100,000 shares to the Company’s President and Chief Executive Officer, 8,250 shares to new and re-elected directors, and the remainder to certain officers of the Company. The restricted shares vest as service is provided or vest subject to the achievement of certain performance measures. In 2006, 8,000 shares of restricted stock vested as the directors’ service requirements were met. The weighted average grant-date fair value of restricted stock granted during 2006, 2005 and 2004 was $34.94, $39.00 and $27.06 per share, respectively.

A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	123,771	$27.90
Granted	149,750	$35.94
Vested	(8,000)	$36.01
Forfeited or Cancelled	(6,250)	$34.62
Nonvested balance at December 31, 2006	259,271	$33.24

11.          MINORITY INTEREST IN SUBSIDIARY

In February 1999, Royal Coast Tropical Fruit Company, Inc. (a wholly owned subsidiary of Maui Pineapple Company, Ltd.) obtained a 51% ownership interest in a new Costa Rican subsidiary. The subsidiary’s purpose was to produce fresh pineapple for sale to customers in the east coast of the United States and in Western Europe. As mentioned in Discontinued Operations, Note 4, in December 2003, the Company sold substantially all of the assets of the Costa Rican pineapple subsidiary, and the related operations were classified as discontinued operations. The minority stockholders’ share of the 2004 pre-tax income was $751,000.

12.          INCOME TAXES

The components of the income tax provision (benefit) were as follows:

	2006	2005	2004
	(in thousands)
Current
Federal	$4,535	$2,562	$603
State	87	10	232
Total	4,622	2,572	835
Deferred
Federal	(654)	5,267	(713)
State	(252)	884	(604)
Total	(906)	6,151	(1,317)
Total provision (benefit)	3,716	8,723	(482)
Less total provision for discontinued operations	—	—	46
Total provision (benefit) for continuing operations	$3,716	$8,723	$(528)

Reconciliation between the total provision and the amount computed using the statutory federal rate of 35% in 2006 and 34% in 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)
Federal provision (benefit) at statutory rate	$3,829	$7,919	$(294)
Adjusted for
State income taxes, net of effect on federal income taxes	(67)	605	(223)
Federal research credits	(98)	—	(25)
Other	52	199	60
Total provision (benefit)	$3,716	$8,723	$(482)

Deferred tax assets and liabilities were comprised of the following temporary differences as of December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Accrued retirement benefits	$10,990	$10,227
Minimum tax credit carryforwards	—	447
Accrued liabilities	1,417	1,643
Deferred revenue	—	2,459
Inventory	405	165
Allowance for doubtful accounts	228	128
Stock compensation	1,670	1,102
Net operating loss and tax credit carryforwards	318	380
Total deferred tax assets	15,028	16,551
Deferred condemnation proceeds	(6,292)	(6,460)
Tax deferred land sales	(1,543)	(6,136)
Property net book value	(4,054)	(3,533)
Income from investments	(718)	(356)
Agriculture marketing costs	(130)	(165)
Other	(5,881)	(4,864)
Total deferred tax liabilities	(18,618)	(21,514)
Net deferred tax liabilities	$(3,590)	$(4,963)

A valuation allowance against deferred tax assets as of December 31, 2006 and 2005 is not considered necessary, as the Company believes it is more likely than not the deferred tax assets will be fully realized through future taxable income.

Net operating loss and tax credit carryforwards for State income tax purposes amounted to $8.6 million at December 31, 2006 and expire in 2012 through 2016. The Company’s State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditor’s reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company’s federal income tax returns have been reviewed through 2002.

Income before income taxes from foreign sources totaled $118,000 in 2004.

13.          INTEREST CAPITALIZATION

Interest cost incurred (continuing and discontinued operations) in 2006, 2005 and 2004 was $2,473,000, $1,263,000 and $1,358,000, respectively, of which $1,698,000, $742,000 and $199,000, respectively, were capitalized.

14.          ADVERTISING AND RESEARCH AND DEVELOPMENT

Advertising expense totaled $6,314,000 in 2006, $4,328,000 in 2005 and $3,444,000 in 2004. Research and development expenses totaled $1,078,000 in 2006, $530,000 in 2005 and $695,000 in 2004.

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

Non-Current Notes Receivable:

The fair value of these assets was estimated based on rates that would be currently available for similar transactions. The carrying amount of these assets at December 31, 2006 and 2005 was $15,713,000 and $5,335,000, respectively, and the fair value was $15,635,000 and $5,300,000, respectively.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2006 and 2005 was $51,053,000 and $10,818,000, respectively, and the fair value was $50,936,000 and $10,811,000, respectively.

17.          OPERATING SEGMENTS

The Company’s reportable operating segments are Agriculture, Resort, Community Development and Commercial & Property. Each segment is a line of business requiring different technical and marketing strategies.

Agriculture primarily includes growing, packing and processing and marketing processed and fresh pineapple products.

Resort includes the ongoing operations at the Kapalua Resort on Maui. These operations include three championship golf courses, a tennis facility, a vacation rental program, ten retail outlets. In 2006, the Company’s Public Utilities Commission regulated water and sewage transmission operations were transferred from the Resort segment to the Community Development segment and prior year amounts were restated for comparability.

Community Development includes the Company’s real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within Kapalua Resort, the Company’s Public Utilities Commission regulated water and sewage transmission operations, and as of August 31, 2004, the Company’s investment in Kapalua Bay Holdings, LLC (see Other Assets, Note 3).

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

The financial information for each of the Company’s reportable operating segments for 2006, 2005, and 2004 follows:

			Community
	Agriculture	Resort	Development	Other	Consolidated
	(in thousands)
2006
Operating revenues(1)	$65,194	$46,098	$67,326	$279	$178,897
Operating profit (loss)(2)(3)	(18,580)	(6,426)	36,236	(881)	$10,349
Interest expense					(775)
Interest income					1,367
Income before income taxes					$10,941
Depreciation and amortization	7,919	3,249	781	425	12,374
Equity in losses of affiliates			(5,340)		(5,340)
Investment in affiliates			10,052		10,052
Segment Assets(4)	58,607	49,301	80,867	31,424	220,199
Expenditures for segment assets	21,320	4,147	24,767	8,905	59,139
2005
Operating revenues(1)	$74,501	$40,786	$71,074	$319	$186,680
Operating profit (loss)(2)(3)	(11,408)	(5,838)	41,250	(150)	$23,854
Interest expense					(521)
Interest income					443
Income before income taxes					$23,776
Depreciation	9,615	4,070	445	133	14,263
Equity in earnings (losses) of affiliates	25	—	(484)	(25)	(484)
Investment in affiliates	—	—	2,332	—	2,332
Segment Assets(4)	52,511	52,412	41,681	39,395	185,999
Expenditures for segment assets	7,327	3,894	8,794	4,101	24,116
2004
Operating revenues(1)	$80,003	$39,640	$33,410	$196	$153,249
Operating profit (loss)(2)(3)	(10,702)	(5,178)	17,159	(401)	$878
Interest expense					(1,159)
Interest income					23
Loss before income taxes and discontinued operations					$(258)
Depreciation	5,752	3,807	471	10	10,040
Equity in earnings (losses) of affiliates	(64)	—	(809)	146	(727)
Investment in affiliates	87	—	1,930	146	2,163
Segment Assets(4)	58,692	52,437	20,640	29,154	160,923
Expenditures for segment assets	3,547	2,797	3,439	7,573	17,356

(1)          Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant. Sales to a single customer in the Agriculture segment accounted for 9.1%, 11.2% and 13.8%, respectively, of consolidated operating revenues for 2006, 2005 and 2004. Sales of Hawaii grown pineapple to customers located in foreign countries were approximately $2.8 million in 2006, and $1.1 million in 2005 and 2004.

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

18.          COMMITMENTS AND CONTINGENCIES

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $3,000, $48,000 and $176,000 in 2006, 2005 and 2004, respectively, and paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

The Company has a 51% membership interest in Kapalua Bay Holdings, LLC (“Bay Holdings”). In July 2006, Kapalua Bay LLC, which is a wholly owned subsidiary of Bay Holdings, entered into a Construction Loan Agreement (the “Loan Agreement”), for the lesser of $370 million or 61.6% of the total projected cost of the project (the “Loan”). The Company and the other members of Bay Holdings have guaranteed to the lender completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members’ guarantee to the lender does not include payment in full of the Loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under this Loan Agreement.

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

At December 31, 2006, the Company had commitments under signed contracts totaling $10,239,000 which primarily relate to real estate development projects.

19.          RELATED PARTY TRANSACTIONS

In 2005, the Company purchased a residential property in Upcountry Maui that includes a house and cottage on approximately 4 acres of land for $2.6 million. The purchase was made to provide housing for one of its executive officers, and the Company entered into a one-year rental agreement at $4,000 per month with the officer. The officer’s employment with the Company was terminated in 2006, and the

Company expects to lease to property to another executive officer when the premises is vacated in June 2007.

In March 2006, the Company entered into an agreement to sell 190 acres of Upcountry Maui land and improvements thereon to David C. Cole, the Company’s Chairman, President and Chief Executive Officer, for $4.9 million. As provided for in the purchase and sale agreement, in August 2006, the boundaries of the subject property were adjusted to accommodate natural topographic features based on completion of a survey map; and accordingly, an amendment to the agreement revises the sales price to $4.1 million for 157 acres. Prior to the closing of the sale, the Company will lease a 3,500 square foot residence that is located on the property to Mr. Cole for $1,500 per month, which amount represents fair market value based on an estimate by a third party realtor. See Note 20, Subsequent Events.

In April 2006, the Company entered into an agreement to sell approximately 181 acres of Upcountry Maui land to a Vice President/Community Development of the Company for $2.8 million. The Company estimates that this sale will close in the second quarter of 2007.

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

20.          SUBSEQUENT EVENTS

On February 26, 2007, the sale of land to David C. Cole closed escrow (see Note 19, Related Party Transactions), and the Company expects to report a gain from this sale of approximately $3.8 million in the first quarter of 2007.

On February 28, 2007, the Company’s Village (golf) Course closed. The Company intends to construct a new Mauka Course in place of the Village Course.

QUARTERLY EARNINGS
(unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share amounts)
2006
Net sales	$48,961	$22,861	$29,768	$36,151
Gross profit	33,130	9,612	12,923	16,588
Net income (loss)	13,775	(2,600)	(2,493)	(1,457)
Net income (loss) per common share	$1.90	$(.36)	$(.34)	$(.20)
2005
Net sales	$27,470	$43,809	$35,510	$42,415
Gross profit	11,827	24,054	16,940	22,846
Net income	1,255	6,484	2,004	4,826
Net income per common share	$.17	$.90	$.28	$.67

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	(DEDUCTIONS)	TO OTHER			BALANCE
	BEGINNING	TO COSTS	ACCOUNTS	DEDUCTIONS		AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	(describe)	(describe)		OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2006	$265	$563	$—	$(273	)(b)	$555
2005	825	(98)	—	(462	)(b)	265
2004	994	620	15 (a)	(804	)(b)	825
Reserve for Environmental Liability
2006	$230	$3	$—	$—		$233
2005	420	48 (d)	—	(238	)(c)	230
2004	250	176 (d)	—	(6	)(c)	420

(a)           Recoveries.

(b)          Write off of uncollectible accounts.

(c)           Payments.

(d)          Primarily accrued for installation of filtration equipment.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on Management’s assessment of the Company’s internal control over financial reporting. That report appears on page 34 of this Form 10-K.

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

The Company’s consolidated financial statements have been audited by Deloitte & Touche LLP and its report appears on page 34 of this Form 10-K. Management has made available to Deloitte & Touche LLP all of the Company’s financial records and related data. Furthermore, Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

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

/s/ DAVID C. COLE	/s/ ROBERT I. WEBBER
Chairman, President & Chief Executive Officer	Chief Financial Officer & Senior Vice President/ Business Development
March 7, 2007	March 7, 2007

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under “—Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, is incorporated herein by reference.

The Company’s Board of Directors approved the Amended Code of Ethics in November 2005 that covers the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. A copy of the Code of Ethics will be furnished, free of charge, upon written request to:  Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: communications@mlpmaui.com.

Item 11.                 EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “—Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, is incorporated herein by reference.

The material incorporated herein by reference to the material under the caption “—Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Registrant specifically incorporates it by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, is incorporated herein by reference, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Securities Authorized For Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “—Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006, is incorporated herein by reference.

PART IV

Item 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.               Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations for the
Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Comprehensive Income (Loss) for the Years
Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years
Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.               Financial Statement Schedules

The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

II.             Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004.

3.               Exhibits

3.1	Restated Articles of Association, as of February 24, 2000 (Filed as Exhibit 3(i) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
3.2

Articles of Amendment to Restated Articles of Association. (Filed as Exhibit 3.1(i) to Amendment No. 1 to Registration Statement on Form 8-A/A, File No. 001-06510, filed January 5, 2004, and incorporated herein by reference.).

3.3

Bylaws (Amended as of December 11, 2003) (Filed as Exhibit 3.1(ii) to Amendment No. 1 to Registration Statement on Form 8-A/A, File No. 001-06510, filed January 5, 2004, and incorporated herein by reference).

4.1

Amended and Fourth Restated Revolving Credit Agreement between Bank of Hawaii, First Hawaiian Bank, Central Pacific Bank, American AgCredit, PCA, and Bank of Hawaii, as Agent for the Lenders., dated as of May 17, 2005 (Filed as Exhibit 4 to Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

4.2

Bridge Loan Agreement between Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 30, 1998. (Filed as Exhibit 4.2(i) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

4.3

Revolving line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated as of September 1, 2005 (Filed as Exhibit 4 to Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

4.4

First Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 4, 2006 (Filed as Exhibit 10.1 to Form 8-K filed December 19, 2006 and incorporated herein by reference).

10.1

Second Amended and Restated Hotel Ground Lease (The Ritz-Carlton, Kapalua) between Maui Land & Pineapple Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK Hawaii-Maui (Lessee), effective as of January 31, 2001 (Filed as Exhibit 10.2(i) to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.2†	Executive Deferred Compensation Plan (revised as of 8/16/91) (Filed as Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).
10.3†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (Filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).
10.4†

Restated and Amended Change-In-Control Severance Agreement (Warren A. Suzuki, Vice President/Land Management), dated as of March 16, 1999 (Filed as Exhibit 10.3 (viii) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.5†	Executive Severance Plan, as amended through November 6, 1998 (Filed as Exhibit 10.3 (x) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.6†

Employment Agreement effective as of October 6, 2003 by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.3(viii) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.7†

Maui Land & Pineapple Company, Inc. Stock Option Agreement for David Cole, dated October 6, 2003 (Filed as Exhibit 10.3 (ix) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.8†

Maui Land & Pineapple Company, Inc. Restricted Share Agreement for David Cole, dated October 6, 2003 (Filed as Exhibit 10.3(x) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.9†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006).
10.10

Kapalua Bay Hotel & Villas, Purchase and Sale Agreement and Escrow Instructions, Between YCP Kapalua L.P. and YCP Kapalua Operator, Inc., collectively, as seller, and Maui Land & Pineapple Company, Inc. as Purchaser, as of April 30, 2004 (Filed as Exhibit 10(A) to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.11

Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (Filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.12

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of August 6, 2004, by and among YCP Kapalua L.P., and YCP Kapalua Operator, Inc., and Maui Land & Pineapple Company, Inc. (Filed as Exhibit 10(B) to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.13	Termination of Hotel Ground Lease, effective as of August 31, 2004 (Filed as Exhibit 10(C) to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.14

Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (Filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.15

Summary of Terms of Consulting Agreement Between Maui Land & Pineapple Company, Inc. and Director Thomas M. Gottlieb, effective as of June 15, 2004 (Filed as Exhibit 10(B) to Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.16

Cancellation of Consulting Agreement between the Maui Land & Pineapple Company, Inc. and Thomas M. Gottlieb, entered into on October 29, 2004, and effective as of September 15, 2004 (Filed as Exhibit 99 to Form 8-K dated November 1, 2004 and incorporated herein by reference).

10.17

Purchase and Sale Agreement effective as of March 14, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole and Margaret Cole (Filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

10.18	Construction Loan Agreement between Kapalua Bay Holdings, LLC, and Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.1 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.19

Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.20	Promissory Note issued by Kapalua Bay, LLC to Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.3 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.21

Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.22

Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.23†

Amendment to Stock Option Agreement dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.24†

Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.25†

Stock Option Agreement and Stock Option Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.26†

Amendment to Stock Option Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida (Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.27†

Employment Agreement, dated August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.28†

Restricted Stock Award Agreement and Award Grant Notice, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Brian C. Nishida (Filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.29†

Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.30†

Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and Fred W. Rickert (Filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.31†

Form of Award Grant Notice and Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.32†

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.33

First Amendment to Purchase and Sale Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.11 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.34

Purchase and Sale Agreement, dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and Duncan MacNaughton (Filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.35

Termination of Purchase and Sale Agreement dated August 7, 2006 between Duncan MacNaughton and Maui Land & Pineapple Company, Inc. (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.36†

Separation of Employment Agreement between Thomas Juliano and Kapalua Land Company, Ltd., dated October 24, 2006 and effective as of November 3, 2006 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.37

Promissory Note issued by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.1 to Form 8-K filed October 5, 2006 and incorporated herein by reference).

10.38

Guaranty Agreement made by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.2 to Form 8-K filed October 5, 2006 and incorporated herein by reference).

10.39

Loan Agreement (Real Estate) between Bank of Hawaii and Maui Land & Pineapple Company, Inc., dated October 1, 2006 (Filed as Exhibit 10.1 to Form 8-K filed November 2, 2006 and incorporated herein by reference).

10.40

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made by Maui Land & Pineapple Company, Inc. in favor of Bank of Hawaii, dated October 1, 2006 (Filed as Exhibit 10.2 to Form 8-K filed November 2, 2006 and incorporated herein by reference).

11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to the Consolidated Financial Statements.
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 7, 2007.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.*	Financial Statements for Kapalua Bay Holdings, LLC for the years ended December 31, 2006 and December 31, 2005 and the period from August 31, 2004 (date of inception) through December 31, 2004.

*                    Filed herewith.

**             Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

†                     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2007.

MAUI LAND & PINEAPPLE COMPANY, INC.
By	/s/ DAVID C. COLE
David C. Cole
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ DAVID C. COLE	Date	March 7, 2007
David C. Cole, Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN H. AGEE	Date	March 7, 2007
John H. Agee, Director
By	/s/ WALTER A. DODS, JR.	Date	March 7, 2007
Walter A. Dods, Jr., Director
By	/s/ THOMAS M. GOTTLIEB	Date	March 7, 2007
Thomas M. Gottlieb, Director
By	/s/ WARREN H. HARUKI	Date	March 7, 2007
Warren H. Haruki
By	/s/ DAVID A. HEENAN	Date	March 7, 2007
David A. Heenan, Director
By	/s/ KENT T. LUCIEN	Date	March 7, 2007
Kent T. Lucien, Director
By	/s/ DUNCAN MACNAUGHTON	Date	March 7, 2007
Duncan MacNaughton, Director
By	/s/ FRED E. TROTTER III	Date	March 7, 2007
Fred E. Trotter III, Director
By	/s/ ROBERT I. WEBBER	Date	March 7, 2007
Robert I. Webber, Chief Financial Officer & Senior Vice President/Business Development (Principal Financial Officer)
By	/s/ ADELE H. SUMIDA	Date	March 7, 2007
Adele H. Sumida, Controller & Secretary (Principal Accounting Officer)