Form 10-Q
period 2007-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2007-05-09
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, no par value	8,134,709 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	3/31/07	12/31/06
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,649	$1,143
Accounts and notes receivable	18,988	25,440
Inventories	18,619	18,024
Other current assets	1,916	1,813
Total current assets	43,172	46,420
Property	265,772	260,837
Accumulated depreciation	(133,248)	(130,988)
Property—net	132,524	129,849
Other Assets	75,331	43,930
Total	$251,027	$220,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,270	$1,410
Trade accounts payable	13,128	16,145
Deferred revenue	1,827	1,205
Other current liabilities	17,545	8,657
Total current liabilities	33,770	27,417
Long-Term Liabilities
Long-term debt and capital lease obligations	37,757	49,716
Accrued retirement benefits	30,678	29,272
Other long-term liabilities	13,842	12,887
Total long-term liabilities	82,277	91,875
Minority Interest in Subsidiary	543	538
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, no par value—9,000,000 shares authorized, 7,923,154 and 7,287,779 issued and outstanding	33,068	15,168
Additional paid-in capital	5,397	4,743
Retained earnings	98,279	82,765
Accumulated other comprehensive loss	(2,307)	(2,307)
Stockholders’ Equity	134,437	100,369
Total	$251,027	$220,199

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	3/31/07	3/31/06
	(in thousands except share amounts)
Operating Revenues
Net sales	$50,087	$48,961
Operating income	10,687	9,884
Other income	209	107
Total Operating Revenues	60,983	58,952
Operating Costs and Expenses
Cost of sales	13,186	15,831
Operating expenses	9,076	8,838
Shipping and marketing	3,148	3,577
General and administrative	11,665	9,626
Total Operating Costs and Expenses	37,075	37,872
Operating Income	23,908	21,080
Equity in earnings of affiliates	1,858	172
Interest expense	(711)	(29)
Interest income	291	301
Income Before Income Taxes	25,346	21,524
Income Tax Expense	9,632	7,749
Net Income	15,714	13,775
Retained Earnings, Beginning of Period	82,765	75,540
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—see Note 16)	(200)	—
Retained Earnings, End of Period	$98,279	$89,315
Earnings Per Common Share
Basic	$2.12	$1.90
Diluted	$2.10	$1.88

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/07	3/31/06
	(in thousands)
Net Cash Used in Operating Activities	$(2,144)	$(1,263)
Investing Activities
Purchases of property	(7,396)	(7,539)
Proceeds from disposal of property	8,589	5,181
Other	(757)	(1,879)
Net Cash Provided by (Used in) Investing Activities	436	(4,237)
Financing Activities
Payments of long-term debt and capital lease obligations	(28,149)	(5,254)
Proceeds from long-term debt	16,050	14,700
Stock compensation exercises	1,313	—
Stock issuance	15,000	—
Net Cash Provided by Financing Activities	4,214	9,446
Net Increase in Cash and Cash Equivalents	2,506	3,946
Cash and Cash Equivalents at Beginning of Period	1,143	7,216
Cash and Cash Equivalents at End of Period	$3,649	$11,162

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $308,000 and $14,000 was paid during the three months ended March 31, 2007 and 2006, respectively. Income taxes of $200,000 and $2,394,000 were paid during the three months ended March 31, 2007 and 2006, respectively.

Non-Cash Investing Activities—In 2007 and 2006, net cash sales proceeds of $25.0 million and $21.9 million were deposited with a qualified exchange intermediary for reinvestment on a tax-deferred basis. Amounts included in trade accounts payable for additions to property and other assets totaled $4,867,000 and $6,891,000 at March 31, 2007 and 2006, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended March 31, 2007 and 2006.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 Net income was equal to comprehensive income for the interim periods ended March 31, 2007 and 2006.

4.                 The effective tax rate for 2007 and 2006 differs from the statutory federal rate primarily because of the state tax provision, state tax credits, and certain non-deductible expenses.

5.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $317,000 and $555,000 at March 31, 2007 and December 31, 2006, respectively.

6.                 Inventories as of March 31, 2007 and December 31, 2006 were as follows:

	3/31/07	12/31/06
	(in thousands)
Pineapple products
Finished goods	$2,299	$1,416
Work in progress	485	299
Raw materials	799	492
Real estate held for sale	7,413	8,449
Merchandise, materials and supplies	7,623	7,368
Total Inventories	$18,619	$18,024

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the cannery. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops at March 31, 2007 consisted of approximately 3,696 acres that are expected to yield approximately 33 tons per acre. At

December 31, 2006, growing crops consisted of approximately 3,575 acres that are expected to yield approximately 33 tons per acre. The Company’s growing crops are in various stages of development, and will be harvested principally in the years 2007 through 2009.

7.                 Land Sale and Joint Venture Interest

On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel (“Hotel”) to a wholly-owned affiliate of the limited liability company (the “Hotel JV”) that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres were sold for $25 million in cash at closing and a 21.4% interest in the Hotel JV. The Company recognized a gain of $24.8 million and deposited cash proceeds of $25.0 million with a qualified exchange intermediary. As of March 31, 2007, these sales proceeds remained on deposit and a portion of such proceeds are expected to be reinvested on a tax deferred basis (Internal Revenue Code Section 1031 exchange).

In connection with the sale of the land, the long-term ground lease was terminated and the Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Holdings L.L.C. (the “Hotel JV Agreement”) was executed. Pursuant to the Hotel JV Agreement, the members of and the percentage interests in the Hotel JV are:

(i)             Whitehall Street Global Real Estate Limited Partnership 2005, a Delaware limited partnership (“Whitehall Street”); 40.4234%;

(ii)         Whitehall Street Global Employee Fund 2005, a Delaware limited partnership (“Whitehall Employee Fund”); 10.648%;

(iii)     Gengate Kapalua Holdings GP, LLC, a Delaware limited liability company (“GHGP”); 0%;

(iv)       Gengate Kapalua Holdings, LLC, a Delaware limited liability company (“GKH”); 27.5%;

(v)           MLP RCK LLC, a Hawaii limited liability company (“MLPC”), whose sole member is the Company; 21.4286%.

Whitehall Street, Whitehall Employee Fund and GKH are designated as the Managing Members of the Hotel JV. Major decisions, as such term is defined in the Hotel JV Agreement, require the consent of Whitehall Street or Whitehall Employee Fund, and either GKH or MLPC. Profits and losses of the Hotel JV will be allocated in proportion to the members’ ownership interests, which approximate the estimated cash distributions to the members. The Company has the ability to exercise significant influence, but not control, over operating and financial policies of the Hotel JV and will account for its investment in the Hotel JV using the equity method. The Hotel JV is not a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

Pursuant to the Hotel JV Agreement, the Company is deemed to have contributed $7.5 million as a capital contribution to the Hotel JV. The Company’s initial carrying amount of its interest in the Hotel JV has been recorded on its consolidated balance sheet as -0-, which resulted from the deferral of a portion of the gain on the land sale amounting to $7.5 million that is proportionate to the Company’s interest in the Hotel JV.

Pursuant to the Hotel JV Agreement, $4.1 million of the Company’s $7.5 million contribution is deemed to have been contributed in lieu of certain future capital calls. Should MLPC fail to make any additional capital contributions when called to do so by a Managing Member, certain dilution provisions provide that MLPC’s interest will be reduced by the aggregate amount of the increase in the percentage interests of all contributing members, but in no event shall MLPC’s percentage interest be reduced below 10%. Any amounts funded by the other members on behalf of MLPC which would have otherwise reduced MLPC’s percentage interest below 10% will instead be treated as member loans to the Hotel JV, with such loans to be repaid directly by the Hotel JV on behalf of MLPC from any amounts that would otherwise be payable by the Hotel JV to MLPC.

Concurrent with the Hotel JV Agreement, the Hotel JV entered into certain loan agreements with Lehman Brothers Holding Inc. totaling $271.7 million and an amendment to an existing loan agreement of $20 million with Luxury Finance, LLC, a Delaware limited liability company (collectively, the “Loans”). The Loans are principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a comprehensive refurbishment of the Hotel. The Company is not liable for the repayment of the Loans, but is liable for any loss suffered by the lenders as a result of the Company’s fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions.

8.                 Stock-Based Compensation

The Company accounts for stock compensation arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The total compensation expense recognized for stock-based compensation was $2,051,000 and $644,000 for the three months ended March 31, 2007 and 2006, respectively. The total tax benefit related thereto was $429,000 and $232,000, for the three months ended March 31, 2007 and 2006, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.6% and 6.5%, for the three months ended March 31, 2007 and 2006, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

In May 2006, the Company’s shareholders approved the 2006 Equity and Incentive Award Plan (the “2006 Plan”) and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grant types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. Upon approval of the 2006 Plan, the Company’s Stock and Incentive Compensation Plan of 2003 (the “2003 Plan”) was terminated and no further grants will be made under that plan.

The 2003 Plan was approved by the Company’s shareholders in December 2003 and included 500,000 shares of common stock authorized for issuance. The Company also has stock compensation agreements with its President and Chief Executive Officer under which non-qualified stock options (200,000 shares) and restricted stock (100,000 shares) were granted in 2003.

A summary of stock option award activity as of and for the three months ended March 31, 2007 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2006	863,500	$31.64
Granted	25,000	$31.73	$13.36
Exercised	(66,667)	$19.70
Forfeited or Cancelled	(30,000)	$30.85	$15.59
Outstanding at March 31, 2007	791,833	$32.67	$13.48	7.9	$2,403
Exercisable at March 31, 2007	287,901	$27.52	$12.06	6.1	$1,387

       (1) For in the money options

There were no stock options granted or exercised during the first quarter of 2006. Additional stock option information for the three months ended March 31, 2007 and 2006 follows:

	2007	2006
Weighted Average Grant-Date Fair Value
For Options Granted During the Period	$13.36	—
Intrinsic Value of Options Exercised $(000)	$734	—
Cash Received From Option Exercises $(000)	$1,313	—
Tax Benefit From Option Exercises $(000)	$—	—
Fair Value of Shares Vested During the Period $(000)	$442	$453

For the three months ended March 31, 2007, the fair value of the Company’s stock options awarded to employees was estimated using a Black-Scholes option pricing model and the following weighted average assumptions:

2007
Expected Life of Options in Years	7
Expected Volatility	31.5%
Risk-free interest rate	4.7%
Expected dividend yield	—

As of March 31, 2007, there was $6,454,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

In the first quarter of 2007, 25,000 shares of restricted stock were granted to certain officers pursuant to the 2006 Plan. The shares will vest subject to achievement of certain performance measures. In the first quarter of 2007, 2,000 shares of restricted stock vested as directors’ service requirements were met and 49,466 shares granted to certain officers vested as performance measures were achieved. The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2007 and 2006 was $31.73 and $37.42, per share, respectively.

A summary of the activity for restricted stock awards as of and for the quarter ended March 31, 2007 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2006	259,271	$33.24
Granted	25,000	$31.73
Vested	(51,466)	$30.84
Forfeited or Cancelled	(21,250)	$35.60
Nonvested balance at March 31, 2007	211,555	$33.98

9.                 Operating Segment Information:

	Three Months
	Ended March 31
	2007	2006
	(in thousands)
Revenues
Community Development	$35,234	$30,087
Resort	11,655	12,930
Agriculture	13,746	15,923
Other	348	12
Total Operating Revenues	$60,983	$58,952
Operating Profit (Loss)
Community Development	$29,095	$23,363
Resort	(904)	430
Agriculture	(2,396)	(2,298)
Other	(29)	(243)
Total Operating Profit	25,766	21,252
Interest Expense	(711)	(29)
Interest Income	291	301
Income Tax Expense	(9,632)	(7,749)
Net Income	$15,714	$13,775

10.          Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months
	Ended March 31
	2007	2006
Basic	7,423,645	7,254,801
Diluted	7,498,932	7,346,358

In 2007 and 2006, diluted shares included common stock equivalents, principally employee stock options and restricted stock awards.

11.          Components of Net Periodic Benefit Cost

The net periodic cost for pension and other postretirement benefits for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in thousands)
Pension Benefits
Service cost	$435	$401	$75	$97
Interest cost	848	756	199	238
Expected return on plan assets	(863)	(808)	—	—
Amortization of prior service cost	12	6	(8)	(32)
Amortization of transition obligation	6	12	—	—
Curtailment loss	—	—	—	—
Amortization of actuarial loss/(gain)	156	97	(122)	(51)
Net expense	$594	$464	$144	$252

The Company expects to contribute $1.2 million to $2.0 million to its defined benefit pension plans and expects to contribute $719,000 to its other post-retirement benefit plans in 2007.

12.          Commitments and Contingencies

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a total liability of $477,000 as of March 31, 2007. The Company paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of the liability (if any).

In addition to the matter noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s Consolidated Financial Statements.

The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

At March 31, 2007 the Company had commitments under signed contracts totaling $11.1 million, which primarily relate to real estate development projects.

13.          Related Party Transactions

In February 2007, the $4.1 million sale of 157 acres of Upcountry Maui land to the Company’s Chairman, President and Chief Executive Officer closed escrow. Prior to the closing of the sale, the Company leased a 3,500 square foot residence that is located on the property to the executive for $1,500 per month, which amount represented fair market value based on an estimate by a third party realtor.

The land sale agreement was structured in compliance with the Company’s policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker’s commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors. The property had been previously designated for sale in 2004 as part of the real estate that is considered non-core to the Company’s operations.

14.          Kapalua Bay Holdings, LLC

The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC, a Delaware limited liability company (“Bay Holdings”), which is the sole member of Kapalua Bay LLC, a Delaware limited liability company (“Kapalua Bay”). Kapalua Bay is constructing a residential development on land that it owns at the site of the former Kapalua Bay Hotel, which was closed in April 2006, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Major operating and financial decisions require approval of all the members in Bay Holdings and, accordingly, the Company’s investment in Bay Holdings is being accounted for using the equity method, rather than being consolidated with the Company’s financial statements, because the Company does not have a controlling interest in Bay Holdings.

The Company’s equity in the earnings of Bay Holdings was $1.9 million and $169,000 for the quarters ended March 31, 2007 and 2006, respectively. In March 2007, Bay Holdings began to recognize profit from binding sales contracts on condominiums in two of the four whole ownership unit buildings on a percentage-of-completion method. Accordingly, in March 2007, the Company began to recognize a proportionate amount of the fair value of its land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. The net amount of income recognized in the first quarter of 2007 was $538,000, which is included in the Company’s equity in earnings of Bay Holdings. Upon formation of Kapalua Bay in 2004, the Company’s non-monetary contributions to Bay Holdings, including the 21-acre land parcel were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Kapalua Bay recorded the contribution at its fair market value of $25 million.

In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the “Loan Agreement”) with Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman”), for the lesser of $370 million or 61.6% of the total projected cost of the project (the “Loan”). Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All Loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. The Lender is not obligated to make loan advances exceeding $85 million until sales of residential units equals or exceeds $285.0 million. As of March 31, 2007, total loan advances were $62.4 million and Kapalua Bay had executed approximately $220 million in binding sales commitments.

The Loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay, the adjacent spa parcel owned by the Company, and all of the sales contracts.

The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members’ guarantee to the lender does not include payment in full of the Loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under this guarantee.

Summarized operating statement information for Bay Holdings is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues	$19,514	$6,233
Expenses	16,914	5,902
Net Income	$2,600	$331

15.          Private Placement of Common Stock

On March 12, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, Ohana Holdings, LLC and ZG Ventures, LLC, pursuant to which the Company raised approximately $15,000,000 in gross proceeds through a private placement of 517,242 shares of common stock at a purchase price of $29.00 per share. Miles R. Gilburne, who was elected to the Company’s Board of Directors on May 7, 2007, is the managing member of ZG Ventures, LLC.

In connection with the issuance of the common stock (the “Shares”), the Company entered into a Registration Rights Agreement with the investors obligating the Company to register for resale the Shares on a registration statement to be filed with the Securities and Exchange Commission not later than March 12, 2008, subject to the exceptions set forth therein. The investors have also been granted “piggy-back” registration rights with respect to the Shares.

16.          Income Taxes

The Company’s State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditor’s reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company’s federal income tax returns have been reviewed through 2002.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007, the Company had unrecognized tax benefits of approximately $2.9 million, and as a result of the implementation of FIN 48, the Company increased its liability for these benefits by $200,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Approximately $2.2 million of the unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes have been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

As of January 1, 2007, the Company had recorded a liability of approximately $394,000 for potential interest expense for uncertain tax issues. In the first quarter of 2007, the Company recorded $70,000 of additional interest expense for unrecognized tax benefits.        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its statement of operations and such amounts are included in income taxes payable on the Company’s balance sheet.

17.          Subsequent Event

On April 30, 2007, the Company’s Board of Directors approved a comprehensive plan to shift the pineapple operations focus to fresh fruit sales. As part of this plan, the Company will cease the processing of solid-pack pineapple products effective as of June 30, 2007. The Company will continue to process pineapple juice and will extend its fresh fruit line to include product for institutional accounts. The decision to exit from the solid-pack operations was based on the rising costs of fuel, materials and labor, and the competitive forces of a global economy that have made the operation unprofitable.

The Company estimates that it will have cash expenditures of approximately $1.6 million for severance and vacation payments as currently established by the contract with the International Longshore & Warehouse Union or by Company policy. Additional one-time termination benefits are currently being negotiated with the union and the Company is not currently able to estimate such cost. The Company estimates that non-cash charges for the write off of fixed assets, materials and supplies will total approximately $2.5 million. The Company has not yet determined the effect on its pension and other post-retirement plans.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company”, “we,” “our,” and “us,” refers to either the Company alone, or the Company and its subsidiaries.

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Principal subsidiaries include Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

The Agriculture segment primarily includes growing, packing and marketing of fresh premium pineapple. This segment also includes the packing and canning (processing) of pineapple that is not suitable for the fresh premium market because of quality or market conditions. The fruit grown by us principally consists of three types of pineapple, Maui Gold®, Hawaiian GoldTM, and organic pineapple. Also see Note 17 to Condensed Consolidated Financial Statements.

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

Resort

The Kapalua Resort is part of approximately 22,500 acres of our land-holdings in West Maui, most of which remain as open space. Presently, the Kapalua Resort development includes approximately 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 800 single family residential lots, condominiums and homes. We operate Kapalua Resort’s two golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We currently have approximately 250 units in the Kapalua Villas vacation rental program.

Community Development

The Community Development segment includes our real estate entitlement, development, construction, sales, leasing, and conservation activities. Our projects are focused primarily on the luxury real estate market within the central area of Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the

Resort, and our Public Utilities Commission regulated water and sewage operations that service the Kapalua Resort.

The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua (through March 28, 2007). On March 28, 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel to a wholly-owned affiliate of the limited liability company (the Hotel JV) that was the lessee under the ground lease for $25 million in cash at closing and a 21.4% interest in the Hotel JV. See Note 7 to Consolidated Condensed Financial Statements. The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC, the limited liability company that purchased the Kapalua Bay Hotel. Kapalua Bay Holdings LLC has demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of March 31, 2007, two of the whole-ownership residential buildings were approximately 15% complete. See Note 14 to Condensed Consolidated Financial Statements.

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

•       Central Resort (Village at Kapalua) includes 196 dwelling units and approximately 44,500 square feet of commercial space. The project is in the design development phase.

•       Pailolo Views includes approximately 42 affordable housing rental units near the Bay Course. We are presently in the design and construction bidding phase of this project.

•       West Maui Village includes approximately 90 affordable units and approximately 68 market priced units in Napili, near the outer edge of Kapalua Resort. We are presently in the design and construction bidding phase of this project.

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

Current Developments

In the first quarter of 2007, some of the Company’s significant transactions, events and key initiatives include the following:

•       In February, we closed the Village (golf) Course. We intend to construct a new Mauka Course in place of the Village Course.

•       In March, we raised approximately $15,000,000 in gross proceeds through a private placement of 517,242 shares of common stock. The funds were initially used to pay down our revolving credit facility.

•       In March, we sold the land underlying the Ritz-Carlton, Kapalua hotel and obtained an interest in a joint venture for the ownership of the hotel (see Note 7 to Condensed Consolidated Financial Statements).

•       In March, construction of the condominiums by Kapalua Bay Holdings, LLC have progressed to the point at which the joint venture began to recognize revenues and profit from the sales of the whole ownership units in two of the buildings on a percentage-of-completion method (see Note 14 to Condensed Consolidated Financial Statements).

•       In the first quarter of 2007, we closed escrow on the $4.1 million sale of a non-core land parcel; and also received $4.5 million from the repayment of a $4.5 million promissory note from a December 2006 sale of non-core land.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

CONSOLIDATED

	Three Months Ended March 31,
	2007	2006	difference
	(in millions, except share amounts)
Consolidated Revenues	$61.0	$59.0	$2.0
Net Income	$15.7	$13.8	$1.9
Basic Earnings Per Common Share	$2.12	$1.90	$0.22

We reported net income of $15.7 million ($2.12 per share) for the first quarter of 2007 compared to net income of $13.8 million ($1.90 per share) for the first quarter of 2006. The difference in net income between the first quarter of 2007 and 2006 was due primarily to higher gains from land sales in 2007, partially offset by lower results from our Agriculture and Resort operations. Consolidated revenues for the first quarter of 2007 were $61.0 million compared to $59.0 million for the first quarter of 2006. The increase in revenues was due to an increase of $5.1 million from the Community Development segment, partially offset by a decrease of $2.2 million from the Agriculture segment and a decrease of $1.2 million from the Resort segment.

General and Administrative

Consolidated general and administrative expenses increased by 21%, or $2.1 million to $11.7 million for the first quarter of 2007 from $9.6 million for the first quarter of 2006.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended March 31,
	2007	2006	difference
	(in millions)
Salaries & wages	$2.5	$2.6	$(0.1)
Employee incentives & stock compensation	3.5	0.9	2.6
Professional services	2.1	1.1	1.0
Depreciation expense	0.3	1.3	(1.0)
Other	3.3	3.7	(0.4)
Total	$11.7	$9.6	$2.1

The increase in employee incentives and stock compensation was primarily due to restricted stock vesting in the first quarter of 2007 for certain officers and a payment of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole’s stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences imposed by section 409A of the Internal Revenue Code.

The increase in professional services primarily reflects work performed by outside consultants and the external auditors with regard to Sarbanes-Oxley Act of 2002, Section 404 in the first quarter of 2007, for the 2006 fiscal year. Much of the work in this area was delayed because of the completion of installation of new accounting systems and the centralization of the accounting function late in 2006.

The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 for our accounting systems that were replaced in 2006 and our fresh fruit packing facility that was also replaced in 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of service provided to the operating segments.

Interest Expense

Interest expense was $711,000 for the first quarter of 2007 compared to $29,000 for the first quarter of 2006. Interest incurred in the first quarter of 2007 was $1.1 million, of which $362,000 was capitalized to construction projects. In the first quarter of 2006, interest incurred was $333,000 of which $304,000 was capitalized. Our effective interest rate on borrowings was 7.8% in the first quarter of 2007 compared to 7.5% in the first quarter of 2006. The increase in interest expense was due primarily to higher average borrowings in the first quarter of 2007.

AGRICULTURE

	Three Months Ended March 31,
	2007	2006	difference
	(in millions)
Revenues	$13.7	$15.9	$(2.2)
% of consolidated revenues	22%	27%
Operating Loss	$(2.4)	$(2.3)	$(0.1)

The Agriculture segment produced an operating loss of $2.4 million for the first quarter of 2007 compared to an operating loss of $2.3 million for the first quarter of 2006. Revenues for the first quarter of 2007 were $13.7 million or 14% lower than the first quarter of 2006. The decrease in revenues was primarily attributable to a reduction in revenues from fresh and processed pineapple. Lower revenues coupled with higher per unit cost of sales, more than offset additional depreciation charges that are included in the first quarter of 2006.

Fresh and Processed Operations

The case volume of fresh pineapple sales decreased by 13% and the average revenue per case of fresh pineapple sold increased by 4% in the first quarter of 2007 compared to the first quarter of 2006. Revenues from fresh pineapple sales were approximately 44% of the Agriculture segment net sales for the first quarter of 2007, compared to approximately 42% for the first quarter of 2006 primarily because we sold relatively more juice which has a lower sales value as compared to fruit.

The case volume of processed pineapple sales decreased by 16% for the first quarter of 2007 as compared to the first quarter of 2006 primarily reflecting our strategy to reduce supply to selected retail market segments. The average sales prices for our processed pineapple products decreased by approximately 4% for the first quarter of 2007 compared to the first quarter of 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value, than canned fruit.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 48% of our case volume of canned pineapple sales in the first quarter of 2007 compared to 43% in the first quarter of 2006.

The Agriculture segment cost of sales was lower by approximately 3% in the first quarter of 2007 compared to the first quarter of 2006 reflecting lower case sales volume of fresh and processed pineapple, partially offset by higher per unit cost of sales reflecting increased depreciation charges, principally for the new fresh fruit packing facility that was placed in service in mid-2006, and higher cost of fuel and fuel related products such as fertilizers and chemicals. Shipping and marketing cost increased by 8% in the first quarter of 2007 compared to the first quarter of 2006 primarily because of higher ocean and surface transportation costs reflecting higher fuel costs.

RESORT

	Three Months Ended March 31,
	2007	2006	difference
	(in millions)
Revenues	$11.7	$12.9	$(1.2)
% of consolidated revenues	19%	22%
Operating Profit (Loss)	$(0.9)	$0.4	$(1.3)

The Resort segment reported an operating loss of $904,000 for the first quarter of 2007 compared to an operating profit of $430,000 for the first quarter of 2006. Resort segment revenues were $11.7 million or 10% lower for the first quarter of 2007 compared to the first quarter of 2006.

Hotel and condominium room occupancies at the Kapalua Resort and to a somewhat lesser extent for Maui in general, largely drives resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed, resulting in approximately 20% fewer rooms available at Kapalua Resort, and as expected, negatively affecting the number of paid rounds of golf and retail sales.

Golf, Retail and Villas

Revenues from golf operations decreased by approximately 14% for the first quarter of 2007 compared to the first quarter of 2006. Paid rounds of golf decreased by 12% and average green and cart fees decreased by about 2% in the first quarter of 2007 compared to the first quarter of 2006. The closure of the Village Course as of the end of February 2007, as well as the reduction in rooms available at Kapalua Resort also primarily contributed to the decrease in revenues.

Resort retail sales for the first quarter of 2007 were approximately 17% lower than the first quarter of 2006. The reduction in revenues reflects the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel. In addition, closure of the Village Course at the end of February 2007 also had a negative impact on retail sales. In mid-October 2006, our new 1,900 square foot Kapalua Collections store featuring upscale resort wear opened at the new Honolua Village Center in our central resort area.

Revenues from the Kapalua Villas were approximately 15% lower in the first quarter of 2007 compared to the first quarter of 2006, reflecting a 19% decrease in occupied rooms partially offset by a 4% higher average room rate. There were approximately 8% fewer rooms available in the first quarter of 2007 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2007	2006	difference
	(in millions)
Revenues	$35.2	$30.1	$5.1
% of consolidated revenues	58%	51%
Operating Profit	$29.1	$23.4	$5.7

The Community Development segment reported an operating profit of $29.1 million for the first quarter of 2007 compared to $23.4 million for the first quarter of 2006. Revenues from this operating segment increased by 17% to $35.2 million for the first quarter of 2007 compared to $30.1 million for the first quarter of 2006. This increase primarily resulted from our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007. See Note 7 to Condensed Consolidated Financial Statements.

Our equity in the earnings of Kapalua Bay Holdings, LLC was $1.9 million in the first quarter of 2007 compared to $169,000 in the first quarter of 2006. In March 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from condominiums in two of the whole ownership buildings and accordingly, we began recognizing the fair market value of our land contribution to the joint venture and the amortization of related deferred costs. See Note 14 to Condensed Consolidated Financial Statements.

The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise the Residences at Kapalua Bay project. In June of 2006 we began to finalize binding sales contracts and in the second half of 2006, demolition and construction began.

Real Estate Sales

In the first quarter of 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel. The approximately 49 acres were sold for $25 million in cash at closing and a 21.4% interest in the Hotel JV.

The Company recognized a pre-tax gain of $24.8 million and deposited cash proceeds of $25.0 million with a qualified exchange intermediary.

Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of the first quarter of 2007, 18 lot sales have closed escrow. Revenues of $3.4 million were recognized from the two lot sales that closed escrow in the first quarter of 2007. We had accounted for revenues and profit from this project on a percentage-of-completion method and the project was substantially complete in November of 2006. At the end of the first quarter of 2006, the construction of the infrastructure improvements for this project was approximately 50% and we recognized revenues of $5.7 million for the lots that had closed escrow through that date.

In the first quarter of 2007, we sold approximately 157 acres of Upcountry Maui property and recognized revenues of $4.1 million and a pre-tax gain of approximately $4.0 million (see Note 13 to Condensed Consolidated Financial Statements). The land sold had previously been earmarked as “non-core” to our strategic plans. In the first quarter of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of Upcountry Maui land, which was considered non-core to our businesses.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At March 31, 2007, our total debt, including capital leases, was $39.0 million, compared to $51.1 million at December 31, 2006. The decrease was primarily due to repaying revolving credit debt with cash proceeds from the private placement of 517,242 shares of common stock, which raised approximately $15 million. See Note 15 to Condensed Consolidated Financial Statements. At March 31, 2007, we had unused long-term credit lines of $33.2 million.

Operating Cash Flows

In the first quarter of 2007, consolidated net cash used in operating activities were $2.1 million compared to net cash used in operating activities of $1.3 million for the first quarter of 2006. By operating segment, these cash flows were approximately as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Agriculture	$(3.2)	$0.9
Resort	(0.6)	(0.3)
Community Development	2.2	0.8
Interest, taxes and other	(0.5)	(2.7)
Total	$(2.1)	$(1.3)

The decrease in cash from operating activities from the Agriculture segment primarily reflects increases in pineapple product inventories in 2007 and collections on accounts receivable in early 2006 as a result of late 2005 sales.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first quarter of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on a purchase money mortgage from December 2005 resulted in cash flows from operating activities of $5.1 million. In the first quarter of 2006, we closed on two lot sales at Honolua Ridge and much of these cash receipts were offset by payments for the construction of the improvements, which were about 50% complete at the time.

Real Estate Sales Proceeds

In the first quarter of 2007, we sold the land underlying the Ritz-Carlton, Kapalua and received $25 million in cash at closing. The cash proceeds were deposited with a qualified exchange intermediary in anticipation of reinvestment on a tax-deferred basis under Section 1031 of the Internal Revenue Code.

In the first quarter of 2007, we sold approximately 157 acres of Upcountry Maui land that was considered non-core to our business, which resulted in net sales proceeds of $4.1 million. We also received $4.5 million from the repayment of a promissory note from a December 2006 sale of non-core land.

Future Cash Outflows

Contributions to pension plans and to other post-retirement plans are expected to be in the range of $1.9 million to $2.7 million in 2007.

Capital expenditures for 2007 are expected to include $5 million for completion of construction of a new office area for our corporate headquarters and support services—accounting, information technology and human resources; $1.6 million for upgrades to information systems. We expect the Agriculture segment to have capital expenditures of approximately $5.2 million in 2007 of which approximately $1.8 million is for the replacement of existing equipment and facilities. The Resort segment capital expenditures for 2007 are expected to be approximately $1.7 million for replacement of existing equipment.

Expenditures in 2007 for Community Development segment capital projects, deferred development costs and investments are expected to be approximately $32.5 million. In addition, we expect that we may contribute additional cash to Kapalua Bay Holdings, LLC if cash required for construction exceeds the funds to be released by the construction lender (see Note 14 to the Condensed Consolidated Financial Statements). In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and may seek project specific non-recourse financing for some of the capital projects.

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

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first three months of 2007.

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

PART II   OTHER INFORMATION

Item 1A.                Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. In the first quarter of 2007, there were no material changes from the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2006.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(10)	Material Contracts
10.1

Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007. Portions of the exhibit filed herewith have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

10.2

Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007. Portions of the exhibit filed herewith have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

	10.3	Termination of Memorandum of Hotel Ground Lease, dated as of March 28, 2007.
(31)		Rule 13a – 14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
May 8, 2007	/s/ ROBERT I. WEBBER
Date	Robert I. Webber
Chief Financial Officer/Senior Vice President Business Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007
10.2*	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007
10.3	Termination of Memorandum of Hotel Ground Lease, dated as of March 28, 2007
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.