Form 10-Q
period 2007-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2007-08-08
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

(808) 877-3351

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, no par value	8,147,709 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.                        Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	6/30/07	12/31/06
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,204	$1,143
Accounts and notes receivable	13,248	25,440
Inventories	12,176	18,024
Other current assets	1,711	1,813
Total current assets	36,339	46,420
Property	234,107	260,837
Accumulated depreciation	(99,707)	(130,988)
Property—net	134,400	129,849
Other Assets	54,190	43,930
Total	$224,929	$220,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,263	$1,410
Trade accounts payable	12,965	16,145
Income taxes payable	8,322	346
Other current liabilities	9,001	9,516
Total current liabilities	31,551	27,417
Non-Current Liabilities
Long-term debt and capital lease obligations	16,054	49,716
Accrued retirement benefits	31,371	29,272
Other non-current liabilities	13,801	12,887
Total non-current liabilities	61,226	91,875
Minority Interest in Subsidiary	551	538
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, no par value—23,000,000 shares authorized, 7,929,154 and 7,287,779 issued and outstanding	33,189	15,168
Additional paid-in capital	5,950	4,743
Retained earnings	94,769	82,765
Accumulated other comprehensive loss	(2,307)	(2,307)
Stockholders’ Equity	131,601	100,369
Total	$224,929	$220,199

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	6/30/07	6/30/06
	(in thousands
	except share amounts)
Operating Revenues
Net sales	$30,332	$22,861
Operating income	7,983	10,632
Other income	375	88
Total Operating Revenues	38,690	33,581
Operating Costs and Expenses
Cost of sales	18,330	13,249
Operating expenses	10,016	10,935
Shipping and marketing	4,170	3,296
General and administrative	8,234	9,135
Pineapple restructuring charges (Note 17)	5,416	—
Total Operating Costs and Expenses	46,166	36,615
Operating Loss	(7,476)	(3,034)
Equity in income (losses) of affiliates	2,225	(1,540)
Interest expense	(333)	—
Interest income	350	511
Loss Before Income Tax Benefit	(5,234)	(4,063)
Income Tax Benefit	(1,724)	(1,463)
Net Loss	(3,510)	(2,600)
Retained Earnings, Beginning of Period	98,279	89,315
Retained Earnings, End of Period	$94,769	$86,715
Earnings Per Common Share
Basic	$(0.44)	$(0.36)
Diluted	$(0.44)	$(0.36)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
AND RETAINED EARNINGS

(UNAUDITED)

	Six Months Ended
	6/30/07	6/30/06
	(in thousands
	except share amounts)
Operating Revenues
Net sales	$80,419	$71,822
Operating income	18,670	20,516
Other income	584	195
Total Operating Revenues	99,673	92,533
Operating Costs and Expenses
Cost of sales	31,516	29,080
Operating expenses	19,092	19,773
Shipping and marketing	7,318	6,873
General and administrative	19,899	18,761
Pineapple restructuring charges (Note 17)	5,416	—
Total Operating Costs and Expenses	83,241	74,487
Operating Income	16,432	18,046
Equity in income (losses) of affiliates	4,083	(1,368)
Interest expense	(1,044)	(29)
Interest income	641	812
Income Before Income Taxes	20,112	17,461
Income Tax Expense	7,908	6,286
Net Income	12,204	11,175
Retained Earnings, Beginning of Period	82,765	75,540
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—Note 12)	(200)	—
Retained Earnings, End of Period	$94,769	$86,715
Earnings Per Common Share
Basic	$1.59	$1.54
Diluted	$1.58	$1.52

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	6/30/07	6/30/06
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$8,129	$(2,101)
Investing Activities
Purchases of property	(14,210)	(22,233)
Proceeds from disposal of property	37,583	16,258
Other	(5,596)	(4,182)
Net Cash Provide by (Used in) Investing Activities	17,777	(10,157)
Financing Activities
Payments of long-term debt and capital lease obligations	(63,361)	(26,288)
Proceeds from long-term debt	29,150	34,400
Stock option exercises	1,422	—
Issuance of common stock	14,944	—
Net Cash Provided by (Used in) Financing Activities	(17,845)	8,112
Net Increase (Decrease) in Cash and Cash Equivalents	8,061	(4,146)
Cash and Cash Equivalents at Beginning of Period	1,143	7,216
Cash and Cash Equivalents at End of Period	$9,204	$3,070

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $995,000 and $29,000 was paid during the six months ended June 30, 2007 and 2006, respectively. Income taxes of $277,000 and $2,381,000 were paid during the six months ended June 30, 2007 and 2006, respectively.

Non-Cash Investing Activities—Accounts and notes receivable at June 30, 2007 includes $2.6 million related to the sale of pineapple operations equipment, materials and supplies that were sold in connection with the Company’s restructuring of the pineapple operations. In 2006, net cash sales proceeds of $21.9 million were deposited with a qualified exchange intermediary for reinvestment on a tax-deferred basis. Amounts included in trade accounts payable for additions to property and other assets totaled $4,087,000 and $4,383,000 at June 30, 2007 and 2006, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended June 30, 2007 and 2006.

2.                 The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                 Net income was equal to comprehensive income for the interim periods ended June 30, 2007 and 2006.

4.                 The effective tax rate for 2007 and 2006 differs from the statutory federal rate primarily because of the state tax provision, state tax credits, and certain non-deductible expenses.

5.                 Accounts and notes receivable are reflected net of allowance for doubtful accounts of $277,000 and $555,000 at June 30, 2007 and December 31, 2006, respectively.

6.                 Inventories as of June 30, 2007 and December 31, 2006 were as follows:

	6/30/07	12/31/06
	(in thousands)
Pineapple products
Finished goods	$1,664	$1,416
Work in progress	—	299
Raw materials	—	492
Real estate held for sale	3,255	8,449
Merchandise, materials and supplies	7,257	7,368
Total Inventories	$12,176	$18,024

The Company accounts for the costs of growing pineapple in accordance with the “annual accrual method,” which has been used by Hawaii’s pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the central processing facility. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of pineapple’s crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 (SOP), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company’s growing (unharvested) crops generally consisted of approximately 3,500 to 4,000 acres that are expected to yield up to

48 tons per acre for the first crop harvested. The Company’s growing crops are in various stages of development, and will be harvested principally in the years 2007 through 2009.

7.                 Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
Basic	7,925,228	7,256,800	7,674,202	7,255,806
Diluted	7,925,228	7,256,800	7,745,694	7,352,414

In 2007 and 2006, diluted shares included common stock equivalents, principally employee stock options and restricted stock awards. For the three months ended June 30, 2007 and 2006, potentially dilutive common shares of 67,954 and 100,525, respectively, from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts (i.e., decrease loss per common share).

8.                 Kapalua Bay Holdings, LLC

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

Kapalua Bay is constructing a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that comprise the Residences at Kapalua Bay project. In June 2006, Kapalua Bay began to enter into binding sales contracts and, in the second half of 2006, demolition and construction began.

The Company’s equity in the earnings (losses) of Bay Holdings was $4.1 million and ($1.4) million for the six months ended June 30, 2007 and 2006, respectively, and $2.2 million and ($1.5) million for the three months ended June 30, 2007 and 2006, respectively. Upon formation of Kapalua Bay in 2004, the Company’s non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Kapalua Bay recorded the contribution at its fair market value of $25 million. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on a percentage-of-completion method. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. This resulted in income, net of deferred costs, of $1.2 million and $692,000, respectively, for the six months and three months ended June 30, 2007, and is included in the Company’s equity in earnings of Bay Holdings.

In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the “Loan Agreement”) with Lehman Brothers Holdings Inc., a Delaware corporation (“Lehman”), for the lesser of $370 million or 61.6% of the total projected cost of the project (the “Loan”). Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The Loan is not revolving in nature and amounts repaid may not be subsequently advanced. All Loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. Lehman is not obligated to make loan advances exceeding $85 million until sales of residential units equals or exceeds $285.0 million. As of June 30, 2007, total loan advances were $81.7 million and Kapalua Bay had executed approximately $251 million in binding sales commitments.

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

Summarized operating statement information for Bay Holdings is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues	$24,876	$435	$44,390	$6,668
Expenses	21,864	3,449	38,778	9,351
Net Income (Loss)	$3,012	$(3,014)	$5,612	$(2,683)

9.                 Land Sale and Joint Venture Interest

On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel (“Hotel”) to a wholly-owned affiliate of the limited liability company (the “Hotel JV”) that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the sale.

In connection with the sale of the land, the long-term ground lease was terminated and a Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Holdings L.L.C. (the “Hotel JV Agreement”) was executed. Pursuant to the Hotel JV Agreement, the members of and the percentage interests in the Hotel JV are:

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

10.          Stock-Based Compensation

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

The total compensation expense recognized for stock-based compensation was $2,862,000 and $1,208,000 for the six months ended June 30, 2007 and 2006, respectively, and $811,000 and $565,000 for the three months ended June 30, 2007 and 2006, respectively. The total tax benefit related thereto was $757,000 and $435,000 for the six months ended June 30, 2007 and 2006, respectively, and $328,000 and $204,000, for the three months ended June 30, 2007 and 2006, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.2% and 5.8%, for the six months ended June 30, 2007 and 2006, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

A summary of stock option award activity as of and for the six months ended June 30, 2007 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2006	863,500	$31.64
Granted	25,000	$31.73	$13.36
Exercised	(70,667)	$20.13
Forfeited or Cancelled	(30,000)	$30.85	$15.59
Outstanding at June 30, 2007	787,833	$32.70	$13.50	7.6	$2,582
Exercisable at June 30, 2007	323,069	$28.73	$12.53	6.2	$1,482

       (1) For in the money options

Additional stock option information for the six months ended June 30, 2007 and 2006 follows:

	2007	2006
Weighted Average Grant-Date Fair Value
For Options Granted During the Period	$13.36	$16.08
Intrinsic Value of Options Exercised $(000)	$759	—
Cash Received From Option Exercises $(000)	$1,422	—
Tax Benefit From Option Exercises $(000)	$—	—
Fair Value of Shares Vested During the Period $(000)	$1,128	$802

For the six months ended June 30, 2007 and 2006, the fair value of the Company’s stock options awarded to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006
Expected Life of Options in Years	6.5	6.2
Expected Volatility	31.5%	32.4%
Risk-free interest rate	4.7%	4.9%
Expected dividend yield	—	—

As of June 30, 2007, there was $7,105,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

In the first six months of 2007, 34,000 shares of restricted stock were granted to certain directors and officers pursuant to the 2006 Plan. The shares will vest subject to achievement of certain performance measures. In the first six months of 2007, 4,000 shares of restricted stock vested as directors’ service requirements were met and 49,466 shares granted to certain officers vested as performance measures were achieved. The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2007 and 2006 was $32.34 and $35.94, per share, respectively.

A summary of the activity for restricted stock awards as of and for the six-month period June 30, 2007 is presented below:

		Weighted Average Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2006	259,271	$33.24
Granted	34,000	$32.34
Vested	(53,466)	$31.06
Forfeited or Cancelled	(21,250)	$35.60
Nonvested balance at June 30, 2007	218,555	$32.89

11.          Components of Net Periodic Benefit Cost

The net periodic costs for pension and other post-retirement benefits for the three months and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Pension Benefits
Service cost	$435	$401	$869	$803
Interest cost	848	756	1,697	1,512
Expected return on plan assets	(863)	(808)	(1,726)	(1,616)
Amortization of prior service cost	12	6	23	13
Amortization of transition liability	6	12	12	24
Recognized actuarial loss	156	97	312	195
Contractual termination benefits	369	—	369	—
Curtailment loss	27	—	27	—
Net expense	$990	$464	$1,583	$931
Other Benefits
Service cost	$76	$97	$151	$195
Interest cost	199	238	398	475
Amortization of prior service cost	(8)	(32)	(16)	(64)
Recognized actuarial (gain)	(122)	(51)	(244)	(101)
Special termination benefits	36	—	36	—
Curtailment (gain)	(138)	—	(138)	—
Net expense	$43	$252	$187	$505

Effective June 30, 2007, the Company ceased the production of substantially all solid-pack pineapple products (see Note 17) resulting in the termination of 73 employees in June 2007 and 45 employees in July 2007. Contractual termination benefits included the immediate payment of certain pension benefits. Special termination benefits relate to the enhancement of post-retirement health care benefits. The curtailment loss in pension benefits and curtailment gain in other benefits relate to termination of 73 employees in June 2007. The Company expects to record a curtailment gain of $260,000 in other benefits related to 45 employees who were terminated in July 2007.

During 2007, the Company expects to contribute $1.2 million to $2.0 million to its defined benefit pension plans and $719,000 to its other post-retirement benefit plans.

12.          Income Taxes

The Company’s State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditors’ reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company’s federal income tax returns have been reviewed through 2002.

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

As of January 1, 2007, the Company had recorded a liability of approximately $394,000 for potential interest expense for uncertain tax issues. In the first six months of 2007, the Company recorded $145,000 of additional interest expense for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company’s balance sheet.

13.          Operating Segment Information:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Operating Revenues
Agriculture	$13,224	$14,341	$26,970	$30,264
Resort	8,911	11,435	20,566	24,365
Community Development	16,108	7,515	51,342	37,602
Other	447	290	795	302
Total Operating Revenues	$38,690	$33,581	$99,673	$92,533
Operating Profit (Loss)
Agriculture	$(10,595)	$(3,427)	$(12,991)	$(5,725)
Resort	(2,766)	(1,856)	(3,670)	(1,426)
Community Development	8,116	708	37,211	24,071
Other	(6)	1	(35)	(242)
Total Operating Profit (Loss)	(5,251)	(4,574)	20,515	16,678
Interest Expense	(333)	—	(1,044)	(29)
Interest Income	350	511	641	812
Income Tax (Expense) Benefit	1,724	1,463	(7,908)	(6,286)
Net Income (Loss)	$(3,510)	$(2,600)	$12,204	$11,175

14.          Commitments and Contingencies

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and as of June 30, 2007, has a recorded liability of $213,000. The Company paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of the liability (if any).

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

At June 30, 2007 the Company had commitments under signed contracts totaling $10.5 million, which primarily relate to real estate development projects.

15.          Related Party Transactions

In April 2007, of the sale of approximately 181 acres of Upcountry Maui land to the Company’s Senior Vice President/ Corporate Development closed escrow and the Company recognized a pre-tax gain of $2.8 million. In February 2007, the $4.1 million sale ($4.0 million pre-tax gain) of approximately 157 acres of Upcountry Maui land to the Company’s Chairman, President and Chief Executive Officer closed escrow. Prior to the closing of the latter sale, the Company leased a 3,500 square foot residence that is located on the property to the executive for $1,500 per month, which represented the fair market value based on an estimate by a third party realtor.

The land sale agreements were structured in compliance with the Company’s policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker’s commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors. The properties had been previously designated for sale in 2004 as part of the real estate that is considered non-core to the Company’s operations.

16.          Private Placement of Common Stock

On March 12, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, Ohana Holdings, LLC and ZG Ventures, LLC, pursuant to which the Company raised approximately $14,900,000 in net proceeds through a private placement of 517,242 shares of common stock at a purchase price of $29.00 per share. Miles R. Gilburne, who was elected to the Company’s Board of Directors on May 7, 2007, is the managing member of ZG Ventures, LLC.

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

17.          Pineapple Operations Restructuring

On April 30, 2007, the Company’s Board of Directors approved a comprehensive plan that would continue to shift the pineapple operations’ focus to fresh fruit sales. As part of this plan, the Company ceased substantially all canning and processing of solid-pack pineapple products effective as of June 30, 2007, although it will continue to process a small volume through the end of 2007. The Company will continue to process pineapple juice and will extend its fresh fruit line to include products for institutional accounts. The decision to exit from the solid-pack operations was based on the rising costs of fuel, materials and labor, and the competitive forces of a global economy that have made the operation unprofitable.

As a result of the discontinuance of solid-pack pineapple processing, the Company eliminated 120 positions in its pineapple operations, with 73 employees being terminated in June and the balance primarily in July 2007. Equipment, material and supplies related to the canning operations were sold or written off in June 2007. The Company had entered a non-cancellable long-term purchase commitment for (Champaka) pineapple through mid-2010. This pineapple variety is used principally for canning or juice, and the Company has recorded the estimated loss on a portion of this purchase commitment as of June 2007. The net charges recorded in the second quarter of 2007 related to the restructuring of canning operations were as follows:

In thousands
Net loss on disposition of fixed assets, materials and supplies	$2,278
Loss on purchase supply contract	1,149
Employee severance	1,695
Pension and other postretirement benefits, net (see Note 11)	294
Total	$5,416

In addition, the reduction in the estimated full year production and sales of processed fruit resulted in an increase in the per unit cost of sales, which under the standard cost method utilized by the Company is recognized as a charge to current operations of approximately $2.6 million in June 2007. This charge is included in cost of sales for the second quarter of 2007, and will continue to affect cost of sales for the remainder of 2007.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company”, “we,” “our,” and “us,” refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Principal subsidiaries include Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

Agriculture

The Agriculture segment primarily includes growing, packing and marketing of fresh premium pineapple. In the second quarter of 2007, we began to offer a second label fresh pineapple product for the food service sector. Prior to June 30, 2007, we packed and canned (processed) pineapple. We will continue to process pineapple juice, but will no longer produce solid-pack canned pineapple product in the future (see Note 17 to Condensed Consolidated Financial Statements). The fruit grown by us principally consists of three types of pineapple, Maui Gold®, Hawaiian GoldTM, and organic pineapple.

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

Resort

The Kapalua Resort is part of approximately 22,500 acres we own in West Maui, most of which remain as open space. Presently, the Kapalua Resort includes approximately 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort’s two golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We currently have approximately 250 units in our Kapalua Villas vacation rental program.

Several significant revitalization and renovation initiatives are underway at the Kapalua Resort. In 2006, the Kapalua Bay Hotel and the adjacent shops were closed to prepare for the development residential units, a beach club and spa (see Note 8 to Condensed Consolidated Financial Statements). In July 2007, the Ritz Carlton, Kapalua hotel closed for extensive renovation with plans to reopen in December 2007. In August 2007, we expect to begin renovation of nine holes of the Bay (golf) Course in preparation for the Kapalua LPGA Classic golf tournament in October 2008 that we announced in July 2007. We are also constructing a mountain activity center and zip-lines, which are scheduled to open in December 2007.

Community Development

The Community Development segment includes our real estate entitlement, development, construction, sales, leasing, and conservation activities. Our projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the Resort, and our Public Utilities Commission regulated water and sewage operations that service the Kapalua Resort and adjacent communities.

The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua (through March 28, 2007). On March 28, 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel to a wholly-owned affiliate of the limited liability company (the Hotel JV) that was the lessee under the ground lease for $25 million in cash at closing and a 21.4% interest in the Hotel JV (see Note 9 to Condensed Consolidated Financial Statements). The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 8 to Condensed Consolidated Financial Statements). Kapalua Bay Holdings, LLC has demolished the Kapalua Bay Hotel, with approximately 98% of the structure recycled or upcycled, and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of June 30, 2007, the percentage completion of the six residential buildings ranged from approximately 8% to 27%.

We have approximately 1,500 acres of land in Maui that are at various stages in the land entitlement process. We must obtain appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete and entails a variety of risks.

The Community Development segment is working on a number of real estate development projects, some of which are as follows:

•       Kapalua Mauka is a 690-unit residential, golf and commercial project on 925 acres adjacent to the Kapalua Resort. This project received zoning approval in February 2006. Detailed planning for Kapalua Mauka is currently underway.

•       Central Resort (Village at Kapalua) is projected to include 164 dwelling units and approximately 44,000 square feet of commercial space. The project is in the design development phase.

•       Pailolo Views is projected to include approximately 42 affordable housing rental units near the Bay Course at the south edge of the Kapalua Resort. We are presently in the design and construction bidding phase of this project.

•       West Maui Village is project to include approximately 90 affordable units and approximately 68 market priced units in Napili, near the Kapalua Resort. We are presently in the design and construction bidding phase of this project.

•       Pulelehua is a proposed “new urbanism” community of approximately 882 units in West Maui that is planned to include a variety of housing types, mixed commercial and residential uses, and neighborhood serving commercial uses. Over 50% of the homes and apartments are intended to be affordable for working families as defined by the County of Maui. We are presently in the entitlement phase of this project.

•       Hali`imaile Town is a planned new town in Upcountry Maui that we expect to be a holistic community where sustainable agriculture, education, and green building principles are core design elements. We are presently in the conceptual design phase of this project, with entitlement applications to be submitted in 2007.

Current Developments

In the second quarter of 2007, some of our significant transactions, events and key initiatives included the following:

•       In April, we concluded that as of June 30, 2007 we would cease the processing of substantially all solid-pack canned pineapple and focus primarily on premium fresh pineapple sales. Job fairs and re-employment transition activities were held throughout the remainder of the second quarter for the affected employees (see Note 17 to Condensed Consolidated Financial Statements).

•       In April, we closed escrow on the $2.8 million sale of a non-core land parcel in Upcountry Maui.

•       In May, our shareholders (i) elected Miles R. Gilburne, and re-elected David A. Heenan and Kent T. Lucien as Class Two Directors; and (ii) approved an amendment to the Articles of Association to authorize an additional 14,000,000 shares of common stock.

•       In June, we sold five lots at Honolua Ridge Phase II, leaving two lots of the original 25 in the phase remaining in inventory.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K and have not changed materially from that discussion, except for FIN 48 which was adopted on January 1, 2007 (see Note 12 to Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

CONSOLIDATED

	Three Months Ended June 30,
	2007	2006	change
	(in millions, except per share amounts)
Consolidated Revenues	$38.7	$33.6	$5.1
Net Loss	$(3.5)	$(2.6)	$(0.9)
Basic Earnings Per Common Share	$(0.44)	$(0.36)	$(0.08)

We reported a net loss of $3.5 million ($.44 per share) for the second quarter of 2007 compared to a net loss of $2.6 million ($.36 per share) for the second quarter of 2006. Consolidated revenues for the second quarter of 2007 were $38.7 million compared to $33.6 million for the second quarter of 2006. Increased revenues and operating profit from the Community Development segment were offset by increased operating losses from the Agriculture and Resort segments, including charges of approximately $8 million related to the restructuring of the pineapple operations (see Note 17 to Condensed Consolidated Financial Statements).

General and Administrative

Consolidated general and administrative expenses decreased by 10%, or $900,000 to $8.2 million for the second quarter of 2007 from $9.1 million for the second quarter of 2006.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended June 30,
	2007	2006	change
	(in millions)
Salaries & wages	$2.5	$2.8	$(0.3)
Employee incentives & stock compensation	1.0	0.9	0.1
Professional & other services	1.0	1.2	(0.2)
Depreciation expense	0.6	1.3	(0.7)
Other	3.1	2.9	0.2
Total	$8.2	$9.1	$(0.9)

The reduction in salaries and wages for the second quarter of 2007 compared to the second quarter of 2006 is due primarily to Agriculture re-training charges that are included in the second quarter of 2006. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process.

The decrease in professional services in the second quarter of 2007 compared to the second quarter of 2006 primarily reflects a reduction of employee recruiting costs in the second quarter of 2007.

The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 for our accounting systems and our fresh fruit packing facility that were replaced in 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our management’s evaluation of service provided to the operating segments.

Interest Expense

Interest expense was $333,000 for the second quarter of 2007 compared to -0- for the second quarter of 2006. Interest incurred in the second quarter of 2007 was $763,000, of which $430,000 was capitalized to construction projects. In the second quarter of 2006, interest incurred was $488,000, all of which was capitalized to construction projects. Our effective interest rate on borrowings was 7.9% in the second quarter of 2007 compared to 7.4% in the second quarter of 2006. The increase in interest expense was due primarily to higher average borrowings in the second quarter of 2007.

AGRICULTURE

	Three Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$13.2	$14.3	$(1.1)
% of consolidated revenues	34%	43%
Operating Loss	$(10.6)	$(3.4)	$(7.2)

Revenues for the Agriculture segment in the second quarter of 2007 were $13.2 million or 8% lower than the second quarter of 2006, primarily due to a decrease in processed fruit sales. The Agriculture segment produced an operating loss of $10.6 million for the second quarter of 2007 compared to an operating loss of $3.4 million for the second quarter of 2006, including charges totaling approximately $8 million that were recorded in June 2007 related to the restructuring of our pineapple operations.

Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (see Note 17 to Condensed Consolidated Financial Statements). With the cessation of solid-pack canned products, we will focus our business on the production and sale of fresh premium pineapple and the processing and sale of pineapple juice. We will continue to supply existing sales commitments for solid-packed processed pineapple through approximately the end of 2007, which will liquidate our existing inventory.

Operating losses reported by the Agriculture segment for the second quarter of 2006 included $1.1 million of accelerated depreciation charges for assets where the estimated useful lives have been reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $764,000 in the second quarter of 2006 related to inventories that were considered obsolete with the change to the new fresh processing facility that went into operation in June 2006; and $525,000 of charges related to re-training employees.

Fresh and Processed Operations

The case volume and revenue per case for fresh pineapple sales both increased by approximately 1% in the second quarter of 2007 compared to the second quarter of 2006. Revenues from fresh pineapple sales increased to approximately 59% of the Agriculture segment net sales for the second quarter of 2007, compared to approximately 54% for the second quarter of 2006, reflecting the refocusing of our business on the fresh fruit market.

The case volume of processed pineapple sales decreased by 16% for the second quarter of 2007 as compared to the second quarter of 2006 primarily reflecting our strategy to reduce the retail market segments that we were servicing. The average sales prices for our processed pineapple products decreased by approximately 6% for the second quarter of 2007 compared to the second quarter of 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value than canned fruit.

Processed pineapple sold to the U. S. Government (primarily to the Department of Agriculture) comprised approximately 30% of our case volume of canned pineapple sales in the second quarter of 2007 compared to 16% in the second quarter of 2006.

The Agriculture segment cost of sales was higher by approximately 32% in the second quarter of 2007 compared to the second quarter of 2006 primarily reflecting higher per unit cost of sales, as a result of the decision to discontinue processing and selling of solid-pack pineapple. We annually calculate per unit standard costs that are charged to cost of sales as pineapple product is sold. The standards are based on full year estimates of production and sales and therefore, the change in our operating plans resulted in additional charges to cost of sales for the second quarter of 2007 of approximately $2.6 million. Higher per unit cost of sales will continue to be reflected in results for the remainder of the year.

Shipping and marketing cost increased by 9% in the second quarter of 2007 compared to the second quarter of 2006 primarily because of higher ocean and surface transportation costs reflecting higher fuel costs.

RESORT

	Three Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$8.9	$11.4	$(2.5)
% of consolidated revenues	23%	34%
Operating Loss	$(2.8)	$(1.9)	$(0.9)

The Resort segment reported an operating loss of $2.8 million for the second quarter of 2007 compared to an operating loss of $1.9 million for the second quarter of 2006. Resort segment revenues were $8.9 million or 22% lower for the second quarter of 2007 compared to the second quarter of 2006. The closure of the Village Course at the end of February 2007 and a reduction in retail space between the second quarters of 2007 and 2006 were largely responsible for the reduction in revenues.

Golf, Retail and Villas

Revenues from golf operations decreased by approximately 20% for the second quarter of 2007 compared to the second quarter of 2006. Paid rounds of golf decreased by 26%; however, average green and cart fees increased by approximately 8% in the second quarter of 2007 compared to the second quarter of 2006. The closure of the Village Course as of the end of February 2007 contributed to the decrease in revenues.

Resort retail sales for the second quarter of 2007 were approximately 19% lower than the second quarter of 2006. The reduction in revenues reflects the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel for the development of The Residences at Kapalua Bay. In addition, closure of the Village Course at the end of February 2007 also had a negative impact on retail sales.

Revenues from the Kapalua Villas were approximately 4% lower in the second quarter of 2007 compared to the second quarter of 2006, reflecting a 11% decrease in occupied rooms partially offset by a 12% higher average room rate.

COMMUNITY DEVELOPMENT

	Three Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$16.1	$7.5	$8.6
% of consolidated revenues	42%	22%
Operating Profit	$8.1	$0.7	$7.4

The Community Development segment reported an operating profit of $8.1 million for the second quarter of 2007 compared to $707,000 for the second quarter of 2006. Revenues from this operating segment increased by $8.6 million to $16.1 million for the second quarter of 2007 compared to $7.5 million for the second quarter of 2006. Increased revenues and operating profit resulted from sales of lots at Honolua Ridge Phase II, the sale of a non-core land parcel, and income from Kapalua Bay Holdings LLC.

Our equity in the earnings of Kapalua Bay Holdings, LLC was $2.2 million in the second quarter of 2007 compared to a loss of $1.5 million in the second quarter of 2006. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the whole and fractional residential condominiums. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. See Note 8 to Condensed Consolidated Financial Statements.

Real Estate Sales

Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of the second quarter of 2007, 23 lot sales have closed escrow. Revenues of $9.9 million were recognized from the five lot sales that closed escrow in the second quarter of 2007. We account for revenues and profit from this project on a percentage-of-completion method and the construction of the infrastructure improvement for this project was substantially complete in November of 2006. At the end of the second quarter of 2006, the percentage of completion was approximately 69% and we recognized revenues of $5.4 million in the prior year period.

In the second quarter of 2007, we sold approximately 181 acres of Upcountry Maui property and recognized revenues and a pre-tax gain of approximately $2.8 million from that land sale (see Note 15 to Condensed Consolidated Financial Statements). The land sold had previously been earmarked as “non-core” to our strategic plans.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

CONSOLIDATED

	Six Months Ended June 30,
	2007	2006	change
	(in millions, except per share amounts)
Consolidated Revenues	$99.7	$92.5	$7.2
Net Income	$12.2	$11.2	$1.0
Basic Earnings Per Common Share	$1.59	$1.54	$0.05

We reported net income of $12.2 million ($1.59 per share) for the first six months of 2007 compared to net income of $11.2 million ($1.54 per share) for the same period in 2006. Consolidated revenues for the first six months of 2007 were $99.7 million compared to $92.5 million for the first six months of 2006. Increased operating profit from the Community Development segment were offset by increased operating losses from the Agriculture and Resort segments, and charges of approximately $8 million related to the restructuring of our pineapple operations (see Note 17 to Condensed Consolidated Financial Statements).

General and Administrative

Consolidated general and administrative expenses increased by 6%, or $1.1 million to $19.9 million for the first six months of 2007 from $18.8 million for the first six months of 2006.

The major components of the difference in general and administrative expenses were as follows:

	Six Months Ended June 30,
	2007	2006	change
	(in millions)
Salaries & wages	$5.1	$5.5	$(0.4)
Employee incentives & stock compensation	4.3	2.2	2.1
Professional & other services	3.2	2.5	0.7
Depreciation expense	0.9	2.6	(1.7)
Other	6.4	6.0	0.4
Total	$19.9	$18.8	$1.1

The reduction in salaries and wages for the first six months of 2007 compared to the first six months of 2006 is due primarily to Agriculture re-training charges that are included in 2006. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process.

The increase in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole’s stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences to our Chairman imposed by section 409A of the Internal Revenue Code.

The increase in professional services primarily reflects work performed by outside consultants and the external auditors with regard to Sarbanes-Oxley Act of 2002, Section 404 in early 2007, for the 2006 fiscal year. Much of the work in this area was delayed because of the completion of installation of new accounting systems and the centralization of the accounting function late in 2006. Partially offsetting the increase was lower employee recruiting costs in the first six months of 2007 compared to the first six months of 2006.

The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 for our accounting systems that were replaced in 2006 and our fresh fruit packing facility that was also replaced in 2006.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management’s evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $1.0 million for the first six months of 2007 compared to $29,000 for the first six months of 2006. Interest incurred in the first six months of 2007 was $1.8 million of which $792,000 was capitalized to construction projects. In the first six months of 2006, interest incurred was $821,000 of which $792,000 was capitalized to construction projects. Our effective interest rate on borrowings was 7.8% for the first six months of 2007 compared to 7.3% for the first six months of 2006. The increase in interest expense was due primarily to higher average borrowings in the first six months of 2007.

AGRICULTURE

	Six Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$27.0	$30.3	$(3.3)
% of consolidated revenues	27%	33%
Operating Loss	$(13.0)	$(5.7)	$(7.3)

The Agriculture segment produced an operating loss of $13.0 million for the first six months of 2007 compared to an operating loss of $5.7 million for the first six months of 2006. Revenues for the first six months of 2007 were $27.0 million or 11% lower than the first six months of 2006, primarily due to a reduction in sales of processed products. The principal reason for the increased operating loss is due to charges totaling approximately $8 million that were recorded in June 2007 related to the restructuring of our pineapple operations.

Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (see Note 17 to Condensed Consolidated Financial Statements). With the cessation of solid-pack canned products, we will focus our business on the sale of fresh premium pineapple and the processing and sale of pineapple juice. We have existing sales commitments for solid-packed processed pineapple through approximately the end of 2007.

The first six months of 2006 included $2.2 million of accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $764,000 in June 2006 related to inventories that were considered obsolete with the change to the new fresh processing facility that went into operation in June 2006. In addition, we incurred $973,000 of charges related to re-training employees.

Fresh and Processed Operations

The case volume of fresh pineapple sales decreased by approximately 6% in the first six months of 2007 compared to the first six months of 2006. Revenue per case for fresh pineapple sales increased by approximately 2% in the first six months of 2007 compared to the first six months of 2006. Revenues from fresh pineapple sales increased to approximately 51% of the Agriculture segment net sales for the first half of 2007, compared to approximately 48% for the first half of 2006 reflecting the refocusing of our business on the fresh fruit market.

The case volume of processed pineapple sales decreased by 16% for the first six months of 2007 as compared to the first six months of 2006 primarily reflecting our strategy to reduce the retail market segments that we were servicing. The average sales prices for our processed pineapple products decreased by approximately 5% for the first six months of 2007 compared to the same period in 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value, than canned fruit.

Processed pineapple sold to the U.S. Government (primarily to the Department of Agriculture) comprised approximately 40% of our case volume of canned pineapple sales in the first six months of 2007 compared to 31% in the first six months of 2006.

The Agriculture segment cost of sales was higher by approximately 14% in the first six months of 2007 compared to the same period of 2006 primarily reflecting higher per unit cost of sales, as a result of the decision to discontinue processing and selling solid-pack pineapple. We annually calculate per unit standard costs that are charged to cost of sales as processed product is sold. The standards are based on full year estimates of production and sales and therefore, the change in our operating plans resulted in additional charges to cost of sales for the first half of 2007 of approximately $2.6 million. Higher per unit cost of sales will continue to be reflected in results for the remainder of the year.

Shipping and marketing costs increased by 9% in the second quarter of 2007 compared to the second quarter of 2006 primarily because of higher ocean and surface transportation costs reflecting higher fuel costs.

RESORT

	Six Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$20.6	$24.4	$(3.8)
% of consolidated revenues	21%	26%
Operating Loss	$(3.7)	$(1.4)	$(2.3)

The Resort segment reported an operating loss of $3.7 million for the first six months of 2007 compared to an operating loss of $1.4 million for the first six months of 2006. Resort segment revenues were $20.6 million or 16% lower for the first six months of 2007 compared to the same period in 2006. The closure of the Village Course at the end of February 2007 and a reduction in retail space between the first six months of 2007 and 2006 were largely responsible for the reduction in revenues.

Hotel and condominium room occupancies at the Kapalua Resort and to a somewhat lesser extent for Maui in general, largely drives resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed, resulting in approximately 20% fewer rooms available at the Kapalua Resort, and as expected, has negatively affected the number of paid rounds of golf and retail sales.

Golf, Retail and Villas

Revenues from golf operations decreased by approximately 16% for the first six months of 2007 compared to the same period in 2006. Paid rounds of golf decreased by 18% and average green and cart fees increased by about 3% in the first six months of 2007 compared to the same period of 2006. The closure of the Village Course as of the end of February 2007 contributed to the decrease in paid rounds of golf.

Resort retail sales for the first six months of 2007 were approximately 18% lower than the first six months of 2006. The reduction in revenues reflects the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel. In addition, closure of the Village Course at the end of February 2007 also had a negative impact on retail sales.

Revenues from the Kapalua Villas were approximately 10% lower in the first six months of 2007 compared to the first six months of 2006, reflecting a 15% decrease in occupied rooms partially offset by a 7% higher average room rate. There were approximately 5% fewer rooms available in the first half of 2007 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Six Months Ended June 30,
	2007	2006	change
	(in millions)
Revenues	$51.3	$37.6	$13.7
% of consolidated revenues	51%	41%
Operating Profit	$37.2	$24.1	$13.1

The Community Development segment reported an operating profit of $37.2 million for the first six months of 2007 compared to $24.1 million for the first six months of 2006. Revenues from this operating segment increased by $13.7 million to $51.3 million for the first half of 2007 compared to $37.6 million for the first half of 2006. Increased revenues and operating profit primarily resulted from our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007 (see Note 9 to Condensed Consolidated Financial Statements).

Our equity in the earnings of Kapalua Bay Holdings, LLC was $4.1 million in the first six months of 2007 compared to a loss of $1.4 million in the first six months of 2006. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the sales of whole and fractional residential condominiums. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. See Note 8 to Condensed Consolidated Financial Statements.

Real Estate Sales

Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through June 30, 2007, 23 lot sales have closed escrow, seven in the first six months of 2007. Revenues of $14.7 million were recognized in the first six months of 2007. We account for revenues and profit from this project on a percentage-of-completion method and the project was substantially complete in November of 2006. At the end of June 2006, the construction of the infrastructure improvements for this project was approximately 69% and we recognized revenues of $11.1 million in the first six months of 2006.

In the first six months of 2007, we sold approximately 338 acres of Upcountry Maui property in two land sales transactions and recognized revenues and pre-tax gains of approximately $6.8 million from those land sales (see Note 15 to Condensed Consolidated Financial Statements). In the first six months of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of Upcountry Maui Land. The properties sold in 2006 and 2007 had previously been earmarked as “non-core” to our strategic plans.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At June 30, 2007, our total debt, including capital leases, was $17.3 million, compared to $51.1 million at December 31, 2006. All of our revolving credit debt was repaid in the first six months of 2007 with cash proceeds from investing and financing activities, and cash flows provided by operating activities. At June 30, 2007, we had available long-term credit lines of $54.7 million.

Operating Cash Flows

In the first six months of 2007, consolidated net cash provided by operating activities was $8.2 million compared to net cash used in operating activities of $2.1 million for the first six months of 2006. By operating segment, these cash flows were approximately as follows:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Agriculture	$(0.9)	$0.8
Resort	(3.2)	4.4
Community Development	13.6	(5.1)
Interest, taxes and other	(1.3)	(2.2)
Total	$8.2	$(2.1)

The decrease in cash provided by operating activities from the Agriculture and Resort segments primarily reflects the increased operating loss incurred by the operating segment.

Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first six months of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on purchase money mortgages resulted in cash flows from operating activities of approximately $19.8 million. In the first six months of 2006, we closed on three lot sales at Honolua Ridge and much of these cash receipts were offset by payments for the construction of the improvements, which were about 69% complete at the time.

Real Estate Sales Proceeds

In March 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel and received $25 million in cash at closing. The cash proceeds were deposited with a qualified exchange intermediary in anticipation of reinvestment on a tax-deferred basis under Section 1031 of the Internal Revenue Code. In May 2007, the proceeds were returned to us from the exchange intermediary as we were unable to identify satisfactory replacement properties.

In the first six months of 2007, we sold approximately 338 acres of Upcountry Maui land that were considered non-core to our business, which resulted in net sales proceeds of $6.9 million. We also received $4.5 million from the repayment of a promissory note from a December 2006 sale of non-core land.

Private Placement of Stock

In March 2007, we received $14.9 million in net cash proceeds from the private placement of 517,242 shares of common stock. See Note 16 to Condensed Consolidated Financial Statements.

Future Cash Inflows and Outflows

Contributions to pension plans and to other post-retirement plans are expected to be in the range of $1.2 million to $2.0 million in 2007. We expect to make income tax payments in September 2007 of up to $7 million with respect to income recognized in 2007 for income tax purposes. In August 2007, we expect to collect $2.6 million that is secured by a standby letter of credit, for the balance due on the sale of certain pineapple processing equipment (see Note 17 to Condensed Consolidated Financial Statements).

Capital expenditures for 2007 are expected to include approximately $5 million for completion of construction of a new office area for our corporate headquarters and support services—accounting, information technology and human resources; and $0.9 million for upgrades to information systems. We expect the Agriculture segment to have capital expenditures of approximately $5.1 million in 2007. The Resort segment capital expenditures for 2007 are expected to be approximately $6.7 million, including $1.3 million for replacement of the greens on the Bay Course and $2.6 million for facilities for a new mountain adventure amenity.

Expenditures in 2007 for Community Development segment capital projects, deferred development costs and investments are expected to be approximately $25.8 million. In addition, we expect that we may contribute additional cash to Kapalua Bay Holdings, LLC if cash required for construction exceeds the funds to be released by the construction lender (see Note 8 to Condensed Consolidated Financial Statements). In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and may seek project specific non-recourse financing for some of the capital projects.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first six months of 2007.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1A.                Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. In the first six months of 2007, there were no material changes from the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders

On May 7, 2007, the annual meeting of our shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 14, 2007, the record date of the annual meeting, was approximately 8,153,909. The results of the voting were as follows:

Proposal 1:   Election of Class Two Directors for a three-year term:

	Shares Voted For	Shares Withheld
Miles R. Gilburne	7,623,957	85,316
David A. Heenan	7,623,089	86,184
Kent T. Lucien	7,622,849	86,424

Proposal 2:   Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2007:

Shares voted for:	7,625,269
Shares voted against:	84,004
Shares abstained:	-0-

Proposal 3:   Approval of amendment to the Articles of Association to authorize an additional 14,000,000 shares of common stock

Shares voted for:	7,384,435
Shares voted against:	310,404
Shares abstained:	14,430

There were no broker non-votes on any matter voted upon at the meeting.

The terms of the following members of our Company’s Board of Directors continued after the annual meeting:  John H. Agee, David C. Cole, Walter A. Dods, Warren H. Haruki, Duncan MacNaughton and Fred E. Trotter III.

Item 5.                        Other Information

Effective August 6, 2007, the Company granted to Robert I Webber an option to purchase the house and approximately 3.36 acres that Mr. Webber began leasing from the Company in July 2007. The agreement is filed herewith as Exhibit 10.1.

Item 6.                        Exhibits

The following exhibits are filed herewith:

(10)	Material Contracts
	10.1	Option Agreement dated August 6, 2007 between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
(31)		Rule 13a—14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
August 8, 2007	/S/ ROBERT I. WEBBER
Date	Robert I. Webber
Chief Financial Officer/Senior Vice President Business Development
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Option Agreement dated August 6, 2007 between Maui Land & Pineapple Company, Inc. and Robert I. Webber
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.