Form 10-Q
period 2007-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2007-11-06
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification No.)
P. O. BOX 187, KAHULUI, MAUI, HAWAII 96733-6687 (Address of principal executive offices)
(Registrant's telephone number, including area code) (808) 877-3351
NONE (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                        Accelerated filer ☒                         Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, no par value	8,147,709 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	9/30/07	12/31/06
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,619	$1,143
Accounts and notes receivable	9,082	25,440
Inventories	11,126	18,024
Other current assets	2,147	1,813

Total current assets	23,974	46,420
Property	241,012	260,837
Accumulated depreciation	(101,317)	(130,988)

Property—net	139,695	129,849
Other Assets	69,687	43,930

Total	$233,356	$220,199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,439	$1,410
Trade accounts payable	11,334	16,145
Income taxes payable	3,982	346
Other current liabilities	7,369	9,516

Total current liabilities	24,124	27,417
Non-Current Liabilities
Long-term debt and capital lease obligations	31,689	49,716
Accrued retirement benefits	30,755	29,272
Other non-current liabilities	14,177	12,887

Total non-current liabilities	76,621	91,875
Minority Interest in Subsidiary	558	538
Commitments and Contingencies (Note 15)
Stockholders' Equity
Common stock, no par value—23,000,000 and 9,000,000 shares authorized, 7,931,154 and 7,287,779 issued and outstanding	33,269	15,168
Additional paid-in capital	6,477	4,743
Retained earnings	94,614	82,765
Accumulated other comprehensive loss	(2,307)	(2,307)

Stockholders' Equity	132,053	100,369

Total	$233,356	$220,199

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	9/30/07	9/30/06
	(in thousands except share amounts
Operating Revenues
Net sales	$21,151	$29,768
Operating income	7,343	10,093

Total Operating Revenues	28,494	39,861

Operating Costs and Expenses
Cost of sales	12,973	16,845
Operating expenses	8,550	9,973
Shipping and marketing	4,866	4,658
General and administrative	7,075	10,339
Pineapple restructuring charges (Note 18)	(260)	—

Total Operating Costs and Expenses	33,204	41,815

Operating Loss	(4,710)	(1,954)
Equity in income (losses) of affiliates	4,920	(2,214)
Interest expense	(405)	(131)
Interest income	150	343

Loss Before Income Taxes	(45)	(3,956)
Income Tax Expense (Benefit)	110	(1,463)

Net Loss	(155)	(2,493)
Retained Earnings, Beginning of Period	94,769	86,715

Retained Earnings, End of Period	$94,614	$84,222

Loss Per Common Share
Basic	$(0.02)	$(0.34)
Diluted	$(0.02)	$(0.34)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
(UNAUDITED)

	Nine Months Ended
	9/30/07	9/30/06
	(in thousands except share amounts)
Operating Revenues
Net sales	$101,570	$101,590
Operating income	26,597	30,804

Total Operating Revenues	128,167	132,394

Operating Costs and Expenses
Cost of sales	44,489	45,925
Operating expenses	27,642	29,746
Shipping and marketing	12,184	11,531
General and administrative	26,974	29,100
Pineapple restructuring charges (Note 18)	5,156	—

Total Operating Costs and Expenses	116,445	116,302

Operating Income	11,722	16,092
Equity in income (losses) of affiliates	9,003	(3,582)
Interest expense	(1,449)	(160)
Interest income	791	1,155

Income Before Income Taxes	20,067	13,505
Income Tax Expense	8,018	4,823

Net Income	12,049	8,682
Retained Earnings, Beginning of Period	82,765	75,540
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—Note 13)	(200)	—

Retained Earnings, End of Period	$94,614	$84,222

Earnings Per Common Share
Basic	$1.55	$1.20
Diluted	$1.54	$1.18

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	9/30/07	9/30/06
	(in thousands)
Net Cash Used in Operating Activities	$(3,292)	$(15,788)

Investing Activities
Purchases of property	(21,788)	(36,029)
Proceeds from disposal of property	45,269	38,156
Contributions to affiliates	(9,565)	(7,523)
Other	(6,953)	(7,333)

Net Cash Provide by (Used in) Investing Activities	6,963	(12,729)

Financing Activities
Payments of long-term debt and capital lease obligations	(85,711)	(53,263)
Proceeds from long-term debt	66,150	76,000
Stock option exercises	1,422	—
Issuance of common stock	14,944	—

Net Cash Provided by (Used in) Financing Activities	(3,195)	22,737

Net Increase (Decrease) in Cash and Cash Equivalents	476	(5,780)
Cash and Cash Equivalents at Beginning of Period	1,143	7,216

Cash and Cash Equivalents at End of Period	$1,619	$1,436

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $1,178,000 and $-0- was paid during the nine months ended September 30, 2007 and 2006, respectively. Income taxes of $3,862,000 and $6,534,000 were paid during the nine months ended September 30, 2007 and 2006, respectively.

        Non-Cash Investing Activities—Amounts included in trade accounts payable for additions to property and other assets totaled $2,769,000 and $6,260,000 at September 30, 2007 and 2006, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended September 30, 2007 and 2006.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Net income was equal to comprehensive income for the interim periods ended September 30, 2007 and 2006.

4.
The effective tax rate for 2007 and 2006 differs from the statutory federal rate primarily because of the state tax provision, state tax credits, and certain non-deductible expenses.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $171,000 and $555,000 at September 30, 2007 and December 31, 2006, respectively.

6.
Inventories as of September 30, 2007 and December 31, 2006 were as follows:

	9/30/07	12/31/06
	(in thousands)
Pineapple products
Finished goods	$675	$1,416
Work in progress	—	299
Raw materials	—	492
Real estate held for sale	3,505	8,449
Merchandise, materials and supplies	6,946	7,368

Total Inventories	$11,126	$18,024

          The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the central processing facility. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 ("SOP"), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, SOP No. 85-3 does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company's growing (unharvested) crops generally consisted of approximately 3,500 to 4,000 acres that are expected to yield up to 48 tons per acre for the first crop harvested. The Company's growing crops are in various stages of development, and will be harvested principally in the years 2007 through 2009.

7.    Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic	7,929,183	7,258,800	7,759,616	7,256,815
Diluted	7,929,183	7,258,800	7,825,804	7,350,597

          In 2007 and 2006, diluted shares included common stock equivalents, principally employee stock options and restricted stock awards. For the three months ended September 30, 2007 and 2006, potentially dilutive common shares of 56,270 and 91,160 respectively, from stock-based compensation arrangements are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earning per share amounts (i.e., decrease loss per common share).

8.    Recently Issued Accounting Pronouncement

          In November 2006, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums" ("EITF 06-8"). EITF 06-8 will require condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007, which is the Company's 2008 fiscal year. The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company's management is evaluating the impact that EITF 06-8 will have on the financial statements.

9.    Kapalua Bay Holdings, LLC

          The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC, ("Bay Holdings"), which is the sole member of Kapalua Bay LLC, ("Kapalua Bay"). Major operating and financial decisions require approval of all the members in Bay Holdings and, accordingly, the Company's investment in Bay Holdings is being accounted for using the equity method, rather than being consolidated with the Company's financial statements, because the Company does not have a controlling interest in Bay Holdings.

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

          The Company's equity in the income (losses) of Bay Holdings was $9.0 million and ($3.6) million for the nine months ended September 30, 2007 and 2006, respectively, and $4.9 million and ($2.2) million for the three months ended September 30, 2007 and 2006, respectively. Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Kapalua Bay recorded the contribution at its fair market value of $25 million. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on a percentage-of-completion method. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. This resulted in income, net of deferred costs, of $2.2 million and $926,000, respectively, for the nine months and three months ended September 30, 2007, and is included in the Company's equity in income of Bay Holdings.

          In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the "Loan Agreement") with Lehman Brothers Holdings Inc., ("Lehman"), for the lesser of $370 million or 61.6% of the total projected cost of the project. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. Lehman is not obligated to make loan advances exceeding $85 million until sales of residential units equals or exceeds $285.0 million. As of September 30, 2007, total loan advances were $85 million and Kapalua Bay had executed approximately $257 million in binding sales commitments.

          The loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay, the adjacent spa parcel owned by the Company, and all of the sales contracts.

          The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member's pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members' guarantee to the lender does not include payment in full of the loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under this guarantee.

          Summarized operating statement information for Bay Holdings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues	$33,106	$197	$77,496	$6,865
Expenses	25,259	4,539	64,037	13,890

Net Income (Loss)	$7,847	$(4,342)	$13,459	$(7,025)

10.    Land Sale and Joint Venture Interest

          On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to a wholly-owned affiliate of the limited liability company (the "Hotel JV") that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the sale.

          In connection with the sale of the land, the long-term ground lease was terminated and a Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Holdings L.L.C. (the "Hotel JV Agreement") was executed. Pursuant to the Hotel JV Agreement, the members of and the percentage interests in the Hotel JV are:

    (i)
    Whitehall Street Global Real Estate Limited Partnership 2005, a Delaware limited partnership ("Whitehall Street"); 40.4234%;

    (ii)
    Whitehall Street Global Employee Fund 2005, a Delaware limited partnership ("Whitehall Employee Fund"); 10.648%;

    (iii)
    Gengate Kapalua Holdings GP, LLC, a Delaware limited liability company ("GHGP"); 0%;

    (iv)
    Gengate Kapalua Holdings, LLC, a Delaware limited liability company ("GKH"); 27.5%;

    (v)
    MLP RCK LLC, a Hawaii limited liability company ("MLPC"), whose sole member is the Company; 21.4286%.

          Whitehall Street, Whitehall Employee Fund and GKH are designated as the Managing Members of the Hotel JV. Major decisions, as such term is defined in the Hotel JV Agreement, require the consent of Whitehall Street or Whitehall Employee Fund, and either GKH or MLPC. Profits and losses of the Hotel JV will be allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members. The Company has the ability to exercise significant influence, but not control, over operating and financial policies of the Hotel JV and will account for its investment in the Hotel JV using the equity method. The Hotel JV is not a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

          The Company's carrying value of its interest in the Hotel JV is $0 and, accordingly, the Company is not recording its share of the equity in losses in the Hotel JV because they are not guaranteeing the obligations of the Hotel JV nor is the Company required to fund future obligations or losses of the Hotel JV.

          Concurrent with the Hotel JV Agreement, the Hotel JV entered into certain loan agreements with Lehman Brothers Holding Inc. totaling $271.7 million and an amendment to an existing loan agreement of $20 million with Luxury Finance, LLC. The loans are principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a comprehensive refurbishment of the hotel. The Company is not liable for the repayment of the loans, but is liable for any loss suffered by the lenders as a result of the Company's fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions.

11.    Stock-Based Compensation

          The Company accounts for stock compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

          The total compensation expense recognized for stock-based compensation was $3,468,000 and $1,731,000 for the nine months ended September 30, 2007 and 2006, respectively, and $606,000 and $522,000 for the three months ended September 30, 2007 and 2006, respectively. The total tax benefit related thereto was $1,019,000 and $606,000 for the nine months ended September 30, 2007 and 2006, respectively, and $242,000 and $183,000 for the three months ended September 30, 2007 and 2006, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.5% and 6.3%, for the nine months ended September 30, 2007 and 2006, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

          In May 2006, the Company's shareholders approved the 2006 Equity and Incentive Award Plan (the "2006 Plan") and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grant types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. Upon approval of the 2006 Plan, the Company's Stock and Incentive Compensation Plan of 2003 (the "2003 Plan") was terminated and no further grants will be made under that plan.

          The 2003 Plan was approved by the Company's shareholders in December 2003 and included 500,000 shares of common stock authorized for issuance. The Company also has stock compensation agreements with its President and Chief Executive Officer under which non-qualified stock options (200,000 shares) and restricted stock (100,000 shares) were granted in 2003.

          A summary of stock option award activity as of and for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2006	863,500	$31.64
Granted	60,000	$32.00	$13.40
Exercised	(70,667)	$20.13
Forfeited or Cancelled	(65,000)	$29.60	$15.26

Outstanding at September 30, 2007	787,833	$32.87	$13.43	7.7	$1,715

Exercisable at September 30, 2007	318,937	$29.53	$12.49	6.7	$1,479

  (1)
  For in-the-money options

          Additional stock option information for the nine months ended September 30, 2007 and 2006 follows:

	2007	2006
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$13.40	$16.02
Intrinsic Value of Options Exercised $(000)	$759	—
Cash Received From Option Exercises $(000)	$1,422	—
Tax Benefit From Option Exercises $(000)	$—	—
Fair Value of Shares Vested During the Period $(000)	$1,510	$1,124

          For the nine months ended September 30, 2007 and 2006, the fair value of the Company's stock options awarded to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006
Expected Life of Options in Years	6.5	6.2
Expected Volatility	31.5%	32.4%
Risk-free interest rate	4.6%	5.0%
Expected dividend yield	—	—

          As of September 30, 2007, there was $6,878,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.9 years.

  Restricted Stock

          In the first nine months of 2007, 39,000 shares of restricted stock were granted to certain directors and officers pursuant to the 2006 Plan. The shares will vest subject to achievement of certain performance measures. In the first nine months of 2007, 6,000 shares of restricted stock vested as directors' service requirements were met and 49,466 shares granted to certain officers vested as performance measures were achieved. The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2007 and 2006 was $32.32 and $35.94, per share, respectively.

          A summary of the activity for restricted stock awards as of and for the nine-month period September 30, 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2006	259,271	$33.24
Granted	39,000	$32.32
Vested	(55,466)	$31.26
Forfeited or Cancelled	(21,250)	$35.60

Nonvested balance at September 30, 2007	221,555	$33.17

12.    Components of Net Periodic Benefit Cost

          The net periodic costs for pension and other post-retirement benefits for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Pension Benefits
Service cost	$507	$587	$1,376	$1,389
Interest cost	823	947	2,520	2,459
Expected return on plan assets	(970)	(909)	(2,696)	(2,525)
Amortization of prior service cost	13	11	36	35
Amortization of Net Obligation	4	7	16	19
Amortization of Loss	7	304	319	498
Contractual termination benefits	—	—	369	—
Curtailment loss	—	74	27	74

Net expense	$384	$1,021	$1,967	$1,949

Other Benefits
Service cost	$76	$56	$227	$250
Interest cost	159	101	557	577
Amortization of prior service cost	(8)	(31)	(24)	(95)
Amortization of Net (Gain)/Loss	(176)	69	(420)	69
Special termination benefits	—	(7)	36	(7)
Curtailment gain	(260)	(284)	(398)	(386)

Net expense	$(209)	$(96)	$(22)	$408

          Effective June 30, 2007, the Company ceased the production of substantially all solid-pack pineapple products (see Note 18) resulting in the termination of 73 employees in June 2007 and 45 employees in July 2007. Contractual termination benefits included the immediate payment of certain pension benefits. Special termination benefits relate to the enhancement of post-retirement health care benefits. In September 2006, approximately 75 Agriculture segment jobs were eliminated because of production efficiencies gained by the new fresh fruit packing plant that began operations in July 2006. The job terminations in 2007 and 2006 resulted in net curtailment gains in the Company's retiree medical and life insurance plans.

          During 2007, the Company expects to contribute $1.3 million to its defined benefit pension plans and $689,000 to its other post-retirement benefit plans.

13.    Income Taxes

          The Company's State of Hawaii income tax returns for 2000, 2001 and 2002 are under examination by the Department of Taxation. The tax auditors' reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company's federal income tax returns have been reviewed through 2002.

          The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007, the Company had unrecognized tax benefits of approximately $2.9 million, and as a result of the implementation of FIN 48, the Company increased its liability for these benefits by $200,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Approximately $2.2 million of the unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

          As of January 1, 2007, the Company had recorded a liability of approximately $394,000 for potential interest expense for uncertain tax issues. In the first nine months of 2007, the Company recorded $227,000 of additional interest expense for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's balance sheet.

14.    Operating Segment Information:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)
Operating Revenues
Agriculture	$10,336	$18,231	$37,306	$48,495
Resort	7,783	10,783	28,349	35,148
Community Development	9,983	10,904	61,325	48,506
Other	392	(57)	1,187	245

Total Operating Revenues	$28,494	$39,861	$128,167	$132,394

Operating Profit (Loss)
Agriculture	$(5,605)	$(3,972)	$(18,596)	$(9,697)
Resort	(3,060)	(1,974)	(6,730)	(3,400)
Community Development	9,009	2,027	46,220	26,098
Other	(134)	(249)	(169)	(491)

Total Operating Profit (Loss)	210	(4,168)	20,725	12,510
Interest Expense	(405)	(131)	(1,449)	(160)
Interest Income	150	343	791	1,155
Income Tax (Expense) Benefit	(110)	1,463	(8,018)	(4,823)

Net Income (Loss)	$(155)	$(2,493)	$12,049	$8,682

15.    Commitments and Contingencies

          Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and as of September 30, 2007, has a recorded liability of $204,000. The Company paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of the liability (if any).

          The Company's payments to the Ladies Professional Golf Association for the purse and other fees for the tournament to be held at the Kapalua Bay Course in October 2008, has been secured by a $1.7 million irrevocable standby letter of credit on account of the Company.

          In addition to the matter noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company's consolidated financial statements.

          The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

          At September 30, 2007 the Company had commitments under signed contracts totaling $13.2 million, which primarily relate to real estate development projects.

16.    Related Party Transactions

          In April 2007, the sale of approximately 181 acres of Upcountry Maui land to the Company's Senior Vice President/ Corporate Development closed escrow and the Company recognized a pre-tax gain of $2.8 million. In February 2007, the $4.1 million sale ($4.0 million pre-tax gain) of approximately 157 acres of Upcountry Maui land to the Company's Chairman, President and Chief Executive Officer closed escrow. Prior to the closing of the latter sale, the Company leased a 3,500 square foot residence that is located on the property to the executive for $1,500 per month, which represented the fair market value based on an estimate by a third party realtor.

          The land sale agreements were structured in compliance with the Company's policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker's commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors. The properties had been previously designated for sale in 2004 as part of the real estate that is considered non-core to the Company's operations.

17.    Private Placement of Common Stock

          On March 12, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, Ohana Holdings, LLC and ZG Ventures, LLC, pursuant to which the Company raised approximately $14,900,000 in net proceeds through a private placement of 517,242 shares of common stock at a purchase price of $29.00 per share. Miles R. Gilburne, who was elected to the Company's Board of Directors on May 7, 2007, is the managing member of ZG Ventures, LLC.

          In connection with the issuance of the common stock, the Company entered into a Registration Rights Agreement with the investors obligating the Company to register for resale the shares on a registration statement to be filed with the Securities and Exchange Commission not later than March 12, 2008, subject to the exceptions set forth therein. The investors have also been granted "piggy-back" registration rights with respect to the shares.

18.    Pineapple Operations Restructuring

          On April 30, 2007, the Company's Board of Directors approved a comprehensive plan that would continue to shift the pineapple operations' focus to fresh fruit sales. As part of this plan, the Company ceased substantially all canning and processing of solid-pack pineapple products effective as of June 30, 2007, although it will continue to process a small volume through the end of 2007. The Company will continue to process pineapple juice and will extend its fresh fruit line to include products for institutional accounts. The decision to exit from the solid-pack operations was based on the rising costs of fuel, materials and labor, and the competitive forces of a global economy that have made the operation unprofitable.

          As a result of the discontinuance of solid-pack pineapple processing, the Company eliminated 120 positions in its pineapple operations, with 73 employees being terminated in June and the balance primarily in July 2007. Equipment, material and supplies related to the canning operations were sold to a third party auctioneer or written off in June 2007. The Company had entered a non-cancellable long-term purchase commitment for Champaka pineapple through mid-2010. This pineapple variety is used principally for canning or juice, and the Company has recorded the estimated loss on a portion of this purchase commitment as of June 2007. The net charges recorded through September 30, 2007 related to the restructuring of canning operations were as follows:

In thousands
Net loss on disposition of fixed assets, materials and supplies	$2,278
Loss on purchase supply contract	1,149
Employee severance	1,695
Pension and other postretirement benefits, net (see Note 11)	34

Total	$5,156

          In addition, the reduction in the estimated full year production and sales of processed fruit resulted in an increase in the per unit cost of sales, which under the standard cost method utilized by the Company was recognized as a charge to current operations of approximately $3.0 million for the third quarter of 2007 and $5.5 million for the first nine months of 2007. This charge resulting from the reduction in estimated production and sales is expected to continue to affect cost of sales for the remainder of 2007.

19.    Subsequent Events

          On November 2, 2007, Maui Pineapple Company, Ltd. ("MPC"), a wholly-owned subsidiary of the Company, entered into an Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc., as amended by the First Amendment to Consignment and Marketing Agreement, dated as of November 2, 2007. The agreement provides that Calavo will sell the Company's Maui Gold® pineapple on consignment and will be the sole and exclusive source of Maui Gold® pineapple in North America. MPC shall pay Calavo a marketing and distribution fee, a warehousing fee, and certain quarterly milestone payments based on the achievement of certain sales objectives. The agreement is effective from December 1, 2007 until December 31, 2008, and automatically renews at the end of each twelve month period unless terminated by either party upon 30 days' notice.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the "Company", "we," "our," and "us," refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

Overview of the Company

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Principal subsidiaries include Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable operating segments are Agriculture, Resort and Community Development.

  Agriculture

        The Agriculture segment primarily includes growing, packing and marketing of fresh premium pineapple. In 2007, we began to offer a second label fresh pineapple product for the food service sector. Prior to June 30, 2007, we packed and canned (processed) pineapple. We will continue to process pineapple juice, but will no longer produce solid-pack canned pineapple product in the future (see Note 18 to condensed consolidated financial statements). The fruit grown by us principally consists of three types of pineapple, Maui Gold®, Hawaiian Gold™, and organic pineapple.

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

  Resort

        The Kapalua Resort is part of approximately 21,900 acres we own in West Maui, most of which remain as open space. Presently, the Kapalua Resort includes approximately 2,575 acres bordering the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We currently have approximately 250 units in our Kapalua Villas vacation rental program.

        Several significant revitalization and renovation initiatives are underway at the Kapalua Resort. In 2006, the Kapalua Bay Hotel and the adjacent shops were closed to prepare for the development of residential units, a beach club and spa (see Note 9 to Condensed Consolidated Financial Statements). In February 2007, we permanently closed the Village (golf) course with plans to construct a new private course. In July 2007, the Ritz Carlton, Kapalua hotel closed for extensive renovation with plans to reopen in December 2007. In August 2007, we closed the back-nine holes of the Bay (golf) Course to begin re-seeding of the greens in preparation for the Kapalua LPGA Classic golf tournament in October 2008. We are also constructing a mountain activity center and zip-lines, which are scheduled to open in December 2007.

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

        The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua (through March 28, 2007). On March 28, 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel to a wholly-owned affiliate of the limited liability company (the Hotel JV) that was the lessee under the ground lease for $25 million in cash at closing and a 21.4% interest in the Hotel JV (see Note 10 to condensed consolidated financial statements). The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 9 to condensed consolidated financial statements). Kapalua Bay Holdings, LLC has demolished the Kapalua Bay Hotel, with approximately 98% of the structure recycled or upcycled, and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of September 30, 2007, the percentage completion of the six residential buildings ranged from approximately 12% to 43%.

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

        The Community Development segment is working on a number of real estate development projects, some of which are as follows:

  •
  Kapalua Mauka is a 690-unit residential, golf and commercial project on 925 acres within the Kapalua Resort. This project received zoning approval in February 2006. Detailed planning for Kapalua Mauka is currently underway.

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

  •
  West Maui Village is projected to include approximately 90 affordable units and approximately 68 market priced units in Napili, near the Kapalua Resort. We are presently in the design and construction bidding phase of this project.

  •
  Pulelehua is a proposed community of approximately 882 units in West Maui that is planned to include a variety of housing types, mixed commercial and residential uses, and neighborhood-serving commercial uses. Over 50% of the homes and apartments are intended to be affordable for working families as defined by the County of Maui. We are presently in the entitlement phase of this project.

  •
  Hali`imaile Town is a planned community in Upcountry Maui that we expect to be a holistic community where sustainable agriculture, education, and green building principles are core design elements. We are presently in the conceptual design phase of this project, with entitlement applications to be submitted in 2008.

Current Developments

        In the third quarter of 2007, some of our significant transactions, events and key initiatives included the following:

  •
  In July, the Ritz-Carlton, Kapalua hotel closed for extensive renovations with plans to reopen in December 2007.

  •
  In July, we entered into a five-year agreement with the Ladies Professional Golf Association ("LPGA") to annually host an official 72-hole stroke play tournament on the Bay Course beginning in October 2008, and we announced that LPGA player Morgan Pressel will be Kapalua Resort's official touring professional representing Kapalua Resort at LPGA tournaments.

  •
  In August, we closed the back-nine holes of the Bay Course to renovate and re-seed the greens. We plan to reopen the course by December 2007.

  •
  In August, we began preparation for our mountain adventure center activities and facility and construction of the zip-lines. We plan to open this new amenity in December 2007.

  •
  In September, we closed escrow on two sales transactions of non-core land parcels in Upcountry Maui totaling $8.2 million in revenues.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K and have not changed materially from that discussion, except for FIN 48 which was adopted on January 1, 2007 (see Note 13 to condensed consolidated financial statements).

        There are no accounting principles or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

CONSOLIDATED

	Three Months Ended September 30,
	2007	2006	change
	(in millions, except per share amounts)
Consolidated Revenues	$28.5	$39.9	$(11.4)
Net Loss	$(0.2)	$(2.5)	$2.3
Basic Earnings Per Common Share	$(0.02)	$(0.34)	$0.32

        We reported a net loss of $155,000 ($.02 per share) for the third quarter of 2007 compared to a net loss of $2.5 million ($.34 per share) for the third quarter of 2006. Consolidated revenues for the third quarter of 2007 were $28.5 million compared to $39.9 million for the third quarter of 2006. All of our operating segments reported lower revenues in the third quarter of 2007. Increased operating profit from the Community Development segment was offset by increased operating losses from the Agriculture and Resort segments.

  General and Administrative

        Consolidated general and administrative expenses decreased by 32%, or $3.2 million from $10.3 million for the third quarter of 2006 to $7.1 million for the third quarter of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended September 30,
	2007	2006	change
	(in millions)
Salaries & wages	$2.3	$2.8	$(0.5)
Employee incentives & stock compensation	0.5	0.9	(0.4)
Employee severance	—	1.7	(1.7)
Professional & other services	2.1	1.5	0.6
Pensions & other postretirement benefits	0.2	0.9	(0.7)
Depreciation expense	0.2	0.9	(0.7)
Other	1.8	1.6	0.2

Total	$7.1	$10.3	$(3.2)

        The reduction in salaries and wages for the third quarter of 2007 compared to the third quarter of 2006 is due primarily to Agriculture re-training charges that are included in the third quarter of 2006. At the end of June 2006, we began to operate our new fresh fruit packing facility, which is less labor intensive. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process, and in the three months ended September 2006, we incurred employee severance charges of $1.6 million as a result of the reduction in the Agriculture segment work force.

        The increase in professional services in the third quarter of 2007 compared to the third quarter of 2006 primarily reflects increases in actuarial services in 2007 and the use of temporary employees to supplement the staff.

        The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 of some of our Agriculture segment assets because of changes in our business and acceleration of depreciation charges for our accounting systems that were replaced in 2006.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our management's evaluation of service provided to the operating segments.

  Interest Expense

        Interest expense was $405,000 for the third quarter of 2007 compared to $131,000 for the third quarter of 2006. Interest incurred in the third quarter of 2007 was $701,000, of which $296,000 was capitalized to construction projects. In the third quarter of 2006, interest incurred was $726,000, of which $595,000 was capitalized to construction projects. Our effective interest rate on borrowings was 7.7% in the third quarter of 2007 compared to 7.8% in the third quarter of 2006.

AGRICULTURE

	Three Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$10.3	$18.2	$(7.9)
% of consolidated revenues	36%	46%
Operating Loss	$(5.6)	$(4.0)	$(1.6)

        Revenues for the Agriculture segment in the third quarter of 2007 were $10.3 million or 43% lower than the third quarter of 2006, primarily due to a decrease in processed fruit sales. The Agriculture segment produced an operating loss of $5.6 million for the third quarter of 2007 compared to an operating loss of $4.0 million for the third quarter of 2006. The Agriculture segment losses for the third quarter of 2007 include approximately $3.0 million of additional costs reflecting higher per unit cost of sales due to the reduction of operations.

        Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (see Note 18 to condensed consolidated financial statements). With the cessation of solid-pack canned products, we will focus our business on the production and sale of fresh premium pineapple and the processing and sale of pineapple juice. We will continue to supply existing sales commitments for solid-packed processed pineapple through approximately the end of 2007, which will liquidate our existing inventory.

        Operating losses reported by the Agriculture segment for the third quarter of 2006 included $568,000 of accelerated depreciation charges for assets where the estimated useful lives have been reduced because of changes in our pineapple operations. In addition, the Agriculture segment recorded charges of $387,000 related to re-training employees and severance charges of $1.6 million as a result of workforce reductions because of production efficiencies gained by the operation of the fresh fruit packing plant that began operation in the third quarter of 2006.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales was lower by 23% for the third quarter of 2007 and revenue per case sold was higher by 9% in 2007 compared to the third quarter of 2006. Improved pricing was due to a higher percentage of direct sales to the retail segment and improved fruit quality. The lower case sales volume in 2007 reflects premature ripening of fruit in 2006, which also produces lower quality fruit. Revenues from fresh pineapple sales increased to approximately 66% of the Agriculture segment net sales for the third quarter of 2007, compared to approximately 45% for the third quarter of 2006, primarily as the result of the refocusing of our business on the fresh fruit market.

        The case volume of processed pineapple sales was 58% lower for the third quarter of 2007 as compared to the third quarter of 2006 primarily reflecting our plans to cease substantially all solid-pack production after June 30, 2007. The average sales prices for our processed pineapple products decreased by approximately 20% for the third quarter of 2007 compared to the third quarter of 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value than canned fruit.

        Processed pineapple sold to the U.S. Government (primarily to the Department of Agriculture) comprised approximately 20% of our case volume of canned pineapple sales in the third quarter of 2007 compared to 44% in the third quarter of 2006.

        The Agriculture segment cost of sales was lower by approximately 9% in the third quarter of 2007 compared to the third quarter of 2006 as a result of higher per unit cost of sales being more than offset by lower sales volume. Per unit cost of sales was higher as a result of significantly lower canned product production because of the decision to discontinue processing and selling of solid-pack pineapple. We annually calculate per unit standard costs that are charged to cost of sales as pineapple product is sold. The standards are based on full year estimates of production and sales and therefore, the change in our operating plans resulted in additional charges to cost of sales for the third quarter of 2007 of approximately $3.0 million. Higher per unit cost of sales will continue to be reflected in results for the remainder of the year.

        Shipping and marketing cost decreased by 15% in the third quarter of 2007 compared to the third quarter of 2006 as a result of higher per unit shipping costs being more than offset by lower sales volume. Per unit shipping costs were higher because of higher warehousing costs and higher ocean and surface transportation costs primarily reflecting higher fuel costs.

RESORT

	Three Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$7.8	$10.8	$(3.0)
% of consolidated revenues	27%	27%
Operating Loss	$(3.1)	$(2.0)	$(1.1)

        The Resort segment reported an operating loss of $3.1 million for the third quarter of 2007 compared to an operating loss of $2.0 million for the third quarter of 2006. Resort segment revenues were $7.8 million or 28% lower for the third quarter of 2007 compared to the third quarter of 2006.

        The closure of the Village Course at the end of February 2007, closure of the Ritz-Carlton, Kapalua hotel in July 2007, and the partial closure of the Bay Course in August 2007, were largely responsible for the reduction in revenues. The back-nine holes of the Bay Course were closed in August 2007 for a comprehensive re-seeding of the greens. The Course is expected to be fully opened by December 2007. The Ritz-Carlton closed in July 2007 for extensive renovations and is expected to reopen in December 2007.

  Golf, Retail and Villas

        Revenues from golf operations and paid rounds of golf both decreased by approximately 41% for the third quarter of 2007 compared to the third quarter of 2006. Average green and cart fees decreased by less than 1% in the third quarter of 2007 compared to the third quarter of 2006. Resort retail sales for the third quarter of 2007 were approximately 20% lower than the third quarter of 2006. The closure of the facilities mentioned above were largely responsible for these lower results in the third quarter of 2007. The closure of the 1,900 square foot Kapalua Collections in July 2007 also had a negative impact on retail sales.

        Revenues from the Kapalua Villas were approximately 15% lower in the third quarter of 2007 compared to the third quarter of 2006, reflecting a 23% decrease in occupied rooms partially offset by a 14% higher average room rate. The lower occupancy rate appears to be a trend throughout the Maui travel markets and was exacerbated by the closure of the Ritz-Carlton, Kapalua hotel, which is used as an amenity by our Villa guests. There were approximately 11% fewer rooms available in the third quarter of 2007 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Three Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$10.0	$10.9	$(0.9)
% of consolidated revenues	35%	27%
Operating Profit	$9.0	$2.0	$7.0

        The Community Development segment reported an operating profit of $9.0 million for the third quarter of 2007 compared to $2.0 million for the third quarter of 2006. Revenues from this operating segment were $10.0 million for the third quarter of 2007 compared to $10.9 million for the third quarter of 2006. Increased operating profit in the third quarter of 2007 is due primarily to our equity in income of Kapalua Bay Holdings, LLC and to two non-core land sales transactions in September 2007.

        Our equity in the income of Kapalua Bay Holdings, LLC was $4.9 million in the third quarter of 2007 compared to a loss of $2.2 million in the third quarter of 2006. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the whole and fractional residential condominiums. The percentage-of-completion of the six residential buildings in this project ranged from 12% to 43% as of the end of September 2007. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. See Note 9 to condensed consolidated financial statements.

  Real Estate Sales

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of the third quarter of 2007, 23 lot sales have closed escrow and there were no lot sales in the third quarter of 2007. We account for revenues and profit from this project on a percentage-of-completion method and the construction of the infrastructure improvement for this project was substantially complete in November of 2006. At the end of the third quarter of 2006, the percentage of completion was approximately 83% and we recognized revenues of $8.5 million in the third quarter of 2006.

        In the third quarter of 2007, we sold approximately 195 acres of Upcountry Maui property in two land sales transactions and recognized revenues of $8.2 million and a pre-tax gain of approximately $7.7 million from these land sales. The land sold had previously been earmarked as "non-core" to our strategic plans.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

CONSOLIDATED

	Nine Months Ended September 30,
	2007	2006	change
	(in millions, except per share amounts)
Consolidated Revenues	$128.2	$132.4	$(4.2)
Net Income	$12.0	$8.7	$3.3
Basic Earnings Per Common Share	$1.55	$1.20	$0.35

        We reported net income of $12.0 million ($1.55 per share) for the first nine months of 2007 compared to net income of $8.7 million ($1.20 per share) for the same period in 2006. Consolidated revenues for the first nine months of 2007 were $128.2 million compared to $132.4 million for the first nine months of 2006. Increased operating profit from the Community Development segment was offset by increased operating losses from the Agriculture and Resort segments, and charges of approximately $10.6 million related to the restructuring of our pineapple operations (see Note 18 to condensed consolidated financial statements).

  General and Administrative

        Consolidated general and administrative expenses decreased by 7%, or $2.1 million from $29.1 million for the first nine months of 2006 to $27.0 million for the first nine months of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Nine Months Ended September 30,
	2007	2006	change
	(in millions)
Salaries & wages	$7.4	$8.3	$(0.9)
Employee incentives & stock compensation	4.8	2.4	2.4
Employee severance	—	1.9	(1.9)
Professional & other services	5.3	3.9	1.4
Pensions & other postretirement benefits	1.9	2.4	(0.5)
Depreciation expense	1.1	3.6	(2.5)
Other	6.5	6.6	(0.1)

Total	$27.0	$29.1	$(2.1)

        The reduction in salaries and wages for the first nine months of 2007 compared to the first nine months of 2006 is due primarily to Agriculture re-training charges that are included in 2006. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process, and in the nine months ended September 2006, we incurred employee severance charges of $1.9 million as a result of the reduction in the Agriculture segment work force.

        The increase in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences to our Chairman imposed by section 409A of the Internal Revenue Code.

        The increase in professional services primarily reflects work performed by outside consultants and the external auditors with regard to Sarbanes-Oxley Act of 2002, Section 404 in early 2007, for the 2006 fiscal year. Much of the work in this area was delayed because of the completion of installation of new accounting systems and the centralization of the accounting function late in 2006. In addition, in 2007 we incurred higher expense for actuarial services and increased expense for the use of temporary employees to supplement our staff.

        The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 for our accounting systems that were replaced in 2006 and our fresh fruit packing facility that was also replaced in 2006.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management's evaluation of services provided to the operating segments.

  Interest Expense

        Interest expense was $1.4 million for the first nine months of 2007 compared to $160,000 for the first nine months of 2006. Interest incurred in the first nine months of 2007 was $2.5 million of which $1.1 million was capitalized to construction projects. In the first nine months of 2006, interest incurred was $1.5 million of which $1.4 million was capitalized to construction projects. Our effective interest rate on borrowings was 7.8% for the first nine months of 2007 compared to 7.6% for the first nine months of 2006. The increase in interest expense was due primarily to higher average borrowings and higher average interest rates in the first nine months of 2007.

AGRICULTURE

	Nine Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$37.3	$48.5	$(11.2)
% of consolidated revenues	29%	37%
Operating Loss	$(18.6)	$(9.7)	$(8.9)

        The Agriculture segment produced an operating loss of $18.6 million for the first nine months of 2007 compared to an operating loss of $9.7 million for the first nine months of 2006. Revenues for the first nine months of 2007 were $37.3 million or 23% lower than the first nine months of 2006, primarily due to a reduction in sales of processed products. The principal reason for the increased operating loss is due to charges totaling approximately $10.6 million that were recorded from June through September 2007 related to the restructuring of our pineapple operations.

        Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (see Note 18 to condensed consolidated financial statements). With the cessation of solid-pack canned products, we will focus our business on the sale of fresh premium pineapple and the processing and sale of pineapple juice. We have existing sales commitments for solid-packed processed pineapple through approximately the end of 2007.

        The first nine months of 2006 included $1.9 million of accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations. The Agriculture segment recorded charges of $764,000 in June 2006 related to inventories that were considered obsolete with the change to the new fresh processing facility that went into operation in July 2006. In addition, we recorded $1.9 million for employee severance charges and incurred $1.4 million of charges related to re-training employees in the first nine months of 2006.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales was lower by 13% for the first nine months of 2007 and revenue per case sold was higher by 4% in 2007 compared to 2006. Improved pricing was due to a higher percentage of direct sales to the retail segment and improved fruit quality. The lower case sales volume in 2007 reflects premature ripening of fruit in 2006, which also produces lower quality fruit. Revenues from fresh pineapple sales increased to approximately 55% of the Agriculture segment net sales for the first nine months of 2007, compared to approximately 47% for the first nine months of 2006, reflecting the refocusing of our business on the fresh fruit market.

        The case volume of processed pineapple sales was 31% lower for the first nine months of 2007 as compared to the first nine months of 2006 primarily reflecting our plans to cease substantially all solid-pack production after June 30, 2007. The average sales prices for our processed pineapple products decreased by approximately 9% for the first nine months of 2007 compared to the first nine months of 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value than canned fruit.

        Processed pineapple sold to the U.S. Government (primarily to the Department of Agriculture) comprised approximately 35% of our case volume of canned pineapple sales in the first nine months of 2007and 2006.

        The Agriculture segment cost of sales was higher by approximately 5% in the first nine months of 2007 compared to the first nine months of 2006 as a result of higher per unit cost of sales partially offset by lower sales volume. Per unit cost of sales was higher as a result of significantly lower canned product production because of the discontinuation of processing and selling solid-pack pineapple. We annually calculate per unit standard costs that are charged to cost of sales as pineapple product is sold. The standards are based on full year estimates of production and sales, and therefore the change in our operating plans resulted in additional charges to cost of sales for the first nine months of 2007 of approximately $5.5 million. Higher per unit cost of sales will continue to be reflected in results for the remainder of the year.

        Shipping and marketing cost decreased by 1% in the first nine months of 2007 compared to the first nine months of 2006 as a result of higher per unit shipping costs being more than offset by lower sales volume. Per unit shipping costs were higher because of higher warehousing costs and higher ocean and surface transportation costs primarily reflecting higher fuel costs.

RESORT

	Nine Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$28.3	$35.1	$(6.8)
% of consolidated revenues	22%	27%
Operating Loss	$(6.7)	$(3.4)	$(3.3)

        The Resort segment reported an operating loss of $6.7 million for the first nine months of 2007 compared to an operating loss of $3.4 million for the first nine months of 2006. Resort segment revenues were $28.3 million or 19% lower for the first nine months of 2007 compared to the first nine months of 2006.

        Hotel and condominium room occupancies at the Kapalua Resort and to a somewhat lesser extent for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed, resulting in approximately 20% fewer rooms available at the Kapalua Resort. In addition, the 550-room Ritz-Carlton, Kapalua hotel closed in July 2007 for extensive renovations. The hotel is expected to reopen in December 2007. As expected, the reduction in available rooms has negatively affected the number of paid rounds of golf and retail sales.

        The closure of the Village Course at the end of February 2007 and closure of the back-nine of the Bay Course for a comprehensive re-seeding of the greens in August 2007 also had a negative impact on Resort operating results. The Bay Course is expected to be fully opened by December 2007, but the renovation will continue in 2008 on the final four greens without a course closure.

  Golf, Retail and Villas

        Revenues from golf operations and paid rounds of golf both decreased by approximately 24% for the first nine months of 2007 compared to the first nine months of 2006. Average green and cart fees increased by approximately 2% in the first nine months of 2007 compared to the first nine months of 2006. Resort retail sales for the first nine months of 2007 were approximately 15% lower than the first nine months of 2006. In addition to the closure of facilities at Kapalua Resort as mentioned above, results for the first four months of 2007 reflect the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel for the development of The Residences at Kapalua Bay; and the closure of our 1,900 square foot Kapalua Collections in July 2007 also had a negative impact on retail sales.

        Revenues from the Kapalua Villas were approximately 12% lower in the first nine months of 2007 compared to the first nine months of 2006, reflecting an 18% decrease in occupied rooms partially offset by a 9% higher average room rate. The lower occupancy rate appear to be a trend throughout the Maui travel markets and was exacerbated by the closure of the Ritz-Carlton, Kapalua hotel, which is used as an amenity by our Kapalua Villa guests. There were approximately 7% fewer rooms available in the first nine months of 2007 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Nine Months Ended September 30,
	2007	2006	change
	(in millions)
Revenues	$61.3	$48.5	$12.8
% of consolidated revenues	48%	37%
Operating Profit	$46.2	$26.1	$20.1

        The Community Development segment reported an operating profit of $46.2 million for the first nine months of 2007 compared to $26.1 million for the first nine months of 2006. Revenues from this operating segment increased by $12.8 million to $61.3 million for the first nine months of 2007 compared to $48.5 million for the first nine months of 2006. Increased revenues and operating profit primarily resulted from our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007, which resulted in revenues and operating profit of approximately $25 million (see Note 10 to condensed consolidated financial statements) and from our equity in income of Kapalua Bay Holdings, LLC.

        Our equity in the income of Kapalua Bay Holdings, LLC was $9.0 million in the first nine months of 2007 compared to a loss of $3.6 million in the first nine months of 2006. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the whole and fractional residential condominiums. The percentage-of-completion of the six residential buildings in this project ranged from 12% to 43% as of the end of September 2007. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. See Note 9 to condensed consolidated financial statements.

  Real Estate Sales

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through September 30, 2007, 23 lot sales have closed escrow, seven of which closed in the first nine months of 2007. Revenues of $14.7 million were recognized in the first nine months of 2007. We account for revenues and profit from this project on a percentage-of-completion method and the project was substantially complete in November 2006. At the end of September 2006, the construction of the infrastructure improvements for this project was approximately 83% and we recognized revenues of $19.6 million in the first nine months of 2006.

        In the first nine months of 2007, we sold approximately 533 acres of Upcountry Maui property in four land sales transactions and recognized revenues of $15.1 million and a pre-tax gain of approximately $14.5 million from these land sales (see Note 16 to condensed consolidated financial statements). In the first nine months of 2006, we recognized revenues of $22.9 million and a pre-tax gain of $21.5 million from the sale of approximately 1,800 acres of Upcountry Maui Land. The lands sold in 2007 and 2006 had previously been earmarked as "non-core" to our strategic plans.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At September 30, 2007, our total debt, including capital leases, was $33.1 million, compared to $51.1 million at December 31, 2006. The reduction in outstanding debt in the first nine months of 2007 was due to cash proceeds from investing activities and sales of common stock. At September 30, 2007, we had available credit lines of $39.7 million.

  Operating Cash Flows

        In the first nine months of 2007, consolidated net cash used in operating activities was $3.3 million compared to net cash used in operating activities of $15.8 million for the first nine months of 2006. By operating segment, these cash flows were approximately as follows:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Agriculture	$(6.4)	$(3.7)
Resort	(6.7)	(0.9)
Community Development	14.8	(4.7)
Interest, taxes and other	(5.0)	(6.5)

Total	$(3.3)	$(15.8)

        The decrease in cash provided by operating activities from the Agriculture and Resort segments primarily reflects the increased operating losses incurred by the operating segments.

        Cash flows from operating activities in the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. In the first nine months of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on purchase money mortgages resulted in cash flows from operating activities of approximately $19.9 million. In the first nine months of 2006, closing of lot sales at Honolua Ridge Phase II resulted in $12.6 million of cash proceeds. We also expended approximately $9.8 million in the first nine months of 2006 for construction of Honolua Ridge Phase II, and the project was substantially complete in November 2006.

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

        In the first nine months of 2007, we sold approximately 533 acres of Upcountry Maui land that were considered non-core to our business, which resulted in net sales proceeds of $12.0 million. We also received $4.5 million from the repayment of a promissory note from a December 2006 sale of non-core land.

  Private Placement of Stock

        In March 2007, we received $14.9 million in net cash proceeds from the private placement of 517,242 shares of common stock. See Note 17 to condensed consolidated financial statements.

  Other Cash Inflows and Outflows

        In the third quarter of 2007, we made cash contributions totaling $9.6 million to Kapalua Bay Holdings, LLC pursuant to equity calls. We expect to make additional cash contributions to joint ventures of up to $25 million in the fourth quarter of 2007.

  Future Cash Inflows and Outflows

        Capital expenditures for 2007 are expected to include approximately $1.6 million for upgrades and additions to information systems. We expect the Agriculture segment to have capital expenditures of approximately $5.1 million in 2007. The Resort segment capital expenditures for 2007 are expected to be approximately $5.2 million, which includes part of the $1.3 million project to replace the greens on the Bay Course and $2.6 million for facilities for a new mountain adventure amenity.

        Expenditures in 2007 for Community Development segment capital projects and deferred development costs are expected to be approximately $14.4 million. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and may seek project specific non-recourse financing for some of the capital projects.

FORWARD-LOOKING STATEMENTS

        This and other reports filed by us with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include, among others, statements relating to:

  •
  timing and success of the Residences at Kapalua Bay project;

  •
  closing of lot sales at the Honolua Ridge agricultural subdivisions;

  •
  timing and success of the sale of "non-core" properties;

  •
  timing and success of the Kapalua Resort initiatives to enhance and improve the resort and the Kapalua Villas;

  •
  expectations as to the Company's cash commitments;

  •
  expectations as to the Company's cash flows from operating and investing activities;

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

        We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006, and the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. There were no material changes to our market risk exposure during the first nine months of 2007.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 5.    Other Information

  Consignment Sales and Marketing Agreement with Calavo Growers, Inc.

        On November 2, 2007, Maui Pineapple Company, Ltd. ("MPC"), a wholly-owned subsidiary of the Company, entered into an Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc. ("Calavo"), as amended by the First Amendment to Consignment and Marketing Agreement, dated as of November 2, 2007. The agreement provides that Calavo will sell the Company's Maui Gold® pineapple on consignment and will be the sole and exclusive source of Maui Gold® pineapple in North America. MPC shall pay Calavo a marketing and distribution fee, a warehousing fee, and certain quarterly milestone payments based on the achievement of certain sales objectives. The agreement is effective from December 1, 2007 until December 31, 2008, and automatically renews at the end of each twelve month period unless terminated by either party upon 30 days' notice.

        The foregoing description of the consignment and marketing arrangement with Calavo does not purport to be complete and is qualified in its entirety by reference to the Exclusive Consignment and Marketing Agreement and First Amendment to Consignment and Marketing Agreement, copies of which will be filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PART II    OTHER INFORMATION

Item 1A.    Risk Factors

        Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. In the first nine months of 2007, there were no material changes from the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2006.

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

MAUI LAND & PINEAPPLE COMPANY, INC.
November 6, 2007 Date	/s/ ROBERT I. WEBBER Robert I. Webber Chief Financial Officer/Senior Vice President Business Development (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)
Filed herewith.

(2)
Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

QuickLinks

TABLE OF CONTENTS
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
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 5. Other Information
PART II OTHER INFORMATION
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX