Form 10-K
period 2007-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2008-03-17
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value, as of June 29, 2007, of the voting stock held by non-affiliates of the registrant was $151,098,000 based upon the closing price on the American Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

         At February 29, 2008, the number of shares outstanding of the registrant's common stock was 8,103,395.

Documents incorporated by reference:

         Part III—Certain portions of the proxy statement for the registrant's annual meeting of stockholders to be held on May 12, 2008, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2007, are incorporated by reference into Part III of this report. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

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

  •
  timing and success of sales and construction at the Residences at Kapalua Bay project;

  •
  timing and success of the Kapalua Resort initiatives to enhance and improve the resort and the Kapalua Villas;

  •
  expectations as to our cash commitments;

  •
  expectations as to our cash flows from operating and investing activities;

  •
  recoverability from operations of real estate development deferred costs;

  •
  impact of current and future local, state and national government regulations, including Maui County affordable housing legislation;

  •
  future cost of compliance with environmental laws;

  •
  timing of approvals and conditions of future real estate entitlement applications; and

  •
  effect of changes in assumptions on net periodic pension and other benefit costs.

        In addition, from time to time, we may publish forward-looking statements as to those matters or other aspects of our anticipated financial performance, business prospects, new products, marketing initiatives, or similar matters.

        Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We have based these forward-looking statements on current expectations and projections about future events.

        We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission.

i

ii

PART I

Item 1.    BUSINESS

Overview

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Depending upon the context, the terms the "Company," "we," "our," and "us," refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

        We have three operating segments as follows:

  •
  Agriculture.    The Agriculture segment primarily includes growing, packing, and marketing of fresh pineapple. Our pineapple is sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grow and market fresh organic pineapple. In 2007, a portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007.

  •
  Resort.    The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include two championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), and several retail outlets. In December 2007, our new Kapalua Adventure Center opened and in January 2008 the Mountain Outpost began operations.

  •
  Community Development.    The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort and Public Utilities Commission regulated water and sewage transmission operations. The Community Development segment includes our 51% equity interest in Kapalua Bay Holdings, LLC (Note 4 to consolidated financial statements).

        For additional financial information about these segments, see Segment Information, Note 17 to our consolidated financial statements.

2007 Business Development

        This is a summary of material business developments in 2007. For more information about business developments in 2007, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report.

        Private Placement of Common Stock—In March, we raised approximately $14,900,000 in gross proceeds through a private placement of 517,242 shares of common stock. The funds were initially used to pay down our revolving credit facility.

        Ritz-Carlton Land Sale—In March, we sold the land underlying the Ritz-Carlton, Kapalua hotel and obtained an interest in a joint venture for the ownership of the hotel and surrounding property (Note 4 to consolidated financial statements).

        Kapalua Bay Holdings Revenue Recognition—In March, construction of the condominiums by Kapalua Bay Holdings, LLC had progressed to the point at which the joint venture began to recognize revenues and profit from sales of whole and fractional units on the percentage-of-completion method (Note 4 to consolidated financial statements).

        Pineapple Operations—In April, we concluded that as of June 30, 2007 we would cease the processing of substantially all solid-pack canned pineapple and focus primarily on premium fresh pineapple sales. Job fairs and re-employment transition activities were held throughout the remainder of the second quarter for the affected employees. In October and November most of our can-making and pineapple processing equipment was auctioned. In November, we concluded a consignment agreement with Calavo Growers, Inc. to sell, market and distribute Maui Gold® pineapple in the continental United States and Canada. The consignment arrangement began in December and most of our California sales office staff were laid off as of December 31 (Note 6 to consolidated financial statements).

        Board Appointment and Annual Meeting of Shareholders—In May, our shareholders (i) elected Miles R. Gilburne, and re-elected David A. Heenan and Kent T. Lucien as Class Two Directors; and (ii) approved an amendment to the Articles of Association to authorize an additional 14,000,000 shares of common stock.

        LPGA—In July, we entered into a five-year agreement with the Ladies Professional Golf Association, or LPGA, to annually host an official 72-hole stroke play tournament on the Bay Course beginning in October 2008, and we announced that LPGA player Morgan Pressel will be Kapalua Resort's official touring professional representing Kapalua Resort at LPGA tournaments.

        Ritz-Carlton Closure—In July, the Ritz-Carlton, Kapalua hotel closed for an extensive renovation and rooms conversion project and re-opened on December 28, 2007. The converted condominiums are expected to be available for sale starting March 15, 2008.

        Mountain Adventure Center—In August, we began design and construction of our mountain adventure center, which replaced the former Village Course clubhouse, and also began construction of zip-lines and various other mountain activities at a new mountain outpost location. The Adventure Center opened in December 2007 and the Mountain Outpost began operating in January 2008.

        Bay Golf Course Closure—In August, we closed the back-nine holes of the Bay Course to renovate and re-seed the greens. We reopened the course in December. Several greens and tees still need to be renovated so that the entire course will be completed in time for the second annual Kapalua LPGA tournament in 2009. This work will take place over 2008 and 2009 without the full closure of the course.

        Line of Credit—In November, we obtained a new $90 million secured revolving line of credit in a financing transaction led by Wells Fargo Bank, N.A. The financing will be used for working capital and development projects. Initial advances of approximately $17 million were used to repay the outstanding balance under our then existing $30 million line of credit, which was replaced by the new line of credit.

        Restaurant Lease—In December, we entered into a long term lease agreement with celebrity chef and restaurateur Peter Merriman to operate a new restaurant, Merriman's Kapalua, at the oceanfront site of our former Bay Club Restaurant. The Bay Club was closed in August 2004 and the new restaurant is expected to open in summer 2008.

        Sales of Non-Core Property—In 2007, we sold approximately 683 acres of Upcountry Maui land in five land sales transactions. These properties primarily consist of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic development communities.

Description of Business

Agriculture

        Maui Pineapple Company, Ltd. is the operating subsidiary for our Agriculture segment. Our business is focused on growing, harvesting, packing and marketing fresh premium pineapple. We sell our fresh Maui Gold® pineapple directly to wholesalers and grocery stores in Hawaii and through a consignment arrangement with Calavo Growers, Inc. to customers in the continental United States and Canada. We also sell our Maui Gold® pineapple as gift packs on our website and through certain retail outlets in Hawaii.

  Planting, Harvesting and Packing

        The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. Planting and harvesting take place throughout the year. Our pineapple farms encompass approximately 4,200 acres on Maui. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting; the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested 9 to 14 months later depending on a number of conditions.

        The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area, in which we have historically grown pineapple, is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of pack-able and saleable product per ton of fruit harvested). A large portion of the fields in our Upcountry Maui plantation are equipped with drip irrigation systems. We are shifting more of our plantings to our West Maui agricultural lands, which we have farmed for many years. Our West Maui agricultural lands are less susceptible to drought conditions because water can be supplied by our own water system.

        Harvested pineapple is packed for fresh shipment at our packing facility located in Kahului. Our pineapple is shipped to our customers in Hawaii and to the consignee's locations in the continental United States by ocean or air freight.

        Throughout most of 2007, we owned and operated fully integrated facilities for the production of fresh and processed pineapple. Harvested fruit was directed to fresh or canning facilities based on market conditions and fruit size and quality. Over recent years, we decreased the tonnage of fruit going to the cannery, and commensurately reduced the number of markets for processed pineapple that we served. The metal containers used in canning pineapple were produced in a Company-owned plant at the cannery site. Our processed pineapple products were primarily sold as private label pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid, primarily to large grocery chains and to the United States government. A substantial volume of our pineapple products was marketed through food brokers, which was administered through our sales office in California. We substantially ceased canning operations by the end of 2007, and now focus on the sale of fresh fruit and pineapple juice.

  Competition

        Our fresh pineapple is sold in competition with both foreign and United States companies. Our principal competitors are Dole Food Company, Inc. and Del Monte Fresh Produce Company, each of which produces substantial quantities of fresh pineapple products, a significant portion of which is grown in Central America.

Resort

        Kapalua Land Company, Ltd. is the operating subsidiary that includes our Resort segment, which operates the Kapalua Resort, a master-planned, resort community on Maui's northwest coast. Our property on West Maui includes approximately 23,000 acres, most of which remain as conservation or open space.

        Presently, the Kapalua Resort includes 1,650 acres bordering the ocean with three white sand beaches and includes two championship golf courses (The Bay Course and The Plantation Course), The Ritz-Carlton, Kapalua hotel, eight residential subdivisions, a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 700 single-family residential lots, condominiums and homes. We operate Kapalua Resort's golf courses, a tennis facility, retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We have approximately 235 units in our Kapalua Villas short-term rental program. We also manage The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. The Kapalua Golf Academy, located on 23 acres of land in the Central Resort area is a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin. Prior to March 2007, the Resort included a third golf course, The Village Course, which was closed on February 28, 2007.

        In late December 2007, our new Kapalua Adventure Center opened and in January our Mountain Outpost began operations. The Adventure Center is located in the former Village Clubhouse and includes a retail area featuring outdoor clothing and gear, a café and is the check-in point for the Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a ropes challenge course, a climbing wall and other adventures.

        In 2007, we continued working on several major new initiatives to improve and revitalize the Kapalua Resort. We undertook various programs and promotions to minimize the temporary impact of the construction and closures that were necessary to our improvement initiatives. However, as expected, our financial results were negatively affected by closure of the Village Course, the temporary closures of the Ritz-Carlton, Kapalua hotel and the Bay Course for most of the second half of the year, as well as significant construction taking place throughout the Resort.

        Our current Resort plans include additional amenities, renovation of certain facilities and a trail system that will run along the ocean, through the mountains and wind through the entire resort and other Company land holdings. The Resort segment has also been implementing the Kapalua Gold program to upgrade and standardize the privately-owned Kapalua Villas units in our rental program, as well as other initiatives to enhance and improve the Kapalua Resort.

        We utilize nationally televised professional golf tournaments as a major marketing tool for the Kapalua Resort. Since January 1999, Kapalua has hosted the Mercedes-Benz Championship, the season opening event for the PGA TOUR. We have agreements with Mercedes-Benz and the PGA TOUR to host and manage this event at the Kapalua Resort through January 2010.

        Other signature events at the Kapalua Resort include:

  •
  WhaleQuest at Kapalua, an annual event to celebrate the annual migration of North Pacific Humpback Whales to Hawaiian waters, which includes lectures, tours and educational workshops;

  •
  Celebration of the Arts, a three-day festival held in the Spring that pays tribute to the people, arts and culture of Hawaii through demonstrations in hula and chant, workshops in Hawaiian art, and one-on-one interaction with local artists;

  •
  Kapalua Wine & Food Festival, an annual event held in the Summer that attracts world-famous winemakers, chefs and visitors to Kapalua for a series of wine tasting, festive gatherings and gourmet meals;

  •
  LPGA Kapalua Classic, a full-field tournament that commences in October 2008 on the Bay course that will feature the world's top professional women golfers; and

  •
  Billabong Pro Maui, the last Triple Crown women's surf contest of the year held in December at Honolua Bay.

        The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. The Kapalua Resort's primary resort competitors on Maui are located in Kaanapali, which is approximately five miles from Kapalua, and in Wailea on Maui's south coast.

Community Development

        The Community Development segment is responsible for all of our real estate entitlement, development, construction, sales and leasing activities. Our projects are focused primarily on the luxury real estate market in and surrounding Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort; and our Public Utilities Commission regulated water and sewage transmission operations that service the Kapalua Resort and parts of West Maui.

        We are the lessor of certain commercial and residential properties primarily at Kapalua Resort. We were the ground lessor under a long-term lease with the Ritz-Carlton, Kapalua hotel, until March 2007 when we sold the land to the lessee and acquired a partial interest in the joint venture that is now the owner of the hotel and fee interest (Note 4 to consolidated financial statements). In August 2004, we contributed the fee interests in the land underlying the Kapalua Bay Hotel and our interests in The Kapalua Shops to Kapalua Bay LLC, ("Kapalua Bay") a wholly-owned subsidiary of Kapalua Bay Holdings, LLC ("Bay Holdings") a limited liability company formed as a joint venture between the Company, Marriott International Inc. and Exclusive Resorts LLC. We have a 51% interest in and are the managing member of Bay Holdings. Bay Holdings is constructing The Residences at Kapalua Bay, consisting of approximately 146 units that will be sold as whole ownership and fractional ownership residences, a clubhouse, pool, spa and other amenities. The percentage of completion of the six residential buildings in the project ranged from approximately 15% to 60% as of the end of 2007, and we expect the project to be completed by the second quarter of 2009 or earlier depending on construction progress. See Note 4 to consolidated financial statements.

        Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals including, among other things, construction of infrastructure improvements, payment of impact fees (for things such as parks and traffic mitigation), restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

        We have approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process as follows:

Location	Number of Acres	Zoned for Planned Use
Kapalua Resort	975	Yes
Other Kapalua Resort and West Maui	528	No
Upcountry	305	No

        Since 2004, we have identified over 3,700 acres of non-core Upcountry Maui land and have sold to date approximately 3,400 acres with total sales proceeds of approximately $77 million.

        Honolua Ridge Phase I and II are comprised of a total 50 agricultural lots ranging from three to 30 acres, with original list sales prices ranging from $895,000 to $7.3 million. We began selling Phase I in 2004 and Phase II in 2005. As of December 31, 2007, we have one unsold Phase II lot in inventory.

        Some of the other projects that the Community Development segment has in the planning stages include:

  •
  Kapalua Mauka:    As presently planned, this project is comprised of 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 925 acres.

  •
  The Village at Kapalua:    This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 30,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort related facilities. The grand opening of the first phase was held in October 2006.

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

  •
  Hali`imaile Town:    This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in determining the vision for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui when it updates the County General Plan over the next three years.

        The price and market for luxury real estate on Maui has in the past been highly cyclical based upon interest rates, the general real estate markets on the mainland United States specifically the West Coast, the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. The Community Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii and the mainland United States.

Employees

        In 2007, we employed approximately 1,000 people. Agricultural operations employed approximately 440 employees of which approximately half were seasonal or intermittent employees and approximately 58% were covered by collective bargaining agreements. Resort operations employed approximately 420 employees, of which approximately 11% were part-time employees and approximately 22% were covered by collective bargaining agreements. The Community Development segment employed approximately 30 employees, and corporate services and other operations employed approximately 110 employees in 2007.

Other Information

        Our Agriculture segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $1,155,000 in 2007, $1,078,000 in 2006, and $530,000 in 2005.

        We have reviewed our compliance with federal, state and local provisions that regulate the discharge of materials into the environment or are otherwise related to the protection of the environment. We do not expect any material future financial impact as a result of compliance with these laws.

        Pursuant to a settlement agreement with the County of Maui in 1999, we have a commitment until December 1, 2039 to share with several chemical manufacturers in the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating costs for filtrations systems on existing and future wells. We are not presently aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. For additional information, see Note 18 to consolidated financial statements.

Financial Information about Geographic Areas

        Revenues attributable to foreign countries were not material for the last three years.

Available Information

        Our Internet address is www.mauiland.com. Information about the Company is also available on www.kapalua.com and www.mauipineapple.com. Reference in this annual report to our website address does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov.

Executive Officers of the Company

        The Company's executive officers as of March 3, 2008, are listed below. The current terms of the executive officers expire in May 2008, or at such time as their successors are elected.

David C. Cole (55)	Mr. Cole has served as Chairman of the Company since March 2004, and President and Chief Executive Officer of the Company since October 2003. Mr. Cole also served as Manager of Sunnyside Farms, LLC, a specialty consumer products retailer and supplier of premium organic meats and produce in Washington, Virginia from 1997 to 2006; and President of Aquaterra, Inc. an investment management firm that serves as managing general partner for Pan Pacific Ventures LP, Catalyst II LLC and Aquaterra Partners LLC, partnerships with interests in software, real estate, agriculture, retailing, renewable energy and consumer products since 1997. Mr. Cole served as Chairman of Twin Farms Collections, LLC a luxury resort in Barnard Vermont from 2001 to 2004.

Robert I. Webber (49)
Mr. Webber has served as Executive Vice President and Chief Operating Officer since March 2008. He has also been Chief Financial Officer from April 2006. From April 2006 to March 2008, Mr. Webber served as and Senior Vice President of Business Development. He served as President of Dyntek, Inc., a provider of technology services based in Irvine, California, from June 2005 to March 2006; and as Chief Financial Officer and Director from July 2004 to March 2006. He was the General Manager of Spectrus, Inc., (formerly known as FOR1031) a privately held commercial real estate development and services company in Irvine, California from October 2003 to June 2004. Mr. Webber served as President and Chief Executive Officer of MindArrow Systems, Inc., a communications and technology company in Aliso Viejo, California from June 2000 to September 2003. Previously, Mr. Webber worked as a consultant for McKinsey & Company, Inc. in Los Angeles, California.
Ryan L. Churchill (36)
Mr. Churchill has served as Senior Vice President/Corporate Development of the Company since March 2007. He served as Vice President/ Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/ Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005 and Development Manager from October 2000 to June 2004.
Fred W. Rickert (64)
Mr. Rickert has served as Vice President/Treasurer of the Company since May 2006. He served as Vice President/Chief Financial Officer from September 2004 to May 2006 and Acting Chief Financial Officer July 2004 to September 2004; Vice President/Finance of Maui Pineapple Company, Ltd., the operating subsidiary of the Company's Agriculture segment from April 2004 to July 2004. Mr. Rickert served as Chief Financial Officer of the Port of Oakland, a municipal corporation with operations in the Oakland International Airport, maritime operations, and commercial real estate development 1996 to 2004 and Vice President Accounting of PLM International, Inc., an AMEX listed company syndicating partnerships for transportation equipment operating leases, from 1990 to 1996.

Gerard J. Watts (49)
Mr. Watts has served as Vice President/General Manager of Maui Pineapple Company, Ltd., the operating subsidiary responsible for the Company's Agriculture Segment since March 2007. He was Vice President/Chief Operating Officer from September 2006 to March 2007 and Vice President/Operations from March 2005 to September 2006. Mr. Watts served as Vice President/Operations for Coastal Berry, Inc. a strawberry growing and marketing operation in California from September 2003 to January 2005. From April 1992 to September 2003, he was the Vice President of North American Operations for Calavo Growers Inc. and Vice President/General Manager for Calavo de Mexico, Inc., whose business is principally the procurement and marketing of avocados and other perishable commodities worldwide.

Item 1A.    RISK FACTORS

        The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could have a material adverse effect on our business, financial condition and results of operation.

        We are currently dependent upon the ability and experience of certain key management employees. There can be no assurance that we will be able to retain their services. The loss of one or more could have a material adverse effect on financial results.

Real estate investments are subject to numerous risks.

        We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. Also, we have a 51% ownership interest in Kapalua Bay Holdings, LLC, the owner and developer of The Residences at Kapalua Bay. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decrease. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse effect on our results of operations or financial condition. In addition, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

If we are unable to complete land development projects within forecasted timing and budgeting, or at all, financial results may be negatively affected.

        We intend to develop resort and other properties as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

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

        If any development project is not completed on time or within budget, this could have a material adverse affect on our financial results.

If we are unable to obtain required land use entitlements at reasonable costs, or at all, our operating results would be adversely affected.

        Our financial results are highly dependent on our Community Development operating segment. The financial performance of our Community Development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

Legislation adopted by the County of Maui may increase land use entitlement costs, negatively impact land values, defer planned development projects, and materially impact operating results.

        On November 3, 2006, the Maui County Council voted unanimously to adopt a Residential Workforce Housing Policy (the "Policy"). This measure requires developers to sell or rent 40% to 50% of the total number of units in developments of five or more units at below market rates, or pay significant fees or contribute property with equivalent value to Maui County for low income housing. Prior to the adoption of the Policy, the affordable housing component of a development typically represented 15% to 25% of total units. We believe that the new Policy could significantly impact our cost of obtaining entitlements, increase our financing costs, potentially reduce the value of our land, and delay the development of units across all market segments.

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

        Our real estate product faces competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, our competitors are larger than us and have greater access to capital. If we are unable to compete with these larger competitors, our financial results could be materially adversely affected.

We have entered into limited guarantees under which we may be required to guarantee completion of the Kapalua Bay project or certain limited recourse obligations of Kapalua Bay.

        Kapalua Bay, a wholly owned subsidiary of Bay Holdings in which we own a 51% ownership interest, entered into a construction loan agreement with Lehman Brothers Holdings Inc. ("Lehman") on July 14, 2006, pursuant to which Lehman may loan Kapalua Bay up to $370 million. Kapalua Bay is constructing a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Kapalua Bay. In connection with entering into the construction loan agreement by Kapalua Bay, we, and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project and to reimburse Lehman for expenses incurred by Lehman toward completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse Lehman for losses incurred by Lehman due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Kapalua Bay fails to complete the project or takes any of the specified actions that result in expenses to Lehman and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could have a material adverse effect our results of operations and financial condition.

If we cannot attract and retain skilled workers for our resort operations, and Community Development teams, our financial results could be negatively impacted. There is a potential lack of adequate skilled workers on Maui for larger development projects.

        Our golf courses require a large number of course and facility maintenance and operations workers and the hotel and villas require housekeepers, food and beverage servers, front desk, and other operational and hospitality workers. Overall, our resort operations require a large number of workers to maintain the quality and level of service that we strive to provide to our guests. Our plans for development projects require that there be adequate labor in all of the construction trades. The labor market on Maui is very competitive, with the labor premium in West Maui being even greater than elsewhere on Maui. The cost and insufficient supply of housing and the absence of adequate public services, such as schools, continue to be an impediment to attracting and retaining labor. If we and other Maui businesses are unable to gain approvals from the government to allow for the expansion of affordable housing and to implement plans to provide a higher level of public services, including schools, further development in West Maui could be severely restricted, which in turn could have a materially adverse effect on our operations. While we support the development of affordable housing for our employees and public servants, and the construction of infrastructure, there are political factions in the County government who do not want any further development.

We may be subject to certain environmental regulations under which we may have additional liability and experience additional costs for land development.

        Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent its real property.

Our agriculture operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

        We sell our pineapple products in competition with both foreign and United States companies. Our principal competitors are Dole Food Company, Inc. and Del Monte Fresh Produce Company, each of which produces substantial quantities of pineapple products, a significant portion of which is produced in Central America. Producers of pineapple in foreign countries have substantially lower land, water, labor, and regulatory costs than we do.

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

If we are unable to successfully compete with other producers of fresh pineapple products, our financial results could be materially affected.

        The fresh pineapple products markets are highly competitive. A decline in the price of pineapple or increases in the price of fuel or packaging materials could adversely affect operating results. Agricultural chemicals used in the past have resulted in contingent liabilities that could result in future claims against us, which could affect our ability to compete with other producers.

We are highly dependent on the success of our consignment arrangement to sell our fresh pineapple.

        In November 2007, we entered into an exclusive consignment and marketing agreement with a third party to sell our Maui Gold® pineapple in North America. We anticipate that a significant portion of our fresh pineapple will be sold through this arrangement. Failure for any reason of the consignee to fulfill its obligations under the applicable arrangement with us could result in disruptions to our supply of Maui Gold® pineapple in North America, and therefore could have a material adverse impact on our results of operations. We cannot provide assurance that a new arrangement would be available on similar terms as the existing consignment and marketing arrangement, if at all.

If we are unable to find a title sponsor for the LPGA golf tournament that we are contractually obligated to sponsor in October 2008, we may have to bear the full cost of producing the tournament.

        We have an agreement with the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008, and we are currently seeking a company or companies that would be suitable as a title sponsor for this event. The cost of such a tournament including the production and the purse is significant and if we bear the full cost of producing the tournament, our results of operations could be negatively affected.

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

        Our Community Development segment and the Resort segment are dependent on attracting visitors to Kapalua, to Maui, and the state of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the cost of energy, events in the airline industry that affect passenger capacity or traveling cost, and the threat, or perceived threat, of heightened terrorist activity in the United States, could affect a potential visitor's choice of vacation destination or second home location.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 24,600 acres of land on Maui. Approximately 21% of the acreage is used directly or indirectly in our operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on our balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

  •
  a perpetual conservation easement granted to the State of Hawaii on a 13-acre parcel at Kapalua;

  •
  certain easements and rights-of-way that do not materially affect the Company's use of its property;

  •
  a mortgage on approximately 3,100 acres used in Agriculture operations, which secures our $25 million revolving loan agreement;

  •
  a mortgage on approximately 1,437 acres of land in West Maui primarily within the Kapalua Resort, which secures our $90 million revolving credit facility;

  •
  a mortgage on approximately 20 acres comprising our Kahului property, which secures a $9.7 million term loan agreement;

  •
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land;

  •
  a small percentage of our land in various locations on which multiple claims exist, for some of which we are securing clean title; and

  •
  a mortgage on 249 acres of our land that secures a $4.2 million loan to Maui Preparatory Academy, or MPA, a new private middle school in West Maui. We have an agreement to sell 15 acres of the parcel to MPA for $100, and are in the process of subdividing the parcel.

        Approximately 22,100 acres of our land are located in West Maui, approximately 2,500 acres are located in Upcountry Maui and approximately 28 acres are located in Kahului, Maui.

        The 22,100 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 2,800 acres comprising our West Maui pineapple plantation and approximately 1,800 acres designated for the Kapalua Resort.

        The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation. Approximately 530 acres are used for the Company's Agriculture operations in our Upcountry pineapple plantation.

        The Kahului acreage includes our administrative offices, a fresh fruit packing facility and a former pineapple cannery site.

        Approximately 2,600 acres of leased land are used in our Agriculture operations under ten leases expiring at various dates through 2018. We paid $578,000 in 2007 for the aggregate land rental for all leased land in agricultural production. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used.

Item 3.    LEGAL PROCEEDINGS

        We are a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on our operations, financial position or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the American Stock Exchange under the symbol "MLP." We did not declare any dividends in 2007 and 2006. As of February 12, 2008, there were 371 shareholders of record, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

        The following chart reflects high and low sales prices during each of the quarters in 2007 and 2006:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	High	$36.79	$38.99	$37.87	$30.82
	Low	29.55	32.12	27.50	25.70
2006	High	$39.40	$39.10	$37.60	$33.99
	Low	33.80	34.87	29.52	29.27

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2007.

Shareholder Return Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Small Cap 600 Index, the S&P 600 Food Products and S&P Real Estate. We added the S&P Real Estate index to this graph beginning with this 2007 annual report because real estate has become our major revenue and profitability source. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

*
$100 invested on December 31, 2002 in common stock of Maui Land & Pineapple Company, Inc., S&P Small Cap 600 Index, S&P 600 Food Products and S&P Real Estate.

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

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2007, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	836,295	$32.51	379,500
Equity compensation plans not approved by security holders	133,333	$27.60	—

Item 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below for the five years ended December 31, 2007, should be read in conjunction with the consolidated financial statements and accompanying notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report.

	2007	2006	2005	2004	2003
	(in thousands except share amounts)
FOR THE YEAR
Summary of Operations
Product revenues	$118,190	$137,741	$149,204	$115,715	$109,116
Service revenues	35,880	41,156	37,476	37,534	42,217
Cost of product revenues	55,107	65,488	73,537	71,226	74,832
Cost of service revenues	37,452	39,253	36,418	36,177	33,188
Shipping and marketing	16,450	16,528	14,446	15,621	19,379
General and administrative	37,998	41,939	38,425	29,347	30,537
Pineapple restructuring charges(1)	8,455	—	—	—	—
Equity in income (losses) of affiliates	16,832	(5,340)	(484)	(727)	12,678
Interest expense	(2,647)	(775)	(521)	(1,159)	(2,526)
Interest income	985	1,367	443	23	167
Income tax (expense) benefit	(5,767)	(3,716)	(8,723)	528	(1,500)
Income (loss) from continuing operations	8,011	7,225	14,569	(457)	2,216
Discontinued operations, net of income taxes(2)	—	—	—	74	3,781
Net income (loss)	8,011	7,225	14,569	(383)	5,997
Earnings Per Common Share—Basic
Income (loss) from continuing operations	1.03	1.00	2.02	(0.06)	0.31
Discontinued operations, net of income taxes	—	—	—	0.01	0.52
Net income (loss)	1.03	1.00	2.02	(0.05)	0.83
Other Data
Depreciation	$11,868	$12,374	$14,263	$10,040	$12,184
Return on beginning stockholders' equity	8.0%	7.9%	20.3%	(0.5)%	9.6%
Percent of net income (loss) to revenues	5.2%	4.0%	7.8%	(0.2)%	4.0%
AT YEAR END
Current assets less current liabilities	$(1,184)	$19,003	$8,900	$11,184	$23,567
Ratio of current assets to current liabilities	1.0	1.7	1.2	1.3	1.9
Property, net of accumulated depreciation	$140,547	$129,849	$96,935	$93,897	$95,048
Total assets	271,176	220,199	185,999	160,923	161,680
Long-term debt and capital leases	60,077	49,716	10,284	13,953	22,996
Stockholders' equity
Amount	130,267	100,369	91,180	71,621	71,544
Per common share	$16.37	$13.77	$12.57	$9.91	$9.94
Common shares outstanding	7,959,154	7,287,779	7,254,779	7,226,550	7,195,800

(1)
In 2007, we restructured our pineapple operations (Note 6 to consolidated financial statements).

(2)
In 2003, we sold the Napili Plaza and substantially all of our Costa Rican pineapple assets. The operating results of these operations and the gains from the sales of these assets are reported as discontinued operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this annual report.

Overview of the Company

        The Company operates as a landholding and operating parent company for its principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable segments are Agriculture, Resort and Community Development.

  Agriculture

        The Agriculture segment primarily includes growing, packing, and marketing of fresh premium pineapple. Our fresh pineapple is sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grow and market fresh organic pineapple. Through most of 2007, we also processed (canned) our pineapple, which we sold under buyers' private labels and to the United States government (Note 6 to consolidated financial statements).

  Resort

        The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include two championship golf courses, a tennis facility, a vacation rental program, and several retail outlets. In late December 2007, our new Kapalua Adventure Center opened and in January 2008 our Mountain Outpost began operations.

  Community Development

        The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, and Public Utilities Commission regulated water and sewage transmission operations located within Kapalua Resort. Beginning August 31, 2004, the Community Development segment includes our investment in Kapalua Bay Holdings, LLC (Note 4 to consolidated financial statements).

Current Developments

Private Placement of Common Stock—In March, we raised approximately $14,900,000 in gross proceeds through a private placement of 517,242 shares of common stock. The funds were initially used to pay down our revolving credit facility.

Ritz-Carlton Land Sale—In March, we sold the land underlying the Ritz-Carlton, Kapalua hotel and obtained an interest in a joint venture for the ownership of the hotel and surrounding property (Note 4 to consolidated financial statements).

Kapalua Bay Holdings Revenue Recognition—In March, construction of the condominiums by Kapalua Bay Holdings, LLC had progressed to the point at which the joint venture began to recognize revenues and profit from sales of whole and fractional units on the percentage-of-completion method (Note 4 to consolidated financial statements).

Pineapple Operations—In April, we concluded that as of June 30, 2007 we would cease the processing of substantially all solid-pack canned pineapple and focus primarily on premium fresh pineapple sales. Job fairs and re-employment transition activities were held throughout the remainder of the second quarter for the affected employees. In October and November most of our can-making and pineapple processing equipment was auctioned. In November, we concluded a consignment agreement with Calavo Growers, Inc. to sell, market and distribute Maui Gold® pineapple in the continental United States and Canada. The consignment arrangement began in December and most of our California sales office staff were laid off as of December 31 (Note 6 to consolidated financial statements).

Board Appointment and Annual Meeting of Shareholders—In May, our shareholders (i) elected Miles R. Gilburne, and re-elected David A. Heenan and Kent T. Lucien as Class Two Directors; and (ii) approved an amendment to the Articles of Association to authorize an additional 14,000,000 shares of common stock.

LPGA—In July, we entered into a five-year agreement with the Ladies Professional Golf Association, or LPGA, to annually host an official 72-hole stroke play tournament on the Bay Course beginning in October 2008, and we announced that LPGA player Morgan Pressel will be Kapalua Resort's official touring professional representing Kapalua Resort at LPGA tournaments.

Ritz-Carlton Closure—In July, the Ritz-Carlton, Kapalua hotel closed for an extensive renovation and rooms conversion project and re-opened on December 28, 2007. The converted condominiums are expected to be available for sale starting March 15, 2008.

Mountain Adventure Center—In August, we began design and construction of our mountain adventure center, which replaced the former Village Course clubhouse, and also began construction of zip-lines and various other mountain activities at a new mountain outpost location. The Adventure Center opened in December 2007 and the Mountain Outpost began operating in January 2008.

Bay Golf Course Closure—In August, we closed the back-nine holes of the Bay Course to renovate and re-seed the greens. We reopened the course in December. Several greens and tees still need to be renovated so that the entire course will be completed in time for the second annual Kapalua LPGA tournament in 2009. This work will take place over 2008 and 2009 without the full closure of the course.

Line of Credit—In November, we obtained a new $90 million secured revolving line of credit in a financing transaction led by Wells Fargo Bank, N.A. The financing will be used for working capital and development projects. Initial advances of approximately $17 million were used to repay the outstanding balance under our then existing $30 million line of credit, which was replaced by the new line of credit.

Restaurant Lease—In December, we entered into a long term lease agreement with celebrity chef and restaurateur Peter Merriman to operate a new restaurant, Merriman's Kapalua, at the oceanfront site of our former Bay Club Restaurant. The Bay Club was closed in August 2004 and the new restaurant is expected to open in summer 2008.

Sales of Non-Core Property—In 2007, we sold approximately 683 acres of Upcountry Maui land in five land sales transactions. These properties primarily consist of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic development communities.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007 and 2006

CONSOLIDATED

	Years Ended December 31,
	2007	2006	change
	(in millions, except share amounts)
Consolidated Revenues	$154.1	$178.9	$(24.8)
Net Income	$8.0	$7.2	$0.8
Basic Earnings Per Common Share	$1.03	$1.00	$0.03

        We reported net income of $8.0 million for 2007 compared to $7.2 million for 2006. For 2007, basic earnings per common share were $1.03 compared to $1.00 for 2006. Consolidated revenues of $154.1 million were 14% or $24.8 million lower in 2007 compared to 2006. The reduction in 2007 revenues was primarily due to a $17.7 million decrease in Agriculture segment revenues as a result of the restructuring that began in the second quarter of 2007 and to a $10.3 million decrease in the Resort segment revenues, largely because of the closure of the Village Course in February 2007, and the temporary closure of other facilities during 2007.

        In 2007, we recognized over $44 million in pre-tax profit from the sale of non-core land parcels and the land underlying the Ritz-Carlton, Kapalua hotel. We also recognized over $16 million of income from our investment in Kapalua Bay Holdings, LLC. Losses from the Agriculture and Resort segments largely offset much of these gains.

  General and Administrative

        In 2007, general and administrative expenses decreased by 9% to $38.0 million compared to $41.9 million for 2006.

        The major components of the difference in general and administrative expenses were as follows:

	Years Ended December 31,
	2007	2006	change
	(in millions)
Salaries and wages	$10.0	$12.0	$(2.0)
Employee incentives and stock compensation	6.6	2.8	3.8
Professional and other outside services	7.7	6.8	0.9
Depreciation and asset write offs	1.8	6.4	(4.6)
Employee severance expense	0.3	2.7	(2.4)
Other (net)	11.6	11.2	0.4

Total	$38.0	$41.9	$(3.9)

        The reduction in salaries and wages in 2007 compared to 2006 is due primarily to Agriculture re-training charges that are included in 2006. At the end of June 2006, we began to operate our new fresh fruit packing facility, which is less labor intensive. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process and, in 2006, we incurred employee severance charges of $1.8 million as a result of the reduction in the Agriculture segment work force.

        The increase in professional services in 2007 primarily reflects increases in actuarial services, largely because of the restructuring of the Agriculture business in 2007. In 2007, we also incurred outside consultant costs to evaluate and manage construction issues on our Kahului properties.

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

        The reduction in depreciation expense charged to general and administrative expense is primarily due to acceleration of depreciation charges in 2006 for some of our Agriculture segment assets because of changes in our business and acceleration of depreciation charges for our accounting systems that were replaced in 2006.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our management's evaluation of services provided to the operating segments.

  Interest Expense

        Interest expense was $2,647,000 for 2007 compared to $775,000 for 2006. Interest incurred in 2007 was $3,812,000, of which $1,165,000 was capitalized to construction projects. Capital projects in 2007 included the Honolua Store renovation, the Kapalua Mountain Activity Center, and planning, design and entitlement work for various capital projects at Kapalua Resort. In 2006, interest incurred was $2,473,000, of which $1,698,000 was capitalized to construction projects. Capital projects under construction in 2006 included Honolua Ridge Phase II, Honolua Village at Kapalua Resort, the fresh fruit packing facility and offices, and replacement of our accounting systems. Our effective interest rate on borrowings was 7.5% in 2007 compared to 7.4% in 2006.

AGRICULTURE

	Years Ended December 31,
	2007	2006	change
	(in millions)
Revenues	$47.5	$65.2	$(17.7)
% of consolidated revenues	31%	36%
Operating Loss	$(26.6)	$(18.6)	$(8.0)

        The Agriculture segment produced an operating loss of $26.6 million for 2007 compared to an operating loss of $18.6 million for 2006. Revenues for 2007 were $47.5 million or 27% lower than 2006, primarily due to a reduction in sales of processed products. The principal reason for the increased operating loss is due to net charges totaling approximately $8.5 million that were recorded in 2007 related to the restructuring of our pineapple operations. In addition, the operating losses in 2007 reflect the time-related constraints to restructuring our pineapple operations, such as the growing period of our pineapple crop.

        Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (Note 6 to consolidated financial statements). With the cessation of solid-pack canned products, we began to focus our business on the sale of fresh premium pineapple.

        Results for 2006 included $4.0 million of accelerated depreciation charges related to assets where the estimated useful lives were reduced because of changes in our pineapple operations; $1.8 million of employee severance cost; $1.8 million of charges related to re-training employees; and $944,000 of material and supply write-offs. These Agriculture segment charges in 2006 were related to the move to the new fresh processing facility that went into operation in July 2006.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales was lower by 10% for 2007 and revenue per case sold was higher by 12% in 2007 compared to 2006 reflecting higher per unit sales revenues. Improved pricing was due to improved fruit quality in 2007. The lower case sales volume in 2007 reflects premature ripening of fruit in 2006, which also produces lower quality fruit. Revenues from fresh pineapple sales represented approximately 59% of the Agriculture segment net sales for 2007, compared to approximately 44% for 2006, reflecting the refocusing of our business on the fresh fruit market.

        The case volume of processed pineapple sales was 43% lower for 2007 as compared to 2006 primarily reflecting our plans to cease substantially all solid-pack production after June 30, 2007. The average sales prices for our processed pineapple products decreased by approximately 10% for 2007 compared to 2006, primarily because we sold relatively more juice in 2007, which has a lower sales value than canned fruit.

        The Agriculture segment cost of sales was lower by approximately 12% in 2007 compared to 2006 as a result of lower sales volume of processed product. Per unit cost of sales was higher as a result of significantly lower canned product production due to the discontinuation of processing and selling solid-pack pineapple.

        Shipping and marketing cost was approximately the same in 2007 as compared to 2006 as a result of higher per unit shipping costs being more than offset by lower sales volume. Per unit shipping costs were higher because of higher warehousing costs and higher ocean and surface transportation costs primarily reflecting higher fuel costs.

RESORT

	Years Ended December 31,
	2007	2006	change
	(in millions)
Revenues	$35.8	$46.1	$(10.3)
% of consolidated revenues	23%	26%
Operating Loss	$(11.7)	$(6.4)	$(5.3)

        The Resort segment reported an operating loss of $11.7 million for 2007 compared to an operating loss of $6.4 million for 2006. Resort segment revenues were $35.8 million or 22% lower for 2007 compared to 2006.

        Hotel and condominium room occupancies at the Kapalua Resort and, to a somewhat lesser extent for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed, resulting in approximately 20% fewer rooms available at the Kapalua Resort. In addition, the 548-room Ritz-Carlton, Kapalua hotel closed in July 2007 for extensive renovations. The hotel partially re-opened in December 2007. As expected, the reduction in available rooms has negatively affected the number of paid rounds of golf and retail sales.

        The closure of the Village Course at the end of February 2007 and closure of the back-nine of the Bay Course for a comprehensive re-seeding of the greens in August 2007 also had a negative impact on Resort operating results. The Bay Course re-opened in December 2007, but the renovation will continue in 2008 and 2009 on the final greens without a course closure.

  Golf, Retail and Villas

        Revenues from golf operations and paid rounds of golf both decreased by approximately 28% for 2007 compared to 2006. Average green and cart fees increased by approximately 1% in 2007 compared to 2006. Resort retail sales for 2007 were approximately 22% lower than 2006. In addition to the closure of facilities at Kapalua Resort as mentioned above, retail sales were negatively affected by lower average square footage of retail space in 2007 reflecting the closure in May 2006 of our Logo Shop, Kids Shop and Home Store comprising approximately 5,800 square feet in the Kapalua Shops following the closure of the adjacent Kapalua Bay Hotel for the development of The Residences at Kapalua Bay; and the closure of our 1,900 square foot Kapalua Collections in our Honolua Village Center in July 2007 to make room for a Resort-wide welcoming, information and real estate sales center.

        Revenues from the Kapalua Villas were approximately 13% lower in 2007 compared to 2006, reflecting a 20% decrease in occupied rooms partially offset by a 10% higher average room rate. The lower occupancy rate appears to be a trend throughout the Maui travel markets and was exacerbated by the closure of the Ritz-Carlton, Kapalua hotel, which is used as an amenity by our Kapalua Villas guests. There were approximately 7% fewer rooms available in 2007 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Years Ended December 31,
	2007	2006	change
	(in millions)
Revenues	$68.1	$67.3	$0.8
% of consolidated revenues	44%	38%
Operating Profit	$53.1	$36.2	$16.9

        The Community Development segment reported an operating profit of $53.1 million for 2007 compared to $36.2 million for 2006. Revenues from this operating segment of $68.1 million in 2007 were $800,000 higher than 2006. Revenues and operating profit for 2007 include our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007, which resulted in revenues and operating profit of approximately $25 million (see Note 4 to consolidated financial statements).

        Our equity in the income of Kapalua Bay Holdings, LLC was $16.8 million in 2007 compared to a loss of $5.3 million in 2006. In 2007, the joint venture began to recognize revenues and profits on the percentage-of-completion method from the whole and fractional residential condominiums. The percentage-of-completion of the six residential buildings in this project ranged from 15% to 60% as of the end of 2007. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture. See Note 4 to consolidated financial statements.

  Real Estate Sales

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of 2007, 24 lot sales have closed escrow, eight of which closed in 2007. Revenues of $14.7 million were recognized in 2007 compared to revenues of $26.2 million from this project in 2006. In 2006, we were accounting for revenues and profit from Honolua Ridge Phase II on the percentage-of-completion method and the project was substantially complete as of December 31, 2006.

        In 2007, we sold approximately 683 acres of Upcountry Maui property in five land sales transactions and recognized revenues of $19.9 million and a pre-tax gain of approximately $19.5 million from these land sales. In 2006, we recognized revenues of $33.5 million and a pre-tax gain of $31.6 million from the sale of approximately 2,200 acres of Upcountry Maui Land. The land sold in 2007 and 2006 had previously been earmarked as "non-core" to our strategic plans.

        Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends for this segment.

Comparison of Years Ended December 31, 2006 and 2005

CONSOLIDATED

	Years Ended December 31,
	2006	2005	change
	(in millions, except per share amounts)
Consolidated Revenues	$178.9	$186.7	$(7.8)
Net Income	$7.2	$14.6	$(7.4)
Earnings Per Common Share	$1.00	$2.02	$(1.02)

        We reported net income of $7.2 million ($1.00 per share) for 2006 compared to net income of $14.6 million ($2.02 per share) for 2005. Consolidated revenues were $178.9 million for 2006, a decrease of 4% from $186.7 million for 2005. The reduction in revenues in 2006 was due to a $9.3 million decrease from the Agriculture segment, $3.8 million from the Community Development segment, partially offset by a $5.3 million increase from the Resort segment.

        In 2006 and 2005, we sold approximately 2,200 and 640 acres, respectively, of land and other real estate in Upcountry Maui and recognized profit of $31.6 million and $26.9 million (pre-tax), respectively. Income for 2006 and 2005 also includes approximately $8.8 million and $7.4 million (pre-tax), respectively, of asset write offs, accelerated depreciation, severance and other charges related to restructuring our operations and processes. Results for 2006 also include our equity in the losses of Kapalua Bay Holdings, LLC of $5.3 million, which primarily represents sales and marketing costs.

  General and Administrative

        In 2006, general and administrative expenses increased by 9.1% to $41.9 million compared to $38.4 million for 2005.

        The major components of the difference in general and administrative expenses were as follows:

	Years Ended December 31,
	2006	2005	change
	(in millions)
Salaries and wages	$12.0	$9.0	$3.0
Employee severance expense	2.7	0.9	1.8
Professional and other outside services	6.8	7.1	(0.3)
Depreciation and asset write offs	6.4	7.3	(0.9)
Medical insurance premiums	3.5	3.7	(0.2)
Employee incentives and stock compensation	2.8	2.7	0.1
Other (net)	7.7	7.7	—

Total	$41.9	$38.4	$3.5

        Approximately $0.5 million of the increase in salaries and wages in 2006 was due to salaries and wages for our Agriculture segment personnel who were taken out of operations to be trained for other work. These employees were removed from the pineapple operations in connection with the transition to a less labor-intensive operation that is more focused on fresh fruit. The remaining increase in salaries and wages were the result of increases in personnel and wage adjustments. The increase in employee severance cost reflects the reduction in the Agriculture segment work force in September and October of 2006, severance accruals for the planned closure of the Village Course that occurred on February 28, 2007 and management changes in 2006.

        The decrease in professional and other outside services primarily reflects costs incurred in 2005 to maintain and adjust the accounting system that was being used by our Agriculture segment. A decision was made in the fourth quarter of 2005 to replace accounting information technology systems and standardize our primary accounting systems and processes used by all of our businesses. In addition, the decrease in professional and other outside services costs in 2006 is due to higher costs incurred in 2005 to prepare us for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

        In 2005, after planning the construction of a fresh fruit packing facility adjacent to our Kahului cannery, we changed the estimated useful life of the affected assets and began the acceleration of depreciation of those assets. Plans regarding the construction of a new cannery and can plant were revised in January 2006, and accordingly, we prospectively revised depreciation charges on the cannery and plant. In 2005, we began the execution of our plans to replace all of our accounting systems and we began the acceleration of depreciation for those assets. These accounting system assets were fully depreciated in the first half of 2006, as the new accounting system was placed in service as of the beginning of the third quarter of 2006. In 2006 and 2005, we recorded charges of $2.0 million and $1.8 million, respectively, for the write-off of inventory, machinery, equipment, and deferred costs primarily because of changes in our businesses.

        The reduction in medical insurance premium expense in 2006 primarily reflects the reduction in the Agriculture segment work force.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management's evaluation of the services provided to the operating segments.

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

AGRICULTURE

	Years Ended December 31,
	2006	2005	change
	(in millions)
Revenues	$65.2	$74.5	$(9.3)
% of consolidated revenues	36%	40%
Operating Loss	$(18.6)	$(11.4)	$(7.2)

        The Agriculture segment reported an operating loss of $18.6 million for 2006 compared to an operating loss of $11.4 million for 2005. Revenues for 2006 were $65.2 million or 13% lower than 2005 primarily due to lower case volume of processed pineapple sales that was only partially offset by higher case volume of fresh pineapple sales.

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

  Processed and Fresh Operations

        The case volume of fresh pineapple sales increased by 17% and the average revenue per case of fresh pineapple sold increased by less than 1% in 2006 compared to 2005. Revenues from fresh pineapple sales were approximately 45% of the Agriculture segment Product Revenues for 2006, compared to approximately 34% for 2005.

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

        Agriculture segment shipping and marketing costs decreased by about 1% in 2006 compared to 2005, principally reflecting a lower volume of processed pineapple, partially offset by higher average cost for shipping and higher volume of fresh fruit shipments. The average shipping and selling cost for our fresh pineapple was lower in 2006 compared to 2005 primarily because in 2006 we shipped approximately 84% of our fresh product to the mainland United States by ocean transportation (as compared to air freight, which is more costly) compared to 75% in 2005. Changes in our cultivation practices, harvesting methods, and post-harvest handling have extended the shelf life of fresh fruit products enabling us to increase our reliance on surface transport to reach North American markets.

RESORT

	Years Ended December 31,
	2006	2005	change
	(in millions)
Revenues	$46.1	$40.8	$5.3
% of consolidated revenues	26%	22%
Operating Loss	$(6.4)	$(5.8)	$(0.6)

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

        Hotel and condominium room occupancies at the Kapalua Resort and, to a somewhat lesser extent, for Maui in general, largely drive resort activity as reflected by increased golf play and merchandise sales. In early April 2006, the Kapalua Bay Hotel held its final guest night and the hotel was permanently closed. This closure resulted in approximately 20% fewer available rooms at Kapalua Resort and as expected, negatively affected the number of paid rounds of golf and retail sales in 2006.

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

        Revenues from the Kapalua Villas increased in 2006 compared to 2005, primarily reflecting an 18% increase in the average room rates, partially offset by a lower number of occupied rooms. The increase in average room rates was due to a greater number of direct bookings and a more aggressive pricing strategy across all channels and product categories.

COMMUNITY DEVELOPMENT

	Years Ended December 31,
	2006	2005	change
	(in millions)
Revenues	$67.3	$71.1	$(3.8)
% of consolidated revenues	38%	38%
Operating Profit	$36.2	$40.8	$(4.6)

        The Community Development segment reported an operating profit of $36.2 million for 2006 compared to $40.8 million for 2005. Revenues from this operating segment were $67.3 million for 2006 compared to $71.1 million for 2005.

        In 2006, we recognized revenues of $33.5 million and a pre-tax gain of $31.6 million from the sale of approximately 2,200 acres of non-core Upcountry Maui land. The land sold was comprised of agricultural lands that had been earmarked for disposition as "non-core" to our strategic plans. In 2005, we recognized revenues of $32.2 million and operating profit of $26.9 million from seven real estate sales transactions. In June 2005, we concluded the sale of approximately 25 acres of land and improvements to the Hui No`eau Visual Arts Center. We also sold approximately 600 acres of Upcountry Maui land in 2005.

        Our equity in the losses of Kapalua Bay Holdings, LLC was $5.3 million in 2006 compared to $454,000 in 2005. The increased loss is the result of closure of the Kapalua Bay Hotel in April 2006 and the preparation for and commencement of sales and marketing efforts for the whole and fractional condominium units that will comprise The Residences at Kapalua Bay project.

  Real Estate Sales

        Honolua Ridge Phase II residential subdivision consists of 25 agricultural lots, which began selling in August 2005. Through the end of 2006, 16 lots had closed escrow, with nine lot sales closing in 2006. Revenues and profit from this project were being recognized on the percentage-of-completion method, under which we recognized revenues of $26.2 million in 2006. Honolua Ridge Phase II was substantially complete as of December 31, 2006.

        In 2005, we recognized revenues of $30.8 million from Honolua Ridge Phase I and Phase II lot sales. At December 31, 2005, the infrastructure improvements for Honolua Ridge Phase I were substantially complete, and Honolua Ridge Phase II was approximately 35% complete.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At December 31, 2007, the Company's total debt, including capital leases, was $61.7 million, an increase of $10.6 million from December 31, 2006. Additional debt in 2007 was needed to fund capital expenditures and investments, and operating cash flows.

        In November 2007, we entered into a $90 million secured revolving line of credit with Wells Fargo Bank, N.A. and certain other lenders. We borrowed approximately $17.0 million under the loan at closing at the prime rate. Interest is due monthly and all outstanding principal and accrued interest is due on November 13, 2009, the maturity date of the loan. In January 2008, we entered into a fixed-interest rate swap agreement with Wells Fargo, the effect of which was to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an average interest rate of 4.43% for approximately two years on $55.0 million of outstanding variable rate, revolving balances.

        The initial advance under the credit facility was used to re-pay approximately $16.1 million in debt, representing all of the outstanding principal and interest under our then existing revolving credit facility. Subsequent advances will be used for short-term capital requirements, working capital and general corporate purposes.

  Operating Cash Flows

        Net cash used in operating activities for 2007 and 2006 was $7.6 million and $20.2 million, respectively. In 2005, net cash flows provided by operating activities was $9.9 million. By reportable segment, these cash flows were approximately as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Agriculture	$(12.3)	$(5.5)	$(1.9)
Resort	(5.3)	(0.6)	(2.0)
Community Development	16.0	(6.6)	14.5
Interest, taxes and other	(6.0)	(7.5)	(0.7)

Total	$(7.6)	$(20.2)	$9.9

        Agriculture and Resort segment cash flows used in operating activities for 2007, 2006 and 2005 are largely results of our operating losses in those segments.

        The Community Development segment cash flows from operating activities generally vary with the amount of new real estate product available for sale and construction activity on products held for sale. In 2005, we began the sales and construction of infrastructure for Honolua Ridge Phase II agricultural lots. In 2007, the closing of Honolua Ridge lot sales and collections on promissory notes for prior year lot sales produced cash of approximately $25.6 million. In 2006, nine Honolua Ridge Phase II lots closed escrow, resulting in cash proceeds of approximately $14 million. Cash outflows for construction of these projects were approximately $11 million in 2006 and $12 million in 2005.

        Taxes and interest paid in 2007, 2006 and 2005 was $6.0 million, $7.5 million and $747,000, respectively.

  Investing and Financing Cash Flows

        Cash provided by investing and financing activities in 2007 included the following significant transactions:

  •
  The sale of approximately 683 acres of Upcountry Maui land that was considered non-core to our businesses and collection on a promissory note from 2006 land sales resulted in cash proceeds of $21.2 million.

  •
  Sale of approximately 49 acres underlying the Ritz-Carlton, Kapalua hotel provided cash of $25.2 million.

  •
  We received cash of $3.6 million from the auction of our pineapple cannery fixed assets, materials and supplies.

  •
  A private placement of 517,242 shares of common stock at a purchase price of $29.00 per share, which resulted in net cash proceeds of approximately $14.9 million; and common stock issuances from stock option exercises provided cash of $1.4 million.

        Cash used in investing activities in 2007 included the following significant transactions:

  •
  We made cash contributions of $33.2 million to Kapalua Bay Holdings, LLC pursuant to equity calls.

  •
  Cash outflows for major capital projects include the following: $2.4 million for Kapalua Adventure Center and Mountain Outpost; $4.9 million for the renovation of the Bay Course, Honolua Store and other Resort renovations; $5.6 million for construction of the corporate office building; and $2.2 million for trucks and harvesters for our Agriculture operations. In total, additions to fixed assets used cash of $24.4 million.

  •
  Additions to deferred costs, principally planning and other pre-development costs for our Kapalua Resort and other West Maui projects totaled $9.8 million.

        Cash provided by investing activities in 2006 included the following significant transactions:

  •
  The return from the exchange intermediary of $13.9 million of proceeds from previous sales of properties in 2005.

  •
  The sale of approximately 2,200 acres of Upcountry Maui land that was considered non-core to our businesses, which resulted in cash proceeds of $27.6 million, and a promissory note of $4.5 million that was collected in January 2007.

        Cash used in investing activities in 2006 included the following significant transactions:

  •
  Cash outflows for major capital projects include the following: $9.0 million for Honolua Village; $15.8 million for the fresh pineapple packing facility; $5.4 million for new corporate offices; and $3.4 million for replacement of accounting systems. In total, cash flows used in investing activities included $43.7 million for additions to fixed assets.

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

  Future Cash Outflows

        Contributions to our defined benefit pension plans are expected to be approximately $1.1 million in 2008.

        In 2008, we expect the Agriculture segment to have capital expenditures of approximately $1.8 million and the Resort segment to have expenditures of approximately $4.6 million. These expenditures are principally for new equipment and facilities.

        Expenditures in 2008 for Community Development segment capital projects, deferred development costs and joint venture equity investments are expected to be approximately $23 million. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and will seek project specific non-recourse financing for some of the capital projects.

        At December 31, 2007, we had unused long-term credit lines of $73.6 million. Based on our current operating plan, we believe that existing cash and cash equivalents balances, short-term investment balances, cash flows from operations, and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional financing to fund certain capital expenditures and other construction projects in 2008. Such financing may include debt and/or equity financing or funding through third party agreements. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. We are in the process of seeking specific financing for some of our investments and construction projects, and we believe that (although no assurances can be given) we will be able to obtain the necessary financing for any new capital projects.

Contractual Obligations

        The following summarizes our contractual obligations as of December 31, 2007 (in thousands):

		Payment due by period (years)
Contractual Obligations
	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt	$59,704	$1,251	$21,161	$28,044	$9,248
Capital lease obligations (including interest)	2,447	521	902	492	532
Interest on long term debt(1)	18,567	4,217	6,844	2,880	4,626
Operating leases(2)	3,473	657	1,227	782	807
Purchase commitments(2)	17,704	11,119	6,139	446	—
Other long-term liabilities(3)	4,097	594	1,148	1,036	1,319

Total	$105,992	$18,359	$37,421	$33,680	$16,532

(1)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at December 31, 2007.

(2)
These operating leases and purchase commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.

(3)
Amounts consist primarily of payments due under our deferred compensation plan, unfunded pension payments and severance plans. Where pension payments were for lifetime, payments were estimated for five additional years.

(4)
The Company adopted FIN 48 on January 1, 2007. The Company has not provided a detailed estimate of the timing of payments amounting to $748,000 due to the uncertainty of when the related tax settlements are due.

CRITICAL ACCOUNTING ESTIMATES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to the consolidated financial statements (included in Item 8). The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the consolidated financial statements are as follows:

  •
  The percentage of completion method is used to recognize revenues (and profits) from the sale of residential land parcels where we are obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement period on the basis of costs incurred as a percentage of total costs to be incurred. Changes in the total estimated cost expected to be incurred could be affected by conditions not anticipated that could result in higher or lower cost to complete the improvements. In 2006 and 2005, the Company recognized revenues (and profits) using the percentage-of-completion method for the sales of lots in the Honolua Ridge Phase I and II residential subdivisions. At December 31, 2006 both Phase I and II were substantially complete.

  •
  In connection with one of the 2005 sales transactions of Upcountry Maui land, the Company and the buyer executed a Water Development Agreement. Based on the estimated cost to drill the new water well and construct a storage tank and the estimated water flow from the future well, costs were allocated to the sales transaction. The profit from the sale has been allocated between the land parcels sold and the agreement to provide the water source, and the portion related to the water source ($1.9 million) has been deferred pending performance of our obligations under the agreement. The estimates of the costs of the water source could differ from actual costs because final contracts with the County of Maui and with the outside contractors for completion of the water source have not yet been consummated.

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Community Development segment, totaled $30.6 million at year-end 2007. Based on our future development plans for Kapalua Resort and other properties, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed. Approximately $3.4 million of the Community Development segment deferred development costs relate to a fee paid by us to the County of Maui for future sewerage capacity. Management estimates that the capacity in the sewerage system will be available for future development projects.

  •
  Pension expense for our two defined benefit pension plans utilize actuarial estimates of employees' expected service period, age at retirement, and compensation levels, as well as estimates as to employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees' life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate.

  •
  Stock-based compensation expense is calculated based on assumptions as to expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure with regard to financial instruments is due to changes in interest rates. We manage this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. We may also utilize interest rate swaps or other derivatives to reduce risks associated with changes in interest rates.

        At December 31, 2007, 73% of our borrowings carried interest rates that were periodically adjustable to the prime rate, or to a LIBOR rate, and 27% carried interest at fixed rates. The average interest rate on our debt outstanding at December 31, 2007 was 7.7% and the fair value of our debt was $59.7 million. In January 2008, we entered into a fixed-interest rate swap agreement to reduce cash flow variability of our variable-rate debt. The effect of the swap is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an interest rate for two years for up to $55.0 million of our outstanding variable rate, revolving balances. We completed the swap in order to hedge against the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates.

        Absent the interest rate swap described above, and based on debt outstanding at the end of 2007, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by approximately $435,000 and a hypothetical decrease in interest rates of 100 basis points would have increased the fair value of our long-term debt by approximately $634,000. At December 31, 2007, the fair value of the Company's long-term debt was approximately equal to its fair value (Note 16 to consolidated financial statements).

        The Company does not have significant market risk exposure due to foreign currency exchange transactions.

IMPACT OF INFLATION AND CHANGING PRICES

        We use the LIFO method of accounting for our pineapple inventories. Under this method, the cost of products sold approximates current cost and, during periods of rising prices, the ending inventory is reflected at an amount below current cost. See Inventories, Note 2 to the consolidated financial statements.

        Most of the land owned by us was acquired from 1911 to 1932 and is carried at cost. A small portion of "Real Estate Held for Sale" represents land cost. Replacements and additions to Pineapple operations occur every year and some of the assets presently in use were placed in service in 1934. At Kapalua, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.
Kahului, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007, Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment on January 1, 2006, and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 14, 2008

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands except share amounts)
OPERATING REVENUES
Product revenues	$118,190	$137,741	$149,204
Service revenues	35,880	41,156	37,476

Total Operating Revenues	154,070	178,897	186,680

OPERATING COSTS AND EXPENSES
Cost of product revenues	55,107	65,488	73,537
Cost of service revenues	37,452	39,253	36,418
Shipping and marketing	16,450	16,528	14,446
General and administrative	37,998	41,939	38,425
Pineapple restructuring charges (Note 6)	8,455	—	—

Total Operating Costs and Expenses	155,462	163,208	162,826

Operating Income (Loss)	(1,392)	15,689	23,854
Equity in income (losses) of affiliates	16,832	(5,340)	(484)
Interest expense	(2,647)	(775)	(521)
Interest income	985	1,367	443

Income Before Income Taxes	13,778	10,941	23,292
Income Tax Expense	5,767	3,716	8,723

NET INCOME	$8,011	$7,225	$14,569

EARNINGS PER COMMON SHARE
Basic	$1.03	$1.00	$2.02
Diluted	$1.02	$0.98	$1.99
Average Common Shares Outstanding
Basic	7,802,282	7,259,534	7,229,457
Diluted	7,862,956	7,347,694	7,309,043

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net Income	$8,011	$7,225	$14,569
Pension benefits adjustments, net of taxes of $597, $(1,335) and $1,499	1,061	(2,373)	2,665

Comprehensive Income	$9,072	$4,852	$17,234

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,991	$1,143
Accounts receivable, less allowance of $327 and $555 for doubtful accounts	10,227	25,440
Inventories
Pineapple products	1,112	2,207
Real estate held for sale	3,255	8,449
Merchandise, materials, and supplies	6,801	7,368
Prepaid expenses and other assets	371	837
Deferred income taxes	3,364	976

Total Current Assets	27,121	46,420
PROPERTY
Land	9,907	10,315
Land improvements	55,469	56,738
Buildings	60,364	63,280
Machinery and equipment	87,033	117,661
Construction in progress	25,850	12,843

Total Property	238,623	260,837
Less accumulated depreciation	98,076	130,988

Net Property	140,547	129,849
INVESTMENT IN AFFILIATES	59,792	10,041
OTHER ASSETS	43,716	33,889

TOTAL	$271,176	$220,199

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,251	$1,396
Current portion of capital lease obligations	380	14
Trade accounts payable	15,776	16,145
Payroll and employee benefits	6,041	6,079
Income taxes payable	992	346
Other accrued liabilities	3,865	3,437

Total Current Liabilities	28,305	27,417
LONG-TERM LIABILITIES
Long-term debt	58,453	49,657
Capital lease obligations	1,624	59
Accrued retirement benefits	29,349	29,272
Deferred income taxes	9,462	4,566
Deferred revenues	6,683	2,390
Other noncurrent liabilities	7,033	6,469

Total Long-Term Liabilities	112,604	92,413

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Common stock—no par value, 23,000,000 and 9,000,000 shares authorized, 7,959,154 and 7,287,779 shares issued and outstanding	34,168	15,168
Additional paid in capital	6,769	4,743
Retained earnings	90,576	82,765
Accumulated other comprehensive loss	(1,246)	(2,307)

Stockholders' Equity	130,267	100,369

TOTAL	$271,176	$220,199

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 2007

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings
	Shares	Amount				Total
Balance, January 1, 2005	7,227	$13,335	$1,456	$60,971	$(4,141)	$71,621
Stock compensation expense			2,292			2,292
Vested restricted stock issued	28	851	(851)			—
Pension benefits adjustments, net of tax					2,665	2,665
Tax benefit from stock compensation			33			33
Net income				14,569		14,569

Balance, December 31, 2005	7,255	14,186	2,930	75,540	(1,476)	91,180
Adjustment to initially apply FASB
Statement No. 158, net of tax					1,542	1,542
Pension benefits adjustments, net of tax					(2,373)	(2,373)
Stock option exercises	25	694				694
Stock compensation expense			2,063			2,063
Vested restricted stock issued	8	288	(288)			—
Tax benefit from stock compensation			38			38
Net income				7,225		7,225

Balance, December 31, 2006	7,288	15,168	4,743	82,765	(2,307)	100,369
Cumulative impact of adoption of
FASB Interpretation No. 48				(200)		(200)
Pension benefits adjustments, net of tax					1,061	1,061
Private placement of common stock	517	14,944				14,944
Stock option exercises	71	1,422				1,422
Stock compensation expense			4,684			4,684
Vested restricted stock issued	83	2,634	(2,634)			—
Tax benefit deficiency from stock compensation			(24)			(24)
Net income				8,011		8,011

Balance, December 31, 2007	7,959	$34,168	$6,769	$90,576	$(1,246)	$130,267

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net Income	$8,011	$7,225	$14,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	11,868	12,374	14,263
Stock based compensation	4,684	2,063	2,292
Equity in (income) losses of affiliates	(16,845)	5,336	642
Gain on property disposals	(45,593)	(30,465)	(25,361)
Deferred income taxes	1,910	(906)	6,151
Changes in operating assets and liabilities:
Accounts receivable	13,446	(629)	(6,621)
Inventories	6,856	(719)	(2,205)
Trade accounts payable	1,160	(3,693)	2,685
Income taxes payable	446	(2,083)	2,293
Deferred revenues	2,885	(8,941)	(1,638)
Other operating assets and liabilities	3,592	206	2,797

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,580)	(20,232)	9,867

INVESTING ACTIVITIES
Purchases of property	(24,443)	(45,874)	(16,887)
Proceeds from disposals of property	49,815	44,071	14,300
Distributions from affiliates	2,346	—	75
Contributions to affiliates	(33,218)	(11,735)	(213)
Payments for other assets	(10,143)	(12,954)	(5,277)

NET CASH USED IN INVESTING ACTIVITIES	(15,643)	(26,492)	(8,002)

FINANCING ACTIVITIES
Proceeds from long-term debt	130,450	112,600	21,900
Payments of long-term debt	(121,798)	(72,365)	(27,678)
Payments on capital lease obligations	(107)	(310)	(402)
Stock option exercises	1,422	694	—
Issuance of common stock	14,944	—	—
Other	(840)	32

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,071	40,651	(6,180)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	848	(6,073)	(4,315)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,143	7,216	11,531

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,991	$1,143	$7,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):
Cash paid during the year—
Interest (net of amounts capitalized)	$2,112	$793	$468
Income taxes	3,860	6,672	279

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $2,046,000, $2,359,000 and $1,701,000 at December 31, 2007, 2006 and 2005, respectively.

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

COMPREHENSIVE INCOME

        Comprehensive income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Comprehensive income includes the pension benefits adjustments (see Employee Benefit Plans, Note 9).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less at the time of purchase.

INVENTORIES

        Inventories of tinplate, cans, ends and processed pineapple products are stated at cost, not in excess of market value, using the dollar value last-in, first-out ("LIFO") method. As a result of the restructuring of the Company's pineapple operations in 2007 (see Note 2 and Note 6), inventories at year-end 2007 do not include tinplate, cans and ends, and processed pineapple products are comprised solely of juice products with a LIFO cost of $112,000. The Company's fresh fruit inventories are stated at cost, not to exceed net realizable value using the first-in, first-out ("FIFO") method.

        The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the packing facility. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 ("SOP"), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company's growing (unharvested) crops generally consisted of approximately 3,500 to 4,200 acres that are expected to yield up to 52 tons per acre for the first crop harvested. The Company's growing crops are in various stages of development, and will be harvested principally in the years 2008 and 2009.

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

INVESTMENT IN AFFILIATES

        Investments in affiliates, partnerships, and limited liability companies, over which the Company exercises significant influence, but not control, are generally accounted for using the equity method.

OTHER ASSETS

        Deferred costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future income-producing development projects.

        Cash surrender value of life insurance policies is reflected net of loans against the policies.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 25 years.

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value.

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans as of December 31, 2006. The Standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end.

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

REVENUE RECOGNITION

        Product revenues primarily include the sales of pineapple, retail merchandise at the Kapalua Resort, sales of real estate inventories and revenues from the sale of non-core land parcels (land not used in the Company's core operations). Service revenues primarily include income from golf course operations, income from the Kapalua Villas rental program, lease revenues and real estate commission income.

        Revenues from the sale of pineapple products are recognized when title and risk of loss to the product are transferred to the customer. The timing of transfer of title varies according to the shipping and delivery terms of the sale.

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

INCOME TAXES

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (see Note 12).

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

STOCK COMPENSATION PLANS

        The Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), effective January 1, 2006, using the modified prospective application transition method. The Company had previously accounted for its stock-based compensation arrangements under SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, prior to adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

RECLASSIFICATION

        Certain amounts in 2006 and 2005 have been reclassified to conform to presentations adopted in 2007.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company did not elect the fair value option for any of its existing eligible financial instruments on January 1, 2008, the effective date of SFAS 159, and has not determined whether it will elect this option for any new financial instruments acquired in the future.

        In November 2006, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums ("EITF 06-8"). EITF 06-8 will require condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF 06-8 is effective for the Company on January 1, 2008. The cumulative effect of applying EITF 06-8, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact that EITF 06-8 will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in fair value guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company's financial assets and liabilities on January 1, 2008, and its nonfinancial assets and liabilities on January 1, 2009. SFAS 157 is not expected to significantly impact the manner in which the Company determines the fair value of its assets and liabilities, but it may require certain additional disclosures.

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

        Reconciliation between average number of shares outstanding and the average number of shares outstanding after the effect of dilutive shares follows:

	2007	2006	2005
Average number of shares outstanding	7,802,282	7,259,534	7,229,457
Effect of dilutive securities:
Outstanding stock options and non-vested restricted stock	60,674	88,160	79,586

Average number of shares outstanding after effect of dilutive shares	7,862,956	7,347,694	7,309,043

        The computation of average dilutive shares outstanding excluded 623,280, 433,540, and 145,684 of non-qualified stock options to purchase common stock and non-vested restricted stock for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts were excluded because the options' exercise prices were greater than the average market price of the Company's common stock for the periods presented and, therefore, the effect would be anti-dilutive.

2. INVENTORIES

        Pineapple product inventories were comprised of the following components at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Finished Goods	$1,112	$1,416
Work In Progress	—	299
Raw Materials	—	492

Total	$1,112	$2,207

        At December 31, 2007, finished goods inventories are comprised of fresh fruit at a FIFO cost of $1.0 million and processed juice products at a LIFO cost of $112,000. The replacement cost of the LIFO inventories at year-end 2007 was approximately $628,000. At December 31, 2006, the replacement cost of pineapple product inventories approximated $8 million.

        In 2007, 2006 and 2005, there were partial liquidations of LIFO inventories; thus, cost of product revenues included prior years' inventory costs, which were lower than current costs. Had current costs been charged to cost of product revenues, income before income taxes for 2007, 2006 and 2005 would have decreased by $4.3 million, $2.3 million and $2.9 million, respectively.

3. OTHER ASSETS

        Other Assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(in thousands)
Deferred costs	$32,251	$24,360
Deferred compensation plan contributions	4,670	2,980
Cash surrender value of life insurance policies (net)	1,791	1,646
Notes receivable from real estate sales	1,076	1,009
Other	3,928	3,894

Total	$43,716	$33,889

        The Company maintains a non-qualified deferred compensation plan whereby management employees can make pre-tax deferrals of their salary and of any cash bonus. Cash surrender value of life insurance policies is stated net of policy loans, totaling $642,000 and $619,000 at December 31, 2007 and 2006, respectively. The policy loans bear interest at 5.75% to 8% and are payable upon the death of the insured or cancellation of the policies. The Company owns the insurance policies and the related cash surrender values, and has directly borrowed against such cash surrender values for general operating purposes. The loans were not provided by or on behalf of the Company to our officers and/or directors. The Company has the right to offset the loans against the proceeds received on maturity or cancellation of the policies; accordingly, the loans are presented as a reduction of the respective cash surrender values included in other noncurrent assets on the Company's balance sheet.

4. INVESTMENT IN AFFILIATES

        The Company's investment in affiliates consists of the following as of December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Kapalua Bay Holdings, LLC	$59,792	$10,041
Ritz-Carlton, Kapalua Hotel JV	—	—

	$59,792	$10,041

KAPALUA BAY HOLDINGS, LLC

        The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC, ("Bay Holdings"), which is the sole member of Kapalua Bay LLC, ("Kapalua Bay"). The other members of Bay Holdings through wholly owned affiliates are Marriott International Inc. ("Marriott"), 34% and Exclusive Resorts LLC ("ER"), 15%. A 46% shareholder of the Company through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests.

        The Company has been designated as the managing member of Bay Holdings and as such manages the affairs of the entity. Profits and losses of Bay Holdings are allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members.

        Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment in Bay Holdings at historical cost, which was nominal, and Kapalua Bay recorded the contribution at its fair value of $25 million. The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. The historical cost basis of the land is nominal because it was acquired in the early 1900s.

        Kapalua Bay is constructing a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that comprise the Residences at Kapalua Bay project. In June 2006, Kapalua Bay began to enter into binding sales contracts and, in the second half of 2006, demolition and construction began. Sales of the whole units began in June 2006 and sales of the fractional residential units began in July 2006. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method.

        The Company's 2007, 2006 and 2005 equity in the income (losses) of Bay Holdings was $16.8 million, $(5.3) million and $(454,000), respectively. In 2007, as Bay Holdings recognized profit from the binding sales contracts on a percentage-of-completion method, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay and other deferred costs related to the joint venture. This resulted in additional income, net of deferred costs, of $3.3 million for 2007, which is included in the Company's equity in income of Bay Holdings.

        Bay Holdings will adopt EITF 06-8 as of January 1, 2008. EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. For sales to date that do not meet the continuing investment criteria in SFAS 66, EITF 06-8 will require that such transactions be accounted for using the deposit method with profits being deferred until they qualify for percentage-of-completion accounting in later periods. The cumulative effect of adopting EITF 06-8 will be recorded as a charge to January 1, 2008 retained earnings, and the Company will record its proportionate share of this adjustment to its opening retained earnings for 2008. The Company is currently evaluating the effect that EITF 06-8 will have on its financial statements.

        In July 2006, Kapalua Bay entered into a Construction Loan Agreement (the "Loan Agreement") with Lehman Brothers Holdings Inc., ("Lehman"), for the lesser of $370 million or 61.6% of the total projected cost of the project. The Loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay, the adjacent spa parcel owned by the Company, and all of the sales contracts. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Kapalua Bay or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. Lehman is not obligated to make loan advances exceeding $85 million until sales of residential units equals or exceeds $285.0 million. As of December 31, 2007, Kapalua Bay had $85 million of advances from the loan and binding sales commitments totaled $264.2 million. As of the end of February 2008, Kapalua Bay had $290.4 million of binding sales commitments and funds from the loan agreement were scheduled to be released, subject to provisions of the loan agreement.

        The Company and the other members of the joint venture have guaranteed to the lender completion of the project and each member's pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Loan Agreement. The members' guarantee to the lender does not include payment in full of the Loan. The Company has recognized a liability of $968,000, representing the estimated fair value of its obligation under these provisions. During 2007, the Company made cash contributions of $33.2 million to Bay Holdings.

        The Company had an agreement with Bay Holdings to provide entitlement services relating to the receipt of governmental permits for the development projects. The fee to the Company for these services was $450,000, which in lieu of cash payment was deemed to be contributed to the Company's capital account in Bay Holdings in two equal installments in 2005 and 2006. The Company recorded income for 49% (amount attributable to the other members) of the fee earned in 2005 and 2006. In 2006, Bay Holdings entered into agreements with the Company to sell the spa, beach club improvements, and the sundry store to the Company upon completion. In addition, pursuant to a sales and marketing agreement, Bay Holdings paid $98,000 and $341,000 to the Company in 2007 and 2006, respectively.

        Summarized balance sheet information for Bay Holdings as of December 31, 2007 and 2006 and operating information for 2007, 2006 and 2005 follows (certain balance sheet amounts from 2006 have been restated. The restatement had no impact on the Company's recorded interest in Bay Holdings or its equity in income (losses) of Bay Holdings for the periods presented):

	2007	2006 restated
	(in thousands)
Restricted cash	$8,861	$26,504
Project development costs	201,098	108,951
Other assets	80,209	25,193

Total Assets	$290,168	$160,648

Construction loan payable	$85,000	$41,589
Other liabilities	52,064	58,302

Total Liabilities	$137,064	$99,891

Members' Capital	$153,104	$60,757

	2007	2006	2005
Revenues	$121,229	$62	$—
Costs and Expenses	94,659	10,325	769

Income (Loss) From Continuing Operations	26,570	(10,263)	(769)
Loss From Discontinued Operations	—	(221)	(121)

Net Income (Loss)	$26,570	$(10,484)	$(890)

RITZ-CARLTON, KAPALUA HOTEL JV

        On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C., (the "Hotel JV") that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the partial sale of the land.

        Profits and losses of the Hotel JV will be allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members. The Company has the ability to exercise significant influence, but not control, over operating and financial policies of the Hotel JV and will account for its investment in the Hotel JV using the equity method. The Hotel JV is not a variable interest entity as defined in FIN 46(R).

        The Company's carrying value of its interest in the Hotel JV is $0 and, accordingly, the Company is not recording its share of the equity in losses in the Hotel JV because the Company is neither guaranteeing the obligations of the Hotel JV nor is it committed or expected to fund future obligations or losses of the Hotel JV.

        Certain dilution provisions provide that should the Company choose not to fund additional cash calls, if any, its interest will be reduced by the aggregate amount of the increase in the percentage interests of all contributing members, but in no event shall the Company's percentage interest be reduced below 10%.

        Concurrent with the Hotel JV Agreement, the Hotel JV entered into certain loan agreements with Lehman totaling $271.7 million and an amendment to an existing loan agreement of $20 million with Luxury Finance, LLC. The loans are principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a rooms conversion project and comprehensive refurbishment of the hotel. The Company is not liable for the repayment of the loans, but is liable for any loss suffered by the lenders as a result of the Company's fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions.

        Summarized balance sheet information for the Hotel JV as of December 31, 2007 and operating information for the period from March 28, 2007 to December 31, 2007 follows:

(in thousands)
Property and equipment, net	$319,619
Other assets	14,861

Total Assets	$334,480

Current liabilities	$51,226
Long-term debt	288,636

Total Liabilities	$339,862

Members' Deficit	$(5,382)

Revenues	$22,261
Costs and Expenses	56,072

Net Loss	$(33,811)

5. FINANCING ARRANGEMENTS

        During 2007, 2006 and 2005, the Company had average borrowings outstanding of $39.1 million, $29.5 million, and $16.3 million, respectively, at average interest rates of 7.7%, 7.4% and 6.7%, respectively. At December 31, 2007, the Company had unused long-term credit lines of $73.6 million.

        Long-term debt at December 31, 2007 and 2006 consisted of the following (interest rates represent the rates at December 31):

	2007	2006
	(in thousands)
Revolving loans, 6.23% to 6.54% and 6.75% to 8.25%	$43,500	$33,400
Term Loan, 6.93%	9,726	9,988
Equipment loans, 6.05% to 6.93% and 6.06% to 6.93%	6,478	7,665

Total	59,704	51,053
Less current portion	1,251	1,396

Long-term debt	$58,453	$49,657

        In November 2007, the Company entered into a $90 million revolving line of credit ("Loan Agreement") secured by approximately 1,437 acres of the Company's West Maui land. At the Company's option, interest on advances will be based on the Administrative Agent's prime rate or a one- to six-month LIBOR rate. Interest is due monthly and all outstanding principal and accrued interest is due on November 13, 2009. There are no commitment fees on the unused portion of the revolving facility. The Loan Agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. The initial advance at closing of approximately $16.1 million was used to repay all principal and interest due on the Company's $30 million revolving credit agreement and such agreement was cancelled. At December 31, 2007, the Company had irrevocable letters of credit totaling $2.1 million that were secured by this loan facility.

        In January 2008, the Company entered into an interest rate swap agreement to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the swap is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate.

        The Company also has a $25.0 million revolving loan that is secured by certain parcels of the Company's real property on Maui that matures in June 2011. The draw period and maturity date will automatically extend to June 2026 provided there is no default or event of default (as defined) on June 1, 2011. Commitment fees of .25% to .40% are payable on the unused portion of the revolving facility. At the Company's option, interest rates on advances are adjustable to the prime rate or based on one-month to one-year LIBOR rates. The agreement includes certain financial covenants, including the maintenance of a minimum net worth and interest coverage ratio, maximum funded debt to capitalization ratio, and limits on capital expenditures and the payment of dividends.

        In October 2006, the Company entered into a $10.0 million term loan agreement, secured by approximately 20 acres of land and other real estate comprising the Company's cannery property. Interest accrues on the loan at a fixed rate of 6.93% and the loan is being repaid over a 20-year term with monthly interest and principal payments of $77,169. The Company may prepay the outstanding principal of the loan at any time subject to a prepayment penalty of 2% in the first year and 1% in the second year of the loan.

        The Company has agreements that provide for term loans that were used to purchase equipment for the Company's Agriculture and Resort operations. At December 31, 2007, these loans were principally at fixed interest rates and mature through November 2026. Some of the agreements include financial covenants that are similar to those in the Company's revolving credit agreement.

        The Company was in compliance with all debt covenants at December 31, 2007.

        Maturities of long-term debt during the next five years, from 2008 through 2012, are as follows: $1,251,000, $19,786,000, $1,375,000, $26,471,000 and $1,573,000.

6. PINEAPPLE OPERATIONS RESTRUCTURING

        In April 2007, the Company's Board of Directors approved a comprehensive plan that would continue to shift the pineapple operations' focus to fresh fruit sales. As part of this plan, the Company ceased substantially all canning and processing of solid-pack pineapple products effective as of June 30, 2007. The Company continues to process pineapple juice and has extended its fresh fruit line to include products for institutional accounts.

        As a result of this restructuring, the Company eliminated 133 positions in its pineapple operations, including all but one of its California sales staff. Agreements were concluded to terminate a long-term purchase commitment for Champaka pineapple (a variety used principally for canning or juice) and to cancel the Company's seven-year lease of its California sales office. Equipment, material and supplies related to the canning operations were sold to a third party auctioneer or written off. At December 31, 2007, $2.3 million was included in trade accounts payable related to termination of a purchase supply contract. The net charges recorded in 2007 related to the restructuring of canning operations were as follows:

In thousands
Net loss on disposition of fixed assets, materials and supplies	$2,471
Loss on purchase supply contract and lease agreement	2,629
Employee severance	2,811
Other	544

Total	$8,455

        In November 2007, Maui Pineapple Company, Ltd. ("MPC"), a wholly-owned subsidiary of the Company, entered into an Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc. ("Calavo"). The agreement provides that Calavo will sell the Company's Maui Gold® pineapple on consignment and will be the sole and exclusive source of Maui Gold® pineapple in North America. MPC shall pay Calavo a marketing and distribution fee, a warehousing fee, and certain quarterly milestone payments based on the achievement of certain sales objectives. The agreement is effective from December 1, 2007 until December 31, 2008, and automatically renews at the end of each twelve month period unless terminated by either party upon 30 days' notice.

7. REAL ESTATE SALES

        In 2007, the Company sold approximately 683 acres of non-core Upcountry Maui property in five land sales transactions and recognized revenues of $19.9 million and a pre-tax gain of approximately $19.5 million from these land sales. See also Note 11.

        In 2006, the Company sold approximately 2,200 acres of non-core Upcountry Maui land in three land sales transactions, and recognized pre-tax gains of $31.6 million. At December 31, 2006, the Company held notes receivable of $5.9 million related to one of the sales. In January 2007, one note totaling $4.5 million was collected. The remaining note receivable for $1.4 million is recorded net of deferred revenue of equal amount on the Company's balance sheet pending the final determination of the additional cost to the buyer as a result of a Maui County affordable housing policy that was adopted in November 2006. If the cost to the buyer as a result of this policy is less than $1.4 million, the difference will be paid to the Company. If the cost is equal to or greater than $1.4 million, the Company will forgive the buyer's debt under the note receivable.

        In 2005, the Company sold approximately 640 acres of Upcountry Maui properties in seven transactions that resulted in net cash sales proceeds of $28.2 million. Proceeds of $2.6 million were used to purchase property to be used in the Company's operations. Part of the consideration for one of the sales transactions was a one-acre parcel of land in West Maui valued at $350,000. The gain on these sales recognized was $26.9 million.

        One of the 2005 land sales involved three parcels of approximately 129 acres of Upcountry Maui land for $14 million, comprised of $11 million in cash and a promissory note for $3 million. In connection with the sale, the Company and the buyer executed a Water Development Agreement. Under the agreement, the Company will drill a new water well and construct a storage tank and a transmission line that will connect to the County of Maui water system. The well and storage tank will be constructed on a separate land parcel of Company-owned land. After the County's approval of the completed project, the Company will dedicate the facilities to the County for use as part of the County's Upcountry water system. In exchange for the dedication, the Company expects to receive access to a specified quantity of water. Based on estimates of the cost to construct the water source and on the potential water flow from the well, the estimated water source cost was allocated between the three parcels sold and other Company projects in the Upcountry area. Profit of $7.0 million on the transaction was allocated to the sale of the land parcels and $1.9 million was allocated to subsequent construction of the water source. Both of these activities will have the same rate of gross profit pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. The $3.0 million note receivable is due on the date the buyer receives its allocated water source; accordingly, the $1.9 million of gross profit relating to construction of the water source will be recognized in future periods based on performance.

8. LEASING ARRANGEMENTS

LESSEE

        The Company has capital leases, primarily on equipment used in Agriculture operations, which expire at various dates through 2011. At December 31, 2007 and 2006, property included capital leases of $2,308,000 and $1,706,000 (before accumulated amortization of $1,335,000 and $1,305,000, respectively). Future minimum rental payments under capital leases aggregate $2,447,000 (including $443,000 representing interest) and are payable for the next five years (2008 to 2012) as follows: $521,000, $511,000, $391,000, $251,000 and $241,000 respectively, and $532,000 thereafter.

        The Company has various operating leases, primarily for land used in Agriculture operations, which expire at various dates through 2017. Total rental expense under operating leases was $1,288,000 in 2007, $878,000 in 2006 and $880,000 in 2005. Future minimum rental payments under operating leases aggregate $3,473,000 and are payable during the next five years (2008 to 2012) as follows: $657,000, $623,000, $604,000, $581,000 and $201,000, respectively, and $807,000 thereafter.

LESSOR

        The Company leases space in buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2007	2006	2005
	(in thousands)
Minimum rentals	$590	$665	$433
Percentage rentals	1,280	1,925	1,674

Total	$1,870	$2,590	$2,107

        Property at December 31, 2007 and 2006 includes leased property of $13,699,000 and $14,298,000, respectively (before accumulated depreciation of $4,322,000 and $4,373,000, respectively). As discussed in Note 4, the Company was the ground lessor of the land underlying the Ritz-Carlton, Kapalua hotel until the sale of the land in March 2007.

        Future minimum rental income aggregates $2,442,000 and is receivable during the next five years (2008 to 2012) as follows: $494,000, $486,000, $468,000, $258,000 and $195,000, respectively, and $541,000 thereafter.

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

        As of December 31, 2006, the Company adopted FASB SFAS 158, Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans. The Standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. The incremental effect from application of SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is as follows (in thousands):

	Before Application of SFAS No. 158	Increase (Decrease)	After Application of SFAS No. 158
Other Assets	$44,314	$(384)	$43,930
Total Assets	220,583	(384)	220,199
Payroll and employee benefits	5,127	952	6,079
Total current liabilities	26,465	952	27,417
Accrued retirement benefits	33,018	(3,746)	29,272
Deferred Income Taxes	3,698	868	4,566
Total Long Term Liabilities	95,291	(2,878)	92,413
Accumulated Other Comprehensive Loss	3,849	(1,542)	2,307
Stockholders' Equity	98,827	1,542	100,369
Total Liabilities & Stockholders' Equity	220,583	(384)	220,199

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2007 and 2006, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$58,109	$51,282	$13,257	$17,383
Service cost	1,835	1,830	302	328
Interest cost	3,360	3,278	743	770
Actuarial (gain) loss	(1,970)	5,024	547	(4,579)
Special termination benefits	369	—	36	69
Curtailments	(248)	64	(411)	(27)
Benefits paid	(4,260)	(3,369)	(687)	(687)

Benefit obligations at end of year	57,195	58,109	13,787	13,257

Change in plan assets:
Fair value of plan assets at beginning of year	45,799	42,973	—	—
Actual return on plan assets	3,640	3,996	—	—
Employer contributions	1,566	2,199	687	687
Benefits paid	(4,260)	(3,369)	(687)	(687)

Fair value of plan assets at end of year	46,745	45,799	—	—

Funded status	$(10,450)	$(12,310)	$(13,787)	$(13,257)

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.375%	6.00%	6.375%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

        Special termination benefits and curtailments in 2007 and 2006 primarily relate to the termination of Agriculture segment employees because of changes in the business.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $57,195,000, $53,042,000 and

$46,745,000, respectively as of December 31, 2007 and $58,109,000, $53,559,000, and $45,799,000, respectively, as of December 31, 2006.

        The accumulated postretirement benefit obligation for health care as of December 31, 2007 was determined using a health care cost trend rate of 8% and decreasing by .5% each year through 2013, and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $1,483,000 as of December 31, 2007, and the aggregate of the service and interest cost for 2007 by approximately $142,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $1,218,000 as of December 31, 2007, and the aggregate of the service and interest cost for 2007 by approximately $114,000.

        The amounts recognized on the Company's consolidated balance sheets as of December 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in thousands)
Current Liability	$(278)	$(254)	$(753)	$(699)
Noncurrent Liability	(10,172)	(12,056)	(13,034)	(12,558)

Net amounts recognized	$(10,450)	$(12,310)	$(13,787)	$(13,257)

        Amounts recognized in accumulated other comprehensive (income) loss (before income tax effect of $701,000 and $1,298,000) at December 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(in thousands)
Net loss (gain)	$7,827	$10,565	$(6,218)	$(7,313)
Prior service cost (credit)	235	237	1	(31)
Net initial obligation (asset)	102	147	—	—

Net amounts recognized	$8,164	$10,949	$(6,217)	$(7,344)

        Amounts in accumulated other comprehensive (income) loss at December 31, 2007 that are expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
Net loss (gain)	$232	$(458)
Net transition obligation	19	—
Prior service cost	50	1

Total	$301	$(457)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(in thousands)
Pension benefits:
Service cost	$1,835	$1,830	$1,605	$302	$328	$389
Interest cost	3,360	3,278	3,024	743	770	950
Expected return on plan assets	(3,595)	(3,366)	(3,232)	—	—	—
Recognized net actuarial (gain) loss	425	658	389	(559)	(500)	(202)
Amortization of obligation (asset)	21	24	25	—	—	—
Amortization of prior service cost	47	47	47	(32)	(126)	(128)
Special termination benefits	369	—	185	36	—	—
Recognition of (gain) loss due to curtailment	28	74	—	(398)	(7)	—

Net expense	$2,490	$2,545	$2,043	$92	$465	$1,009

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net (gain) loss	$(2,312)	$—	$—	$536	$—	$—
Recognized gain (loss)	(425)	—	—	559	—	—
Prior service cost (credit)	48	—	—	—	—	—
Recognized prior service (cost) credit	(51)	—	—	32	—	—
Recognized net initial asset (obligation)	(45)	—	—	—	—	—

Total recognized in net benefit cost and comprehensive income	$(2,785)	$—	$—	$1,127	$—	$—

	2007	2006	2005
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.0%	5.875%	6.0%
Expected long-term return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3% - 4%	3% - 4%	3% - 4.5%
Other benefits:
Discount rate	6.0%	5.875%	6.0%
Rate of compensation increase	3% - 4%	3% - 4%	3.5%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The Company's pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, was as follows:

Asset Category	2007	2006
Equity securities	75%	67%
Debt securities	24%	31%
Other	1%	2%

        A pension committee consisting of certain senior management employees administers the Company's defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the pension committee, and subject to liquidity requirements of the plans. The pension committee has set the following asset mix guidelines: equity securities 40% to 80%; debt securities 20% to 60%; international securities 0% to 10%; and cash or equivalents 0% to 10%.

        The Company expects to contribute $1.1 million to its defined benefit pension plans and $850,000 to its other postretirement benefit plans in 2008. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2008	$3,191	$776
2009	3,233	812
2010	3,256	832
2011	3,299	849
2012	3,357	860
2013 - 2017	18,999	4,550

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2007, 2006 or 2005.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2007 and 2006, deferred compensation plan liabilities totaled $1,498,000 and $1,679,000, respectively.

10. STOCK COMPENSATION PLANS

        The Company accounts for stock compensation arrangements in accordance with SFAS 123(R), Share-Based Payment. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

        The total compensation expense recognized for stock-based compensation was $4,684,000, $2,063,000 and $2,292,000 for 2007, 2006 and 2005, respectively. The total tax benefit related thereto was $1,355,000, $743,000 and $825,000 for 2007, 2006 and 2005, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.3% and 5.1% for 2007 and 2006, respectively. Prior to 2006, the Company did not estimate the impact of forfeitures that might occur prior to vesting. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

        A summary of stock option award activity as of and for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2006	863,500	$31.64
Granted	112,500	$29.95	$12.39
Exercised	(70,667)	$20.13
Forfeited or Cancelled	(82,500)	$30.47	$14.72

Outstanding at December 31, 2007	822,833	$32.51	$13.31	7.3	$431

Vested and Exercisable at December 31, 2007	358,605	$29.83	$12.53	6.3	$260

Expected to Vest at December 31, 2007(2)	365,376	$34.56	$13.91	8.1	$135

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        Additional stock option information for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Weighted average grant-date fair value
For options granted during the period	$12.39	$15.76	$12.98
Intrinsic value of options exercised $(000)	759	80	—
Cash received from option exercises $(000)	1,422	694	—
Tax benefit from option exercises $(000)	—	—	—
Fair value of shares vested during the period $(000)	2,020	1,270	1,092

        For the years ended December 31, 2007, 2006 and 2005 the fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006	2005
Expected life of options in years	6.5	6.2	5.0
Expected volatility	31.6%	32.4%	33.4%
Risk-free interest rate	4.4%	5.0%	4.1%
Expected dividend yield	—	—	—
  •
  The expected life of the options represents expectations of future employee exercise and post-vesting termination behavior and was calculated using the "simplified" method for all of its plain vanilla options as allowed for in the SEC Staff Accounting Bulletin ("SAB") 107, Share-Based Payment. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period that it has been issuing stock options.

  •
  Expected volatility was based on the historical volatility of the Company's common stock for a period equal to the option's estimated life.

  •
  The risk-free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date.

  •
  The expected dividend yield is based on the Company's current and historical dividend policy.

        SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

        As of December 31, 2007, there was $6,759,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

        In 2007, 39,000 shares of restricted stock were granted pursuant to the 2006 and 2003 Plans, including 9,000 shares to new and re-elected directors and the remainder to certain officers of the Company. The restricted shares vest as service is provided or vest subject to the achievement of certain performance measures. In 2007, 8,000 shares of restricted stock vested as the directors' service requirements were met, and 75,466 restricted shares previously granted to six management employees vested based on the achievement of certain performance goals. The vesting of 49,466 shares was accounted for as modifications to the respective restricted stock agreements and the current fair value of the stock in March 2007 was used to record compensation expense. The weighted average grant-date fair value of restricted stock granted during 2007, 2006 and 2005 was $32.32, $34.94 and $39.00 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2007 is presented below:

	Shares	Average Grant-Date Fair Value
Nonvested balance at December 31, 2006	259,271	$33.24
Granted	39,000	$32.32
Vested	(83,466)	$31.55
Forfeited or Cancelled	(68,010)	$30.96

Nonvested balance at December 31, 2007	146,795	$34.39

11. RELATED PARTY TRANSACTIONS

        In April 2007, the sale of approximately 181 acres of Upcountry Maui land to the Company's Senior Vice President/ Corporate Development closed escrow and the Company recognized a pre-tax gain of $2.8 million. In February 2007, the $4.1 million sale ($4.0 million pre-tax gain) of approximately 157 acres of Upcountry Maui land to the Company's Chairman, President and Chief Executive Officer closed escrow. Prior to the closing of the latter sale, the Company leased a 3,500 square foot residence that is located on the property to the executive for $1,500 per month, which represented the fair value.

        These land sale agreements were structured in compliance with the Company's policy for related party real estate sales. Such policy requires an independent appraisal of the property value, allows for a 3% discount to the sales price in lieu of broker's commissions, and requires review and approval of the sales price by the Audit Committee of the Board of Directors (the "Committee"). The Committee reviewed the appraisals and the terms of the agreements with the other independent Directors, and the sales were approved by all of the independent Directors. The sales agreements require a deposit of $50,000 upon execution and the balance of the sales price is payable in cash upon closing of the sale. Subdivision of the land parcels is a condition precedent to the closing of the sales. The subject properties had been previously designated for sale in 2004 as part of the real estate that is considered non-core to the Company's operations.

        In 2005, the Company purchased a residential property in Upcountry Maui that includes a house and cottage on approximately four acres of land for $2.6 million. The property was purchased for use by Company's executives and is presently being leased to its Chief Financial Officer and Senior Vice President/ Corporate Development for $3,500 per month under a lease agreement through mid-2010.

12. INCOME TAXES

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $200,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had recorded a liability of approximately $394,000 for potential interest expense for uncertain tax issues. In 2007, the Company recorded $425,000 of additional interest expense for unrecognized tax benefits.

        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$667
Additions based on tax positions related to the current year	36
Additions for tax positions of prior years	52
Reductions for tax positions of prior years	(7)

Balance as of December 31, 2007	$748

        At December 31, 2007, $2.5 million of the unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

        The components of the income tax provision for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Current
Federal	$3,844	$4,535	$2,562
State	13	87	10

Total	3,857	4,622	2,572

Deferred
Federal	1,535	(654)	5,267
State	375	(252)	884

Total	1,910	(906)	6,151

Total provision	$5,767	$3,716	$8,723

        Reconciliation between the total provision and the amount computed using the statutory federal rate of 35% in 2007 and 2006 and 34% in 2005 were as follows:

	2007	2006	2005
	(in thousands)
Federal provision at statutory rate	$4,822	$3,829	$7,919
Adjusted for State income taxes, net of effect on federal income taxes	222	(67)	605
Federal research credits	(115)	(98)	—
Provision for FIN 48	81	—	—
Permanent differences and other	757	52	199

Total provision	$5,767	$3,716	$8,723

        Deferred tax assets and liabilities were comprised of the following temporary differences as of December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Accrued retirement benefits	$11,217	$10,990
Accrued liabilities	1,214	1,417
Inventory	396	405
Allowance for doubtful accounts	145	228
Stock compensation	2,456	1,670
Net operating loss and tax credit carryforwards	292	318

Total deferred tax assets	15,720	15,028

Deferred condemnation proceeds	(6,390)	(6,292)
Tax deferred land sales	(1,064)	(1,543)
Property net book value	(6,182)	(4,054)
Income from investments	(4,027)	(718)
Agriculture marketing costs	—	(130)
Other	(4,155)	(5,881)

Total deferred tax liabilities	(21,818)	(18,618)

Net deferred tax liabilities	$(6,098)	$(3,590)

        A valuation allowance against deferred tax assets as of December 31, 2007 and 2006 is not considered necessary, as the Company believes it is more likely than not the deferred tax assets will be fully realized through future taxable income.

        Net operating loss and tax credit carryforwards for State income tax purposes amounted to $17 million at December 31, 2007 and expire in 2012 through 2017. The Company's State of Hawaii income tax returns for 2000 through 2005 are under examination by the Department of Taxation. The tax auditor's reports on these examinations have not been issued and the Company presently cannot predict the outcome of these examinations. The Company's federal income tax returns have been reviewed through 2002.

13. INTEREST CAPITALIZATION

        Interest costs incurred in 2007, 2006 and 2005 was $3,813,000, $2,473,000 and $1,263,000, respectively, of which $1,165,000, $1,698,000 and $742,000, respectively, were capitalized.

14. ADVERTISING AND RESEARCH AND DEVELOPMENT

        Advertising expense totaled $2,425,000 in 2007, $6,314,000 in 2006 and $4,328,000 in 2005. Research and development expenses totaled $1,155,000 in 2007, $1,078,000 in 2006 and $530,000 in 2005.

15. CONCENTRATIONS OF CREDIT RISK

        A substantial portion of the Company's trade receivables results from sales of pineapple products, primarily to food distribution customers in the United States, buyers of real estate products and travel product wholesalers. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers, except for notes receivable taken on real estate sales.

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Except as indicated below, the carrying amount of the Company's financial instruments approximates fair value.

Non-Current Notes Receivable:

        The fair value of these assets was estimated based on rates that would be currently available for similar transactions. The carrying amount of these assets at December 31, 2007 and 2006 was $7,490,000 and $15,713,000, respectively, and the fair value was $7,490,000 and $15,635,000, respectively.

Long-Term Debt:

        The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2007 and 2006 was $59,704,000 and $51,053,000, respectively, and the fair value was $59,693,000 and $50,936,000, respectively.

17. SEGMENT INFORMATION

        The Company's reportable operating segments are Agriculture, Resort and Community Development based on how the Company's chief operating decision maker makes decisions about allocating resources and assessing performance. Each segment is a line of business requiring different technical and marketing strategies.

        Agriculture primarily includes growing, packing and marketing fresh premium pineapple products. In 2007, the Company ceased substantially all processing (canning) of solid-pack pineapple.

        Resort includes the ongoing operations at the Kapalua Resort on Maui. These operations include two championship golf courses, a tennis facility, a vacation rental program, several retail outlets, and a resort activities department starting in 2008.

        Community Development includes the Company's real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, located within Kapalua Resort, the Company's Public Utilities Commission regulated water and sewage transmission operations.

        The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

        The financial information for each of the Company's reportable segments for 2007, 2006, and 2005 follows:

	Agriculture	Resort	Community Development	Other (4)	Consolidated
	(in thousands)
2007
Operating revenues(1)	$47,466	$35,804	$68,105	$2,695	$154,070
Operating profit (loss)(2)	(26,615)	(11,707)	53,135	627	$15,440
Interest expense					(2,647)
Interest income					985

Income before income taxes					$13,778

Depreciation	6,230	3,176	1,511	951	11,868
Equity in income of affiliates			16,832		16,832
Investment in affiliates			59,792		59,792
Segment Assets(3)	50,973	49,947	127,741	42,515	271,176
Expenditures for segment assets(5)	6,845	4,552	46,971	10,282	68,650
2006
Operating revenues(1)	$65,194	$46,098	$67,326	$279	$178,897
Operating profit (loss)(2)	(18,580)	(6,426)	36,236	(881)	$10,349
Interest expense					(775)
Interest income					1,367

Income before income taxes					$10,941

Depreciation	7,919	3,249	781	425	12,374
Equity in losses of affiliates			(5,340)		(5,340)
Investment in affiliates			10,041		10,041
Segment Assets(3)	58,607	49,301	80,867	31,424	220,199
Expenditures for segment assets(5)	21,320	4,147	36,825	8,905	71,197
2005
Operating revenues(1)	$74,501	$40,786	$71,074	$319	$186,680
Operating profit (loss)(2)	(11,408)	(5,838)	40,766	(150)	$23,370
Interest expense					(521)
Interest income					443

Income before income taxes					$23,292

Depreciation	9,615	4,070	445	133	14,263
Equity in income (losses) of affiliates	25	—	(484)	(25)	(484)
Investment in affiliates	—	—	2,332	—	2,332
Segment Assets(3)	52,511	52,412	41,681	39,395	185,999
Expenditures for segment assets(5)	7,327	3,894	8,794	4,101	24,116

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant. Sales of Hawaii grown pineapple to customers located in foreign countries were approximately $1.4 million, 2.8 million, and $1.1 million, respectively in 2007, 2006 and 2005.

(2)
"Operating profit (loss)" is total operating revenues, less operating costs and expenses, plus equity in earnings and losses of affiliates (excludes interest income, interest expense and income taxes).

(3)
"Segment assets" are located in the United States.

(4)
Consists primarily of miscellaneous corporate transactions and assets.

(5)
Primarily includes expenditures for property, deferred costs and contributions to affiliates.

18. COMMITMENTS AND CONTINGENCIES

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $3,000 in 2007 and 2006 and $48,000 in 2005; and paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

        Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2007, the Company has recognized liabilities of $1,061,000 representing the estimated fair value of its obligations under these agreements (see Note 4).

        In addition to the matters noted above, there are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

        The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

        The Company has a contractual obligation to the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company is currently seeking a title sponsor to defray part of the cost.

        At December 31, 2007, the Company had commitments under signed contracts totaling $17,704,000 which primarily relate to real estate development projects.

19. PRIVATE PLACEMENT OF COMMON STOCK

        In March 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, Ohana Holdings, LLC and ZG Ventures, LLC, pursuant to which the Company raised approximately $14,900,000 in net proceeds through a private placement of 517,242 shares of common stock at a purchase price of $29.00 per share. Miles R. Gilburne, who was elected to the Company's Board of Directors in May 2007, is the managing member of ZG Ventures, LLC.

        In connection with the issuance of the common stock, the Company entered into a Registration Rights Agreement with the investors obligating the Company to register for resale the shares on a registration statement to be filed with the Securities and Exchange Commission within one year, subject to the exceptions set forth therein. The investors have also been granted "piggy-back" registration rights with respect to the shares.

SUMMARIZED QUARTERLY RESULTS
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except share amounts)
2007
Product revenues	$50,087	$30,332	$21,151	$16,620
Service revenues	10,896	8,358	7,343	9,283
Gross profit—product revenues	36,901	12,002	8,178	6,002
Net income (loss)	15,714	(3,510)	(155)	(4,038)
Net income (loss) per common share:
basic	$2.12	$(.44)	$(.02)	$(.51)
diluted	2.10	(.44)	(.02)	(.51)
2006
Product revenues	$48,961	$22,861	$29,768	$36,151
Service revenues	9,991	10,720	10,093	10,352
Gross profit—product revenues	33,130	9,612	12,923	16,588
Net income (loss)	13,775	(2,600)	(2,493)	(1,457)
Net income (loss) per common share:
basic	$1.90	$(.36)	$(.34)	$(.20)
diluted	1.88	(.36)	(.34)	(.20)

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (DEDUCTIONS) TO COSTS AND EXPENSES		ADDITIONS (DEDUCTIONS) TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2007	$555	$136		$14	(d)	$(378	)(a)	$327
2006	265	563		—		(273	)(a)	555
2005	825	(98)		—		(462	)(a)	265
Reserve for Environmental Liability
2007	$233	$3		$—		$(32	)(b)	$204
2006	230	3		—		—		233
2005	420	48	(c)	—		(238	)(b)	230

(a)
Write off of uncollectible accounts

(b)
Payments

(c)
Primarily accrued for installation of filtration equipment

(d)
Recoveries

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

        Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        The report of the Company's management on the Company's internal control over financial reporting follows this Item 9A.

        There have been no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Management of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a- 15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. That report appears on page 35 of this Form 10-K.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

        Management is also responsible for preparing the accompanying consolidated financial statements and related notes accurately and objectively. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and necessarily include amounts based on judgments and estimates made by Management. Management also prepared the other information in this Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

        The Company's consolidated financial statements have been audited by Deloitte & Touche LLP and its report appears on page 35 of this Form 10-K. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data. Furthermore, Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

        The Board of Directors, through its Audit Committee (composed solely of independent directors), oversees Management's responsibilities in the preparation of the consolidated financial statements. The Audit Committee appoints the independent registered public accounting firm, subject to shareholder ratification. The Audit Committee meets regularly with the external and internal auditors to evaluate the effectiveness of their work in discharging their respective responsibilities and to assure their independent and free access to the Committee.

/s/ DAVID C. COLE	/s/ ROBERT I. WEBBER
Chairman, President & Chief Executive Officer	Chief Operating Officer, Chief Financial Officer & Executive Vice President
March 14, 2008	March 14, 2008

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2007, is incorporated herein by reference.

        Our Board of Directors approved the Amended Code of Ethics in November 2005 that covers the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. A copy of the Code of Ethics will be furnished, free of charge, upon written request to: Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: communications@mlpmaui.com.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "—Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2007, is incorporated herein by reference.

        The material incorporated herein by reference to the material under the caption "—Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that we specifically incorporates it by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2007, is incorporated herein by reference, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this annual report on Form 10-K under the heading "Securities Authorized For Issuance under Equity Compensation Plans" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2007, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2007, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.     Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statements for Kapalua Bay Holdings, LLC as of December 31, 2007 and 2006 (Restated) and for the Years Ended December 31, 2007, 2006 (Restated) and 2005 (exhibit 99).

        Pursuant to Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of W2005 Kapalua/Gengate Hotel Holdings L.L.C., as of December 31, 2007. We expect to file those financial statements by amendment to this Annual Report on Form 10-K on or before March 31, 2008.

2.     Financial Statement Schedules

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005.

3.     Exhibits

Exhibit No.
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
10.16	Construction Loan Agreement between Kapalua Bay Holdings, LLC, and Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.1 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.17
Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.18	Promissory Note issued by Kapalua Bay, LLC to Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.3 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

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
10.21†
Amendment to Stock Option Agreement dated August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.22†
Restricted Stock Award Agreement and Award Grant Notice, dated as of August 4, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.23†
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

10.31
First Amendment to Purchase and Sale Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.11 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.32
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
10.34†
Separation of Employment Agreement between Thomas Juliano and Kapalua Land Company, Ltd., dated October 24, 2006 and effective as of November 3, 2006 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
10.35
Promissory Note issued by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.1 to Form 8-K filed October 5, 2006 and incorporated herein by reference).
10.36
Guaranty Agreement made by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.2 to Form 8-K filed October 5, 2006 and incorporated herein by reference).
10.37
Loan Agreement (Real Estate) between Bank of Hawaii and Maui Land & Pineapple Company, Inc., dated October 1, 2006 (Filed as Exhibit 10.1 to Form 8-K filed November 2, 2006 and incorporated herein by reference).
10.38
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made by Maui Land & Pineapple Company, Inc. in favor of Bank of Hawaii, dated October 1, 2006 (Filed as Exhibit 10.2 to Form 8-K filed November 2, 2006 and incorporated herein by reference).
10.39±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007. (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.40±
Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.41	Termination of Memorandum of Hotel Ground Lease, dated as of March 28, 2007 (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.42†
Option Agreement dated August 6, 2007 between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
10.43*±	Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc. and Maui Pineapple Company, Ltd. Entered into on November 2, 2007.
10.44*	First Amendment to Consignment and Marketing Agreement with Calavo Growers, Inc., entered into on November 2, 2007.

10.45
Loan Agreement between Maui Land & Pineapple Company, Inc., Wells Fargo Bank, National Association, and each of the Financial Institutions Signatory thereto, Entered into on November 15, 2007 (Filed as Exhibit 10.1 to Form 8-K filed November 19, 2007 and incorporated herein by reference).
10.46
Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, Entered into on November 15, 2007 (Filed as Exhibit 10.2 to Form 8-K filed November 19, 2007 and incorporated herein by reference).
10.47
Consulting Agreement between Maui Land & Pineapple Company, Inc., and BC&G International LLC, entered into on April 9, 2007 (Filed as Exhibit 10.1 to Form 8-K filed April 13, 2007 and incorporated herein by reference).
10.48
Securities Purchase Agreement between Maui Land & Pineapple Company, Inc., and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.1 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
10.49
Registration Rights Agreement between Maui Land & Pineapple Company, Inc. and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.2 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to the Consolidated Financial Statements.
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008.
23.2*	Consent of Deloitte & Touche LLP, Independent Auditors, dated March 14, 2008.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.*	Financial Statements for Kapalua Bay Holdings, LLC as of December 31, 2007 and 2006 (Restated) and for the Years Ended December 31, 2007, 2006 (Restated) and 2005.

*
Filed herewith.

**
Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.

±
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

MAUI LAND & PINEAPPLE COMPANY, INC.
By	/s/ DAVID C. COLE
David C. Cole President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ DAVID C. COLE	Date	March 14, 2008
David C. Cole, Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN H. AGEE	Date	March 14, 2008
John H. Agee, Director
By		Date
Walter A. Dods, Director
By	/s/ MILES R. GILBURNE	Date	March 14, 2008
Miles R. Gilburne, Director
By	/s/ WARREN H. HARUKI	Date	March 14, 2008
Warren H. Haruki, Director
By	/s/ DAVID A. HEENAN	Date	March 14, 2008
David A. Heenan, Director
By	/s/ KENT T. LUCIEN	Date	March 14, 2008
Kent T. Lucien, Director
By	/s/ DUNCAN MACNAUGHTON	Date	March 14, 2008
Duncan MacNaughton, Director
By	/s/ FRED E. TROTTER III	Date	March 14, 2008
Fred E. Trotter III, Director
By	/s/ ROBERT I. WEBBER	Date	March 14, 2008
Robert I. Webber, Chief Operating Officer, Chief Financial Officer & Executive Vice President (Principal Financial Officer)
By	/s/ ADELE H. SUMIDA	Date	March 14, 2008
Adele H. Sumida, Controller & Secretary (Principal Accounting Officer)

QuickLinks

FORWARD-LOOKING STATEMENTS AND RISKS
TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Years Ended December 31, 2007 (in thousands)
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY RESULTS (unaudited)
  SCHEDULE II
MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
SIGNATURES