Form 10-K/A
period 2007-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2008-04-01
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 001-06510

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At February 29, 2008, the number of shares outstanding of the registrant’s common stock was 8,103,395.

Documents incorporated by reference:

Part III—Certain portions of the proxy statement for the registrant’s annual meeting of stockholders to be held on May 12, 2008, to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this report. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-K originally filed with the Securities and Exchange Commission on March 17, 2008 because:

(1) Pursuant to Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of W2005 Kapalua/Gengate Hotel Holdings L.L.C., as of December 31, 2007.  Such audited financial statements were not available when we filed the original Form 10-K for 2007.

(2) A complete copy of our Restated Articles of Association, amended as of May 7, 2007, was inadvertently not filed with our original Form 10-K for 2007, and is thus being filed as Exhibit 3.1 to this Amendment No. 1.  The Exhibit Index has been revised accordingly.

In addition, in connection with filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.             Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Balance Sheets, December 31, 2007 and 2006*
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005*
Notes to Consolidated Financial Statements*
Financial Statements of Kapalua Bay Holdings, LLC as of December 31, 2007 and 2006 (Restated) and for the Years Ended December 31, 2007, 2006 (Restated) and 2005 (exhibit 99).*
Financial Statements of W2005 Kapalua/Gengate Hotel Holdings L.L.C., as of December 31, 2007 (exhibit 99.1)**

2.             Financial Statement Schedules

The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

II.                                     Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005.*

3.             Exhibits

Exhibit No.
3.1**	Restated Articles of Association, as amended May 7, 2007.
3.2

Bylaws (Amended as of December 11, 2003) (Filed as Exhibit 3.1(ii) to Amendment No. 1 to Registration Statement on Form 8-A/A, File No. 001-06510, filed January 5, 2004, and incorporated herein by reference).

3.4	Articles of Amendment to Restated Articles of Association. (Filed as Appendix A to Schedule 14A, filed March 21, 2007, and incorporated herein by reference).
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

Exhibit No.
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

10.13	Termination of Hotel Ground Lease, effective as of August 31, 2004 (Filed as Exhibit 10I to Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
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

Exhibit No.
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

10.39+	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007. (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.40+

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

Exhibit No.
10.43+	Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc. and Maui Pineapple Company, Ltd. Entered into on November 2, 2007.
10.44*	First Amendment to Consignment and Marketing Agreement with Calavo Growers, Inc., entered into on November 2, 2007.
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

10.50**	Amendment No. 1 to Registration Rights Agreement, entered into as of March 10, 2008.
11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to the Consolidated Financial Statements.
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008.
23.2*	Consent of Deloitte & Touche LLP, Independent Auditors, dated March 14, 2008.
23.3**	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, dated March 31, 2008.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.*	Financial Statements of Kapalua Bay Holdings, LLC as of December 31, 2007 and 2006 (Restated) and for the Years Ended December 31, 2007, 2006 (Restated) and 2005.
99.1**	W2005 Kapalua/Gengate Hotel Holdings L.L.C. Consolidated Financial Statements December 31, 2007.

*                                         Previously filed with the Form 10-K filed on March 17, 2008.

**                                  Filed herewith.

***                           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†                                          Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.

+                                         Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

MAUI LAND & PINEAPPLE COMPANY, INC.

By	/s/ DAVID C. COLE
DAVID C. COLE
President & Chief Executive Officer