Form 10-Q
period 2008-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2008-05-07
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008
OR
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

Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, no par value	8,178,895 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	3/31/08	12/31/07
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$2,820	$1,991
Accounts and notes receivable	11,676	10,227
Inventories	12,459	11,168
Other current assets	6,112	3,735

Total current assets	33,067	27,121

Property	240,674	238,623
Accumulated depreciation	(99,663)	(98,076)

Property—net	141,011	140,547

Investments in affiliates	70,142	59,792
Other assets	46,906	43,716

Total	$291,126	$271,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,641	$1,631
Trade accounts payable	12,088	15,776
Other current liabilities	8,157	10,898

Total current liabilities	21,886	28,305

Non-Current Liabilities
Long-term debt and capital lease obligations	91,587	60,077
Accrued retirement benefits	29,327	29,349
Other non-current liabilities	22,548	23,178

Total non-current liabilities	143,462	112,604

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, no par value—23,000,000 shares authorized, 7,957,850 and 7,959,154 issued and outstanding	34,151	34,168
Additional paid-in capital	7,333	6,769
Retained earnings	85,540	90,576
Accumulated other comprehensive loss	(1,246)	(1,246)

Stockholders' Equity	125,778	130,267

Total	$291,126	$271,176

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	3/31/08	3/31/07
	(in thousands except share amounts)
Operating Revenues
Product revenues	$15,272	$50,087
Service revenues	10,097	10,896

Total Operating Revenues	25,369	60,983

Operating Costs and Expenses
Cost of product revenues	10,685	13,186
Cost of service revenues	9,964	9,076
Shipping and marketing	3,806	3,148
General and administrative	10,170	11,665

Total Operating Costs and Expenses	34,625	37,075

Operating Income (Loss)	(9,256)	23,908
Equity in earnings of affiliates	9,375	1,858
Interest expense	(1,481)	(711)
Interest income	244	291

Income (Loss) Before Income Taxes	(1,118)	25,346
Income Tax Expense (Benefit)	(378)	9,632

Net Income (Loss)	(740)	15,714
Retained Earnings, Beginning of Period	90,576	82,765
Cumulative impact of change in accounting for pineapple inventories (see Note 6)	326	—
Cumulative impact of change in accounting for revenues from real estate sales (EITF 06-8—see Note 8)	(4,622)	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—see Note 14)	—	(200)

Retained Earnings, End of Period	$85,540	$98,279

Earnings (Loss) Per Common Share
Basic	$(0.09)	$2.12
Diluted	$(0.09)	$2.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	3/31/08	3/31/07
	(in thousands)
Net Cash Used in Operating Activities	$(15,368)	$(2,144)

Investing Activities
Purchases of property	(4,614)	(7,396)
Contributions to affiliates	(7,756)	—
Proceeds from disposal of property	—	8,589
Other	(2,941)	(757)

Net Cash Provided by (Used in) Investing Activities	(15,311)	436

Financing Activities
Payments of long-term debt and capital lease obligations	(2,506)	(28,149)
Proceeds from long-term debt	34,000	16,050
Stock compensation exercises	14	1,313
Stock issuance	—	15,000

Net Cash Provided by Financing Activities	31,508	4,214

Net Increase in Cash and Cash Equivalents	829	2,506
Cash and Cash Equivalents at Beginning of Period	1,991	1,143

Cash and Cash Equivalents at End of Period	$2,820	$3,649

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $861,000 and $308,000 was paid during the three months ended March 31, 2008 and 2007, respectively. Income taxes of $10,000 and $200,000 were paid during the three months ended March 31, 2008 and 2007, respectively.

        Non-Cash Investing Activities—In 2008 and 2007, net cash sales proceeds of $2.5 million and $25.0 million, respectively, were deposited with a qualified exchange intermediary for reinvestment on a tax-deferred basis. Amounts included in trade accounts payable for additions to property and other assets totaled $3,315,000 and $4,867,000 at March 31, 2008 and 2007, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended March 31, 2008 and 2007.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Net income (loss) was equal to comprehensive income (loss) for the interim periods ended March 31, 2008 and 2007.

4.
The effective tax rate for 2008 and 2007 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,271,000 and $327,000 at March 31, 2008 and December 31, 2007, respectively.

6.
Inventories as of March 31, 2008 and December 31, 2007 were as follows:

	3/31/08	12/31/07
	(in thousands)
Pineapple products—finished goods	$2,516	$1,112
Real estate held for sale	3,255	3,255
Merchandise, materials and supplies	6,688	6,801

Total Inventories	$12,459	$11,168

          Effective January 1, 2008, the Company changed its method of accounting for processed pineapple products inventory from the Last-In, First-Out ("LIFO") method to the First-in, First-Out ("FIFO") method. The FIFO method was adopted because as a result of the restructuring of the Company's pineapple operations in 2007 the Company's processed pineapple inventories at year-end 2007 were comprised solely of pineapple juice with a LIFO value of $112,000 and a FIFO value of $629,000, and therefore a single method of accounting for both fresh fruit and processed juice product is expected to improve the clarity of the Company's financial results. The Company has determined that it is impracticable to apply the FIFO method of accounting retrospectively as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. The cumulative effect of this change of $326,000 (net of income taxes) was recorded as a credit to retained earnings as of January 1, 2008.

7.
Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended March 31,
	2008	2007
Basic	7,959,217	7,423,645
Diluted	7,959,217	7,498,932

          For the three months ended March 31, 2008, potentially dilutive common shares of 40,450 from stock based compensation are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earnings per share amounts (i.e., decrease loss per common share).

8.
Recently Issued Accounting Pronouncement

          As of January 1, 2008, the Company and its equity method investee, Kapalua Bay Holdings, LLC (see Note 9) adopted the provisions of the Emerging Issues Task Force of the FASB ("EITF") Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"), for Sales of Condominiums ("EITF 06-8"). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. For sales through 2007 that do not meet the continuing investment criteria in SFAS No. 66, EITF 06-8 requires that such transactions be accounted for using the deposit method with profits being deferred until the sales qualify for percentage-of-completion, or full accrual accounting in later periods. The cumulative effect for the Company of applying EITF 06-8, was $4,622,000 (net of income tax effect) and is reported as a charge to retained earnings as of January 1, 2008.

9.
Kapalua Bay Holdings, LLC

          The Company's equity in the income of Kapalua Bay Holdings, LLC, ("Bay Holdings") was $9.4 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Bay Holdings recorded the contribution at its fair market value of $25 million. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on a percentage-of-completion method. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture. At March 31, 2008, the six residential buildings in the project were approximately 19% to 73% complete.

          As of January 1, 2008, Bay Holdings adopted EITF 06-8. The cumulative effect of adopting EITF 06-8 of $12.5 million was recorded as a charge to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment to its opening retained earnings for 2008 (see Note 8).

          In July 2006, Bay Holdings entered into a Construction Loan Agreement (the "Loan Agreement") with Lehman Brothers Holdings Inc., ("Lehman"), for the lesser of $370 million or 61.6% of the total projected cost of the project. Disbursements under the Loan Agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Bay Holdings or the project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. Lehman was not obligated to make loan advances exceeding $85 million until sales of residential units equaled or exceeded $285.0 million. In the first quarter of 2008, Bay Holdings achieved the binding sales commitment threshold and the remaining loan funds were released, subject to the provisions of the loan agreement, which require that Bay Holdings' equity cannot fall below approximately 38% of the total project cost and that any change orders will be funded by members' equity.

          In the first quarter of 2008, the Company made cash contribution of $7.8 million to Bay Holdings.

          Summarized operating information for Bay Holdings is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues	$58,094	$19,514
Expenses	42,444	16,914

Net Income	$15,650	$2,600

10.
Ritz-Carlton, Kapalua Hotel JV

          On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C., (the "Hotel JV"), which owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the partial sale of the land. In January 2008, the Company chose to not fund its portion of a cash call totaling $2.6 million, which resulted in a dilution of its interest in the Hotel JV to approximately 16%.

          Certain dilution provisions provide that should the Company choose not to fund additional cash calls, if any, its interest will be reduced by the aggregate amount of the increase in the percentage interests of all contributing members, but in no event shall the Company's percentage interest be reduced below 10%.

          In July 2007, the hotel closed for a major renovation and conversion of 250 hotel rooms into 107 condominium units. The hotel reopened in December 2007, and in March 2008, the Hotel JV began sales of the residential suite condominiums. At the sales launch on March 15, the Hotel JV announced that it had obtained approximately $176 million in sales contracts. At the end of the 30-day rescission period mandated by Hawaii law, the Hotel JV reported that $89 million in sales had closed. Neither the total amount of sales nor the differences in initial contracts and closings have any impact on the Company's overall financial position.

11.
Stock-Based Compensation

          The total compensation expense recognized for stock-based compensation was $638,000 and $2,051,000 for the three months ended March 31, 2008 and 2007, respectively. The total tax benefit related thereto was $230,000 and $429,000 for the three months ended March 31, 2008 and 2007, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.2% and 5.6%, for the three months ended March 31, 2008 and 2007, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

        A summary of stock option award activity as of and for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2007	822,833	$32.51
Granted	—	$—	$—
Exercised	(500)	$27.25	$10.07
Forfeited or Cancelled	(8,000)	$32.75	$13.71

Outstanding at March 31, 2008	814,333	$32.51	$13.30	7.0	$1,215

Exercisable at March 31, 2008	399,770	$30.68	$12.70	6.1	$734

Expected to Vest at March 31, 2008(2)	323,442	$34.28	$13.89	7.9	$482

(1)
For in-the-money options

(2)
Options expected to vest reflect estimated forfeitures

        Additional stock option information for the three months ended March 31, 2008 and 2007 follows:

	2008	2007
Weighted average grant-date fair value for options granted during the period	n/a	$13.36
Intrinsic value of options exercised $(000)	$4	$734
Cash received from option exercises $(000)	$14	$1,313
Tax benefit from option exercises $(000)	$—	$—
Fair value of shares vested during the period $(000)	$559	$442

        For the three months ended March 31, 2007, the fair value of the Company's stock options awarded to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

2007
Expected life of options in years	6.5
Expected volatility	31.5%
Risk-free interest rate	4.7%
Expected dividend yield	—

        As of March 31, 2008, there was $6,051,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

        In the three months ended March 31, 2008, 75,000 shares of restricted stock were granted to certain officers pursuant to the 2006 Equity and Incentive Award Plan. The shares will vest subject to achievement of certain performance measures. In the first quarter of 2008, 2,000 shares of restricted stock vested as directors' service requirement were met. The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2008 and 2007 was $27.35 and $31.73, per share, respectively.

        A summary of the activity for restricted stock awards as of and for the three-month period March 31, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2007	146,795	$34.39
Granted	75,000	$27.35
Vested	(2,000)	$36.70
Forfeited or Cancelled	—	$—

Nonvested balance at March 31, 2008	219,795	$32.30

12.
Components of Net Periodic Benefit Cost

          The net periodic benefit costs for pension and other post-retirement benefits for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in thousands)
Pension Benefits
Service cost	$475	$435	$79	$75
Interest cost	856	848	212	199
Expected return on plan assets	(944)	(863)	—	—
Amortization of prior service cost	13	12	—	(8)
Amortization of transition obligation	5	6	—	—
Amortization of actuarial loss (gain)	56	156	(96)	(122)

Net expense	$461	$594	$195	$144

          During 2008, the Company expects to contribute $1.1 million to its defined benefit pension plans and $776,000 to its other post-retirement benefit plans.

13.
Fair Value Financial Instruments

          The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 and there was no material impact to its first quarter financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

            Level 1: Quoted market prices in active markets for identical assets or liabilities.

            Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

            Level 3: Unobservable inputs that are not corroborated by market data.

          In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements is to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and

  6-month LIBOR terms, to fixed-rate interest of approximately 4.4% based on a 2-year fixed LIBOR rate. The transactions were not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense. The fair value of the derivative at March 31, 2008 was a liability of $0.5 million, which represents the estimated amount the Company would have to pay to terminate the swap agreements and is included in other current liabilities on the condensed consolidated balance sheet. The valuations of the derivative instruments have been classified as Level 2 fair value measurements as defined in SFAS No. 157.

14.
Income Taxes

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007 resulting in a $200,000 charge to retained earnings as of that date. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's balance sheet.

          At March 31, 2008, the Company had a liability of $762,000 for unrecognized tax benefits and interest thereon of $515,000. At March 31, 2008, $4.0 million of unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

15.
Operating Segment Information
	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues
Community Development	$4,598	$35,234
Resort	11,691	11,655
Agriculture	8,461	13,746
Other	619	348

Total Operating Revenues	$25,369	$60,983

Operating Profit (Loss)(1)
Community Development	$8,081	$29,095
Resort	(2,276)	(904)
Agriculture	(5,647)	(2,396)
Other	(39)	(29)

Total Operating Profit	119	25,766
Interest Expense	(1,481)	(711)
Interest Income	244	291
Income Tax (Expense) Benefit	378	(9,632)

Net Income (Loss)	$(740)	$15,714

    (1)
    Operating Profit includes equity in earnings from the Kapalua Bay Holdings joint venture (see Note 9).

16.
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

          The Company's required payments to the Ladies Professional Golf Association for the purse and other fees for the tournament to be held at the Kapalua Bay Course in October 2008 have been secured by a $1.7 million irrevocable standby letter of credit on account of the Company.

          The Company is obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction cost upon completion, which is currently estimated to be in mid-2009. The cost of the facilities is currently estimated to be approximately $31 million.

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

          At March 31, 2008, the Company had commitments under signed contracts totaling $11.6 million, which primarily relate to real estate development projects.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the "Company", "we," "our," and "us," refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

Overview of the Company

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. We operate as a landholding and operating parent company for our principal subsidiaries, including Maui Pineapple Company, Ltd., a producer and marketer of Maui-grown pineapple, and Kapalua Land Company, Ltd., the operator of Kapalua Resort, a master-planned community in West Maui. Our reportable operating segments are Agriculture, Resort and Community Development.

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

        The fresh fruit market is a year-round business, which requires consistency of supply. Over the past several years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. In addition, we have made significant progress in implementing improved crop maintenance and agronomic practices that we believe will improve our plant yields (tons of fruit per acre) and fruit quality.

  Resort

        The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We currently have approximately 235 units in our Kapalua Villas vacation rental program. In late December 2007, our new Kapalua Adventure Center opened and in January 2008, our Mountain Outpost began operations. The Adventure Center is located in the former Village Clubhouse and includes a retail area featuring outdoor clothing and gear, a café and is the check-in point for the Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a high ropes challenge course, a climbing wall and other activities.

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

        The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua (through March 28, 2007). On March 28, 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings LLC, (the Hotel JV) the lessee under the ground lease for $25 million in cash at closing and a 21.4% interest in the Hotel JV (see Note 10 to condensed consolidated financial statements). The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 9 to condensed consolidated financial statements). Kapalua Bay Holdings, LLC has demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of March 31, 2008, the percentage completion of the six residential buildings ranged from approximately 19% to 73%.

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

  •
  The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in phases and will add approximately 30,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort related facilities. The grand opening of the first phase of retail space was held in October 2006.

  •
  Pulelehua:  This project is designed to be a new traditional community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. We are currently in the process of seeking a change in zoning approval by the Maui County Council.

  •
  Hali'imaile Town:  This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in determining the vision for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui when it updates the County General Plan over the next three years.

Current Developments

        In the first quarter of 2008, some of our significant transactions, events and key initiatives included the following:

  •
  In January, we began our mountain outpost operations comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a ropes challenge course, a climbing wall and other adventures.

  •
  In January, we entered into interest rate swap agreements for approximately two years that converted $55 million of variable rate debt to a fixed rate based on a 2-year LIBOR rate.

  •
  In February, Kapalua Bay Holdings, LLC achieved sufficient binding sales contracts to release the remaining funds under the construction loan agreement, subject to provisions of the loan agreement.

  •
  In March, our Board of Directors appointed Robert I. Webber as chief operating officer and executive vice president. Mr. Webber also continues to serve as our chief financial officer.

  •
  In March, the residential suites at the Ritz-Carlton, Kapalua began selling through our joint venture in the hotel.

  •
  In March, we announced that we would transfer the trading of our common stock to the New York Stock Exchange and, on April 2, 2008, MLP began trading on the NYSE.

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

        There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

CONSOLIDATED

	Three Months Ended March 31,
	2008	2007	change
	(in millions, except share amounts)
Consolidated Revenues	$25.4	$61.0	$(35.6)
Net Income (Loss)	$(0.7)	$15.7	$(16.4)
Basic Earnings (Loss) Per Common Share	$(0.09)	$2.12	$(2.21)

        We reported a net loss of $740,000 ($.09 per share) for the first quarter of 2008 compared to net income of $15.7 million ($2.12 per share) for the first quarter of 2007. Consolidated revenues for the first quarter of 2008 were $25.4 million compared to $61.0 million for the first quarter of 2007. Revenues for the first quarter of 2007 included $25 million from our sale of the land underlying the Ritz-Carlton, Kapalua hotel. All of our business segments reported lower operating profit for the first quarter of 2008 compared to the first quarter of 2007; however, the land sale transaction in the first quarter of 2007 is the single largest difference in results as compared to the first quarter of 2008.

  General and Administrative

        Consolidated general and administrative expenses decreased by 13%, or $1.5 million, from $11.7 million for the first quarter of 2007 to $10.2 million for the first quarter of 2008.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended March 31,
	2008	2007	change
	(in millions)
Salaries & wages	$2.4	$2.5	$(0.1)
Employee incentives & stock compensation	0.7	3.5	(2.8)
Professional services	1.3	2.1	(0.8)
Loss on asset disposals	1.2	—	1.2
Depreciation expense	0.5	0.3	0.2
Other	4.1	3.3	0.8

Total	$10.2	$11.7	$(1.5)

        The decrease in employee incentives and stock compensation was primarily due to restricted stock vesting in the first quarter of 2007 for certain officers and a payment in 2007 of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences to our Chairman imposed by section 409A of the Internal Revenue Code.

        The decrease in professional services primarily reflects increased work performed by our staff that was previously contracted to outside consultants and reduced requirements with regard to the Sarbanes-Oxley Act of 2002, Section 404 in the first quarter of 2008 compared to the first quarter of 2007.

        Loss on asset disposals primarily includes assets from the Agriculture segment related to the continuing restructuring of that business.

        The increase in depreciation expense reflects various computer system enhancements and software that were placed in service primarily in June through December of 2007.

        Other includes insurance, pensions and other benefits, charitable contributions, etc.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our management's evaluation of service provided to the operating segments.

  Interest Expense

        Interest expense was $1.5 million for the first quarter of 2008 compared to $711,000 for the first quarter of 2007. Interest incurred in the first quarter of 2008 was $1.7 million, of which $200,000 was capitalized to construction projects. In the first quarter of 2007, interest incurred was $1.1 million, of which $362,000 was capitalized to construction projects. Interest expense for the first quarter of 2008 includes $0.5 million representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 13). Higher interest expense in 2008 also reflects 65% higher average borrowings in the first quarter of 2008 compared to the first quarter of 2007. Our effective interest rate on borrowings was 5.6% in the first quarter of 2008 compared to 7.8% in the first quarter of 2007.

AGRICULTURE

	Three Months Ended March 31,
	2008	2007	change
	(in millions)
Revenues	$8.5	$13.7	$(5.2)
% of consolidated revenues	33%	22%
Operating Loss	$(5.6)	$(2.4)	$(3.2)

        Revenues for the Agriculture segment decreased by 38%, or $5.2 million, from $13.7 million for the first quarter of 2007 to $8.2 million for the first quarter of 2008, primarily due to a decrease in processed fruit sales. In the first quarter of 2007, processed fruit sales comprised approximately 46% of total revenues from the Agriculture segment. In the first quarter of 2008, pineapple juice sales comprised about 11% of the segment's revenues. The Agriculture segment produced an operating loss of $5.6 million for the first quarter of 2008 compared to an operating loss of $2.4 million for the first quarter of 2007. The 2008 period loss included approximately $0.9 million in equipment write-offs and $0.9 million increase in allowance for collections of certain accounts receivable. During 2007, we ceased all production of processed pineapple except for juice products. With the cessation of solid-packed canned products, we have focused our business on the sale of fresh premium pineapple. The increased loss for 2008 is largely indicative of the impact of the long growing period for pineapple as we increase plantings to service the fresh fruit market and shift plantings to West Maui where the weather is more conducive to our Maui Gold® variety.

  Fresh Pineapple Operations

        The case volume of fresh pineapple sales was higher by 43% for the first quarter of 2008 and revenue per case sold was lower by 15% in 2008 compared to the first quarter of 2007. Higher case sales volume is indicative of our concentration on the fresh fruit market, while the lower pricing reflects weather-related product issues that prevented us from achieving optimum pricing.

        The Agriculture segment cost of sales was lower by approximately 19% in the first quarter of 2008 compared to the first quarter of 2007, largely as a result of the lower processed sales volume, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost increased by 2% in the first quarter of 2008 compared to the first quarter of 2007 primarily because of the higher sales volume of fresh fruit, partially offset by lower average per unit shipping costs. Lower per unit costs were primarily due to shipping 98% of the fresh product by ocean freight in 2008 compared to 76% in 2007.

RESORT

	Three Months Ended March 31,
	2008	2007	change
	(in millions)
Revenues	$11.7	$11.7	$—
% of consolidated revenues	46%	19%
Operating Loss	$(2.3)	$(0.9)	$(1.4)

        Resort segment revenues of $11.7 million for the first quarter of 2008 were approximately the same as the first quarter of 2007. The Resort segment reported an operating loss of $2.3 million for the first quarter of 2008 compared to an operating loss of $0.9 million for the first quarter of 2007. Increased operating and marketing expenses in the first quarter of 2008, in particular for our new Mountain outpost and Adventure Center activities, as well as higher cost of product revenues, were the primary reasons for the increased operating loss compared to the first quarter of 2007.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 19% in the first quarter of 2008 compared to the first quarter of 2007 as a result of a decrease in paid rounds of golf, which was partially offset by an approximately 11% increase in average green and cart fees. Lower revenues from our golf operations were offset by increased revenues from the Kapalua Villas, reflecting a 5% increase in occupied rooms and an 8% higher average room rate. There were approximately 6% fewer rooms available in the first quarter of 2008 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program. Resort retail sales for the first quarter of 2008 were approximately 1% higher than the first quarter of 2007.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2008	2007	change
	(in millions)
Revenues	$4.6	$35.2	$(30.6)
% of consolidated revenues	18%	58%
Operating Profit	$8.1	$29.1	$(21.0)

        The Community Development segment reported an operating profit of $8.1 million for the first quarter of 2008 compared to $29.1 million for the first quarter of 2007. Revenues from this operating segment were $4.6 million for the first quarter of 2008 compared to $35.2 million for the first quarter of 2007. The reduction in revenues and operating profit primarily reflects the sale of the land underlying the Ritz-Carlton, Kapalua hotel included in results for the first quarter of 2007.

        Operating profit includes our equity in the income of Kapalua Bay Holdings, LLC, which was $9.4 million in the first quarter of 2008 compared to $1.9 million in the first quarter of 2007. In 2007, the joint venture began to recognize revenues and profits on the percentage-of-completion method from sale of the whole and fractional residential condominiums. The percentage of completion of the six residential buildings in this project ranged from 19% to 73% as of the end of March 2008. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Bay Holdings and other deferred costs related to the joint venture. See Note 9 to condensed consolidated financial statements.

  Real Estate Sales

        In the first quarter of 2008, we sold approximately 52 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of approximately $2.6 million and pre-tax profit of approximately $2.4 million. In the first quarter of 2007, we sold approximately 157 acres of non-core land in Upcountry Maui and recognized revenues and pre-tax profit of approximately $4.0 million. In addition, in March 2007, we sold approximately 49 acres underlying the Ritz-Carlton, Kapalua and recognized revenues of $25 million and a pre-tax gain of $24.8 million (see Note 10 to condensed consolidated financial statements).

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of 2007, 24 lot sales have closed escrow and the last lot remains in inventory at the end of the first quarter of 2008. We account for revenues and profit from this project on a percentage-of-completion method and the construction of the infrastructure improvement for this project was substantially complete in November of 2006. In the first quarter of 2007, two lot sales closed escrow and we recognized revenues of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At March 31, 2008, our total debt, including capital leases, was $93.2 million, compared to $61.7 million at December 31, 2007. The increase in outstanding debt in the first three months of 2008 was due primarily to negative cash flows from operating activities, our equity contribution to Kapalua Bay Holdings, LLC and expenditures for capital projects at the Kapalua Resort. At March 31, 2008, we had available credit lines of $41.7 million.

        In January 2008, we entered into a fixed-interest rate swap agreement with Wells Fargo, the effect of which was to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an average interest rate of 4.4% for approximately two years on $55.0 million of outstanding variable rate, revolving balances.

  Operating Cash Flows

        In the first three months of 2008, consolidated net cash used in operating activities was $15.4 million compared to net cash used in operating activities of $2.1 million for the first three months of 2007. By operating segment, these cash flows were approximately as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Agriculture	$(4.2)	$(3.2)
Resort	(3.5)	(0.6)
Community Development	(6.8)	2.2
Interest, taxes and other	(0.9)	(0.5)

Total	$(15.4)	$(2.1)

        The increase in cash used in operating activities in the first quarter of 2008 compared to the first quarter of 2007 is largely due to (1) operating losses from the Agriculture and Resort segments, (2) non-cash profit from our equity interest in Kapalua Bay Holdings, LLC, and (3) operating profit from non-core land sales that are reported as investing activities (also see Real Estate Sales Proceeds below).

        Cash flows from operating activities of the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. While there was a significant amount of new real estate product for sale at Kapalua Resort through our joint venture investees, we did not have any new product for sale except for one Honolua Ridge Phase II lot that remained in inventory at the end of 2007.

        In the first quarter of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on purchase money mortgages resulted in cash flows from operating activities of approximately $5.1 million.

  Real Estate Sales Proceeds

        In the first quarter of 2008, we sold approximately 52 acres of Upcountry Maui land that were considered non-core to our business, which resulted in net sales proceeds of $2.5 million. The cash proceeds from these sales were deposited with a qualified exchange intermediary in anticipation of reinvestment on a tax-deferred basis under Section 1031 of the Internal Revenue Code.

  Other Cash Inflows and Outflows

        In the first quarter of 2008, we made cash contributions totaling $7.8 million to Kapalua Bay Holdings, LLC pursuant to equity calls. We may be required to make additional cash contributions to the joint venture in the future (see Note 9).

  Future Cash Outflows

        The Resort segment capital expenditures for 2008 are expected to be approximately $4.6 million, which includes $700,000 for renovation to the Bay Course that began in 2007 and additional improvements at the Kapalua Resort. We expect the Agriculture segment to have capital expenditures of approximately $1.8 million in 2008, of which approximately $300,000 is for replacement of equipment. Capital expenditures for 2008 are expected to include approximately $0.5 million for upgrades and additions to information systems.

        Expenditures in 2008 for Community Development segment capital projects and deferred development costs are expected to be up to approximately $14 million. Additional project spending would depend on market conditions. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and may seek project specific non-recourse financing for some of the capital projects.

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

        We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swap is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 4.4%. The estimated fair value of these derivative instruments was a liability of approximately $0.5 million as of March 31, 2008.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.    Risk Factors

        Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. In the first quarter of 2008, there were no material changes from the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2007.

Item 5.    Other Information

        Restricted Share Agreement for Robert I. Webber—On May 7, 2008 the Company and Robert I. Webber entered into an agreement, effective as of March 3, 2008, for the grant of 25,000 shares of our restricted common stock to Mr. Webber. The restricted stock award was approved by our Board and communicated to Mr. Webber on March 3, 2008. The restricted shares will vest at a rate of 5,000 shares per year following the end of the fiscal years ending December 31, 2008, 2009, 2010, 2011 and 2012, provided that the performance criteria for the applicable year are achieved, as determined in the sole and complete discretion of the Committee. In addition, if any shares do not vest in a particular fiscal year, the shares will be available for additional vesting in the following years. For 2008, the restricted shares will vest upon the achievement of certain net income thresholds and the achievement of certain transactions. Specific performance criteria for fiscal years 2009 through 2012 shall be established by the Committee prior to the end of the first quarter of such fiscal year. All other terms and conditions are pursuant to the Restricted Stock Award Agreement and the Award Grant Notice, which are filed herewith as Exhibit 10.1.

        Amendment and Extension of Employment Agreement—On May 7, 2008, the Company and Robert I. Webber entered into an amendment and extension of employment agreement. The agreement extends the term of Mr. Webber's employment by two years to April 30, 2010 and amends his annual base salary to $400,000 effective as of March 3, 2008. The agreement is filed herewith as Exhibit 10.2.

Item 6.    Exhibits

        The following exhibits are filed herewith:

(10)	Material Contracts
	10.1	Restricted Share Agreement and Award Grant Notice, dated as of May 7, 2008, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
	10.2	Amendment and Extension of Employment Agreement, executed on May 7, 2008, between Maui Land & Pineapple Company, Inc. and Robert I. Webber.
	10.3	Waiver and Amendment No. 2 to Registration Rights Agreement, dated as of April 30, 2008, by and among Maui Land & Pineapple Company, Inc., Ohana Holdings, LLC, and ZG Ventures, LLC.
(31)		Rule 13a—14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
May 7, 2008 Date	/s/ ROBERT I. WEBBER Robert I. Webber Chief Operating Officer, Chief Financial Officer & Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Restricted Share Agreement and Award Grant Notice, dated as of May 7, 2008, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber.(1)
10.2	Amendment and Extension of Employment Agreement, executed on May 7, 2008, between Maui Land & Pineapple Company, Inc. and Robert I. Webber.(1)
10.3	Waiver and Amendment No. 2 to Registration Rights Agreement, dated as of April 30, 2008, by and among Maui Land & Pineapple Company, Inc., Ohana Holdings, LLC, and ZG Ventures, LLC.(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

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
PART II OTHER INFORMATION
  Item 1A. Risk Factors
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX