Form 10-Q
period 2008-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2008-08-08
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, no par value	8,170,895 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

 PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	6/30/08	12/31/07
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$2,937	$1,991
Accounts and notes receivable	8,246	10,227
Inventories	16,692	11,168
Other current assets	4,129	3,735

Total current assets	32,004	27,121

Property	243,792	238,623
Accumulated depreciation	(100,776)	(98,076)

Property—net	143,016	140,547

Investments in affiliates	82,088	59,792
Other assets	47,281	43,716

Total	$304,389	$271,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$1,939	$1,631
Trade accounts payable	11,921	15,776
Other current liabilities	8,634	10,898

Total current liabilities	22,494	28,305

Non-Current Liabilities
Long-term debt and capital lease obligations	103,527	60,077
Accrued retirement benefits	29,383	29,349
Other non-current liabilities	22,331	23,178

Total non-current liabilities	155,241	112,604

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, no par value—23,000,000 shares authorized, 7,959,850 and 7,959,154 issued and outstanding	34,218	34,168
Additional paid-in capital	7,870	6,769
Retained earnings	85,812	90,576
Accumulated other comprehensive loss	(1,246)	(1,246)

Stockholders' Equity	126,654	130,267

Total	$304,389	$271,176

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	6/30/08	6/30/07
	(in thousands except share amounts)
Operating Revenues
Product revenues	$10,268	$30,332
Service revenues	7,293	8,358

Total Operating Revenues	17,561	38,690

Operating Costs and Expenses
Cost of product revenues	7,410	18,330
Cost of service revenues	9,988	10,016
Shipping and marketing	3,071	4,170
General and administrative	8,182	8,234
Pineapple restructuring charges (Note 17)	—	5,416

Total Operating Costs and Expenses	28,651	46,166

Operating Loss	(11,090)	(7,476)
Equity in income of affiliates	12,024	2,225
Interest expense	(550)	(333)
Interest income	47	350

Income (Loss) Before Income Taxes	431	(5,234)
Income Tax (Expense) Benefit	(159)	1,724

Net Income (Loss)	272	(3,510)
Retained Earnings, Beginning of Period	85,540	98,279

Retained Earnings, End of Period	$85,812	$94,769

Earnings (Loss) Per Common Share
Basic	$0.03	$(0.44)
Diluted	$0.03	$(0.44)

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Six Months Ended
	6/30/08	6/30/07
	(in thousands except share amounts)
Operating Revenues
Product revenues	$25,540	$80,419
Service revenues	17,390	19,254

Total Operating Revenues	42,930	99,673

Operating Costs and Expenses
Cost of product revenues	18,095	31,516
Cost of service revenues	19,952	19,092
Shipping and marketing	6,877	7,318
General and administrative	18,352	19,899
Pineapple restructuring charges (Note 17)		5,416

Total Operating Costs and Expenses	63,276	83,241

Operating Income (Loss)	(20,346)	16,432
Equity in income of affiliates	21,399	4,083
Interest expense	(1,942)	(1,044)
Interest income	202	641

Income (Loss) Before Income Taxes	(687)	20,112
Income Tax (Expense) Benefit	219	(7,908)

Net Income (Loss)	(468)	12,204
Retained Earnings, Beginning of Period	90,576	82,765
Cumulative impact of change in accounting for pineapple inventories (see Note 6)	326	—
Cumulative impact of change in accounting for revenues from real estate sales (EITF 06-8—see Note 8)	(4,622)	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—see Note 14)	—	(200)

Retained Earnings, End of Period	$85,812	$94,769

Earnings (Loss) Per Common Share
Basic	$(0.06)	$1.59
Diluted	$(0.06)	$1.58

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	6/30/08	6/30/07
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$(25,678)	$8,129

Investing Activities
Purchases of property	(9,707)	(14,210)
Contributions to affiliates	(7,756)	—
Proceeds from disposal of property	3,870	37,583
Other	(2,962)	(5,596)

Net Cash Provided by (Used in) Investing Activities	(16,555)	17,777

Financing Activities
Payments of long-term debt and capital lease obligations	(10,935)	(63,361)
Proceeds from long-term debt	54,100	29,150
Stock option exercises	14	1,422
Stock issuance	—	14,944

Net Cash Provided by (Used in) Financing Activities	43,179	(17,845)

Net Increase in Cash and Cash Equivalents	946	8,061
Cash and Cash Equivalents at Beginning of Period	1,991	1,143

Cash and Cash Equivalents at End of Period	$2,937	$9,204

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $1,769,000 and $995,000 was paid during the six months ended June 30, 2008 and 2007, respectively. Income taxes of ($2,410,000) and $277,000 were (refunded) paid during the six months ended June 30, 2008 and 2007, respectively.

        Non-Cash Investing Activities—

  •
  In 2008, net cash sales proceeds of $2.5 million were deposited with a qualified exchange intermediary for reinvestment on a tax-deferred basis.

  •
  In 2008, short-term notes receivable of $1.3 million were obtained in the sale of non-core land parcels and other property.

  •
  Property acquired under capital leases was $593,000 in 2008.

  •
  Amounts included in trade accounts payable for additions to property and other assets totaled $3,135,000 and $4,087,000 at June 30, 2008 and 2007, respectively.

  See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended June 30, 2008 and 2007. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Net income (loss) was equal to comprehensive income (loss) for the interim periods ended June 30, 2008 and 2007.

4.
The effective tax rate for 2008 and 2007 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,199,000 and $327,000 at June 30, 2008 and December 31, 2007, respectively.

6.
Inventories as of June 30, 2008 and December 31, 2007 were as follows:

	6/30/08	12/31/07
	(in thousands)
Pineapple products—finished goods	5,501	$1,112
Real estate held for sale	3,255	3,255
Merchandise, materials and supplies	7,936	6,801

Total Inventories	$16,692	$11,168

          Effective January 1, 2008, the Company changed its method of accounting for pineapple juice inventory from the Last-In, First-Out ("LIFO") method to the First-In, First-Out ("FIFO") method, which is the method used for fresh pineapple fruit inventory. The Company did not apply the accounting change to its previous inventories of processed solid-pack pineapple products, as the Company ceased all processing and canning of solid-pack pineapple products in 2007 and had no inventory as of January 1, 2008. The Company expects that a single method of accounting for both fresh fruit and processed juice will improve the clarity of the Company's financial results by more clearly reflecting periodic income. The Company believes the FIFO method is preferable to the LIFO method because it 1) provides better matching of inventory costs to revenues, 2) eliminates the non-cash earnings that have resulted from past LIFO liquidations and from future liquidations that are likely to occur, 3) better reflects the physical flow of inventories, and 4) more closely reflects the current cost of inventories on the Company's consolidated balance sheet. The effect of the accounting change would not have been material to the Company's previously issued condensed consolidated financial statements for quarterly periods during 2007, or to the Company's consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. As a result, the Company has not made any adjustments to reflect a retrospective application to its prior financial statements; rather the Company recorded the cumulative effect of this change of $326,000 (net of income taxes of $191,000) as an increase to retained earnings as of January 1, 2008, with associated increases in inventory and deferred tax liabilities.

          For comparability purposes, the Company's net income for the quarter ended June 30, 2008, would have been approximately $17,000 higher (no change to earnings per share), and its net loss for the six-month period ended June 30, 2008 would have been approximately $232,000 lower ($0.03 per diluted share), if the Company's pineapple juice inventories were accounted for under the LIFO method.

7.
Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	7,957,850	7,925,228	7,960,435	7,674,202
Diluted	8,013,194	7,925,228	7,960,435	7,745,694

          For the three months ended June 30, 2007 and for the six months ended June 30, 2008, potentially dilutive common shares of 67,954 and 47,970, respectively, from stock-based compensation are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earnings (loss) per share amounts (i.e., decrease loss per common share).

8.
Recently Issued Accounting Pronouncements

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (i) how and why derivative instruments are used; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended; and (iii) how derivative instruments and related hedged items affect the Company's financial position, results of operations, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the disclosures in the consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S.

  generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have any effect on the Company's consolidated financial statements.

9.
Kapalua Bay Holdings, LLC

          The Company's equity in the income of Kapalua Bay Holdings, LLC ("Bay Holdings") was $21.4 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively, and $12.0 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. Upon formation of Bay Holdings in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Bay Holdings recorded the contribution at its fair value of $25 million. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture. At June 30, 2008, the six residential buildings in the project were approximately 29% to 86% complete.

          As of January 1, 2008, Bay Holdings adopted EITF 06-8. The cumulative effect of adopting EITF 06-8 of $12.5 million was recorded as a reduction to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment to its opening retained earnings for 2008 (see Note 8).

          In July 2006, Bay Holdings entered into a Construction Loan Agreement with Lehman Brothers Holdings Inc. ("Lehman") for the lesser of $370 million or 61.6% of the total projected cost of the project. Disbursements under the loan agreement are contingent upon, among other things, no event of default or material adverse change occurring with respect to Bay Holdings or its project. The loan is not revolving in nature and amounts repaid may not be subsequently advanced. All loan proceeds disbursed shall be used only for specified budgeted items for which such proceeds were advanced. Lehman was not obligated to make loan advances exceeding $85 million until sales of residential units equaled or exceeded $285.0 million. In the first quarter of 2008, Bay Holdings achieved the binding sales commitment threshold and the remaining loan funds were released, subject to the provisions of the loan agreement, which require that Bay Holdings' equity cannot fall below approximately 38% of the total project cost and that any change orders will be funded by members' equity.

          For the six months ended June 30, 2008, the Company made cash contributions of $7.8 million to Bay Holdings.

          Summarized operating information for Bay Holdings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$66,348	$24,876	$124,442	$44,390
Expenses	46,726	21,864	89,170	38,778

Net Income	$19,622	$3,012	$35,272	$5,612

10.
Ritz-Carlton, Kapalua Hotel JV

          On March 28, 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C. (the "Hotel JV"), which owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the partial sale of the land. In January 2008, the Company chose to not fund its portion of a cash call totaling $2.6 million, which resulted in a dilution of its interest in the Hotel JV to approximately 16%.

          Certain dilution provisions provide that should the Company choose not to fund additional cash calls, if any, its interest will be reduced by the aggregate amount of the increase in the percentage interests of all contributing members, but in no event shall the Company's percentage interest be reduced below 10%.

          In July 2007, the hotel closed for a major renovation and conversion of 250 hotel rooms into 107 condominium units. The hotel reopened in December 2007 and, in March 2008, the Hotel JV began selling the residential suite condominiums.

11.
Stock-Based Compensation

          The total compensation expense recognized for stock-based compensation was $1,242,000 and $2,862,000 for the six months ended June 30, 2008 and 2007, respectively, and $604,000 and $811,000 for the three months ended June 30, 2008 and 2007, respectively. The total tax benefit related thereto was $447,000 and $757,000 for the six months ended June 30, 2008 and 2007, respectively, and $217,000 and $328,000 for the three months ended June 30, 2008 and 2007, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5.4% and 5.2%, for the six months ended June 30, 2008 and 2007, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

          A summary of stock option award activity as of and for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2007	822,833	$32.51
Granted	—	—	—
Exercised	(500)	$27.25	$10.07
Forfeited or Cancelled	(36,000)	$33.46	$13.85

Outstanding at June 30, 2008	786,333	$32.47	$13.28	6.5	$511

Exercisable at June 30, 2008	437,437	$31.27	$12.95	5.6	$332

Expected to Vest at June 30, 2008(2)	262,322	$33.99	$13.70	7.7	$179

(1)
For in-the-money options

(2)
Options expected to vest reflect estimated forfeitures

        Additional stock option information for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
Weighted average grant-date fair value for options granted during the period	n/a	$13.36
Intrinsic value of options exercised $(000)	$4	$759
Cash received from option exercises $(000)	$14	$1,422
Tax benefit from option exercises $(000)	$—	$—
Fair value of shares vested during the period $(000)	$1,149	$1,128

        For the six months ended June 30, 2007, the fair value of the Company's stock options awarded to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Expected life of options in years	6.5
Expected volatility	31.5%
Risk-free interest rate	4.7%
Expected dividend yield	—

        As of June 30, 2008, there was $4,075,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

        In the six months ended June 30, 2008, 84,000 shares of restricted stock were granted to certain directors and officers pursuant to the 2006 Equity and Incentive Award Plan. The shares will vest subject to achievement of certain performance measures. In the first six months of 2008, 4,000 shares of restricted stock vested as directors' service requirements were met. The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2008 and 2007 was $24.42 and $32.34, per share, respectively.

        A summary of the activity for restricted stock awards as of and for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2007	146,795	$34.39
Granted	84,000	$24.42
Vested	(4,000)	$35.22
Forfeited or Cancelled	(15,750)	$32.96

Nonvested balance at June 30, 2008	211,045	$31.18

12.
Components of Net Periodic Benefit Cost

          The net periodic benefit costs for pension and other post-retirement benefits for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Pension Benefits
Service cost	$475	$435	$950	$869
Interest cost	856	848	1,712	1,697
Expected return on plan assets	(944)	(863)	(1,888)	(1,726)
Amortization of prior service cost	13	12	26	23
Amortization of transition liability	5	6	10	12
Recognized actuarial loss	56	156	112	312
Contractual termination benefits	—	369	—	369
Curtailment loss	—	27	—	27

Net expense	$461	$990	$922	$1,583

Other Benefits
Service cost	$79	$76	$158	$151
Interest cost	212	199	424	398
Amortization of prior service cost	—	(8)	—	(16)
Recognized actuarial (gain)	(96)	(122)	(192)	(244)
Special termination benefits	—	36	—	36
Curtailment (gain)	—	(138)	—	(138)

Net expense	$195	$43	$390	$187

          During 2008, the Company expects to contribute $1.1 million to its defined benefit pension plans and $776,000 to its other post-retirement benefit plans.

13.
Fair Value of Financial Instruments

          The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 and there was no material impact to the consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

            Level 1: Quoted market prices in active markets for identical assets or liabilities.

            Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

            Level 3: Unobservable inputs that are not corroborated by market data.

          In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements is to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest of approximately 4.4% based on a 2-year fixed

  LIBOR rate. The transactions were not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense. The fair value of the derivatives at June 30, 2008 was $0.3 million, which represents the estimated amount the Company would receive to terminate the swap agreements and is included in other current assets on the condensed consolidated balance sheet. The valuations of the derivative instruments have been classified as Level 2 fair value measurements as defined in SFAS No. 157.

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

          At June 30, 2008, the Company had a liability of $506,000 for unrecognized tax benefits and interest thereon of $415,000. At June 30, 2008, $4.0 million of unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

15.
Operating Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Operating Revenues
Agriculture	$5,274	$13,224	$13,735	$26,970
Resort	8,197	8,911	19,888	20,566
Community Development	3,699	16,108	8,297	51,342
Other	391	447	1,010	795

Total Operating Revenues	$17,561	$38,690	$42,930	$99,673

Operating Profit (Loss)(1)
Agriculture	$(4,594)	$(10,595)	$(10,241)	$(12,991)
Resort	(5,161)	(2,766)	(7,437)	(3,670)
Community Development	10,975	8,116	19,056	37,211
Other	(286)	(6)	(325)	(35)

Total Operating Profit (Loss)	934	(5,251)	1,053	20,515
Interest Expense	(550)	(333)	(1,942)	(1,044)
Interest Income	47	350	202	641
Income Tax (Expense) Benefit	(159)	1,724	219	(7,908)

Net Income (Loss)	$272	$(3,510)	$(468)	$12,204

    (1)
    Operating Profit (Loss) for the Community Development segment includes equity in earnings from the Kapalua Bay Holdings joint venture (see Note 9).

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

          At June 30, 2008, the Company had commitments under signed contracts totaling $10.6 million, which primarily relate to real estate development projects.

17.
Pineapple Operations Restructuring

          In June 2007, the Company ceased substantially all canning and processing of solid-pack pineapple products and recorded net charges totaling $5.4 million consisting principally of net losses on the disposition of assets, the loss on a long-term purchase supply contract and employee severance expense.

          On July 25, 2008, the Company announced plans to reduce the size of its workforce by approximately 274 positions or about 25%. The reduction will be accomplished by consolidating certain departments and functions, and by down-sizing the Company's pineapple operations by approximately 204 positions. The decision was made in response to the weak economy, the rising cost of energy and the high consumption of cash and operating losses of the pineapple operations.

          The Company estimates that severance and other transition charges for the pineapple and other operations will be approximately $2.5 million in the third quarter of 2008. The Company is continuing to evaluate the cost of the planned change in pineapple operations and expects to incur additional costs in 2008.

18.
Subsequent Event

          On July 28, 2008, the Company issued $40 million in aggregate principal amount of senior secured convertible notes. The proceeds from this financing were used to re-pay $28,000,000 of debt under the Company's revolving lines of credit with interest rates that floated with the prime rate (currently 5%) and a $9.7 million, 6.93% fixed rate term loan that matured through 2026. The convertible notes bear interest at 5.875% per annum. At the option of the holders of the notes, the notes are convertible into Common Stock. The initial conversion price is $33.50 per share, subject to reset on the date that is 18 months following closing, but not below $30.00 per share. The conversion price is also subject to other customary adjustments. The Company has certain mandatory conversion rights after July 28, 2010. The convertible debt is secured by specified assets of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the "Company," "we," "our," and "us," refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

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

  Agriculture

        The Agriculture segment primarily includes growing, packing, and marketing of fresh pineapple. Our pineapple is sold under the brand names Maui Gold® and Hawaiian Gold™. We also grow and market fresh organic pineapple. In 2007, a portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007.

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

  Resort

        The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Kapalua Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, a vacation rental program (the "Kapalua Villas"), and provide certain services to the Kapalua Resort. We currently have approximately 227 units in our Kapalua Villas vacation rental program. In late December 2007, our new Kapalua Adventure Center opened and in January 2008, our Mountain Outpost began operations. The Adventure Center is located in the former Village Clubhouse and includes a retail area featuring outdoor clothing and gear, a café and is the check-in point for the Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities.

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

        The Community Development segment also includes the management of several leases, including the ground lease underlying The Ritz-Carlton, Kapalua (through March 28, 2007). On March 28, 2007, we sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings LLC, (the "Hotel JV") the lessee under the ground lease for $25 million in cash at closing and a 21.4% interest in the Hotel JV (see Note 10 to condensed consolidated financial statements). The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 9 to condensed consolidated financial statements). Kapalua Bay Holdings, LLC demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of June 30, 2008, the percentage completion of the six residential buildings ranged from approximately 29% to 86%.

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

Current Developments

        In the second quarter of 2008, all of our business segments were negatively affected by the rising price of energy, recent airline closures and continuing stress in the financial markets. Real estate sales have slowed considerably; and while a sizable portion of our guests at Kapalua Resort are at the higher end of the visitor market and thus less affected by general economic conditions, Kapalua Resort was impacted by the reduced visitor counts to Maui and to the State of Hawaii. In our pineapple operations, rapidly rising energy prices affected the cost of fertilizers, packaging and other materials, and the cost of transporting fruit to markets, and fruit, equipment and employees between our locations. In May 2008, we launched an initiative to identify savings through elimination of redundancies and through structural changes to gain efficiencies that will help us to thrive in this new economic environment. Pursuant to this initiative and the change in our pineapple operations as discussed in Note 17 above, on July 25, 2008, we began to restructure our businesses and announced the reduction of 274 positions.

        Some of our other second quarter of 2008 significant transactions and events included the following:

  •
  In April, our common stock began trading on the NYSE.

  •
  In April, we announced the resignation of Gerard Watts, Vice President/ General Manager of our Agriculture segment that was effective on May 9, 2008. Upon the resignation of Mr. Watts, we assigned a new temporary general manager and certain new middle management positions, and terminated other middle management positions in the Agriculture segment.

  •
  In June, Merriman's Kapalua, a fine dining restaurant opened in a newly renovated location on Kapalua Bay. The site of the former Bay Club restaurant had been closed since August 2004.

  •
  In June, we entered into an agreement with WTS International, Inc. to perform pre-opening services and to operate the spa that will be located adjacent to the condominiums currently being constructed by Kapalua Bay Holdings, LLC (Note 9 to condensed consolidated financial statements). We expect to open the spa by mid- 2009.

  •
  In June, we sold 59 acres of non-core land in Upcountry Maui for $1.8 million.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

CONSOLIDATED

	Three Months Ended June 30,
	2008	2007	change
	(in millions, except share amounts)
Consolidated Revenues	$17.6	$38.7	$(21.1)
Net Income (Loss)	$0.3	$(3.5)	$3.8
Basic Earnings (Loss) Per Common Share	$0.03	$(0.44)	$0.47

        We reported net income of $272,000 ($.03 per share) for the second quarter of 2008 compared to a net loss of $3.5 million ($.44 per share) for the second quarter of 2007. Consolidated revenues for the second quarter of 2008 were $17.6 million compared to $38.7 million for the second quarter of 2007. Increased income from our equity in Kapalua Bay Holdings, LLC in the second quarter of 2008 more than offset lower results from the sale of real estate, and from our Agriculture and Resort segments. The second quarter of 2007 also included $5.4 million of direct restructuring charges related to our pineapple operations.

  General and Administrative

        Consolidated general and administrative expenses of $8.2 million for the second quarter of 2008 were approximately equal to the second quarter of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended June 30,
	2008	2007	change
	(in millions)
Salaries & wages	$2.2	$2.5	$(0.3)
Employee incentives & stock compensation	0.6	1.0	(0.4)
Professional & other services	1.3	1.0	0.3
Loss on asset disposal	0.6	0.1	0.5
Other	3.5	3.6	(0.1)

Total	$8.2	$8.2	$—

        The decrease in salaries & wages in the second quarter of 2008 compared to the second quarter of 2007 is due to a reduction in the number of employees in the Agriculture segment and corporate services; and decreased incentive expense in 2008 reflects accruals that are based on attaining specific financial and other measures.

        The increase in professional services in the second quarter of 2008 reflects strategic planning and public relations initiatives in 2008.

        Loss on asset disposal for the second quarter of 2008 was primarily due to the write-off of excess equipment at Kapalua Resort.

        Other includes insurance, pensions and other fringe benefits, charitable contributions, etc.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our management's evaluation of service provided to the operating segments.

  Interest Expense

        Interest expense was $550,000 for the second quarter of 2008 compared to $333,000 for the second quarter of 2007. Interest incurred in the second quarter of 2008 was $608,000, of which $58,000 was capitalized to construction projects. In the second quarter of 2007, interest incurred was $763,000, of which $430,000 was capitalized to construction projects. Interest expense for the second quarter of 2008 includes a credit of $860,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 13 to condensed consolidated financial statements). Higher interest expense in 2008 also reflects increased average borrowings in the second quarter of 2008 compared to the second quarter of 2007. Our effective interest rate on borrowings was 5.0% in the second quarter of 2008 compared to 7.9% in the second quarter of 2007.

AGRICULTURE

        Agriculture

	Three Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$5.3	$13.2	$(7.9)
% of consolidated revenues	31%	34%
Operating Loss	$(4.6)	$(10.6)	$6.0

        Revenues for the Agriculture segment decreased by 60%, or $7.9 million, from $13.2 million for the second quarter of 2007 to $5.3 million for the second quarter of 2008, primarily due to a decrease in processed fruit sales. In the second quarter of 2007, processed fruit sales comprised approximately 39% of total revenues from the Agriculture segment. In the second quarter of 2008, processed pineapple sales are comprised of juice sales only. The Agriculture segment produced an operating loss of $4.6 million for the second quarter of 2008 compared to an operating loss of $10.6 million for the second quarter of 2007.

        During 2007, we ceased all production of processed pineapple except for juice products. With the cessation of solid- packed canned products, we have focused our business on the sale of fresh premium pineapple. The operating loss for the second quarter of 2007 includes $5.4 million of direct charges related to the restructuring of our pineapple operations. Continued operating losses in 2008 reflect issues at our fresh fruit packing facility and weather-related problems that affected the quality of our fresh product as well as increased costs of operations.

  Fresh Pineapple Operations

        The case volume of fresh pineapple sales was lower by 44% for the second quarter of 2008 and revenue per case sold was lower by 2% in 2008 compared to the second quarter of 2007. Lower case sales volume and pricing in the second quarter of 2008 were due to delayed ripening of the fruit and product quality issues that resulted in the disposal of significant quantities of product.

        The Agriculture segment cost of sales was lower by approximately 53% in the second quarter of 2008 compared to the second quarter of 2007, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line, because of lower production volumes and fixed costs, and due to disposal of fruit as a result of quality problems. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 51% in the second quarter of 2008 compared to the second quarter of 2007 primarily because of lower volume of sales, partially offset by higher average per unit shipping cost. Average shipping cost increased in 2008 because it was necessary to ship more products by air freight rather than by ocean transportation to compensate for the delayed ripening of fruit.

RESORT

	Three Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$8.2	$8.9	$(0.7)
% of consolidated revenues	47%	23%
Operating Loss	$(5.2)	$(2.8)	$(2.4)

        Resort segment revenues decreased by 8% or $0.7 million, from $8.9 million in the second quarter of 2007 to $8.2 million for the second quarter of 2008. The Resort segment reported an operating loss of $5.2 million for the second quarter of 2008 compared to an operating loss of $2.8 million for the second quarter of 2007. Increased operating and marketing expenses in the second quarter of 2008, in particular for our new Mountain Outpost and Adventure Center activities, and reduced visitor arrivals and occupancy at the Resort were the primary reasons for the increased operating loss compared to the second quarter of 2007.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 25% in the second quarter of 2008 compared to the second quarter of 2007 as a result of a decrease in paid rounds of golf, which was partially offset by an approximately 3% increase in average green and cart fees. Revenues from the Kapalua Villas were also less in the second quarter of 2008 compared to the second quarter of 2007 reflecting a 22% decrease in occupied rooms and a 6% lower average room rate. There were approximately 6% fewer rooms available in the second quarter of 2008 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program. Resort retail sales for the second quarter of 2008 were approximately 5% higher than the second quarter of 2007.

COMMUNITY DEVELOPMENT

	Three Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$3.7	$16.1	$(12.4)
% of consolidated revenues	21%	42%
Operating Profit	$11.0	$8.1	$2.9

        The Community Development segment reported an operating profit of $11.0 million for the second quarter of 2008 compared to $8.1 million for the second quarter of 2007. Revenues from this operating segment were $3.7 million for the second quarter of 2008 compared to $16.1 million for the second quarter of 2007. The reduction in revenues reflect lower revenues from real estate sales in the second quarter of 2008, while the increased operating profit reflect increased income from Kapalua Bay Holdings, LLC.

        Operating profit includes our equity in the income of Kapalua Bay Holdings, LLC, which was $12.0 million in the second quarter of 2008 compared to $2.2 million in the second quarter of 2007. In 2007, the joint venture began to recognize revenues and profits on the percentage-of-completion method from sale of the whole and fractional residential condominiums. The percentage of completion of the six residential buildings in this project ranged from 29% to 86% as of the end of June 2008. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Bay Holdings and other deferred costs related to the joint venture. See Note 9 to condensed consolidated financial statements.

  Real Estate Sales

        In the second quarter of 2008, we sold approximately 59 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of $1.8 million and pre-tax profit of approximately $1.7 million. In the second quarter of 2007, we sold approximately 181 acres of non-core land in Upcountry Maui and recognized revenues and pre-tax profit of approximately $2.8 million.

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of 2007, 24 lot sales have closed escrow and the last lot remains in inventory at the end of the second quarter of 2008. We account for revenues and profit from this project on a percentage-of-completion method and the construction of the infrastructure improvement for this project was substantially complete in November of 2006. In the second quarter of 2007, five lot sales closed escrow and we recognized revenues of $9.9 million.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

CONSOLIDATED

	Six Months Ended June 30,
	2008	2007	change
	(in millions, except share amounts)
Consolidated Revenues	$42.9	$99.7	$(56.8)
Net Income (Loss)	$(0.5)	$12.2	$(12.7)
Basic Earnings (Loss) Per Common Share	$(0.06)	$1.59	$(1.65)

        We reported a net loss of $468,000 ($.06 per share) for the first six months of 2008 compared to net income of $12.2 million ($1.59 per share) for the same period in 2007. Consolidated revenues for the first six months of 2008 were $42.9 million compared to $99.7 million for the first six months of 2007. Lower revenues primarily reflect a reduction in real estate sales in 2008 and cessation of the sale of solid-pack pineapple products in the second half of 2007. Increased income from our equity interest in Kapalua Bay Holdings, LLC partially offset lower revenues and operating profit from our business segments.

  General and Administrative

        Consolidated general and administrative expenses decreased by 8%, or $1.5 million to $18.4 million for the first six months of 2008 from $19.9 million for the first six months of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Six Months Ended June 30,
	2008	2007	change
	(in millions)
Salaries & wages	$4.6	$5.1	$(0.5)
Employee incentives & stock compensation	1.3	4.3	(3.0)
Professional & other services	3.0	3.2	(0.2)
Loss on asset disposal	1.7	0.1	1.6
Other	7.8	7.2	0.6

Total	$18.4	$19.9	$(1.5)

        General and administrative salaries & wages were lower in the first six months of 2008 compared to the same period in 2007 due to a reduction in the number of employees in the Agriculture segment and in corporate services.

        The decrease in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment in 2007 of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences to our Chairman imposed by section 409A of the Internal Revenue Code.

        The decrease in professional services primarily reflects increased work performed by our staff that was previously contracted to outside consultants and reduced requirements with regard to the Sarbanes-Oxley Act of 2002, Section 404 in the first six months of 2008 compared to the first six months of 2007.

        Loss on asset disposals primarily includes assets from the Agriculture segment related to the continuing restructuring of that business and the write-off of excess equipment at Kapalua Resort.

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

  Interest Expense

        Interest expense was $1.9 million for the first six months of 2008 compared to $1.0 million for the first six months of 2007. Interest incurred in the first six months of 2008 was $2.2 million of which $258,000 was capitalized to construction projects. In the first six months of 2007, interest incurred was $1.8 million of which $792,000 was capitalized to construction projects. Interest expense for the first six months of 2008 includes a credit of $339,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 13 to condensed consolidated financial statements). Our effective interest rate on borrowings was 5.2% for the first six months of 2008 compared to 7.8% for the first six months of 2007. The increase in interest expense was due primarily to higher average borrowings in the first six months of 2008.

AGRICULTURE

	Six Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$13.7	$27.0	$(13.3)
% of consolidated revenues	32%	27%
Operating Loss	$(10.2)	$(13.0)	$2.8

        The Agriculture segment produced an operating loss of $10.2 million for the first six months of 2008 compared to an operating loss of $13.0 million for the first six months of 2007. Revenues for the first six months of 2008 were $13.7 million or 49% lower than the first six months of 2007, primarily due to a reduction in sales of processed products. In the first six months of 2007, processed pineapple sales comprised approximately 46% of total revenues from the Agriculture segment. Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (see Note 17 to condensed consolidated financial statements). Therefore, in the first six months of 2008, processed pineapple sales are comprised solely of juice sales.

        The operating loss for the first six months of 2007 includes approximately $5.4 million of direct charges related to the restructuring of our pineapple operations. Continued operating losses in 2008 reflect issues at our fresh fruit packing facility and weather-related problems that affected the quality of our fresh product as well as increased our cost of operations.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales decreased by approximately 8% in the first six months of 2008 compared to the first six months of 2007, and revenue per case was lower by approximately 9% in the first six months of 2008 compared to the first six months of 2007. Lower case sales volume and pricing in 2008 were due to delayed ripening of the fruit and product quality issues that prevented us from achieving optimum pricing and resulted in the disposal of significant volume of product.

        The Agriculture segment cost of sales was lower by approximately 38% in the first six months of 2008 compared to the first six months of 2007, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line, because of lower production volumes and fixed costs, and due to disposal of fruit as a result of quality problems. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 27% in the first six months of 2008 compared to the first six months of 2007 primarily because of lower volume of sales, partially offset by higher average per unit shipping cost. Average shipping cost increased in 2008 because it was necessary to ship more products by air freight rather than by ocean transportation to compensate for the delayed ripening of fruit.

RESORT

	Six Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$19.9	$20.6	$(0.7)
% of consolidated revenues	46%	21%
Operating Loss	$(7.4)	$(3.7)	$(3.7)

        The Resort segment reported an operating loss of $7.4 million for the first six months of 2008 compared to an operating loss of $3.7 million for the first six months of 2007. Resort segment revenues were $19.9 million or 3% lower for the first six months of 2008 compared to the same period in 2007. A reduction in rounds of golf primarily because of the closure of the Village Course at the end of February 2007, and operating and marketing expense for our new Mountain Outpost and Adventure Center activities in 2008 were largely responsible for the increased operating loss.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 20% in the first six months of 2008 compared to the first six months of 2007 as a result of a decrease in paid rounds of golf, which was partially offset by an approximately 8% increase in average green and cart fees. Revenues from the Kapalua Villas were also less in the first six months of 2008 compared to the first six months of 2007 reflecting an 8% decrease in occupied rooms, partially offset by 3% increase in average room rate. There were approximately 6% fewer rooms available in the first six months of 2008 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program. Resort retail sales for the first six months of 2008 were approximately 3% higher than the same period in 2007.

COMMUNITY DEVELOPMENT

	Six Months Ended June 30,
	2008	2007	change
	(in millions)
Revenues	$8.3	$51.3	$(43.0)
% of consolidated revenues	19%	51%
Operating Profit	$19.1	$37.2	$(18.1)

        The Community Development segment reported an operating profit of $19.1 million for the first six months of 2008 compared to $37.2 million for the first six months of 2007. Revenues from this operating segment decreased by $43.0 million to $8.3 million for the first half of 2008 compared to $51.3 million for the first half of 2007. The reduction in revenues primarily reflects our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007 (see Note 10 to condensed consolidated financial statements).

        Our equity in the income of Kapalua Bay Holdings, LLC was $21.4 million in the first six months of 2008 compared to $4.1 million in the first six months of 2007. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the sales of whole and fractional residential condominiums. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay Holdings, LLC and other deferred costs related to the joint venture. See Note 9 to condensed consolidated financial statements.

  Real Estate Sales

        In the first six months of 2008, we sold approximately 111 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of $4.4 million and pre-tax profit of approximately $4.1 million. In the first six months of 2007, we sold approximately 338 acres of non-core Upcountry Maui property in two land sales transactions and recognized revenues and pre-tax gains of approximately $6.8 million from those land sales. In addition, in March 2007 we sold the approximately 49 acres of land underlying the Ritz-Carlton, Kapalua hotel and recognized a pre-tax gain of $24.8 million (see Note 10 to condensed consolidated financial statements).

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of 2007, 24 lot sales have closed escrow and the last lot remains in inventory at June 30, 2008. We account for revenues and profit from this project on a percentage-of-completion method and the construction of the infrastructure improvement for this project was substantially complete in November of 2006. In the first six months of 2007, seven lot sales closed escrow and we recognized revenues of $14.7 million.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At June 30, 2008, our total debt, including capital leases, was $105.5 million, compared to $61.7 million at December 31, 2007. The increase in outstanding debt in the first six months of 2008 was due primarily to negative cash flows from operating activities, our equity contribution to Kapalua Bay Holdings, LLC and expenditures for capital projects at the Kapalua Resort. At June 30, 2008, we had available credit lines of $30 million.

        On July 28, 2008, we issued $40 million in aggregate principal amount of senior secured convertible notes. The proceeds from this financing were used to re-pay $28,000,000 of debt under our revolving lines of credit with interest rates that floated with the prime rate (currently 5%) and a $9.7 million, 6.93% fixed rate term loan that matured through 2026. The convertible notes bear interest at 5.875% per annum. At the option of the holders of the notes, the notes are convertible into Common Stock. The initial conversion price is $33.50 per share, subject to reset on the date that is 18 months following closing, but not below $30.00 per share. The conversion price is also subject to other customary adjustments. We have certain mandatory conversion rights after July 28, 2010. The convertible debt is secured by specified assets.

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

  Operating Cash Flows

        In the first six months of 2008, consolidated net cash used in operating activities was $25.7 million compared to net cash provided by operating activities of $8.1 million for the first six months of 2007. By operating segment, these cash flows were approximately as follows:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Agriculture	$(12.5)	$(0.9)
Resort	(5.9)	(3.2)
Community Development	(7.9)	13.6
Interest, taxes and other	0.6	(1.4)

Total	$(25.7)	$8.1

        Cash used in operating activities in the first six months of 2008 largely reflect (1) operating losses from the Agriculture and Resort segments, (2) non-cash profit from our equity interest in Kapalua Bay Holdings, LLC, and (3) operating profit from non-core land sales that are reported as investing activities (also see Real Estate Sales Proceeds below).

        Cash flows from operating activities of the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. While there was a significant amount of new real estate product for sale at Kapalua Resort through our joint venture investees, we did not have any new product for sale except for one Honolua Ridge Phase II lot that remained in inventory since the end of 2007.

        In the first six months of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on purchase money mortgages resulted in cash flows from operating activities of approximately $19.8 million.

  Real Estate Sales Proceeds

        In the first six months of 2008, we sold approximately 111 acres of Upcountry Maui land that were considered non-core to our business, which resulted in net sales proceeds of $4.4 million including a short-term promissory note for $1.0 million. Cash proceeds of $2.5 million from these sales remained on deposit with a qualified exchange intermediary at June 30, 2008, in anticipation of reinvestment on a tax-deferred basis under Section 1031 of the Internal Revenue Code.

  Other Cash Inflows and Outflows

        In the first six months of 2008, we made cash contributions totaling $7.8 million to Kapalua Bay Holdings, LLC pursuant to equity calls. We may be required to make additional cash contributions to the joint venture in the future (see Note 9 to condensed consolidated financial statements).

  Future Cash Outflows

        The Resort segment capital expenditures for 2008 are expected to be approximately $4.6 million, which includes $700,000 for renovation to the Bay Course that began in 2007 and additional improvements at the Kapalua Resort. We expect the Agriculture segment to have capital expenditures of approximately $1.2 million in 2008. Capital expenditures for 2008 are expected to include approximately $0.5 million for upgrades and additions to information systems.

        Expenditures in 2008 for the Community Development segment capital projects and deferred development costs are expected to be up to approximately $12.4 million. Additional project spending will depend on market conditions. In connection with the planning for the various projects, we will analyze the feasibility of proceeding with each project and may seek project specific non-recourse financing for some of the capital projects.

FORWARD-LOOKING STATEMENTS

        This and other reports filed by us with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. In particular, they include, among others, statements relating to:

  •
  success of our initiatives to gain structural efficiencies in our businesses;

  •
  our ability to realize cost savings from recent workforce reductions;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swap is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 4.4%. The estimated fair value of these derivative instruments was approximately $0.3 million as of June 30, 2008.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the first six months of 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

 PART II OTHER INFORMATION

Item 1A.    Risk Factors

        Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors are in addition to or materially amend the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2007, but are not a complete list of all risk factors.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, such as increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our Community Development segment and the Resort segment are dependent on attracting visitors to the Kapalua Resort, to Maui, and the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the recent substantial increases in the cost of energy, including fuel costs, and events in the airline industry that reduce passenger capacity or increase traveling costs, including the recent cessation of operations of two airlines that provided significant service to the Hawaiian market, could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. If the cost of energy, including fuel costs, continue to increase at the rate and at the pace as they recently have, it is likely that our business, financial condition and results of operations will be adversely impacted. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases, such as Avian Flu or SARS, could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

We are involved in joint ventures and are subject to risks associated with joint venture relationships.

        We are involved in partnerships, joint ventures and other joint business structures relationships, and may initiate future joint venture projects. We currently have, among others, a 51% interest in Bay Holdings, the joint venture that is constructing The Residences at Kapalua Bay, and a 16% interest in the joint venture that owns and operates the Ritz-Carlton, Kapalua hotel.

        A joint venture involves certain risks such as:

  •
  our actual or potential lack of voting control over the joint venture;

  •
  our inability to maintain good relationships with our joint venture partners;

  •
  a venture partner at any time may have economic or business interests that are inconsistent with ours;

  •
  a venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us; and

  •
  a joint venture or venture partner could lose key personnel.

        In connection with our joint venture projects, we may be asked to guarantee the joint venture's obligations, or to indemnify third parties in connection with a joint venture's contractual arrangements. If we were to become obligated under such arrangement or become subject to the risks associated with joint venture relationships, our business, financial condition and results of operations may be adversely affected.

Changes in weather conditions or natural disasters could adversely impact and materially affect our business, financial condition and results of operations.

        Changes in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution of our products, and have a material adverse impact on our Agriculture segment, which could adversely impact our business, financial condition and results of operations. Natural disasters could also damage our resort and real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 12, 2008, the annual meeting of our shareholders was held. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 12, 2008, the record date of the annual meeting, was approximately 8,178,395. The results of the voting were as follows:

Proposal 1:    Election of Class Three Directors for a three-year term:

	Shares Voted For	Shares Withheld
John H. Agee	7,688,358	118,692
Warren H. Haruki	7,688,862	118,188
Duncan MacNaughton	7,688,558	118,492

Proposal 2:    Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2008:

Shares voted for:	7,772,336
Shares voted against:	22,277
Shares abstained:	12,437

        There were no broker non-votes on any matter voted upon at the meeting.

        The terms of the following members of our Company's Board of Directors continued after the annual meeting: David C. Cole, Walter A. Dods, Miles R. Gilburne, David A. Heenan, Kent T. Lucien and Fred E. Trotter III.

Item 6.    Exhibits

        The following exhibits are filed herewith:

(18)		Letter re Change in Accounting Principal
	18.1	Preferability Letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated August 7, 2008
(31)		Rule 13a—14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
August 7, 2008 Date	/s/ ROBERT I. WEBBER Robert I. Webber Chief Operating Officer, Chief Financial Officer & Executive Vice President (Principal Financial Officer)

 EXHIBIT INDEX

Exhibit Number	Description
18.1	Preferability Letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated August 7, 2008.(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

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
PART II OTHER INFORMATION
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX