Form 10-Q
period 2008-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2008-11-07
CIK 63330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008
Common Stock, no par value	8,170,895 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

 PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	9/30/08	12/31/07
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$4,791	$1,991
Accounts and notes receivable, net	8,682	10,227
Inventories	13,771	11,168
Other current assets	12,206	3,735

Total current assets	39,450	27,121

Property	241,221	238,623
Accumulated depreciation	(99,872)	(98,076)

Property—net	141,349	140,547

Investments in affiliates	86,432	59,792
Other assets	44,449	43,716

Total	$311,680	$271,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$2,136	$1,631
Trade accounts payable	9,475	15,776
Other current liabilities	16,644	10,898

Total current liabilities	28,255	28,305

Non-Current Liabilities
Long-term debt and capital lease obligations	110,432	60,077
Accrued retirement benefits	35,244	29,349
Other non-current liabilities	23,852	23,178

Total non-current liabilities	169,528	112,604

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, no par value—23,000,000 shares authorized, 7,961,850 and 7,959,154 issued and outstanding	34,286	34,168
Additional paid-in capital	8,408	6,769
Retained earnings	77,117	90,576
Accumulated other comprehensive loss	(5,914)	(1,246)

Stockholders' Equity	113,897	130,267

Total	$311,680	$271,176

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended
	9/30/08	9/30/07
	(in thousands except share amounts)
Operating Revenues
Product revenues	$10,802	$21,151
Service revenues	8,317	7,343

Total Operating Revenues	19,119	28,494

Operating Costs and Expenses
Cost of product revenues	12,173	12,973
Cost of service revenues	10,419	8,550
Shipping and marketing	3,318	4,866
General and administrative	11,046	7,075
Pineapple restructuring charges (Note 17)	—	(260)

Total Operating Costs and Expenses	36,956	33,204

Operating Loss	(17,837)	(4,710)
Equity in income of affiliates	5,047	4,920
Interest expense	(1,381)	(405)
Interest income	45	150

Loss Before Income Taxes	(14,126)	(45)
Income Tax (Expense) Benefit	5,431	(110)

Net Loss	(8,695)	(155)
Retained Earnings, Beginning of Period	85,812	94,769

Retained Earnings, End of Period	$77,117	$94,614

Loss Per Common Share
Basic	$(1.09)	$(0.02)
Diluted	$(1.09)	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS

(UNAUDITED)

	Nine Months Ended
	9/30/08	9/30/07
	(in thousands except share amounts)
Operating Revenues
Product revenues	$36,342	$101,570
Service revenues	25,707	26,597

Total Operating Revenues	62,049	128,167

Operating Costs and Expenses
Cost of product revenues	29,751	44,489
Cost of service revenues	30,371	27,642
Shipping and marketing	10,195	12,184
General and administrative	29,398	26,974
Pineapple restructuring charges (Note 17)	—	5,156

Total Operating Costs and Expenses	99,715	116,445

Operating Income (Loss)	(37,666)	11,722
Equity in income of affiliates	26,446	9,003
Interest expense	(3,323)	(1,449)
Interest income	247	791

Income (Loss) Before Income Taxes	(14,296)	20,067
Income Tax (Expense) Benefit	5,459	(8,018)

Net Income (Loss)	(8,837)	12,049
Retained Earnings, Beginning of Period	90,576	82,765
Cumulative impact of change in accounting for revenues from real estate sales (EITF 06-8—see Note 8)	(4,622)	—
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48—see Note 14)	—	(200)

Retained Earnings, End of Period	$77,117	$94,614

Earnings (Loss) Per Common Share
Basic	$(1.11)	$1.55
Diluted	$(1.11)	$1.54

See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	9/30/08	9/30/07
	(in thousands)
Net Cash Used in Operating Activities	$(40,825)	$(3,292)

Investing Activities
Purchases of property	(12,389)	(21,788)
Contributions to affiliates	(7,855)	(9,565)
Proceeds from disposal of property	7,932	45,269
Other	(1,326)	(6,953)

Net Cash Provided by (Used in) Investing Activities	(13,638)	6,963

Financing Activities
Payments of long-term debt and capital lease obligations	(54,954)	(85,711)
Proceeds from long-term debt	113,700	66,150
Stock option exercises	14	1,422
Stock issuance	—	14,944
Debt issuance costs	(1,497)	—

Net Cash Provided by (Used in) Financing Activities	57,263	(3,195)

Net Increase in Cash and Cash Equivalents	2,800	476
Cash and Cash Equivalents at Beginning of Period	1,991	1,143

Cash and Cash Equivalents at End of Period	$4,791	$1,619

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $3,582,000 and $1,178,000 was paid during the nine months ended September 30, 2008 and 2007, respectively. Income taxes of ($4,052,000) and $3,862,000 were (refunded) paid during the nine months ended September 30, 2008 and 2007, respectively.

        Non-Cash Investing Activities—

  •
  Property acquired under capital leases was $1,697,000 in 2008.

  •
  Amounts included in trade accounts payable for additions to property and other assets totaled $2,039,000 and $2,769,000 at September 30, 2008 and 2007, respectively.

  See accompanying Notes to Condensed Consolidated Financial Statements.

 MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended September 30, 2008 and 2007. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Comprehensive loss was higher than net loss by $4,668,000 (net of taxes of $2,625,000) for the three and nine month periods ended September 30, 2008 due to the remeasurement of the Company's pension and postretirement plans (see Note 12). Net loss was equal to comprehensive loss for the interim periods ended September 30, 2007.

4.
The effective tax rate for 2008 and 2007 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $1,596,000 and $327,000 at September 30, 2008 and December 31, 2007, respectively.

6.
Inventories as of September 30, 2008 and December 31, 2007 were as follows:

	9/30/08	12/31/07
	(in thousands)
Pineapple products—finished goods	$3,116	$1,112
Real estate held for sale	3,255	3,255
Merchandise, materials and supplies	7,400	6,801

Total Inventories	$13,771	$11,168

          Effective January 1, 2008, the Company changed its method of accounting for pineapple juice inventory from the Last-In, First-Out ("LIFO") method to the First-In, First-Out ("FIFO") method, which is the method used for fresh pineapple fruit inventory. The Company did not apply the accounting change to its previous inventories of processed solid-pack pineapple products, as the Company ceased all processing and canning of solid-pack pineapple products in 2007 and had no inventory as of January 1, 2008. The Company expects that a single method of accounting for both fresh fruit and processed juice will improve the clarity of the Company's financial results by more clearly reflecting periodic income. The Company believes the FIFO method is preferable to the LIFO method because it 1) provides better matching of inventory costs to revenues, 2) eliminates the non-cash earnings that have resulted from past LIFO liquidations and from future liquidations that are likely to occur, 3) better reflects the physical flow of inventories, and 4) more closely reflects the current cost of inventories on the Company's consolidated balance sheet. The effect of the accounting change would not have been material to the Company's previously issued condensed consolidated financial statements for quarterly periods during 2007, or to the Company's consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. As a result, the Company has not made any adjustments to reflect a retrospective application to its prior financial statements; rather the Company recorded the cumulative effect of this change of $326,000 (net of income taxes of $191,000) as a credit to cost of product revenues with associated increases in inventory and deferred tax liabilities. The Company had previously presented the cumulative effect as an increase to retained earnings as of January 1, 2008 in its June 2008 condensed consolidated financial statements. Such presentation has been corrected to be part of the results of operations in the accompanying condensed consolidated financial statements for the nine-months ended September 30, 2008.

          For comparability purposes, the Company's net loss for the third quarter and first nine months of 2008 would have been approximately $4,000 and $235,000 lower, respectively, (nil and $0.03 per basic share) if the Company's pineapple juice inventories had been accounted for under the LIFO method.

7.
Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	7,959,850	7,929,183	7,961,516	7,759,616
Diluted	7,959,850	7,929,183	7,961,516	7,825,804

          For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008, potentially dilutive common shares of 883,104, 56,270 and 324,727, respectively, from stock-based compensation and assumed conversion of convertible debt (see Note 18) are not included in the number of diluted common shares because to do so would have an antidilutive effect on the earnings (loss) per share amounts (i.e., decrease loss per common share).

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

9.
Kapalua Bay Holdings, LLC

          The Company's equity in the income of Kapalua Bay Holdings, LLC ("Kapalua Bay Holdings") was $26.5 million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively, and $5.1 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively.

          Upon formation of Kapalua Bay Holdings in 2004, the Company's non-monetary contributions to Kapalua Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Kapalua Bay Holdings at historical cost, which was nominal, and Kapalua Bay Holdings recorded the contribution at its fair value of $25 million. In 2007, Kapalua Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture. At September 30, 2008, the six residential buildings in the project were approximately 66% to 93% complete.

          In July 2006, Kapalua Bay Holdings entered into a syndicated Construction Loan Agreement (the "Loan Agreement") with Lehman Brothers Holdings Inc. ("Lehman") for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the Loan Agreement is approximately 78% of the total. The Loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts. To date, approximately $211 million has been funded under the Loan Agreement and the project is approximately 80% complete, and scheduled for opening in Spring 2009. As of September 30, 2008, total contracted sales for the project are approximately $313 million, representing approximately 40% of the units which will be available for sale.

          On September 15, 2008 Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 22, 2008, Lehman and other lenders in the syndicate were obligated to fund to Kapalua Bay Holdings $35.6 million under the Loan Agreement. The other lenders in the syndicate, representing 22% of the loan commitments, funded their portion, but Lehman has failed to provide its portion of the funding, and its intent and ability to fund future draws under the Loan Agreement is not currently known.

          As a result of Lehman's failure to comply with the Loan Agreement, the members of Kapalua Bay Holdings have agreed to advance funds to Kapalua Bay Holdings, which, when combined with funding received from lenders other than Lehman under the Loan Agreement, will be sufficient to pay minimum progress payments due to PCL Construction Services (PCL), the general contractor. In October 2008, the Company made an uncollateralized loan to Kapalua Bay Holdings totaling $3.6 million.

          In the event Lehman continues to refuse to fund its obligations under the Loan Agreement, Kapalua Bay Holdings will be required to seek alternative funding sources in order to continue to make progress payments to PCL under the construction agreement. Alternative funding sources could include refinancing the Lehman loan with new lenders, or seeking additional capital from members of Kapalua Bay Holdings. Failure to obtain necessary funding will result in construction delays that could adversely affect results of operations. Although Kapalua Bay Holdings is not contractually obligated to provide buyers with completed units until April 2011, construction delays could negatively impact the volume and timing of sales.

          As of January 1, 2008, Kapalua Bay Holdings adopted EITF 06-8. The cumulative effect of adopting EITF 06-8 of $12.5 million was recorded as a reduction to Kapalua Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment to its opening retained earnings for 2008 (see Note 8).

          For the nine months ended September 30, 2008, the Company made cash contributions of $7.8 million to Kapalua Bay Holdings.

          Summarized operating information for Kapalua Bay Holdings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues	$39,758	$33,106	$164,200	$77,496
Expenses	31,672	25,259	120,842	64,037

Net Income	$8,086	$7,847	$43,358	$13,459

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

11.
Stock-Based Compensation

          The total compensation expense recognized for stock-based compensation was $1,786,000 and $3,468,000 for the nine months ended September 30, 2008 and 2007, respectively, and $544,000 and $606,000 for the three months ended September 30, 2008 and 2007, respectively. The total tax benefit related thereto was $643,000 and $1,019,000 for the nine months ended September 30, 2008 and 2007, respectively, and $196,000 and $242,000 for the three months ended September 30, 2008 and 2007, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.1% and 5.5%, for the nine months ended September 30, 2008 and 2007, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

          A summary of stock option award activity as of and for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2007	822,833	$32.51
Granted	5,000	$26.45	$10.80
Exercised	(500)	$27.25	$10.07
Forfeited or Cancelled	(40,500)	$33.23	$13.75

Outstanding at September 30, 2008	786,833	$32.44	$13.27	6.3	$23

Exercisable at September 30, 2008	466,803	$31.55	$13.05	5.5	$7

Expected to Vest at September 30, 2008(2)	258,456	$33.73	$13.59	7.4	$15

(1)
For in-the-money options

(2)
Options expected to vest reflect estimated forfeitures

          Additional stock option information for the nine months ended September 30, 2008 and 2007 is as follows:

	2008	2007
Weighted average grant-date fair value for options granted during the period	$10.80	$13.40
Intrinsic value of options exercised $(000)	$4	$759
Cash received from option exercises $(000)	$14	$1,422
Tax benefit from option exercises $(000)	$—	$—
Fair value of shares vested during the period $(000)	$1,575	$1,510

          For the nine months ended September 30, 2008 and 2007, the fair value of the Company's stock options awarded to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2008	2007
Expected life of options in years	6.5	6.5
Expected volatility	33.8%	31.5%
Risk-free interest rate	3.4%	4.6%
Expected dividend yield	—	—

          As of September 30, 2008, there was $3,549,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.7 years.

  Restricted Stock

          In the nine months ended September 30, 2008, 84,000 shares of restricted stock were granted to certain directors and officers pursuant to the 2006 Equity and Incentive Award Plan. The shares will vest subject to achievement of certain performance measures. In the first nine months of 2008, 6,000 shares of restricted stock vested as directors' service requirements were met. The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2008 and 2007 was $24.42 and $32.32, per share, respectively.

          A summary of the activity for restricted stock awards as of and for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2007	146,795	$34.39
Granted	84,000	$24.42
Vested	(6,000)	$34.73
Forfeited or Cancelled	(15,750)	$32.96

Nonvested balance at September 30, 2008	209,045	$31.48

12.
Components of Net Periodic Benefit Cost

          The net periodic benefit costs for pension and other post-retirement benefits for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Pension Benefits
Service cost	$255	$507	$1,205	$1,376
Interest cost	935	823	2,647	2,520
Expected return on plan assets	(806)	(970)	(2,694)	(2,696)
Amortization of prior service cost	11	13	37	36
Amortization of transition liability	4	4	14	16
Recognized actuarial loss	111	7	223	319
Contractual termination benefits	33	—	33	369
Curtailment loss	102	—	102	27

Net expense	$645	$384	$1,567	$1,967

Other Benefits
Service cost	$54	$76	$212	$227
Interest cost	181	159	605	557
Amortization of prior service cost	—	(8)	—	(24)
Recognized actuarial gain	(187)	(176)	(379)	(420)
Special termination benefits	—	—	—	36
Curtailment gain	(421)	(260)	(421)	(398)

Net expense (income)	$(373)	$(209)	$17	$(22)

          During 2008, the Company expects to contribute $1.1 million to its defined benefit pension plans and $777,000 to its other post-retirement benefit plans. Curtailment of the non-bargaining unit pension and postretirement health plan resulted from the severance of approximately 11% of the plan participants in the third quarter of 2008. With the curtailment, the Company remeasured the plan assets and benefit obligations of the non-bargaining unit pension and postretirement health plan as of September 30, 2008. The net change in assets and obligations resulted in an actuarial loss recognized in comprehensive loss amounting to $4,668,000 (net of taxes of $2,625,000) for the three months ended September 30, 2008. The non-bargaining unit pension plan assets were measured at fair value at September 30, 2008, and the plan benefit obligations were computed using a discount rate of 7.4% and a rate of compensation increase of 3.5%.

13.
Fair Value

          The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 for its financial assets and liabilities and there was no material impact to the consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

            Level 1: Quoted market prices in active markets for identical assets or liabilities.

            Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

            Level 3: Unobservable inputs that are not corroborated by market data.

          In July 2008, the Company issued $40 million in senior secured notes that are convertible in to the Company's common stock (see Note 18). The conversion features related to the notes that gave rise to a derivative liability recorded at fair value as of September 30, 2008.

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

          Fair value measurements at September 30, 2008 using significant other inputs (Level 2) were as follows and are recognized as current assets (liabilities) on the Company's consolidated balance sheet:

Interest rate swap agreements	$134,000
Derivative liability	$(8,644,000)

          SFAS No. 157 is effective for the Company's nonfinancial assets and liabilities on January 1, 2009; it is not expected to have a significant impact on the consolidated financial statements.

14.
Income Taxes

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007 resulting in a $200,000 charge to retained earnings as of that date. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its consolidated statement of operations and such amounts are included in income taxes payable on the Company's consolidated balance sheet.

          At September 30, 2008, the Company had a liability of $438,000 for unrecognized tax benefits and interest thereon of $674,000. At September 30, 2008, $7.0 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

15.
Operating Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Operating Revenues
Agriculture	$7,236	$10,336	$20,971	$37,306
Resort	9,101	7,783	28,989	28,349
Community Development	2,220	9,983	10,517	61,325
Other	562	392	1,572	1,187

Total Operating Revenues	$19,119	$28,494	$62,049	$128,167

Operating Profit (Loss)
Agriculture	$(9,533)	$(5,605)	$(19,257)	$(18,596)
Resort	(5,652)	(3,060)	(13,089)	(6,730)
Community Development(1)	2,461	9,009	21,517	46,220
Other	(66)	(134)	(391)	(169)

Total Operating Profit (Loss)	(12,790)	210	(11,220)	20,725
Interest Expense	(1,381)	(405)	(3,323)	(1,449)
Interest Income	45	150	247	791
Income Tax (Expense) Benefit	5,431	(110)	5,459	(8,018)

Net Income (Loss)	$(8,695)	$(155)	$(8,837)	$12,049

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

          The Company is obligated to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings at actual construction cost. Terms of the purchase are being negotiated with the members of Kapalua Bay Holdings. The cost of the facilities is currently estimated to be approximately $35 million.

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

          At September 30, 2008, the Company had commitments under signed contracts totaling $9.7 million, which primarily relate to real estate development projects.

17.
Pineapple Operations Restructuring

          In June 2007, the Company ceased substantially all canning and processing of solid-pack pineapple products and recorded net charges totaling $5.4 million consisting principally of net losses on the disposition of assets, the loss on a long-term purchase supply contract and employee severance expense.

          In the third quarter of 2008, the Company reduced the size of its workforce by approximately 274 positions or about 25%. The reduction was accomplished by consolidating certain departments and functions, and by down-sizing the Company's pineapple operations by approximately 204 positions. The decision was made in response to the weak economy, the rising cost of energy and the high consumption of cash and operating losses of the pineapple operations.

          The Company incurred employee severance charges in the third quarter of 2008 for the pineapple and other business segments of approximately $2.5 million, which is included in general and administrative expenses in the condensed consolidated statement of operations. The Company is continuing to evaluate the cost of the planned down-sizing of the pineapple operations and expects to incur additional costs in 2008.

18.
Convertible Notes

          On July 28, 2008, the Company concluded a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40,000,000 in principal amount of senior secured convertible notes (the "Notes"), bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008, resulting in proceeds of $38,503,000 (net of issuance costs of $1,497,000).

          The Notes are convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the Notes. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the Financing at the lower of the then current conversion price and 115% of the closing bid price of the common stock as reported on the New York Stock Exchange ("NYSE") on the adjustment date; provided, that in no event shall the conversion price be reset below $30.00 per share. The Notes are secured by specified assets of the Company.

          The Notes mature on July 15, 2013. However, if on or after the second anniversary of the date of issuance, (i) the dollar-volume weighted average price of the common stock as reported on the NYSE exceeds, for each of any 20 out of 30 consecutive trading days, 175% of the adjusted conversion price of the Notes, then the Company will have the right, subject to certain conditions, to require the holders to convert all, or any portion, of the principal amount of the Notes, plus any accrued and unpaid interest thereon into fully paid, validly issued and nonassessable shares of common stock at the then-applicable conversion price.

          On the third anniversary of the closing, each Purchaser has the right to require the Company to redeem all or any portion of such Purchaser's Note at a redemption price equal to 100% of the principal amount of the Note being redeemed, plus accrued and unpaid interest thereon. Upon the occurrence of a change of control of the Company, each Purchaser will have the right to require the Company to repurchase all or any portion of such Purchaser's Note at a repurchase price equal to 100% of the principal amount of the Note being redeemed, plus accrued and unpaid interest thereon. If a Purchaser elects to convert its Note in connection with a change of control, the Company will pay a make-whole premium to such Purchaser, unless (i) at least 90% of the consideration, excluding cash payments for fractional shares, in such change of control consists of shares of capital stock of the surviving or resulting entity that are listed on, or immediately after the transaction or event will be listed on, a national securities exchange and as a result of such transaction or transactions the Notes become convertible into or exchangeable or exercisable for such capital stock of the surviving or resulting entity and such entity has assumed the obligations under the Note or (ii) the Company continues to be the successor entity and the common stock continues to be listed on a national securities exchange.

          The conversion features of the Notes including the make-whole premium ("conversion features") gave rise to an embedded derivative instrument that is required to be accounted for separately in accordance with SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, the Company bifurcated the fair value of the conversion features of the Notes which was determined to be $10.1 million on July 28, 2008, and will be recorded as a derivative liability and carried at fair value, with changes in fair value being recorded in earnings. At September 30, 2008, the fair value of the derivative liability was approximately $8.6 million, and the $1.4 million reduction in fair value was recorded as a credit to interest expense. As a result of the bifurcation, the carrying value of the Notes was $29.9 million which is being accreted to interest expense using the effective interest method to the stated value of the Notes of $40 million over the three year term of the Notes. For the quarter ended September 30, 2008, such accretion amounted to $486,000 and is recorded as interest expense.

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

  Resort

        The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Kapalua Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, the Kapalua Villas, a vacation rental program, and provide certain services to the Kapalua Resort. We currently have approximately 228 units in our Kapalua Villas vacation rental program. In late December 2007, our new Kapalua Adventure Center opened and in January 2008, our Mountain Outpost began operations. The Adventure Center is located in the former Village Clubhouse and includes a retail area featuring outdoor clothing and gear, a café and is the check-in point for the Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities.

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

        The Community Development segment also includes our 51% equity interest in Kapalua Bay Holdings, LLC ("Kapalua Bay Holdings"), the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 9 to condensed consolidated financial statements). Kapalua Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of September 30, 2008, the project was approximately 80% complete.

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

  •
  The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in phases and will add approximately 30,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort related facilities. The first phase of retail space opened in October 2006.

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

Current Developments

        In the third quarter of 2008, all of our business segments were negatively affected by the uncertainty in the local, national and world economies and continuing turmoil in the financial markets. Credit markets have tightened and Kapalua Resort was impacted by the reduced visitor counts to Maui and to the State of Hawaii, which affected our Community Development and Resort segments. In our pineapple operations, continued high energy prices affected the cost of fertilizers, packaging and other materials, and the cost of transporting fruit to markets, and fruit, equipment and employees between our locations. On July 24, 2008, we announced the reduction of 274 positions affecting jobs throughout our Company, primarily in the pineapple operations. This reduction in the workforce was concluded by the end of September 2008.

        On September 15, 2008, Lehman Brothers Holdings, Inc., the lead lender in the syndicated construction loan for our Kapalua Bay Holdings condominium project filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. On September 22, 2008, Lehman and other lenders in the syndicate were obligated to fund to Kapalua Bay Holdings $35.6 million under the loan agreement between Kapalua Bay Holdings and Lehman. The other lenders in the syndicate, representing 22% of the loan commitments have continued to fund their portion of the loan draw for September and October, but Lehman has failed to provide its portion of the funding. Avoiding the stoppage of construction work on this project continues to be a high priority to us. As a result of Lehman's failure, the members of Kapalua Bay Holdings have agreed to advance funds to Kapalua Bay Holdings, which when combined with funding received from lenders other than Lehman under the loan agreement, have been sufficient to continue construction of the project. See Note 9 to condensed consolidated financial statements and "Risk Factors" on page 32 below.

        On July 28, 2008, we issued $40 million in senior secured convertible notes. Part of the proceeds was used to repay other debt and the remainder will be used for capital expenditures, development projects and operations. See Note 18 to condensed consolidated financial statements and "Risk Factors" on page 32 below.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. The following are in addition to the accounting estimates previously disclosed:

  •
  Our interest rate swap agreements and the derivative liability associated with our $40 million convertible notes are being measured and reported on a fair value basis. The determination of fair value for these instruments involves numerous estimates and uncertainties such as future interest rates, volatility of our common stock price and duration of conversion. The fair values could vary significantly based on the assumptions used, which directly impacts our results of operations.

        There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

CONSOLIDATED

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except share amounts)
Consolidated Revenues	$19.1	$28.5	$(9.4)
Net Loss	$(8.7)	$(0.2)	$(8.5)
Basic Loss Per Common Share	$(1.09)	$(0.02)	$(1.07)

        We reported a net loss of $8.7 million ($1.09 per share) for the third quarter of 2008 compared to a net loss of $155,000 ($.02 per share) for the third quarter of 2007. Consolidated revenues for the third quarter of 2008 were $19.1 million compared to $28.5 million for the third quarter of 2007. Results for the third quarter of 2008 reflect increased operating losses from our Agriculture and Resort segments and lower operating profit from our Community Development segment.

  General and Administrative

        Consolidated general and administrative expenses of $11.0 million, including severance expense of $2.5 million, for the third quarter of 2008 were approximately 55% higher than the third quarter of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended September 30,
	2008	2007	change
	(in millions)
Salaries & wages	$2.1	$2.3	$(0.2)
Employee incentives & stock compensation	0.6	0.5	0.1
Employee severance	2.5	—	2.5
Professional & other services	1.4	2.1	(0.7)
Loss on asset disposal	1.0	0.3	0.7
Depreciation expense	0.8	0.2	0.6
Other	2.6	1.7	0.9

Total	$11.0	$7.1	$3.9

        The increase in general and administrative cost in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to employee severance cost of $2.5 million due to a reduction in the size of our workforce in response to the weak economy and operating losses in particular from our Agriculture segment. The reduction in the size of the workforce is also reflected in decreased salaries and wages in the third quarter of 2008 compared to the third quarter of 2007, as the reductions took place through out the third quarter of 2008.

        The decrease in professional and other services in the third quarter of 2008 reflects a reduction of temporary employees and consultants that were used to supplement the staff in 2007.

        Loss on asset disposal for the third quarter of 2008 was primarily due to the write-off of excess equipment at Kapalua Resort and in our pineapple operations.

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

  Interest Expense

        Interest expense was $1.4 million for the third quarter of 2008 compared to $405,000 for the third quarter of 2007. Interest incurred in the third quarter of 2008 was $2.4 million, of which $41,000 was capitalized to construction projects. In the third quarter of 2007, interest incurred was $701,000, of which $296,000 was capitalized to construction projects. Interest expense for the third quarter of 2008 includes a charge of $205,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 13 to condensed consolidated financial statements). Interest expense for the third quarter of 2008 also includes a net credit of $941,000 representing the change in the estimated fair value of the derivative liability that was bifurcated from our $40 million convertible notes, less accretion of $486,000 of the initial value of the derivative liability (see Note 18 to condensed consolidated financial statements). Higher interest expense in 2008 also reflects increased average borrowings in the third quarter of 2008 compared to the third quarter of 2007. Our effective interest rate on borrowings was 5.2% in the third quarter of 2008 compared to 7.7% in the third quarter of 2007.

AGRICULTURE

  Agriculture

	Three Months Ended September 30,
	2008	2007	change
	(in millions)
Revenues	$7.2	$10.3	$(3.1)
% of consolidated revenues	38%	36%
Operating Loss	$(9.5)	$(5.6)	$(3.9)

        Revenues for the Agriculture segment decreased by 30%, or $3.1 million, from $10.3 million for the third quarter of 2007 to $7.2 million for the third quarter of 2008, primarily due to a decrease in processed fruit sales. In the third quarter of 2007, processed fruit sales comprised approximately 31% of total revenues from the Agriculture segment. In the third quarter of 2008, processed pineapple sales are comprised of juice sales only. The Agriculture segment produced an operating loss of $9.5 million for the third quarter of 2008 compared to an operating loss of $5.6 million for the third quarter of 2007.

        During 2007, we ceased all production of processed pineapple except for juice products. With the cessation of solid- pack canned products, we have focused our business on the sale of fresh premium pineapple. Continued operating losses in 2008 reflect processing plant problems early in the quarter and logistical issues that affected the quality of our fresh product, increased costs of operations, and employee severance costs in the third quarter of 2008 of approximately $1.7 million.

  Fresh Pineapple Operations

        The case volume of fresh pineapple sales was lower by 15% for the third quarter of 2008; revenue per case sold was higher by 6% in 2008 compared to the third quarter of 2007. Lower case sales volume in the third quarter of 2008 was due to logistical distribution issues that resulted in the disposal of significant quantities of product. Higher average pricing reflects the sale of only prime sized fruit to selective customers.

        The Agriculture segment cost of sales was lower by approximately 6% in the third quarter of 2008 compared to the third quarter of 2007, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line, because of lower production volumes and fixed costs, and due to disposal of fruit as a result of logistic and quality problems. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 22% in the third quarter of 2008 compared to the third quarter of 2007 because of lower volume of sales and lower per unit average shipping cost. Although higher fuel charges have increased transportation costs, we were able to reduce our average shipping cost in 2008 by shipping a greater percentage of products to the mainland United States by ocean freight rather than air freight, which is more costly.

RESORT

	Three Months Ended September 30,
	2008	2007	change
	(in millions)
Revenues	$9.1	$7.8	$1.3
% of consolidated revenues	48%	27%
Operating Loss	$(5.7)	$(3.1)	$(2.6)

        Resort segment revenues increased by 17% or $1.3 million, from $7.8 million in the third quarter of 2007 to $9.1 million for the third quarter of 2008, reflecting increased revenues from our golf and retail operations, as well as revenues from our Adventure Center and Mountain Outpost that opened in late December 2007 and in early 2008. The Resort segment reported an operating loss of $5.7 million for the third quarter of 2008 compared to an operating loss of $3.1 million for the third quarter of 2007. A reduction in visitor arrivals and occupancy at the Resort, combined with increased operating expenses, was primarily responsible for the increased Resort operating loss.

  Golf, Retail and Villas

        Revenues from golf operations increased by approximately 13% in the third quarter of 2008 compared to the third quarter of 2007 as a result of an increase in paid rounds of golf and approximately 11% increase in average green and cart fees. Resort retail sales for the third quarter of 2008 were approximately 24% higher than the third quarter of 2007, reflecting the renovation of the Honolua Store that was completed in May 2008. In 2007, the Ritz-Carlton, Kapalua hotel was closed for renovations for all of the third quarter, which negatively affected our golf and retail operations.

        Revenues from the Kapalua Villas were less in the third quarter of 2008 compared to the third quarter of 2007 reflecting a 10% decrease in occupied rooms and a 1% lower average room rate. Rooms available in the third quarter of 2008 were slightly higher that the third quarter of 2007 as units under renovation in our Kapalua Gold program to upgrade and standardize the units in our rental program were completed.

COMMUNITY DEVELOPMENT

	Three Months Ended September 30,
	2008	2007	change
	(in millions)
Revenues	$2.2	$10.0	$(7.8)
% of consolidated revenues	12%	35%
Operating Profit	$2.5	$9.0	$(6.5)

        The Community Development segment reported an operating profit of $2.5 million for the third quarter of 2008 compared to an operating profit of $9.0 million for the third quarter of 2007. Revenues from this operating segment were $2.2 million for the third quarter of 2008 compared to $10.0 million for the third quarter of 2007. The reduction in revenues reflects lower revenues from real estate sales in the third quarter of 2008. Lower operating profit is due to sales of non-core land parcels in the third quarter of 2007.

        Operating profit includes our equity in the income of Kapalua Bay Holdings, which was $5.1 million in the third quarter of 2008 compared to $4.9 million in the third quarter of 2007. In the third quarter of 2008, in response to current economic conditions and based on prior experience, Kapalua Bay Holdings provided a reserve for potential defaults on closings of approximately $4 million for the third quarter of 2008.

        In 2007, Kapalua Bay Holdings began to recognize revenues and profits on the percentage-of-completion method from sale of the whole and fractional residential condominiums. The percentage of completion of the six residential buildings in this project ranged from 66% to 93% as of the end of September 2008. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay Holdings and other deferred costs related to the joint venture (see Note 9 to condensed consolidated financial statements).

  Real Estate Sales

        In the third quarter of 2007, we sold approximately 195 acres of Upcountry Maui property in two land sales transactions and recognized revenues of $8.2 million and pre-tax profit of approximately $7.7 million. The land sold had previously been earmarked as "non-core" to our operations. There were no land sales transactions in the third quarter of 2008.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

CONSOLIDATED

	Nine Months Ended September 30,
	2008	2007	change
	(in millions, except share amounts)
Consolidated Revenues	$62.0	$128.2	$(66.2)
Net Income (Loss)	$(8.8)	$12.0	$(20.8)
Basic Earnings (Loss) Per Common Share	$(1.11)	$1.55	$(2.66)

        We reported a net loss of $8.8 million ($1.11 per share) for the first nine months of 2008 compared to net income of $12.0 million ($1.55 per share) for the same period in 2007. Consolidated revenues for the first nine months of 2008 were $62.0 million compared to $128.2 million for the first nine months of 2007. Lower revenues primarily reflect a reduction in real estate sales in 2008 and cessation of the sale of solid-pack pineapple products in the second half of 2007. Increased income from our equity interest in Kapalua Bay Holdings partially offset losses from our other operations.

  General and Administrative

        Consolidated general and administrative expenses increased by 9%, or $2.4 million to $29.4 million for the first nine months of 2008 from $27.0 million for the first nine months of 2007.

        The major components of the difference in general and administrative expenses were as follows:

	Nine Months Ended September 30,
	2008	2007	change
	(in millions)
Salaries & wages	$6.8	$7.4	$(0.6)
Employee incentives & stock compensation	1.9	4.8	(2.9)
Employee severance	2.9	—	2.9
Professional & other services	4.4	5.3	(0.9)
Loss on asset disposal	2.7	0.5	2.2
Depreciation expense	1.7	1.1	0.6
Other	9.0	7.9	1.1

Total	$29.4	$27.0	$2.4

        General and administrative salaries & wages were lower in the first nine months of 2008 compared to the same period in 2007 due to a reduction in the number of employees across all business segments and corporate services as we reduced the size of our workforce in July and September 2008 in response to weak economic conditions and operating losses, in particular from our Agriculture segment. The reduction in force is also reflected in the employee severance cost recorded in the first nine months of 2008.

        The decrease in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment in 2007 of $1.1 million to David C. Cole, our Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of his stock options. The stock option agreement was amended to eliminate adverse tax consequences to our Chairman imposed by section 409A of the Internal Revenue Code.

        The decrease in professional services and other services primarily reflects increased work performed by our staff that was previously contracted out to outside consultants and temporary help, and reduced requirements with regard to the Sarbanes-Oxley Act of 2002, Section 404, in the first nine months of 2008 compared to the first nine months of 2007.

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

  Interest Expense

        Interest expense was $3.3 million for the first nine months of 2008 compared to $1.4 million for the first nine months of 2007. Interest incurred in the first nine months of 2008 was $4.6 million of which $300,000 was capitalized to construction projects. In the first nine months of 2007, interest incurred was $2.5 million of which $1.1 million was capitalized to construction projects. Interest expense for the first nine months of 2008 includes a credit of $134,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 13 to condensed consolidated financial statements). Interest expense for the first nine months of 2008 also includes a net credit of $941,000 representing the change in the estimated fair value of the derivative liability that was bifurcated from our $40 million convertible notes, less amortization of $486,000 of the initial value of the derivative liability (see Note 18 to condensed consolidated financial statements). Our effective interest rate on borrowings was 5.2% for the first nine months of 2008 compared to 7.8% for the first nine months of 2007. The increase in interest expense was due primarily to higher average borrowings in the first nine months of 2008.

AGRICULTURE

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions)
Revenues	$21.0	$37.3	$(16.3)
% of consolidated revenues	34%	29%
Operating Loss	$(19.3)	$(18.6)	$(0.7)

        The Agriculture segment produced an operating loss of $19.3 million for the first nine months of 2008 compared to an operating loss of $18.6 million for the first nine months of 2007. Revenues for the first nine months of 2008 were $21.0 million or 44% lower than the first nine months of 2007, primarily due to a reduction in sales of processed products. In the first nine months of 2007, processed pineapple sales comprised approximately 42% of total revenues from the Agriculture segment. Effective as of June 30, 2007, we ceased the production of substantially all solid-pack pineapple products (see Note 17 to condensed consolidated financial statements). Therefore, in the first nine months of 2008, processed pineapple sales are comprised solely of juice sales.

        The operating loss for the first nine months of 2007 includes approximately $5.2 million of direct charges related to the restructuring of our pineapple operations. Continued operating losses in 2008 reflect issues at our fresh fruit packing facility, weather-related problems early in 2008 that affected the quality of our fresh product, distribution logistics in the third quarter of 2008, and increased provision for uncollectible accounts.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales decreased by approximately 10% in the first nine months of 2008 compared to the first nine months of 2007, and revenue per case was lower by approximately 4% in the first nine months of 2008 compared to the first nine months of 2007. Lower case sales volume and pricing in 2008 were due to delayed ripening of the fruit early in 2008 and product quality and distribution issues that prevented us from achieving optimum pricing and resulted in the disposal of significant volume of product.

        The Agriculture segment cost of sales was lower by approximately 29% in the first nine months of 2008 compared to the first nine months of 2007, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line, because of lower production volumes and fixed costs, and due to disposal of fruit as a result of quality problems and distribution logistics. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 25% in the first nine months of 2008 compared to the first nine months of 2007 because of lower volume of sales and lower average per unit shipping costs. Although higher fuel charges have increased transportation costs, we were able to reduce our average shipping cost in 2008 by shipping a greater percentage of products to the mainland United States by ocean freight rather than air freight, which is more costly.

RESORT

	Nine Months Ended September 30,
	2008	2007	change
	(in millions)
Revenues	$29.0	$28.3	$0.7
% of consolidated revenues	47%	22%
Operating Loss	$(13.1)	$(6.7)	$(6.4)

        The Resort segment reported an operating loss of $13.1 million for the first nine months of 2008 compared to an operating loss of $6.7 million for the first nine months of 2007. Resort segment revenues were $29.0 million for the first nine months of 2008 compared to $28.3 million for the same period in 2007. A reduction in visitor arrivals and occupancy at the Resort combined with increased operating expenses was largely responsible for the increased operating loss.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 12% in the first nine months of 2008 compared to the first nine months of 2007 as a result of a decrease in paid rounds of golf, which was partially offset by an approximately 8% increase in average green and cart fees. Revenues from the Kapalua Villas were also less in the first nine months of 2008 compared to the first nine months of 2007 reflecting a 9% decrease in occupied rooms, partially offset by a 2% increase in average room rate. There were approximately 4% fewer rooms available in the first nine months of 2008 partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program. Resort retail sales for the first nine months of 2008 were approximately 8% higher than the same period in 2007.

COMMUNITY DEVELOPMENT

	Nine Months Ended September 30,
	2008	2007	change
	(in millions)
Revenues	$10.5	$61.3	$(50.8)
% of consolidated revenues	17%	48%
Operating Profit	$21.5	$46.2	$(24.7)

        The Community Development segment reported an operating profit of $21.5 million for the first nine months of 2008 compared to $46.2 million for the first nine months of 2007. Revenues from this operating segment decreased by $50.8 million to $10.5 million for the first nine months of 2008 compared to $61.3 million for the first nine months of 2007. The reduction in revenues primarily reflects our recognition of $25.0 million of revenue in 2007 from our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007 (see Note 10 to condensed consolidated financial statements) and our recognition of $15.1 million of revenue from the sale of property in Upcountry Maui in 2007, partially offset by $4.4 million of revenue in 2008 from the sale of non-core property in Upcountry Maui in 2008.

        Our equity in the income of Kapalua Bay Holdings was $26.5 million in the first nine months of 2008 compared to $9.0 million in the first nine months of 2007. In 2007, the joint venture began to recognize revenues and profits on a percentage-of-completion method from the sales of whole and fractional residential condominiums. Accordingly, in 2007, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Kapalua Bay Holdings and other deferred costs related to the joint venture (see Note 9 to condensed consolidated financial statements).

  Real Estate Sales

        In the first nine months of 2008, we sold approximately 111 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of $4.4 million and pre-tax profit of approximately $4.1 million. In the first nine months of 2007, we sold approximately 533 acres of non-core Upcountry Maui property in four land sales transactions and recognized revenues of approximately $15.1 million and pre-tax gains of approximately $14.5 million from those land sales. In addition, in March 2007 we sold the approximately 49 acres of land underlying the Ritz-Carlton, Kapalua hotel and recognized a pre-tax gain of $24.8 million (see Note 10 to condensed consolidated financial statements).

        Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. Through the end of 2007, 24 lot sales have closed escrow and the last lot remains in inventory at September 30, 2008. In the first nine months of 2007, seven lot sales closed escrow and we recognized revenues of $14.7 million.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At September 30, 2008, our total debt, including capital leases, was $112.6 million, compared to $61.7 million at December 31, 2007. The increase in outstanding debt in the first nine months of 2008 was due primarily to negative cash flows from operating activities, our equity contribution to Kapalua Bay Holdings and expenditures for capital projects at the Kapalua Resort. At September 30, 2008, we had available credit lines of $44 million.

        On July 28, 2008, we issued $40 million in aggregate principal amount of senior secured convertible notes. The proceeds from this financing were used to re-pay $28.0 million of debt under our revolving lines of credit with interest rates that floated with the prime rate and a $9.7 million, 6.93% fixed rate term loan that matured through 2026 (see Note 18 to condensed consolidated financial statements).

        In January 2008, we entered into a fixed-interest rate swap agreement with Wells Fargo, the effect of which was to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an average interest rate of 4.4% for approximately two years on $55.0 million of outstanding variable rate, revolving balances (see Note 13 to condensed consolidated financial statements).

  Operating Cash Flows

        In the first nine months of 2008, consolidated net cash used in operating activities was $40.8 million compared to net cash used in operating activities of $3.3 million for the first nine months of 2007. By operating segment, these cash flows were approximately as follows:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Agriculture	$(21.0)	$(6.4)
Resort	(9.6)	(6.7)
Community Development	(10.7)	14.8
Interest, taxes and other	0.5	(5.0)

Total	$(40.8)	$(3.3)

        Cash used in operating activities in the first nine months of 2008 largely reflect (1) operating losses from the Agriculture and Resort segments, (2) non-cash profit from our equity interest in Kapalua Bay Holdings, and (3) operating profit from non-core land sales that are reported as investing activities (also see Real Estate Sales Proceeds below).

        Cash flows from operating activities of the Community Development segment vary significantly with the amount of new real estate product sold and the amount of construction activity for real estate inventories. While there was a significant amount of new real estate product for sale at Kapalua Resort through our joint venture investees, we did not have any new product for sale except for one Honolua Ridge Phase II lot that has remained in inventory since the end of 2007.

        In the first nine months of 2007, the closing of Honolua Ridge Phase II lot sales and the collection on purchase money mortgages resulted in cash flows from operating activities of approximately $19.9 million.

  Real Estate Sales Proceeds

        In the first nine months of 2008, we sold approximately 111 acres of Upcountry Maui land that were considered non-core to our business, which resulted in net sales proceeds of $4.4 million including a short-term promissory note for $1.0 million. Cash proceeds of $2.5 million from these sales that were deposited with a qualified exchange intermediary in anticipation of reinvestment on a tax-deferred basis under Section 1031 of the Internal Revenue Code, were returned to us in the third quarter of 2008 as we were unable to identify satisfactory replacement properties.

  Other Cash Inflows and Outflows

        In the first nine months of 2008, we made cash contributions totaling $7.8 million to Kapalua Bay Holdings pursuant to equity calls and in October 2008, we advanced $3.6 million to the joint venture as a member loan. We may be required to make additional cash contributions to the joint venture in the future (see Note 9 to condensed consolidated financial statements).

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

        We are also obligated to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings at actual construction cost, which is estimated to be approximately $35 million. We are negotiating the terms of the purchase between the members of Kapalua Bay Holdings and timing of the payment is currently uncertain.

        In the event Lehman continues to refuse to fund its obligations under Kapalua Bay Holdings' Loan Agreement, Kapalua Bay Holdings will be required to seek alternative funding sources in order to continue to make progress payments to PCL under the construction agreement. Alternative funding sources could include refinancing the Lehman loan with new lenders, obtaining member loans, or seeking additional capital from members of Kapalua Bay Holdings. At this time, we are unsure of what the estimated future cash flows will be related to our investment in Kapalua Bay Holdings in order for Kapalua Bay Holdings to complete The Residences at Kapalua Bay project.

        Our $90 million revolving credit facility under which we have $52.1 million outstanding at September 30, 2008 becomes due and payable in November 2009. We expect to extend this facility.

        While it is difficult to estimate what our cash requirements will be to fund operations and our various capital projects, we believe that our available borrowings and cash on hand will be sufficient to fund operations for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

        The following summarizes our contractual obligations as of September 30, 2008 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt	$118,840	$1,260	$115,327	$2,253	$—
Capital lease obligations (including interest)	3,746	1,319	1,516	579	332
Interest on long-term debt(1)	13,929	6,249	7,481	199	—
Operating leases(2)	1,101	457	336	154	154
Purchase commitments(2)	9,688	3,958	3,858	1,872	—
Other long-term liabilities(3)(4)(5)	3,655	602	1,102	1,034	917

Total	$150,959	$13,845	$129,620	$6,091	$1,403

(1)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at September 30, 2008.

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

(4)
The Company adopted FIN 48 on January 1, 2007. The Company has not provided a detailed estimate of the timing of payments amounting to $438,000 due to the uncertainty of when the related tax settlements are due (see Note 14 to condensed consolidated financial statements).

(5)
The Company has an obligation to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings at actual construction cost, which is currently estimated to be approximately $35 million. Terms of the purchase are currently being negotiated between the members and the obligation is not included in the table above because the timing of the payment is uncertain.

FORWARD-LOOKING STATEMENTS

        This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology.

  •
  availability of financing necessary to continue development of The Residences at Kapalua Bay;

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

  •
  general economic factors, including fuel and travel costs;

  •
  dependence on third parties and actual or potential lack of control over joint venture relationships;

  •
  future cost of compliance with environmental laws;

  •
  timing of approvals and conditions of future real estate entitlement applications;

  •
  effects of weather conditions and natural disasters; and

  •
  effects of changes in assumptions on net periodic pension and other benefit costs.

        Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report on

Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swaps is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 4.4%. The estimated fair value of these derivative instruments was approximately $134,000 as of September 30, 2008.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

 PART II OTHER INFORMATION

Item 1A.    Risk Factors

        Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The following risk factors are in addition to or materially amend the risk factors previously disclosed in our Form 10-K filed for the year ended December 31, 2007, but are not a complete list of all risk factors.

Risks Related to our Business

Failure to obtain alternative construction financing to fund the financing shortfall resulting from the breach by Lehman Brothers Holdings Inc. of its funding commitment to us could result in construction delays, impact the success of our project and materially and adversely affect our financial condition.

        We have a 51% ownership interest in, and are the managing member of, Kapalua Bay Holdings, LLC, which is the sole member of Kapalua Bay LLC. The other members of Kapalua Bay Holdings are Marriott International Inc. and Exclusive Resorts LLC. Our allocation of income from Kapalua Bay Holdings was $16.8 million in 2007 and $26.5 million for the nine months ended September 30, 2008. Kapalua Bay Holdings is constructing a residential development, known as The Residences at Kapalua Bay, on land that it owns at the site of the former Kapalua Bay Hotel. In July 2006, Kapalua Bay Holdings entered into a syndicated Construction Loan Agreement with Lehman Brothers Holdings Inc. for the lesser of $370 million or 61.6% of the total projected cost of the project in order to fund construction of the project. Lehman's commitment under the Loan Agreement is approximately 78% of the total. The loan is collateralized by the project assets, including the fee simple interest in the land owned by Kapalua Bay Holdings, the adjacent spa parcel owned by us, and all of the sales contracts. As of October 20, 2008, approximately $211 million has been funded under the Loan Agreement and the project is approximately 80% complete, and scheduled for opening in Spring 2009. As of September 30, 2008, total contracted sales for the project were approximately $313 million, representing approximately 40% of the units which will be available for sale.

        On September 15, 2008 Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Since filing for bankruptcy, Lehman has failed to fund its portion of the loan commitments under the Loan Agreement. Other lenders in the syndicate, representing 22% of the loan commitments, have continued to fund their portion of the loan commitments. There is no assurance that Lehman or the other lenders will provide any future funding under the Loan Agreement. As a result of Lehman's failure to comply with the Loan Agreement, the members of Kapalua Bay Holdings have agreed to advance funds to Kapalua Bay Holdings, which, when combined with funding received from lenders other than Lehman under the Loan Agreement, will be sufficient to pay minimum progress payments necessary to continue construction of the project. As of October 20, 2008, we have advanced approximately $3.6 million to Kapalua Bay Holdings for this purpose. In the event Lehman continues to refuse to fund its obligations under the Loan Agreement, Kapalua Bay Holdings will be required to seek alternative funding sources in order to continue to make progress payments necessary to continue construction of the project. Alternative funding sources could include refinancing the Lehman loan with new lenders, or seeking additional capital from members of Kapalua Bay Holdings. Alternative funding could result in higher interest rates, which would increase the total cost of the project. Because the project is approximately 80% complete, and there have been approximately $313 million in pre-sales, we anticipate that financing will be available to continue construction. However, there can be no assurance that alternative financial resources will be available promptly, on favorable terms or at all, or that the other lenders in the syndicate, or members of Kapalua Bay Holdings will continue to fund construction loan shortfalls on the project. Failure to obtain necessary funding will result in construction delays that will adversely affect results of operations. Although Kapalua Bay Holdings is not contractually obligated to provide buyers with completed units until April 2011, construction delays will negatively impact the volume and timing of sales. In addition, if we make capital contributions to Kapalua Bay Holdings beyond budgeted amounts, such capital contributions will reduce financial resources available for other operating activities and will materially and adversely affect our financial condition.

The current economic environment and the more limited availability of credit may increase the possibility of default on sales at The Residences at Kapalua Bay project which could materially and adversely affect our financial condition and results of operations.

        We currently have pre-sales totaling approximately $313 million that are secured by non-refundable deposits ranging from approximately 11% for fractional ownership interests to 20% for whole ownership purchases. The project is comprised of six residential buildings that as of September 30, 2008 ranged from 66% to 93% complete. Although the deposits we have collected are substantial, the current uncertainty in the national and world economies and the continuing turmoil in the financial and credit markets increases the possibility that purchasers who have entered into agreements to purchase property may fail to fulfill their contractual obligations, notwithstanding our receipt of nonrefundable deposits. As a result of such uncertainty, we have increased the reserves recognized by Kapalua Bay Holdings LLC as of September 30, 2008, based on our prior experience and current information available to us to cover potential defaults on the purchase of fractional and whole-ownership units. While the reserves for defaults are based on the best knowledge that we have to date, there is no certainty as to whether the reserves are sufficient or in excess of the actual cancellations that we will experience. Although the impact to our results of operations from defaults will be offset by forfeited deposits, any such defaults may affect the timing and success of the project and could have a material adverse effect on our financial condition and results of operations.

A reduction in the value of our investment in Kapalua Bay Holdings, LLC would require us to reduce the value of this investment on our balance sheet, which could adversely affect our results of operations and financial condition.

        The carrying value of Kapalua Bay Holdings on our balance sheet at September 30, 2008 is $86.4 million, which primarily includes our cash contributions of $53.2 million and equity to date of $33.2 million. We also made a loan to Kapalua Bay Holdings of $3.6 million in October 2008. Factors such as increases in costs because of significantly higher interest rates related to construction financing; large discounting of sales prices to sell units; significant lag in sales resulting in higher inventory carrying costs to the joint venture, or other possible events could result in a reduction of the value of the investment that we currently have on our balance sheet, and would require a write down of our carrying value of this investment, which could adversely affect our financial condition and results of operations.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, such as increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our Community Development segment and the Resort segment are dependent on attracting visitors to the Kapalua Resort, to Maui, and the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the recent substantial increases in the cost of energy, including fuel costs, and events in the airline industry that reduce passenger capacity or increase traveling costs, including the recent cessation of operations of two airlines that provided significant service to the Hawaiian market, could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. If unfavorable economic conditions continue for an extended period, it may become necessary to reassess the real estate development projects in our Community Development segment. Significant changes to development plans could result in impairment charges or write-off of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. If the cost of energy, including fuel costs, continue to increase at the rate and at the pace as they recently have, it is likely that our business, financial condition and results of operations will be adversely impacted. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases, such as Avian Flu or SARS, could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

We are involved in joint ventures and are subject to risks associated with joint venture relationships.

        We are involved in partnerships, joint ventures and other joint business structures relationships, and may initiate future joint venture projects. We currently have, among others, a 51% interest in Kapalua Bay Holdings, the joint venture that is constructing The Residences at Kapalua Bay, and a 16% interest in the joint venture that owns and operates the Ritz-Carlton, Kapalua hotel.

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

Risks Related to the Recently Completed Private Placement and Convertible Notes

The number of shares registered for resale pursuant to an effective Registration Statement on Form S-3 is significant in relation to our outstanding shares and trading volume and sales of substantial amounts of our common stock may adversely affect our market price.

        On July 27, 2008, we entered into a securities purchase agreement with certain institutional accredited investors, or the investors, to sell and issue to the investors in reliance on Section 4(2) of the Securities Act an aggregate of $40,000,000 in principal amount of the Company's senior secured convertible notes, or the convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The financing closed on July 28, 2008. As of September 30, 2008 we had 8,170,895 shares of common stock outstanding and our average weekly trading volume during the four full weeks prior to September 30, 2008 was 20,975 shares. The convertible notes are convertible at the option of the holders into 1,194,030 shares of our common stock at an initial conversion price of $33.50 per share. We filed a registration statement (File No. 333-153203) with the SEC for the public resale of the shares of common stock issuable upon conversion of the convertible notes. The registration statement was declared effective by the SEC on October 24, 2008. Accordingly, so long as the registration statement remains effective, the common stock issued upon conversion of the convertible notes will be freely tradable in the public markets without restriction and sales of a substantial number of shares could occur at any time during such period. Such sales may adversely affect the prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the convertible notes could be used to satisfy short positions, and anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.

The conversion price of the convertible notes is subject to adjustment and, if adjusted, will result in dilution to our existing holders of common stock.

        The convertible notes are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes, or 1,194,030 shares in the aggregate, assuming payment in cash of all interest payments. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the sale of convertible notes at the lower of the then current conversion price and 115% of the closing bid price of our common stock as reported on the New York Stock Exchange, or the NYSE, on the adjustment date, provided, that, with respect to the reset adjustment, in no event shall the conversion price be reset below $30.00 per share. If the conversion price is reduced, the convertible notes will be convertible into additional shares of our common stock without the payment of any additional consideration, resulting in dilution to our then existing holders of common stock.

There can be no assurance that an event that results in a reduction of the conversion price will not occur.

The convertible notes provide the holders with certain rights of redemption and, upon the occurrence of various events of default and change of control transactions, the right to require us to redeem the convertible notes for cash. We may not have the funds necessary to redeem the convertible notes for cash, or any such redemption of the convertible notes could leave us with little or no working capital for operations or capital expenditures.

        On the third anniversary of the closing of the sale of convertible notes, or upon a change of control transaction, each investor has the right to require us to redeem all or any portion of such investor's convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. If an investor elects to convert its convertible note in connection with a change of control, we may also have to pay a make-whole premium. In addition, the convertible notes allow each investor to require us to redeem the convertible notes upon the occurrence of various events of default. In such a situation, we may be required to redeem all or part of the convertible notes, including any accrued interest, redemption premiums and penalties. If holders of the convertible notes elect to redeem their notes or an event of default or a change of control occurs, we may be unable to repay the full redemption amount in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our convertible notes, nor do we anticipate doing so. Any failure to pay amounts due under the convertible notes may also constitute an event of default under the terms of our other credit facilities existing at the time.

Security interests granted to the holders of the convertible notes limits our ability to obtain secured financing in the future.

        The convertible notes will be secured by a portion of our real property assets, including our headquarters, our Merriman's property, and portions of our central resort and upcountry Hali'imaile properties. To the extent that these properties previously were unencumbered, with limited exceptions, they will no longer be available to secure on a senior basis other debt obligations that we may wish to incur in the future. In addition, a portion of proceeds from the sale of any such properties will be deposited into a collateral account to secure our payment obligations under the convertible notes. Therefore such portion of cash proceeds will be restricted and unavailable for operations.

We have agreed to certain limitations on our ability to sell our securities in future financings, which may restrict our ability to raise capital.

        We have agreed, for so long as any convertible notes remain outstanding, that we will not issue or sell, subject to certain exceptions, shares of our common stock or securities exercisable or convertible into shares of our common stock if the effect of such issuance or sale would be to cause the number of shares of our common stock issuable upon conversion of the convertible notes to exceed the number of shares of common stock that we may issue without breaching our obligations under the rules and regulations of the NYSE. In addition, we have agreed, for so long as any convertible notes remain outstanding, that we will not sell securities with a conversion or exercise price that varies with the market price of our common stock unless the conversion or exercise price cannot be less than the applicable conversion price under the convertible notes. These limitations will restrict our ability to raise capital through equity financing in the future. If we need to raise additional capital and cannot raise such capital or obtain additional financings on terms satisfactory to us, we may have to reduce our capital expenditures, scale back our development projects, reduce our workforce or take other actions that may have an adverse effect on our business operations and financial results.

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

MAUI LAND & PINEAPPLE COMPANY, INC.
November 7, 2008 Date	/s/ ROBERT I. WEBBER Robert I. Webber Chief Operating Officer, Chief Financial Officer & Executive Vice President (Principal Financial Officer)

 EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

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
SIGNATURE
EXHIBIT INDEX