Form 10-K
period 2008-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2009-03-31
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)
161 SOUTH WAKEA AVENUE, P. O. BOX 187, KAHULUI, MAUI, HAWAII (Address of principal executive offices)	96733-6687 (Zip Code)

Registrant's telephone number, including area code (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value, as of June 30, 2008, of the voting stock held by non-affiliates of the registrant was $119,896,000 based upon the closing price on the New York Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

         At March 20, 2009, the number of shares outstanding of the registrant's common stock was 8,141,988.

Documents incorporated by reference:

         Part III—Certain portions of the proxy statement for the registrant's annual meeting of stockholders to be held on May 4, 2009, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2008, are incorporated by reference into Part III of this report. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

FORWARD-LOOKING STATEMENTS AND RISKS

        This and other reports filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

  •
  our ability to comply with the terms of our indebtedness and to extend the maturity dates of, or refinance, portions as they become due;

  •
  general economic factors, including the current economic recession, tightening credit markets, declining demand for real estate, and increased fuel and travel costs;

  •
  the satisfaction of certain closing conditions set forth in the amended construction loan agreement and certain related agreements relating to the construction of the Residences at Kapalua Bay project;

  •
  the ability and willingness of our lenders to comply with the terms of their lending agreements with us;

  •
  timing and success of sales and construction at the Residences at Kapalua Bay project;

  •
  timing and success of the Kapalua Resort initiatives to enhance and improve the resort and the Kapalua Villas;

  •
  increased fuel and travel costs, and reductions in airline passenger capacity;

  •
  dependence on third parties and actual or potential lack of control over joint venture relationships;

  •
  recoverability from operations of real estate development deferred costs;

  •
  timing of approvals and conditions of future real estate entitlement applications;

  •
  impact of current and future local, state and national government regulations, including Maui County affordable housing legislation;

  •
  future cost of compliance with environmental laws;

  •
  effects of weather conditions and natural disasters;

  •
  compliance with financial and other covenants contained in our third party lending arrangements; and

  •
  availability of capital on terms favorable to us, or at all.

        Such risks and uncertainties also include those risks and uncertainties discussed under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission. Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking

i

statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report or the date of documents incorporated by reference in this annual report that include forward-looking statements. You should read this annual report and the documents that we reference and have filed as exhibits to this annual report with the understanding that we cannot guarantee future results, levels of activity, performance or achievements.

ii

iii

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

  •
  Resort.  The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include two championship golf courses, a tennis facility, a vacation rental program (The Kapalua Villas), and several retail outlets. In 2008, we opened the Mountain Outpost and a guided zip-line business.

  •
  Community Development.  The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort and Public Utilities Commission-regulated water and sewage transmission operations. The Community Development segment includes our 51% equity interest in Kapalua Bay Holdings, LLC ("Bay Holdings") (Note 4 to consolidated financial statements).

        For additional financial information about these segments, see Segment Information, Note 18 to our consolidated financial statements.

2008 Business Developments

        In 2008, all of our business segments were negatively affected by the global recession, the resulting uncertainty in the local, national and world economies, and the continuing turmoil in the financial and credit markets. Uncertainty about current global economic conditions caused consumers to postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which negatively impacted all three of our operating segments. The economic turmoil and higher transportation costs resulted in reduced visitor counts to Maui and to the State of Hawaii, which negatively affected our Resort segment, and also resulted in slower sales of, and increased potential default rates on the residential units at Kapalua Bay, which negatively affected our Community Development segment. In our pineapple operations, high energy prices increased the cost of fertilizers, packaging and other materials, increased the cost of transporting fruit to markets, and increased the cost of transporting fruit, equipment and employees between our locations, all of which negatively impacted our Agriculture segment. In July 2008, we announced the reduction of 274 positions affecting jobs throughout our Company, primarily in the pineapple operations. We continued throughout the remainder of the year to seek additional areas to reduce cost and, in March 2009, we began to implement staff and salary reductions affecting nearly all employees.

        In 2008, we incurred an operating loss of $71.6 million and negative cash flow from operations of $51.8 million. In addition at the end of 2008, $77.8 million of borrowings under our revolving line of credit was scheduled to become due in November 2009. In March 2009, we amended both our $90 million revolving line of credit and our $25 million revolving loan agreements in order to be in compliance with all covenants effective December 31, 2008. Also in March 2009, we sold the Plantation Golf Course ("PGC") for $50 million (see Note 21 to consolidated financial statements), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, we amended our line of credit agreement to extend the maturity date to March 2010 and all financial covenants, except for the minimum liquidity and maximum indebtedness requirements were eliminated. The financial covenants in our $25 million revolving loan agreement were suspended through 2009, except for a minimum liquidity requirement and maximum indebtedness limitation, and the maturity of this loan was accelerated to March 2010 (previously June 2011). As a result of these amendments, $57.8 million of the remaining outstanding borrowings as of March 30, 2009, will become due in March 2010. We are currently in discussions with both lenders to restructure our line of credit and revolving loan agreements to extend the maturity dates beyond 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. We also plan to sell selected real estate assets in 2009 to provide additional liquidity.

        In September 2008, Lehman Brothers Holdings, Inc., the lead lender in the syndicated construction loan for our Residences at Kapalua Bay project filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. Avoiding the stoppage of construction work on this project was a high priority to us as we worked with Lehman, other lenders and the bankruptcy courts to resolve the funding shortfall. The members of Bay Holdings agreed to advance funds to the joint venture, which when combined with funding received from the other lenders in the loan syndicate, were sufficient to pay the minimum progress payments due to the contractor. Construction of the project continued uninterrupted and on February 11, 2009, Bay Holdings entered into an amended and restated construction loan agreement that we believe will be sufficient to complete construction of the project. The interim and amended financing arrangement increased costs and are expected to result in significantly reduced returns to us from the project.

        The following is a summary of other material business developments in 2008. For more discussion about business developments in 2008, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report.

        Development Projects.    While sales at the Residences at Kapalua Bay project have continued throughout 2008 and early in 2009, based on potential for an increase in default rates because of the current economic environment, Bay Holdings significantly increased the allowance for default reserves and we recorded fourth quarter equity in losses of affiliates from the joint venture of $7.5 million. In the fourth quarter of 2008, we recorded an impairment charge of $37.8 million related to this investment due to the increased cost from the restructured financing arrangements and slower sell out of the project than originally forecasted (Note 4 to consolidated financial statements). In addition, due to uncertainty as to when the real estate markets will rebound and our cash flow constraints, we have delayed the start of construction of new development projects and have written off deferred project costs that we do not believe can be recovered. This resulted in a total pre-tax charge of $10.6 million in 2008 (Note 3 to consolidated financial statements).

        Management Changes.    Effective January 1, 2009, Warren H. Haruki was appointed to the position of Chairman of our Board of Directors and Robert I. Webber was appointed to the positions of President and Chief Executive Officer. In November 2008, David C. Cole resigned from his position of Chairman, President and CEO effective as of December 31, 2008.

        Board Appointment and Annual Meeting.    In December 2008, our Board of Directors approved an amendment to our Bylaws to increase the Class I Directors to four and appointed Stephen M. Case to fill the new Class I Director position. At our annual meeting in May 2008, our shareholders re-elected John H. Agee, Warren H. Haruki and Duncan MacNaughton as Class III Directors.

        Ladies Professional Golf Association ("LPGA").    In October 2008, we held the inaugural LPGA Kapalua Classic, a full field tournament on the Bay Course and Morgan Pressel, Kapalua Resort's official touring professional, won the tournament with a dramatic final putt on the 18th green.

        Convertible Notes.    In July 2008, we issued $40 million in senior secured convertible notes. A portion of the proceeds were used to repay other debt and the remainder was used to fund operations, capital expenditures and development projects (Note 5 to consolidated financial statements).

        New Operations.    In June 2008, we entered into an agreement with WTS International, Inc. to perform pre-opening services and to operate the spa that will be located adjacent to the condominiums currently being constructed by Bay Holdings. We expect to open the spa by mid-2009. Also in June, Merriman's Kapalua, a fine dining restaurant opened under a long-term lease with us, in a newly renovated location on Kapalua Bay. The site of the former Bay Club had been closed since August 2004.

        New York Stock Exchange ("NYSE").    In April 2008, our common stock stopped trading on AMEX and began trading on the NYSE.

        Interest Rate Agreements.    In January 2008, we entered into interest rate swap agreements for approximately two years that converted $55 million of variable-rate debt to fixed-rate debt based on a 2-year LIBOR rate.

        Sales of Non-Core Property.    In 2008, we sold approximately 111 acres of Upcountry Maui land in three land sales transactions for a total of $4.4 million in revenues. These properties primarily consisted of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic development communities.

Description of Business

Agriculture

        Maui Pineapple Company, Ltd. is the operating subsidiary for our Agriculture segment. Our business is focused on growing, harvesting, packing and marketing fresh premium pineapple. We sell our fresh Maui Gold® pineapple directly to wholesalers and grocery stores in Hawaii and through a consignment arrangement with Calavo Growers, Inc. to customers in the continental United States and Canada. We also sell our Maui Gold® pineapple as gift packs on our website and through certain retail outlets in Hawaii. Revenues from our Agriculture segment for the year ended December 31, 2008 were $27.8 million, or approximately 35% of our consolidated revenues.

  Planting, Harvesting and Packing

        The fresh fruit market is a year-round business, which requires consistency of supply. Over the past two years, we have made significant progress in changing our agronomic practices and planting schedules to produce a more consistent and predictable supply of fruit throughout the year. Planting and harvesting take place throughout the year. Our pineapple farms encompass approximately 2,000 acres on Maui. Two pineapple crops are normally harvested from each new planting. The first, or plant crop, is harvested approximately 18 to 23 months after planting; the second, or ratoon crop, is harvested 12 to 14 months later. A third crop, the second ratoon, may be harvested 9 to 14 months later depending on a number of conditions.

        The availability of water for irrigation is critical to the cultivation of pineapple. The Upcountry Maui area, in which we have historically grown pineapple, is susceptible to drought conditions, which can adversely affect pineapple operations by resulting in poor yields (tons per acre) and lower recoveries (the amount of packable and saleable product per ton of fruit harvested). A large portion of the fields in our Upcountry Maui plantation is equipped with drip irrigation systems.

        Harvested pineapple is packed for fresh shipment at our packing facility located in Kahului. Our pineapple is shipped to our customers in Hawaii and to the consignee's locations in the continental United States by ocean or air freight.

        Prior to 2008, we owned and operated fully integrated facilities for the production of fresh and processed pineapple. Harvested fruit was directed to fresh or canning facilities based on market conditions and fruit size and quality. The metal containers used in canning pineapple were produced in a Company-owned plant at the cannery site. Our processed pineapple products were primarily sold as private label pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid, primarily to large grocery chains and to the United States government. We substantially ceased canning operations by the end of 2007, and now focus on the sale of fresh fruit and pineapple juice.

  Competition

        Our fresh pineapple is sold in competition with both foreign and United States companies. Our principal competitors are Dole Food Company, Inc. and Del Monte Fresh Produce Company, each of which produces substantial quantities of fresh pineapple products, a significant portion of which is grown in Central America.

Resort

        Kapalua Land Company, Ltd. is the operating subsidiary that includes our Resort segment, which operates the Kapalua Resort, a master-planned, resort community on Maui's northwest coast. Our property on West Maui includes approximately 22,100 acres, most of which remain as conservation or open space. Revenues from our Resort segment for the year ended December 31, 2008 were $37.4 million, or approximately 47% of our consolidated revenues.

        Presently, the Kapalua Resort includes 1,650 acres bordering the ocean with three white sand beaches and includes two championship golf courses (The Bay Course and The Plantation Course), The Ritz-Carlton, Kapalua hotel, eight residential subdivisions, a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 700 single-family residential lots, condominiums and homes. We operate Kapalua Resort's golf courses, a tennis facility, retail shops, a vacation rental program (The Kapalua Villas), and provide certain services to the Resort. We have approximately 220 units in our Kapalua Villas short-term rental program. We also manage The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. The Kapalua Golf Academy, located on 23 acres of land in the Central Resort area is a state-of-the-art teaching and practice facility that was developed in conjunction with PGA Touring Professional Hale Irwin. Prior to March 2007, the Resort included a third golf course, The Village Course, which was closed on February 28, 2007. On March 17, 2009, we entered into a sale and purchase agreement to sell The Plantation Golf Course for $50 million (Note 21 to consolidated financial statements).

        In late December 2007, our Kapalua Adventure Center opened and in January 2008 our Mountain Outpost began operations. The Adventure Center is located in the former Village Clubhouse and includes a retail area featuring outdoor clothing and gear, a café and is the check-in point for the Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a ropes challenge course, a climbing wall and other adventures.

        In 2008, we completed several major new initiatives to improve and revitalize the Kapalua Resort. Financial results for the year were sharply affected by the high cost of fuel throughout most of the year that increased traveling costs. Traveling costs were also affected by airline closures and the resulting reduced seat capacity to Hawaii. In addition, the economic recession in the United States and elsewhere resulted in reduced travel. We launched various innovative marketing initiatives to draw guests to the Kapalua Resort, which partially mitigated the negative influences on our Resort operations.

        In 2008, we continued construction of a trail system that will run along the ocean, through the mountains and wind through the entire resort and our other land holdings. The Resort segment has also been implementing the Kapalua Gold program to upgrade and standardize the privately-owned Kapalua Villas units in our rental program, as well as other initiatives to enhance and improve the Kapalua Resort.

  Signature Events

        We utilize nationally televised professional golf tournaments as a marketing tool for the Kapalua Resort. Since January 1999, Kapalua has hosted the Mercedes-Benz Championship, the season opening event for the PGA TOUR. We have agreements with Mercedes-Benz and the PGA Tour to host and manage this event at the Kapalua Resort through January 2010.

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

  •
  LPGA Kapalua Classic, a full-field tournament that commenced in October 2008 on the Bay Course that features the world's top professional women golfers; and

  •
  Billabong Pro Maui, the last Triple Crown women's surf contest of the year held in December at Honolua Bay.

  Competition

        The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. The Kapalua Resort's primary resort competitors on Maui are located in Kaanapali, which is approximately five miles from Kapalua, and in Wailea on Maui's south coast.

Community Development

        The Community Development segment is responsible for all of our real estate entitlement, development, construction, sales and leasing activities. Our projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort; and our Public Utilities Commission-regulated water and sewage transmission operations that service the Kapalua Resort and parts of West Maui. Revenues from our Community Development segment for the year ended December 31, 2008 were $11.4 million, or approximately 14% of consolidated revenues.

        We are the lessor of certain commercial and residential properties primarily at the Kapalua Resort. We were the ground lessor under a long-term lease with the Ritz-Carlton, Kapalua hotel, until March 2007 when we sold the land to the lessee and acquired a partial interest in the joint venture that is now the owner of the hotel and fee interest (Note 4 to consolidated financial statements). In August 2004, we contributed the fee interests in the land underlying the Kapalua Bay Hotel and our interests in The Kapalua Shops to Kapalua Bay LLC ("Kapalua Bay"), a wholly owned subsidiary of Bay Holdings, a limited liability company formed as a joint venture among the Company, Marriott International Inc. and Exclusive Resorts LLC. We have a 51% interest in, and are the managing member of, Bay Holdings. Bay Holdings is constructing the Residences at Kapalua Bay, consisting of approximately 146 units that will be sold as whole ownership and fractional ownership residences, a clubhouse, pool, spa and other amenities. The percentage of completion of the six residential buildings in the project ranged from approximately 83% to 98% as of the end of 2008, and we expect the project to be completed by the second quarter of 2009. See Note 4 to consolidated financial statements.

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

        Since 2004, we have identified over 3,700 acres of non-core Upcountry Maui land and have sold to date approximately 3,500 acres with total sales proceeds of approximately $79 million, of which $4.4 million were recognized in 2008.

        Honolua Ridge Phase I and II are comprised of a total 50 agricultural lots ranging from three to 30 acres, with original list sales prices ranging from $895,000 to $7.3 million. We began selling Phase I in 2004 and Phase II in 2005; there were no sales in 2008, and as of December 31, 2008, we have one unsold Phase II lot in inventory.

        As mentioned above, under the caption "2008 Business Developments," the start of construction of new development projects, other than the Residences at Kapalua Bay project, are now delayed because of the current economic climate and cash flow constraints. However, we expect to continue engaging in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Mauka:  As presently planned, this project is comprised of 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 925 acres.

  •
  The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 30,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort-related facilities. The first phase of the commercial component opened in October 2006.

  •
  Pulelehua:  This project is designed to be a new traditional community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. We are currently in the process of securing a hearing for the project with the Maui County Council Land Use Committee.

  •
  Hali`imaile Town:  This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in determining the vision for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui as it updates the County General Plan over the next two years.

        The price and market for luxury real estate on Maui has in the past been highly cyclical based upon interest rates, the general real estate markets on the mainland United States (specifically the West Coast), the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. The Community Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii and the mainland United States.

Employees

        In 2008, we employed approximately 800 people. Agricultural operations employed approximately 250 employees of which approximately 43% were seasonal or intermittent employees and approximately 71% were covered by collective bargaining agreements. Resort operations employed approximately 400 employees, of which approximately 10% were part-time employees and approximately 23% were covered by collective bargaining agreements. The Community Development segment employed approximately 35 employees, and corporate services and other operations employed approximately 100 employees in 2008. In 2009, we began to implement staff reductions that are expected to reduce the number of employees by about 100 with the majority of the reduction to be made in March 2009.

Other Information

        Our Agriculture segment engages in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $1,407,000 in 2008, $1,155,000 in 2007, and $1,078,000 in 2006.

        We have reviewed our compliance with federal, state and local provisions that regulate the discharge of materials into the environment or are otherwise related to the protection of the environment. We do not expect any material future financial impact as a result of compliance with these laws.

        Pursuant to a settlement agreement with the County of Maui in 1999, we have a commitment until December 1, 2039 to share with several chemical manufacturers in the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating costs for filtrations systems on existing and future wells. We are not presently aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. For additional information, see Note 19 to consolidated financial statements.

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

Executive Officers of the Company

        The Company's executive officers as of March 2009 are listed below. The current term of Mr. Webber by contract continues through April 2010, and terms of the other executive officers expire in May 2009, or at such time as their successors are elected.

Robert I. Webber (50)	Mr. Webber has served as President and Chief Executive Officer since January 2009. From March 2008 through December 2008, he served as Executive Vice President and Chief Operating Officer; and also as Chief Financial Officer from April 2006. From April 2006 to March 2008, Mr. Webber served as Senior Vice President of Business Development. He served as President of Dyntek, Inc., a provider of technology services based in Irvine, California, from June 2005 to March 2006; and as Chief Financial Officer and Director from July 2004 to March 2006. He was the General Manager of Spectrus, Inc., (formerly known as FOR1031) a privately held commercial real estate development and services company in Irvine, California from October 2003 to June 2004. Previously, Mr. Webber worked as a consultant for McKinsey & Company, Inc. in Los Angeles, California.

Ryan L. Churchill (37)	Mr. Churchill has served as Senior Vice President/Corporate Development of the Company since March 2007. He served as Vice President/Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005 and Development Manager from October 2000 to June 2004.
Fred W. Rickert (65)
Mr. Rickert has served as Vice President/Treasurer of the Company since May 2006. He served as Vice President/Chief Financial Officer from September 2004 to May 2006 and Acting Chief Financial Officer from July 2004 to September 2004; Vice President/Finance of Maui Pineapple Company, Ltd., the operating subsidiary of the Company's Agriculture segment from April 2004 to July 2004. Mr. Rickert served as Chief Financial Officer of the Port of Oakland, a municipal corporation with operations in the Oakland International Airport, maritime operations, and commercial real estate development 1996 to 2004 and Vice President Accounting of PLM International, Inc., an AMEX listed company syndicating partnerships for transportation equipment operating leases, from 1990 to 1996. Mr. Rickert's employment with the Company terminated on March 20, 2009.

Item 1A.    RISK FACTORS

        The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

 Risks Related to our Business

Risks Relating to our Community Development and Resort Segments

Unstable market conditions could continue to materially and adversely affect our operating results.

        Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit, higher energy costs, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

        The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of our lenders and the inability of prospective purchasers to obtain credit to finance purchases of real property, including ownership interests in the Residences at Kapalua Bay, for example.

        In addition, if the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current and anticipated working capital and capital expenditure requirements for at least the next twelve months, a sustained economic recession or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

Real estate investments are subject to numerous risks and we are negatively impacted by the downturn in the real estate market.

        We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. Also, we have a 51% ownership interest in Bay Holdings, the owner and developer of the Residences at Kapalua Bay, a luxury community. The market for real estate on Maui tends to be highly cyclical and is typically affected by changes in general local, national and worldwide conditions, especially economic conditions, which are beyond our control, including the following:

  •
  periods of economic slowdown or recession, such as we are currently experiencing;

  •
  the general availability of mortgage financing, including:

  •
  the impact of the recent contraction in the subprime and mortgage markets generally; and

  •
  the effect of more stringent lending standards for mortgages;

  •
  rising interest rates, which increases the cost of acquiring, developing, expanding or renovating real property, resulting in decreased real property values as the number of potential buyers decreases;

  •
  local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than the owner believes the property is worth;

  •
  the popularity of Hawaii as a vacation destination;

  •
  shifts in populations away from the markets that we serve;

  •
  the relationship of the dollar to foreign currencies;

  •
  tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses; and/or

  •
  acts of God, such as hurricanes, earthquakes and other natural disasters.

        The occurrence of any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the number of residential or luxury real estate sales and/or prices of the units available for sale, which, in turn, could adversely affect our revenues and profitability. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect our operating results. The residential real estate market on the mainland United States and on Maui as well, is currently in a significant downturn due to the occurrence of several of the factors outlined above, such as the worldwide economic recession and the declining availability of credit, and may continue indefinitely into the future. Due to uncertainty as to when the real estate markets will rebound and our cash flow constraints, we have delayed construction of new development projects, other than the Residences at Kapalua Bay project, and have written off project costs that we do not believe can be realized. This resulted in a total pre-tax charge of $10.6 million in 2008. Sustained adverse changes to our development plans could result in additional impairment charges or write-offs of deferred development costs, which could continue to have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

The current economic environment and the more limited availability of credit may increase the possibility of default on sales at the Residences at Kapalua Bay project which could materially and adversely affect our financial condition and results of operations.

        We currently have pre-sales totaling approximately $314 million that are secured by non-refundable deposits ranging from approximately 10% for fractional ownership interests and up to 20% for whole-ownership purchases. The project is comprised of six residential buildings that as of December 31, 2008 ranged from 83% to 98% complete. Although the deposits we have collected are substantial, the current uncertainty in the national and world economies and the continuing turmoil in the financial and credit markets increases the possibility that purchasers who have entered into agreements to purchase property may fail to fulfill their contractual obligations, notwithstanding our receipt of nonrefundable deposits. As a result of such uncertainty, Bay Holdings has significantly increased the allowance for default reserves and we recorded equity in losses from affiliates from this joint venture of $7.5 million in the fourth quarter. The increased allowance is based on our prior experience and current information available to us to cover potential defaults on the purchase of fractional and whole-ownership units. While the reserves for defaults are based on the best knowledge that we have to date, there is no certainty as to whether the reserves are sufficient or in excess of the actual cancellations that we will experience. Although the impact to our results of operations from defaults will be offset by forfeited deposits, any such defaults may affect the timing and success of the project and could have a material adverse effect on our financial condition and results of operations.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, such as increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our Community Development and Resort segments are dependent on attracting visitors to the Kapalua Resort, to Maui, and the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the recent, worldwide economic recession, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that reduce passenger capacity or increase traveling costs, including the recent cessation of operations of two airlines that provided significant service to the Hawaiian market, could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. If the cost of energy, including fuel costs, continue to increase at the rate and at the pace as they recently have, it is likely that our business, financial condition and results of operations will be adversely impacted. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases, such as Avian Flu or SARS, could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

A reduction in the value of our investment in Bay Holdings would require us to reduce the value of this investment on our balance sheet, which could adversely affect our results of operations and financial condition.

        The carrying value of Bay Holdings on our balance sheet at December 31, 2008 is $41.7 million. We have made total cash contributions to Bay Holdings of $53.2 million. We also made a loan to Bay Holdings of $3.6 million in October 2008. Factors such as increases in costs because of significantly higher interest rates related to construction financing, significant lag in sales resulting in higher inventory carrying costs to the joint venture, or other possible events could result in a reduction of the value of the investment that we currently have on our balance sheet, and would require a write down of our carrying value of this investment, which could adversely affect our financial condition and results of operations. In the fourth quarter of 2008, we recorded an impairment charge of $37.8 million related to our investment in the joint venture because of the increased cost from the restructured financing arrangements and prospective slower than expected sell out of the project.

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

        Our financial results are highly dependent on our Community Development segment. The financial performance of our Community Development segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

If we are unable to successfully compete with other developers of luxury real estate on Maui, our financial results could be materially affected.

        Our real estate product faces significant competition from other luxury resort real estate properties on Maui, and from other luxury resort residential property in Hawaii and the mainland United States. In many cases, our competitors are larger than us and have greater access to capital. If we are unable to compete with these larger competitors, our financial results could be materially adversely affected.

We have entered into limited guarantees under which we may be required to guarantee completion of the Residences at Kapalua Bay project or certain limited recourse obligations of Bay Holdings.

        Bay Holdings, in which we own a 51% ownership interest, is constructing a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Bay Holdings. In connection with the construction loan agreement we, and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse the lenders for losses incurred due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Bay Holdings fails to complete the project or takes any of the specified actions that result in expenses to the lender and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could have a material adverse effect our results of operations and financial condition.

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

Risks Relating to our Agriculture Segment

Our agriculture operations face significant competition from companies with greater financial resources and from foreign competition with lower cost structures.

        We sell our pineapple products in competition with both foreign and United States companies. Our principal competitors are Dole Food Company, Inc. and Del Monte Fresh Produce Company, each of which produces substantial quantities of pineapple products, a significant portion of which is produced in Central America. Producers of pineapple in foreign countries have substantially lower land, water, labor, and regulatory costs than we do, which affects our ability to compete with other producers and thus could materially adversely affect our business, financial condition and results of operations.

If we are unable to successfully compete with other producers of fresh pineapple products, our financial results could be materially affected.

        In addition, a decline in the price of pineapple or increases in the price of fuel or packaging materials could adversely affect operating results and our ability to compete. Furthermore, agricultural chemicals used by us in the past have resulted in contingent liabilities that could result in future claims against us, which could affect our ability to compete with other producers.

We are highly dependent on the success of our consignment arrangement to sell our fresh pineapple.

        In November 2007, we entered into an exclusive consignment and marketing agreement with a third party to sell our Maui Gold® pineapple in North America. A significant portion of our fresh pineapple is sold through this arrangement. Failure for any reason of the consignee to fulfill its obligations under the applicable arrangement with us could result in disruptions to our supply of Maui Gold® pineapple in North America, and therefore could have a material adverse impact on our results of operations. We cannot provide assurance that a new arrangement would be available on similar terms as the existing consignment and marketing arrangement, if at all.

Our ability to competitively serve our customers depends on the availability of reliable and low-cost transportation, and any increases in transportation- related costs could have material adverse impact on our results of operations.

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

Other Risks

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

If we are unable to find a title sponsor for the LPGA golf tournament that we are contractually obligated to sponsor, we may have to bear the full cost of producing the tournament.

        We have an agreement with the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008. We were unable to find a title sponsor for the first LPGA Classic in October 2008 and we absorbed the net cost of approximately $3.4 million. We continue to seek a company or companies that would be suitable as a title sponsor for this event. The cost of such a tournament including the production and the purse is significant and if we continue to bear the full cost of producing the tournament, our results of operations could be negatively affected.

 Risks Related to Indebtedness

Risk Factors

We have incurred a significant amount of indebtedness and are subject to certain covenants under those agreements. Failure to satisfy covenants under these agreements could accelerate our obligations under such credit agreements, which could adversely affect our operations and financial results and impact our ability to satisfy our obligations and ability to continue as a going concern.

        We had approximately $137 million of indebtedness as of December 31, 2008, including capital leases, consisting of a secured revolving line of credit with Wells Fargo Bank and certain other lenders for up to $90 million that was scheduled to mature in November 2009, of which we had $11.7 million in availability as of December 31, 2008, a secured revolving line of credit with American AgCredit, FLCA for up to $25 million that was fully drawn as of December 31, 2008, and $40 million of senior secured convertible notes issued in July 2008. Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds. Also, continuing to fund developments and improvements in our Resort segment and construction projects in our Community Development segment, in addition to our debt service, requires a significant amount of cash, which depends to a large extent upon our ability to generate cash from operations and our ability to borrow under our credit facilities.

        Each of our credit agreements with Wells Fargo Bank and American AgCredit, FLCA contain financial and other covenants that we must satisfy. Our ability to continue to borrow under our credit agreements and to fund our cash requirements depends upon our ability to comply with those covenants. If we fail to satisfy any of our covenants, the lender may elect to accelerate our payment obligations under the credit agreement. In addition, failure to satisfy any of the covenants or to otherwise default under any of our credit agreements would also cause a default under our other credit agreements and our senior secured convertible notes issued in July 2008. If we default under any of our senior secured convertible notes, the holders of such notes may require us to redeem the notes, in which case we would also be required to pay a redemption premium equal to 115% multiplied by (i) the principal and accrued and unpaid interest under the note, or (ii) the highest closing sale price of our common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of our common stock into which a note is then convertible.

        In March 2009, we amended our credit agreements in order to be in compliance with all covenants effective December 31, 2008. Also in March 2009, we sold the PGC for $50 million (see note 21 to consolidated financial statements), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, we amended our line of credit agreement to extend the maturity date to March 2010 and eliminated all financial covenants, except for a minimum liquidity requirement and limitations on new indebtedness. The financial covenants in our $25 million revolving loan agreement were eliminated through 2009, and a minimum liquidity requirement and limitations on new indebtedness were imposed, and the maturity of this loan was accelerated to March 2010 (previously June 2011). As a result of these amendments, $57.8 million of the remaining outstanding borrowings as of March 30, 2009 will become due in March 2010.

        We are currently in discussions with both lenders to additionally restructure our line of credit and revolving loan agreements to extend the maturity dates beyond 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. We also plan to sell selected real estate assets in 2009 to provide additional liquidity. We may be unable to refinance our indebtedness or raise equity capital on favorable terms, or at all. In addition, the timing of our real estate asset sales may not enable us to maximize the value of such assets. We also may be unable to satisfy our debt obligations if they are accelerated due to an event of default. The failure to satisfy covenants, refinance, raise capital or sell assets, if required, sufficient to meet our debt obligations as they become due would have a material adverse effect on our results of operation and financial condition. See Note 5 to consolidated financial statements.

Available credit under each of our revolving credit facilities is dependent upon maintaining a specified percentage of the amount of the loan relative to the value of the property securing the loan and any reduction in the appraised value of such property could reduce our borrowing capacity.

        Each of our credit agreements with Wells Fargo Bank and American AgCredit, FLCA limits the aggregate amount or our borrowings under such agreements to fifty percent of the value of the property securing each loan. In connection with amending each of our credit agreements effective as of December 31, 2008, each of the lenders will be obtaining an appraisal of the property securing the lines of credit. If the principal amount outstanding under each credit agreement exceeds the specified loan-to-value percentage, we will be required to immediately make a principal payment to the lender in an amount necessary to meet the specified loan-to-value percentage or to provide the lender with additional collateral required to meet the specified loan-to-value percentage. If the loan-to-value percentage is not satisfied and we do not provide additional collateral, the new credit limit under the applicable credit agreement will be reduced. There is no assurance that the value of the appraisals will result in property values necessary to maintain current availability under our credit facilities. Further, if the amount of our borrowing capacity under our credit facilities is reduced, we may not have sufficient capital to fund operating expenses and our results of operations and financial condition could be materially adversely affected.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing.

        Our liquidity and our ability to obtain debt financing may be negatively impacted if one of our lenders or other financial institutions suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the remaining available funds under our credit facilities. In addition, if we attempt to obtain future financing or refinance our existing credit facilities, the credit market turmoil could negatively impact our ability to obtain such financing. If we are unable to borrow the full amount of available credit under our credit agreements or we are unable to obtain future financing or to refinance our existing credit facilities, our ability to respond to changing economic and business conditions and our results of operations and financial condition could be negatively impacted.

The number of shares registered for resale pursuant to an effective Registration Statement on Form S-3 is significant in relation to our outstanding shares and trading volume and sales of substantial amounts of our common stock may adversely affect our market price.

        On July 27, 2008, we entered into a securities purchase agreement with certain institutional accredited investors (the "investors"), to sell and issue to the investors in reliance on Section 4(2) of the Securities Act an aggregate of $40,000,000 in principal amount of our senior secured convertible notes (the "convertible notes"), bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The financing closed on July 28, 2008. As of December 31, 2008 we had 8,142,293 shares of common stock outstanding and our average weekly trading volume during the four full weeks prior to December 31, 2008 was 22,500 shares. The convertible notes are convertible at the option of the holders into 1,194,030 shares of our common stock at an initial conversion price of $33.50 per share. We filed a registration statement with the SEC for the public resale of the shares of common stock issuable upon conversion of the convertible notes. The registration statement was declared effective by the SEC on October 24, 2008. Accordingly, so long as the registration statement remains effective, the common stock issued upon conversion of the convertible notes will be freely tradable in the public markets without restriction and sales of a substantial number of shares could occur at any time during such period. Such sales may adversely affect the prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the convertible notes could be used to satisfy short positions, and anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.

The conversion price of the convertible notes is subject to adjustment and, if adjusted, will result in dilution to our existing holders of common stock.

        The convertible notes are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes, or 1,194,030 shares in the aggregate, assuming payment in cash of all interest payments. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the sale of convertible notes at the lower of the then current conversion price and 115% of the closing bid price of our common stock as reported on the NYSE on the adjustment date, provided, that, with respect to the reset adjustment, in no event shall the conversion price be reset below $30.00 per share. If the conversion price is reduced, the convertible notes will be convertible into additional shares of our common stock without the payment of any additional consideration, resulting in dilution to our then existing holders of common stock. There can be no assurance that an event that results in a reduction of the conversion price will not occur.

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

Risks Relating to our Stock

Our stock price has been subject to significant volatility.

        In 2008, the daily closing price per share of our common stock has ranged from a high of $34.25 per share to a low of $7.50 per share. Our stock price has been and may continue to be subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  actual or anticipated fluctuations in our operating results; and

  •
  comments made by securities analysts covering our stock.

        Fluctuations in the price of our common stock may be exacerbated by economic and other conditions on Maui in particular, or conditions in the financial markets generally.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the year ended December 31, 2008 was approximately 16,500 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

        We have not declared or paid regular cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by certain of our credit facilities, which contains restrictions prohibiting us from paying any cash dividends without the lender's prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted.

        Our common stock is currently listed on the NYSE. To remain so listed, NYSE rules require, among other things, that the minimum listing price of our common stock not be less than $1.00 for more than 30 consecutive trading days, and that our average global market capitalization over a consecutive 30 trading-day period be not less than $75 million and, at the same time, our total stockholders' equity be not less than $75 million. However, a company is subject to delisting if average global market capitalization over a consecutive 30 trading day period is less than $25 million, regardless of stockholders' equity. Under temporary rulemaking, the NYSE has, through June 30, 2009, suspended the $1.00 requirement and also lowered the average market capitalization requirement from $25 million to $15 million. As of March 20, 2009, our closing stock price was $7.42, our average global market capitalization over the previous consecutive 30 trading-day period was $56,204,000, and, at the same time, our total stockholders' equity was $31,688,000.

        In the future, we may not be able to meet the continued listing requirements of the NYSE, in response to which, the NYSE may take action to delist our common stock. In such event, if we were unable to regain compliance with the NYSE's continued listing standards within the required time frames, our common stock would be delisted, which could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, decreasing the amount of news and analyst coverage for us, and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 24,500 acres of land on Maui. Approximately 16% of the acreage is used directly or indirectly in our operations and the remaining land is primarily in pasture or forest reserve. This land, most of which was acquired from 1911 to 1932, is carried on our balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

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

  •
  a mortgage on approximately 25 acres comprising our Kahului property, 49 acres within the Kapalua Resort and 86 acres in Upcountry Maui, which secures our $40 million convertible notes arrangement;

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

        Approximately 22,100 acres of our land are located in West Maui, approximately 2,400 acres are located in Upcountry Maui and approximately 28 acres are located in Kahului, Maui.

        The 22,100 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 1,800 acres designated for the Kapalua Resort.

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

        Approximately 2,100 acres of leased land are used in our Agriculture operations under four leases expiring at various dates through 2017. We paid $609,000 in 2008 for the aggregate land rental for all leased land in agricultural production. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2008 and 2007. Our ability to declare dividends is restricted by the terms of our outstanding convertible notes, unless we obtain the prior consent of the holders of the convertible notes representing at least 60% of the aggregate principal amount of convertible notes then outstanding. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of March 20, 2009, there were 369 shareholders of record, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

        The following chart reflects high and low sales prices during each of the quarters in 2008 and 2007:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	High	$33.01	$34.00	$34.25	$28.00
	Low	24.98	27.00	22.19	7.50
2007	High	$36.79	$38.99	$37.87	$30.82
	Low	29.55	32.12	27.50	25.70

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2008.

Shareholder Return Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Small Cap 600 Index and S&P Real Estate Index for the period beginning on December 31, 2003 and ending on December 31, 2008. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance. Total return assumes reinvestment of dividends; we have paid no dividends on our common stock during the five-year period presented.

*
$100 invested on December 31, 2003 in common stock of Maui Land & Pineapple Company, Inc., S&P Small Cap 600 Index and S&P Real Estate.

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

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2008, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	889,795	$30.28	204,750
Equity compensation plans not approved by security holders	133,333	$27.60	—

Item 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below for the five years ended December 31, 2008, should be read in conjunction with the consolidated financial statements and accompanying notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report.

	2008	2007	2006	2005	2004
	(in thousands except share amounts)
FOR THE YEAR
Summary of Operations
Product revenues	$44,364	$118,190	$137,741	$149,204	$115,715
Service revenues	34,469	35,880	41,156	37,476	37,534
Cost of product revenues	40,255	55,107	65,488	73,537	71,226
Cost of service revenues	40,621	37,452	39,253	36,418	36,177
Shipping and marketing	16,788	16,450	16,528	14,446	15,621
General and administrative	42,125	37,998	41,939	38,425	29,347
Impairment—deferred development cost(1)	10,634	—	—	—	—
Pineapple restructuring charges(2)	—	8,455	—	—	—
Equity in income (losses) of affiliates(3)	(18,839)	16,832	(5,340)	(484)	(727)
Interest expense	(2,436)	(2,647)	(775)	(521)	(1,159)
Interest income	553	985	1,367	443	23
Income tax (expense) benefit	12,916	(5,767)	(3,716)	(8,723)	528
Income (loss) from continuing operations	(79,396)	8,011	7,225	14,569	(457)
Discontinued operations, net of income taxes(4)	—	—	—	—	74
Net income (loss)	(79,396)	8,011	7,225	14,569	(383)
Earnings (Loss) Per Common Share—Basic
Income (loss) from continuing operations	(9.98)	1.03	1.00	2.02	(0.06)
Discontinued operations, net of income taxes	—	—	—	—	0.01
Net income (loss)	(9.98)	1.03	1.00	2.02	(0.05)
Other Data
Depreciation	$13,131	$11,868	$12,374	$14,263	$10,040
Return on beginning stockholders' equity	(60.9)%	8.0%	7.9%	20.3%	(0.5)%
Percent of net income (loss) to revenues	(100.7)%	5.2%	4.0%	7.8%	(0.2)%
AT YEAR END
Current assets less current liabilities	$(14,445)	$(1,184)	$19,003	$8,900	$11,184
Ratio of current assets to current liabilities	.8	1.0	1.7	1.2	1.3
Property, net of accumulated depreciation	$116,240	$140,547	$129,849	$96,935	$93,897
Total assets	248,200	271,176	220,199	185,999	160,923
Long-term debt and capital leases	90,941	60,077	49,716	10,284	13,953
Stockholders' equity
Amount	31,688	130,267	100,369	91,180	71,621
Per common share	$3.95	$16.37	$13.77	$12.57	$9.91
Common shares outstanding	8,021,248	7,959,154	7,287,779	7,254,779	7,226,550

(1)
In 2008, we wrote off $10.6 million of abandoned development plans and other deferred development costs that are not expected to be recoverable (Note 3 to consolidated financial statements).

(2)
In 2007, we restructured our pineapple operations (Note 7 to consolidated financial statements).

(3)
In 2008, we recorded an impairment charge of $37.8 million on our investment in Bay Holdings (Note 4 to consolidated financial statements).

(4)
In 2003, we sold the Napili Plaza and substantially all of our Costa Rican pineapple assets. The operating results of these operations and the gains from the sales of these assets are reported as discontinued operations through 2004 when the wind-down of the operations and sales were completed.

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

  Agriculture

        The Agriculture segment primarily includes growing, packing, and marketing of fresh premium pineapple. Our fresh pineapple is sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grow and market fresh organic pineapple. Through most of 2007, we also processed (canned) our pineapple, which we sold under buyers' private labels and to the United States government (Note 7 to consolidated financial statements).

  Resort

        The Resort segment includes our ongoing operations at the Kapalua Resort. These operations include two championship golf courses, a tennis facility, a vacation rental program, and several retail outlets. In late December 2007, our new Kapalua Adventure Center opened and in January 2008 our Mountain Outpost began operations. In March 2009, we entered into a sale and purchase agreement to sell The Plantation Golf Course for $50 million (Note 21 to consolidated financial statements).

  Community Development

        The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, and Public Utilities Commission-regulated water and sewage transmission operations located within the Kapalua Resort. Beginning August 31, 2004, the Community Development segment includes our investment in Bay Holdings (Note 4 to consolidated financial statements).

Current Developments

        In 2008, all of our business segments were negatively affected by the global recession, the resulting uncertainty in the local, national and world economies, and the continuing turmoil in the financial and credit markets. Uncertainty about current global economic conditions caused consumers to postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which negatively impacted all three of our operating segments. The economic turmoil and higher transportation costs resulted in reduced visitor counts to Maui and to the State of Hawaii, which negatively affected our Resort segment, and also resulted in slower sales of, and increased potential default rates on the residential units at Kapalua Bay, which negatively affected our Community Development segment. In our pineapple operations, high energy prices increased the cost of fertilizers, packaging and other materials, increased the cost of transporting fruit to markets, and increased the cost of transporting fruit, equipment and employees between our locations, all of which negatively impacted our Agriculture segment. In July 2008, we announced the reduction of 274 positions affecting jobs throughout our Company, primarily in the pineapple operations. We continued throughout the remainder of the year to seek additional areas to reduce cost and, in March 2009, we began to implement staff and salary reductions affecting nearly all employees.

        In 2008, we incurred an operating loss of $71.6 million and negative cash flow from operations of $51.8 million. In addition at the end of 2008, $77.8 million of borrowings under our revolving line of credit was scheduled to become due in November 2009. In March 2009, we amended both our $90 million revolving line of credit and our $25 million revolving loan agreements in order to be in compliance with all covenants effective December 31, 2008. Also in March 2009, we sold the Plantation Golf Course ("PGC") for $50 million (see Note 21 to consolidated financial statements), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, we amended our line of credit agreement to extend the maturity date to March 2010 and all financial covenants, except for the minimum liquidity and maximum indebtedness requirements were eliminated. The financial covenants in our $25 million revolving loan agreement were suspended through 2009, except for a minimum liquidity requirement and maximum indebtedness limitation, and the maturity of this loan was accelerated to March 2010 (previously June 2011). As a result of these amendments, $57.8 million of the remaining outstanding borrowings as of March 30, 2009, will become due in March 2010. We are currently in discussions with both lenders to restructure our line of credit and revolving loan agreements to extend the maturity dates beyond 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. We also plan to sell selected real estate assets in 2009 to provide additional liquidity.

        In September 2008, Lehman Brothers Holdings, Inc., the lead lender in the syndicated construction loan for our Residences at Kapalua Bay project filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. Avoiding the stoppage of construction work on this project was a high priority to us as we worked with Lehman, other lenders and the bankruptcy courts to resolve the funding shortfall. The members of Bay Holdings agreed to advance funds to the joint venture, which when combined with funding received from the other lenders in the loan syndicate, were sufficient to pay the minimum progress payments due to the contractor. Construction of the project continued uninterrupted and on February 11, 2009, Bay Holdings entered into an amended and restated construction loan agreement that we believe will be sufficient to complete construction of the project. The interim and amended financing arrangement increased costs and are expected to result in significantly reduced returns to us from the project.

        The following is a summary of other material business developments in 2008. For more discussion about business developments in 2008, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report.

        Development Projects.    While sales at the Residences at Kapalua Bay project have continued throughout 2008 and early in 2009, based on potential for an increase in default rates because of the current economic environment, Bay Holdings significantly increased the allowance for default reserves and we recorded fourth quarter equity in losses of affiliates from the joint venture of $7.5 million. In the fourth quarter of 2008, we recorded an impairment charge of $37.8 million related to this investment due to the increased cost from the restructured financing arrangements and slower sell out of the project than originally forecasted (Note 4 to consolidated financial statements). In addition, due to uncertainty as to when the real estate markets will rebound and our cash flow constraints, we have delayed the start of construction of new development projects and have written off deferred project costs that we do not believe can be recovered. This resulted in a total pre-tax charge of $10.6 million in 2008 (Note 3 to consolidated financial statements).

        Management Changes.    Effective January 1, 2009, Warren H. Haruki was appointed to the position of Chairman of our Board of Directors and Robert I. Webber was appointed to the positions of President and Chief Executive Officer. In November 2008, David C. Cole resigned from his position of Chairman, President and CEO effective as of December 31, 2008.

        Board Appointment and Annual Meeting.    In December 2008, our Board of Directors approved an amendment to our Bylaws to increase the Class I Directors to four and appointed Stephen M. Case to the fill the new Class I Director position. At our annual meeting in May 2008, our shareholders re-elected John H. Agee, Warren H. Haruki and Duncan MacNaughton as Class III Directors.

        Ladies Professional Golf Association (LPGA).    In October 2008, we held the inaugural LPGA Kapalua Classic, a full field tournament on the Bay Course and Morgan Pressel, Kapalua Resort's official touring professional, won the tournament with a dramatic final putt on the 18th green.

        Convertible Notes.    In July 2008, we issued $40 million in senior secured convertible notes. A portion of the proceeds were used to repay other debt and the remainder was used to fund operations, capital expenditures and development projects (Note 5 to consolidated financial statements).

        New Operations.    In June 2008, we entered into an agreement with WTS International, Inc. to perform pre-opening services and to operate the spa that will be located adjacent to the condominiums currently being constructed by Bay Holdings. We expect to open the spa by mid-2009. Also in June, Merriman's Kapalua, a fine dining restaurant opened under a long-term lease with us, in a newly renovated location on Kapalua Bay. The site of the former Bay Club had been closed since August 2004.

        New York Stock Exchange (NYSE). In April 2008, our common stock stopped trading on AMEX and began trading on the NYSE.

        Interest Rate Agreements.    In January 2008, we entered into interest rate swap agreements for approximately two years that converted $55 million of variable-rate debt to fixed-rate debt based on a 2-year LIBOR rate.

        Sales of Non-Core Property.    In 2008, we sold approximately 111 acres of Upcountry Maui land in three land sales transactions for a total of $4.4 million in revenues. These properties primarily consisted of land that was deemed unsuitable for precision cultivation of pineapple and were also not suitable for creating new holistic development communities.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and 2007

CONSOLIDATED

	Year Ended December 31,
	2008	2007	change
	(in millions, except share amounts)
Consolidated Revenues	$78.8	$154.1	$(75.3)
Net Income (Loss)	$(79.4)	$8.0	$(87.4)
Basic Earnings (Loss) Per Common Share	$(9.98)	$1.03	$(11.01)

        We reported a net loss of $79.4 million for 2008 compared to net income of $8.0 million for 2007. For 2008, basic earnings (loss) per common share was $(9.98) compared to $1.03 for 2007. Consolidated revenues of $78.8 million were $75.3 million or 49% lower in 2008 compared to 2007. The reduction in 2008 revenues was primarily due to a $56.7 million decrease in the Community Development segment revenues, as a result of lower real estate sales in 2008 caused by, among other things, the global economic recession, declining availability of credit and worsening consumer confidence, and to a $19.7 million decrease in Agriculture segment revenues, primarily as a result of cessation of producing and selling solid-packed pineapple products in 2007. Operating losses from all of our business segments and, impairment charges of $48.4 million in the Community Development segment, were primarily responsible for the net loss in 2008.

        In 2008, we recognized $4.4 million in revenues from the sale of real estate compared to $59.6 million in revenues from real estate sales, including the land underlying the Ritz-Carlton, Kapalua hotel in 2007.

  General and Administrative

        In 2008, general and administrative expenses increased by 11% to $42.1 million compared to $38.0 million for 2007. The major components of the difference in general and administrative expenses were asset write offs and severance, as follows:

	Year ended December 31,
	2008	2007	change
	(in millions)
Salaries and wages	$8.9	$10.0	$(1.1)
Employee incentives and stock compensation	2.5	6.6	(4.1)
Professional and other outside services	6.7	7.7	(1.0)
Depreciation and asset write offs	8.6	1.8	6.8
Employee severance expense	4.1	0.3	3.8
Other (net)	11.3	11.6	(0.3)

Total	$42.1	$38.0	$4.1

        General and administrative salaries and wages were lower in 2008 compared to 2007 due to a reduction in the number of employees across all business segments and corporate services as we reduced the size of our workforce during the second half of 2008 in response to weak economic conditions and operating losses, in particular from our Agriculture segment. Increase in employee severance expense in 2008 reflects the reduction in force as well as termination payments pursuant to management changes.

        The decrease in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment in 2007 of $1.1 million to David C. Cole, our former Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of his stock options. The stock option agreement was amended to eliminate adverse tax consequences to our former Chairman imposed by section 409A of the Internal Revenue Code.

        The decrease in professional services and other services primarily reflects a reduction in use of outside consultants.

        The increase in depreciation and asset write offs primarily reflects the continued restructuring of the Agriculture segment that resulted in additional asset write offs in 2008 and a reduction of the estimated useful lives of certain assets, which increased depreciation charges. The Kapalua Resort and other operations recorded asset write off charges in 2008 primarily for excess equipment.

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

  Interest Expense

        Interest expense was $2,436,000 for 2008 compared to $2,647,000 for 2007. In 2008 and 2007, $343,000 and $1,165,000, respectively, of interest was capitalized to construction projects. Interest expense for 2008 includes a charge of $1,160,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 6 to consolidated financial statements). Interest expense for 2008 also includes a net credit of $6,152,000 representing the change in the estimated fair value of the derivative liability that was bifurcated from our $40 million convertible notes, less interest accretion of $1,230,000 on the carrying value of the convertible note (see Notes 5 and 6 to consolidated financial statements). Our effective interest rate on borrowings was 4.7% for 2008 compared to 7.5% for 2007. The decrease in interest expense was due primarily to higher average borrowings in 2008, being offset by lower average interest rates and the fair value credit adjustment for the convertible notes of $7.4 million.

AGRICULTURE

	Year Ended December 31,
	2008	2007	change
	(in millions)
Revenues	$27.8	$47.5	$(19.7)
% of consolidated revenues	35%	31%
Operating Loss	$(30.4)	$(26.6)	$(3.8)

        The Agriculture segment produced an operating loss of $30.4 million for 2008 compared to an operating loss of $26.6 million for 2007. Revenues for 2008 were $27.8 million or 41% lower than revenues for 2007, primarily due to a reduction in sales of processed products. In 2008, continued losses reflect processing plant and logistical issues that affected the quality of our fresh product, increased costs of operations and employee severance costs as we further reduced the size of our Agriculture workforce in the second half of 2008. The increased loss also reflects increased depreciation charges as we adjusted the estimated useful life of assets and asset write offs. The operating loss for 2007 includes net charges totaling approximately $8.5 million related to the restructuring of our pineapple operations. In addition, the operating losses in 2008 and 2007 reflect the time-related constraints to restructuring our pineapple operations, such as the growing period of our pineapple crop.

        In, 2007, we ceased the production of substantially all solid-packed pineapple products (Note 7 to consolidated financial statements). With the cessation of solid-pack canned products, we began to focus our business on the sale of fresh premium pineapple.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales decreased by approximately 12% in 2008 compared to 2007, and revenue per case was lower by approximately 3% in 2008 compared to 2007. Lower case sales volume and pricing in 2008 were due to delayed ripening of the fruit early in 2008 and product quality and distribution issues that prevented us from achieving optimum pricing and resulted in the disposal of a significant volume of product.

        The Agriculture segment cost of sales was lower by approximately 23% in 2008 compared to 2007, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales. Per unit cost of sales increased in 2008 because all fruit growing costs are now allocated to the fresh fruit product line, because of lower production volumes and fixed costs, and due to disposal of fruit as a result of quality problems and distribution logistics. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 27% in 2008 compared to 2007 because of lower volume of sales and lower average per unit shipping costs. Although higher fuel charges have increased transportation costs, we were able to reduce our average shipping cost in 2008 by shipping a greater percentage of products to the mainland United States by ocean freight rather than air freight, which is more costly.

RESORT

	Year Ended December 31,
	2008	2007	change
	(in millions)
Revenues	$37.4	$35.8	$1.6
% of consolidated revenues	47%	23%
Operating Loss	$(19.7)	$(11.7)	$(8.0)

        The Resort segment reported an operating loss of $19.7 million for 2008 compared to an operating loss of $11.7 million for 2007. Resort segment revenues were $37.4 million for 2008 or 5% higher compared to revenues for 2007 largely reflecting our Adventure Center and Mountain Outpost operations that began in December 2007 and early in 2008. The increased operating loss was primarily due to increased operating costs, in particular for the new operations, a lower revenue base in our golf operations with the closure of the Village Course in 2007, the cost of hosting the LPGA tournament in October 2008 without a sponsor, and higher administrative costs.

        In 2008, financial results for the Resort segment were sharply affected by the reduction in visitor counts due to the economic recession in the United States and elsewhere that has resulted in inability or hesitation to travel, reduced airline passenger capacity to Hawaii caused by airline closures, and the high cost of energy through most of the year that affected the cost of traveling. Maui and the State of Hawaii experienced approximately a 15% and 11%, respectively, decreases in visitor counts in 2008 compared to 2007.

        Results for 2007 were negatively affected by the closure of the 548-room Ritz-Carlton, Kapalua hotel in July 2007 for extensive renovations. The hotel partially re-opened in December 2007. Closure of the back-nine of the Bay Course for a comprehensive re-seeding of the greens in August 2007 also had a negative impact on Resort operating results. The Bay Course re-opened in December 2007, but the renovation continued in 2008 and will continue in 2009 on the final greens without a course closure.

  Golf, Retail and Villas

        Revenues from golf operations decreased by 8% and paid rounds of golf decreased by approximately 17% for 2008 compared to 2007. Average green and cart fees increased by approximately 10% in 2008 compared to 2007. Resort retail sales for 2008 were approximately 11% higher than sales for 2007, reflecting increased food service sales from the Honolua Store after renovations were completed in May 2008 and revenues from the Adventure Center café and retail operations that opened at the end of December 2007.

        Revenues from the Kapalua Villas were approximately 10% lower in 2008 compared to 2007, reflecting an 11% decrease in occupied rooms partially offset by a 1% higher average room rate. There were approximately 3% fewer rooms available in 2008, partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Year Ended December 31,
	2008	2007	change
	(in millions)
Revenues	$11.4	$68.1	$(56.7)
% of consolidated revenues	14%	44%
Operating Profit (Loss)	$(40.0)	$53.1	$(93.1)

        The Community Development segment reported an operating loss of $40.0 million for 2008 compared to operating profit of $53.1 million for 2007. Revenues from this operating segment were $11.4 million for 2008 compared to revenues of $68.1 million for 2007. In 2008, the operating loss includes a charge of $37.8 million representing impairment of our investment in Bay Holdings (Note 4 to consolidated financial statements) and a charge of $10.6 million for the write off of development plans and other project costs that are not expected to be realized due to the delay of the start of construction of new development projects in the fourth quarter of 2008 caused by, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence (Note 3 to consolidated financial statements). In 2007, revenues and operating profit include our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007, which resulted in revenues and operating profit of approximately $25 million (Note 4 to consolidated financial statements).

        Our equity in the income of Bay Holdings was $18.9 million (excluding the effect of the $37.8 million impairment charge discussed above) for 2008 compared to $16.8 million in 2007. In the fourth quarter of 2008, Bay Holdings has significantly increased the allowance for default reserves and we recorded equity in losses from affiliates from this joint venture of $7.5 million. While sales of the project have continued in 2008 and early 2009, estimated default rates were based on changes and uncertainties in the global economy. We expect default rates to increase as a result of, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence. In 2007, the joint venture began to recognize revenues and profits on the percentage-of-completion method from the whole and fractional residential condominiums. The percentage-of-completion of the six residential buildings in this project ranged from 83% to 98% as of the end of 2008. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture.

  Real Estate Sales

        Our total real estate sales in 2008 produced $4.4 million in revenues compared to $59.6 million in revenues in 2007, including the $25 million sale of land underlying the Ritz-Carlton, Kapalua hotel.

        In 2008, we sold approximately 111 acres of Upcountry Maui property in three land sales transactions and recognized revenues of $4.4 million and pretax gains of approximately $4.1 million. In 2007, we sold approximately 683 acres of Upcountry Maui property in five land sales transactions and recognized revenues of $19.9 million and a pre-tax gain of approximately $19.5 million from non-core land sales. The land sold in 2008 and 2007 had previously been earmarked as "non-core" to our strategic plans.

        In 2007, we closed escrow on eight Honolua Ridge Phase II lots and recognized revenues of $14.7 million. Our Honolua Ridge Phase II subdivision consists of 25 agricultural-zoned lots, which began selling in August 2005. There were no sales in 2008 and one lot remains in inventory at the end of 2008.

        Real estate development and sales are cyclical and depend on a number of factors (see the risk factor entitled "Real estate investments are subject to numerous risks and we are negatively impacted by the downturn in the real estate market" under Risk Factors in Item 1A above). Results for one period are therefore not necessarily indicative of future performance trends for this segment.

Comparison of Years Ended December 31, 2007 and 2006

CONSOLIDATED

	Year Ended December 31,
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

	Year Ended December 31,
	2007	2006	change
	(in millions)
Salaries and wages	$10.0	$12.0	$(2.0)
Employee incentives and stock compensation	6.6	2.8	3.8
Professional and other outside services	7.7	6.8	0.9
Depreciation and asset write offs	1.8	6.4	(4.6)
Employee severance expense	0.3	2.7	(2.4)
Other (net)	11.6	11.2	0.4

Total	$38.0	$41.9	$(3.9)

        The reduction in salaries and wages in 2007 compared to 2006 was due primarily to Agriculture re-training charges that are included in 2006. At the end of June 2006, we began to operate our new fresh fruit packing facility, which is less labor intensive. In 2006, some of the Agriculture segment employees were taken out of operations and retrained for other work as the operations moved toward a less labor-intensive process and, in 2006, we incurred employee severance charges of $1.8 million as a result of the reduction in the Agriculture segment work force.

        The increase in professional services in 2007 primarily reflects increases in actuarial services, largely because of the restructuring of the Agriculture business in 2007. In 2007, we also incurred outside consultant costs to evaluate and manage construction issues on our Kahului properties.

        The increase in employee incentives and stock compensation was primarily due to restricted stock vesting in 2007 for certain officers and a payment of $1.1 million to David C. Cole, our former Chairman, President & CEO because of an amendment to Mr. Cole's stock option agreement with the Company that reduced the value of the stock options. The stock option agreement was amended to eliminate adverse tax consequences to our former Chairman imposed by section 409A of the Internal Revenue Code.

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

	Year Ended December 31,
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

        Effective as of June 30, 2007, we ceased the production of substantially all solid-packed pineapple products (Note 7 to consolidated financial statements). With the cessation of solid-pack canned products, we began to focus our business on the sale of fresh premium pineapple.

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

	Year Ended December 31,
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

	Year Ended December 31,
	2007	2006	change
	(in millions)
Revenues	$68.1	$67.3	$0.8
% of consolidated revenues	44%	38%
Operating Profit	$53.1	$36.2	$16.9

        The Community Development segment reported an operating profit of $53.1 million for 2007 compared to $36.2 million for 2006. Revenues from this operating segment of $68.1 million in 2007 were $800,000 higher than 2006. Revenues and operating profit for 2007 include our sale of the land underlying the Ritz-Carlton, Kapalua hotel in March 2007, which resulted in revenues and operating profit of approximately $25 million (Note 4 to consolidated financial statements).

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

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At December 31, 2008, the Company's total debt, including capital leases, was $137 million, an increase of $75.3 million from December 31, 2007. Additional debt in 2008 was needed to fund operations as well as essential capital expenditures and investments. At December 31, 2008, we had $13.7 million in cash and cash equivalents, including $10.0 million in short-term treasury investments, and $11.7 million in available lines of credit.

Revolving Line of Credit with American AgCredit, FLCA

        We have a secured revolving line of credit with American AgCredit, FLCA, in the principal amount of up to $25 million. The loan is secured by certain parcels of our real property on Maui. Commitment fees of .25% to .50% are payable on the unused portion of the revolving facility. At our option, interest rates on advances are adjustable to the prime rate or based on one-month to one-year LIBOR rates. The agreement included financial covenants for the maintenance of a minimum net worth and interest coverage ratio, and maximum permitted indebtedness and funded debt to capitalization ratio. In March 2009, we amended the agreement in order to be in compliance with these financial covenants effective December 31, 2008, to suspend these covenants through 2009 and to add financial covenants for the maintenance of minimum liquidity of $10 million and restrictions on new indebtedness. The line of credit agreement was also amended to eliminate the automatic extension of the draw period and maturity that was to occur on June 1, 2011, to change the maturity to March 2010, to increase the interest rate on loan draws by 60 to 110 basis points, and to require a re-appraisal of the collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. We were in compliance with the financial covenants as of December 31, 2008 (as amended), and we expect to remain in compliance if our plans for real estate sales and cost reduction measures are successful. We have undertaken several financial and strategic initiatives to restructure the terms of our credit agreements and generate cash flow from a variety of sources, including the sale of several real estate assets, such as the sale of the PGC for $50 million which closed in March 2009 (see Note 21 to consolidated financial statements). In addition, we have taken several other actions to reduce cash outflows including reducing our headcount by about 100 personnel in March 2009, as well as other measures to reduce our operating expenses. We expect our real estate sales and cost reduction initiatives to be successful. At December 31, 2008, this revolving line of credit was fully drawn. We are currently in discussions with the lender to restructure the line of credit agreement to extend the maturity date past 2010 and to increase the available loan capacity under this agreement which will be based, in part, on the additional collateral provided to support the line of credit and the re-appraisal of the properties which is currently in process. While we believe we will be able extend our agreement with American AgCredit upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions and tight credit markets. If we are unable to renew our credit facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

        As of December 31, 2008, we had a secured revolving line of credit with Wells Fargo Bank and certain other lenders in the principal amount of up to $90 million. At our option, interest on advances will be based on Wells Fargo's prime rate or an applicable LIBOR rate. Interest is due monthly and all outstanding principal and accrued interest was scheduled to be due on November 13, 2009. There are no commitment fees on the unused portion of this revolving facility. The loan is secured by approximately 1,437 acres of our land in West Maui. The agreement included certain financial covenants, including the maintenance of a minimum net worth, liquidity and interest coverage ratio, and maximum funded debt. In March 2009, we amended the line of credit agreement in order to be in compliance with certain financial covenants under the agreement effective December 31, 2008. The agreement was further amended to eliminate all financial covenants except for the maintenance of minimum liquidity of $10 million and to impose limits on additional indebtedness, to eliminate the limitation on the lenders' recourse to recovery against us, to increase the interest rate on loan draws by 275 basis points as of April 1, 2009, and to require a re-appraisal of the collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. The properties are currently being reappraised. We expect to remain in compliance with such covenants if our plans for real estate sales and cost reduction measures are successful. We have undertaken several financial and strategic initiatives to restructure the terms of our credit agreements and generate cash flow from a variety of sources, including the sale of several real estate assets, such as the sale of the PGC for $50 million which closed in March 2009 (see Note 21 to consolidated financial statements). In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings, and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, we amended the line of credit agreement to extend the maturity date to March 13, 2010 and, accordingly, classified the remaining outstanding principle of $32.8 million as a noncurrent liability at December 31, 2008 in the consolidated balance sheet. We have taken several other actions to reduce cash outflows including reducing our headcount by about 100 personnel in March 2009, as well as other measures to reduce our operating expenses. We expect our real estate sales and cost reduction initiatives to be successful. The loan may become immediately due and payable upon a "default," as defined in the loan agreement, such as the failure to pay amounts due or perform obligations under the agreements, bankruptcy, or recording any additional liens on collateralized property. The Company is currently in discussions with the lender to restructure the line of credit agreement to extend the maturity date past 2010 and to increase the available loan capacity under this agreement which will be based, in part, on the additional collateral provided to support the line of credit and the re-appraisal of the properties which is currently in process. While we believe we will be able extend our agreement with Wells Fargo and the other lenders upon its maturity or refinance outstanding amounts with another lender, we may not be able to do so due to general economic conditions and tight credit markets. If we are unable to renew our credit facility or obtain suitable alternative debt financing, it may adversely affect our ability to execute on our business plan.

Fixed Rate Swap Agreement

        In January 2008, we entered into a fixed interest rate swap agreement with Wells Fargo Bank, the effect of which was to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an average interest rate of 4.4% for approximately two years on $55.0 million of outstanding variable rate, revolving balances (see Note 6 to consolidated financial statements).

Private Placement of Convertible Notes

        On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The financing resulted in net proceeds to us of approximately $38.4 million, after deducting the placement agent fee and approximately $300,000 in legal and accounting expenses relating to the financing. The net proceeds from this financing were used to re-pay $28.0 million of debt under our revolving lines of credit with interest rates that floated with the prime rate and a $9.7 million 6.93% fixed rate term loan that matured in 2026 (see Note 5 to consolidated financial statements). The remaining net proceeds of approximately $800,000 were used to fund our working capital.

        The convertible notes are convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes. On July 28, 2008, the date the financing closed, the closing sales price for a share of our common stock was $28.62. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the financing at the lower of the then current conversion price and 115% of the closing bid price of our common stock as reported on the NYSE on the adjustment date, provided, that, with respect to the reset adjustment, in no event shall the conversion price be reset below $30.00 per share. The convertible notes are not convertible to the extent that their conversion would cause the holder to be the beneficial owner of more than 4.99% of our common stock immediately after giving effect to such conversion.

        Further, if an adjustment to the conversion price would result in any investor owning in excess of (i) such investor's FIRPTA Cap (as defined in the convertible notes) on an as converted basis (without regard for any limitations of conversion set forth in the convertible notes) or (ii) the Exchange Cap Allocation (as defined in the convertible notes), then in lieu of the full anti-dilution adjustment, the conversion price will be reduced to the conversion price that would result in such note being convertible into such number of shares of common stock equal to the lower of the investor's FIRPTA Cap or Exchange Cap Allocation, as applicable (without regard to any limitations on conversion set forth in the convertible note), and, in addition, no later than five business days following the date of conversion of the convertible note, such investor shall receive a cash payment from us equal to the product of (x) the closing bid price of our common stock on such conversion date and (y) the number of shares of common stock in excess of such FIRPTA Cap or Exchange Cap Allocation, as applicable, that would have otherwise been issuable without regard to such limitation and any other limitations on conversion set forth in the convertible note.

        The convertible notes mature on July 15, 2013. However, at any time after the second anniversary of the closing, we have the right, but not the obligation, to require the investors to convert their convertible notes into shares of our common stock at the then applicable conversion price if the average of the daily volume weighted average price of our common stock is 175% of the conversion price then in effect for 20 out of 30 consecutive trading days.

        On the third anniversary of the closing, each investor has the right to require us to redeem all or any portion of such investor's convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. Upon the occurrence of a change of control of the Company, each investor will have the right to require us to repurchase all or any portion of such investor's convertible note at a repurchase price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. If an investor elects to convert its convertible note in connection with a change of control, we will pay a make-whole premium to such investor, unless (i) at least 90% of the consideration, excluding cash payments for fractional shares, in such change of control consists of shares of capital stock of the surviving or resulting entity that are listed on, or immediately after the transaction or event will be listed on, a national securities exchange and as a result of such transaction or transactions the convertible notes become convertible into or exchangeable or exercisable for such capital stock of the surviving or resulting entity and such entity has assumed the obligations under this convertible note or (ii) we continue to be the successor entity and our common stock continues to be listed on a national securities exchange. The make-whole premium table included in the convertible notes sets forth the number of additional shares to be paid depending upon the effective date of the change of control triggering the make-whole premium payment and the price paid per share of common stock in the change of control.

        Additionally, the convertible notes may become immediately due and payable upon an "event of default," as defined in the convertible notes.

        If a convertible note is redeemed in connection with an event of default, we may be required to pay a redemption premium, in which case the redemption amount would equal 115% multiplied by (i) the principal and accrued and unpaid interest under the convertible note, or (ii) the highest closing sale price of our common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of our common stock into which a convertible note is then convertible.

        We intend to make all required payments on the convertible notes, and we believe that we have a reasonable basis for our belief that we will have the financial ability to do so.

        The convertible notes are secured by a security interest in the form of and with respect to the following property, referred to as the "Real Property Collateral":

  •
  a first priority lien on our headquarters, with up to 30% of all proceeds realized from any sale of the headquarters being placed in a collateral account for the repayment of the convertible notes;

  •
  a first priority lien on what is known as the "Central Resort" property, provided that the security interest granted in the Central Resort will be subordinated to any future construction or other project financing;

  •
  a first priority lien on all or a portion of what is known as the "Upcountry Hali'imaile" property, with up to 35% of all proceeds realized from any sale of such property being placed in the collateral account; and

  •
  a first priority lien on all or a portion of what is known as the "Merriman's" property, with up to 35% of all proceeds realized from any sale of such property being placed in the collateral account.

        We have also agreed to deposit into the collateral account up to 10% of any proceeds or distributions realized from our equity interest in Bay Holdings, and up to 50% of any proceeds or distributions realized from our equity interest in W2005 Kapalua/Gengate Hotel Holdings L.L.C. All liens placed on the Real Property Collateral will be released by the investors at such time as at least 80% of the outstanding principle and accrued interest owing under the convertible notes has been deposited into the collateral account. In addition, all cash deposited into the collateral account shall be released back to us if and when the convertible notes are converted into shares of our common stock.

Fixed Rate Debt Repayment

        In December 2008, we re-paid approximately $5.6 million of 6.7% - 6.8% fixed rate debt with funds from our revolving line of credit.

Amended Construction Loan Agreement Following Lehman Bankruptcy

        In July 2006, Kapalua Bay entered into a construction loan agreement with Lehman Brothers Holdings Inc. in connection with constructing the Residences at Kapalua Bay project. Bay Holdings, in which we own a 51% equity interest, is the sole member of Kapalua Bay. Pursuant to the terms of the construction loan agreement, Lehman initially agreed to loan to Kapalua Bay the lesser of $370 million or 61.6% of the total projected cost of the project.

        In January 2007, the original promissory note issued to Lehman under the construction loan agreement was divided into six separate promissory notes, one of which was retained by Lehman in the principal amount of $255 million, and the other five of which were then assigned by Lehman to certain other lenders (the "Syndicate Lenders") ranging in principal amounts of $15 million to $30 million.

        On October 3, 2008, we disclosed that Lehman ceased funding under the construction loan agreement following Lehman's bankruptcy filing on September 15, 2008. As a result of Lehman's failure to provide continued construction financing as required under the construction loan agreement, we and other members of Bay Holdings agreed to advance funds to Kapalua Bay in order to continue construction of the project, which has progressed without any material impairments. Since Lehman's bankruptcy, the Syndicate Lenders and Swedbank continued to provide funding.

        On February 11, 2009, Kapalua Bay, Lehman, the Syndicate Lenders, Swedbank, and MH Kapalua Venture, LLC, an affiliate of Marriott International, Inc. entered into an Amended and Restated Construction Loan Agreement (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, the aggregate amount that Kapalua Bay may borrow, including amounts previously funded under the original construction loan agreement, is approximately $354.5 million. We believe that this amount will be sufficient to fund the full development of the Residences at Kapalua Bay project.

        Under the terms of the Amended Loan Agreement, the original loan was modified by creating the following tranches of notes: (1) a new facility A in the amount of $120.1 million consisting of $35.0 million to be funded by Lehman, $20.1 million to be funded by the Syndicate Lenders pursuant to existing obligations, $55.0 million to be funded by the Syndicate Lenders pursuant to new obligations, and $10.0 million to be funded by Marriott, (2) a new facility B-1 in the amount of $28.0 million consisting of $16.2 million of advances from the Syndicate Lenders following the Lehman's bankruptcy filing, $10.0 million of loans previously advanced by Kapalua Bay's joint venture partners following Lehman's bankruptcy filing, and $1.8 million of interest advances by Lehman following Lehman's bankruptcy filing, (3) a new facility B-2 in the amount of $4.1 million consisting of the advances made by Swedbank under Note B following Lehman's bankruptcy filing, (4) a new facility C-1 in the amount of $191.4 million consisting of the amounts outstanding under Notes A-1 through A-5 prior to Lehman's bankruptcy filing, and (5) a new facility C-2 in the amount of $10.9 million consisting of the balance of Note B prior to Lehman's bankruptcy filing.

        The various debt facilities mentioned in the foregoing paragraph have the following ranking for payment, lien priority, and collateral: facility A has first priority, facility B-1 has second priority, facility B-2 has third priority, facility C-1 has fourth priority, and facility C-2 has fifth priority. Interest accrues on facility A at a floating rate equal to the one month LIBOR rate plus 5.0%. Interest accrues on facility B-1, facility B-2 and facility C-1 at a floating rate equal to the one month LIBOR rate plus

1.7%. Interest accrues on facility C-2 at a floating rate equal to the one month LIBOR rate plus 10.95%. Subject to certain limitations, Kapalua Bay may elect to have the then-current adjusted LIBOR rate apply to some, or all, of the outstanding loan amount. In addition, subject to the provisions of the Amended Loan Agreement, the maturity date of facility A is February 11, 2010 and the maturity date of facility B-1, facility B-2, facility C-1 and facility C-2 is August 11, 2011. Kapalua Bay may prepay the loans in whole or in part, provided that it pays certain costs and fees as set forth in the Amended Loan Agreement.

        The full amount advanced under the Amended Loan Agreement will continue to be secured by a mortgage on the project assets, including the land owned by Kapalua Bay upon which the project is being constructed. The amounts which may be borrowed under the Amended Loan Agreement are not revolving in nature and amounts repaid may not be subsequently advanced.

        All loan proceeds disbursed under the Amended Loan Agreement shall be used only for items specified in the construction budget relating to the project. The Amended Loan Agreement contains customary affirmative and negative covenants for transactions of this type, including those with respect to proper zoning, required governmental approvals, deviation from Project plans, avoidance of construction liens, minimum insurance requirements, payment of taxes and other similar covenants.

        We and the other members of the joint venture continue to guarantee to the lenders completion of the project and each member's pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Amended Loan Agreement. The members' guarantee to the lender does not include payment in full of the loan. We have recognized a liability of $968,000, representing the estimated fair value of our obligation under these provisions.

  Operating Cash Flows

        Net cash used in operating activities for 2008, 2007 and 2006 was $51.8 million, $7.6 million and $20.2 million, respectively. By reportable segment, these cash flows were approximately as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Agriculture	$(22.2)	$(12.3)	$(5.5)
Resort	(13.8)	(5.3)	(0.6)
Community Development	(15.6)	16.0	(6.6)
Interest, taxes and other	(0.2)	(6.0)	(7.5)

Total	$(51.8)	$(7.6)	$(20.2)

        Agriculture and Resort segment cash flows used in operating activities for 2008, 2007 and 2006 are largely results of our operating losses in those segments.

        The Community Development segment cash flows from operating activities generally vary with the amount of new real estate product available for sale and construction activity on products held for sale. In 2008, we did not sell any real estate inventory and one Honolua Ridge Phase II lot remained in inventory at the end of the year. In 2007, the closing of Honolua Ridge lot sales and collections on promissory notes for prior year lot sales produced cash of approximately $25.6 million. In 2006, nine Honolua Ridge Phase II lots closed escrow, resulting in cash proceeds of approximately $14 million. Cash outflows for construction of this project was approximately $11 million in 2006.

        Taxes and interest paid in 2008, 2007 and 2006 was $0.2 million, $6.0 million and $7.5 million, respectively. The amount for 2008 represents a net of $4.4 million paid for interest and tax refunds received of $4.2 million.

  Investing and Financing Cash Flows

        Cash provided by investing and financing activities in 2008 included the following significant transactions:

  •
  Issuance of senior secured convertible notes provided net cash proceeds of $38.4 million.

  •
  The sale of approximately 111 acres of Upcountry Maui land that was considered non-core to our business resulted in cash proceeds of $4.4 million; and collection of a promissory note from a 2007 land sale provided cash of $2.8 million.

  •
  Sale leaseback transactions of our some of our autos, trucks and golf equipment provided cash proceeds of approximately $2 million.

        Cash used in investing and financing activities in 2008 included the following significant transactions:

  •
  Cash contributions of $7.8 million were made to Bay Holdings pursuant to cash calls; and a member loan of $3.6 million was made to supplement other funds to continue construction in October 2008 after the default by the primary lender on the project.

  •
  Cash outflow for the completion of major capital projects included $2.5 million for the drilling of a well to serve certain land parcels sold in a prior year; $2.1 million for improvements to the Merriman's restaurant per our lease agreement; $1.4 million for completion of the Kapalua Adventure Center and Mountain Outpost; $1.4 million for renovations to the Bay Course; and $6.5 million for other capital projects. In total, additions to fixed assets used cash of $13.9 million.

  •
  We repaid a $9.7 million term loan that was due through 2026 with proceeds from the senior secured convertible notes issued in July 2008; and we repaid $6.5 million of equipment loans due through 2013 with proceeds from our revolving credit facilities.

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

  •
  We made cash contributions of $33.2 million to Bay Holdings pursuant to equity calls.

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

        Cash used in investing activities in 2006 included the following significant transactions:

  •
  Cash outflows for major capital projects include the following: $9.0 million for Honolua Village; $15.8 million for the fresh pineapple packing facility; $5.4 million for new corporate offices; and $3.4 million for replacement of accounting systems. In total, cash flows used in investing activities included $45.9 million for additions to fixed assets.

  •
  Cash flows used for deferred development costs of approximately $11 million.

  •
  Cash contributions of $11.7 million to Bay Holdings.

  Future Cash Inflows and Outflows

        Our plans for 2009 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds of approximately $100 million. In March 2009, we began the implementation of staff and salary reductions, consolidation of offices, elimination of non-essential travel and trimming of operating budgets to reduce cash outflows.

        Contributions to our defined benefit pension plans are expected to be approximately $2.8 million in 2009.

        In 2009, capital expenditures and expenditures for deferred development cost have been reduced except for expenditures that are expected to have a commensurate return within a relatively short period or are necessary to maintain our operations and standards of quality at the Kapalua Resort. Capital expenditures planned for 2009 total $4.7 million and include $2.7 million for the replacement of equipment, $1.2 million to remodel certain property and $0.8 million for new equipment and facilities. We will seek project specific financing for some of the capital projects where deemed feasible.

        At December 31, 2008, we had $13.7 million in cash and cash equivalents and unused long-term credit lines of $11.7 million. Based on our current operating plan, we believe that existing cash and cash equivalents balances, short-term investment balances, cash flows from operations, proceeds from the sale of real estate assets, and borrowings from existing credit facilities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, such as our inability to conclude land sales as projected, we may be required to seek additional financing to fund working capital or essential capital expenditures in 2009. Such financing may include debt and/or equity financing or funding through third party agreements. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. We believe that (although no assurances can be given) we will be able to obtain the necessary financing for any new capital projects.

Contractual Obligations

        The following summarizes our contractual obligations as of December 31, 2008 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt(1)	$142,800	$45,000	$57,800	$40,000	$—
Capital lease obligations (including interest)	3,717	1,290	1,516	579	332
Interest on long-term debt(2)	13,408	4,510	5,177	3,721	—
Operating leases(3)	2,535	948	1,161	389	37
Purchase commitments(3)	13,447	2,778	4,846	4,076	1,747
Other long-term liabilities(4)(5)(6)	3,655	602	1,102	1,034	917

Total	$179,562	$55,128	$71,602	$49,799	$3,033

(1)
Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our December 31, 2008 balance sheet as long-term debt of $31,159,000 and other accrued liabilities (derivative liability) of $2,689,000. The purchasers of the notes have the right to require redemption on the third anniversary of the purchase, but the notes have a stated five year maturity. See Note 5 to consolidated financial statements.

(2)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at December 31, 2008.

(3)
These operating leases and purchase commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.

(4)
Amounts consist primarily of payments due under our deferred compensation plan, unfunded pension payments and severance plans. Where pension payments were for lifetime, payments were estimated for five additional years.

(5)
The Company adopted FIN 48 on January 1, 2007. The Company has not provided a detailed estimate of the timing of payments amounting to $945,000 due to the uncertainty of when the related tax settlements are due.

(6)
The Company has an obligation to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction cost, which is currently estimated to be approximately $35 million. Terms of the purchase are currently being negotiated between the members and the obligation is not included in the table above because the timing and amount of the payment is uncertain.

CRITICAL ACCOUNTING POLICIES

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

  •
  Our investment in Bay Holdings was written down to its fair value of $41.7 million at December 31, 2008 to recognize an other-than-temporary impairment. In determining the fair value of this investment and assessing whether any identified impairment was other-than-temporary, significant estimates and considerable judgment were involved. These estimates and judgments were based, in part, on the our current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of Bay Holdings and, accordingly, may require valuation adjustments to our investment in Bay Holdings that may materially impact our financial condition or our future operating results. For example, if current market conditions continue to deteriorate or Bay Holdings' plans change, additional impairment charges may be required in future periods, and those charges could be material.

  •
  Our long-lived assets are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Management has evaluated certain long-lived assets for impairment, and has recognized impairment charges related to deferred development costs of $10.6 million in 2008 for costs that are not expected to be recovered due to the delay of the start of construction of new development projects and by the decision to not proceed with certain projects in the fourth quarter of 2008 caused by, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence. These asset impairment loss analyses contain uncertainties because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, our financial condition or future operating results could be materially impacted.

  •
  We have a derivative liability related to $40 million of senior secured notes that are convertible into shares of our common stock that is recorded at fair value and interest rate swap agreements that were designed to reduce future cash flow variability that is also recorded at fair value. The fair values are calculated using "level 2" inputs as defined in SFAS No. 157. While management believes that the inputs are reasonable and consistent, the fair values recorded can vary significantly depending on the assumptions made.

  •
  The percentage-of-completion method is used to recognize revenues (and profits) from the sale of residential land parcels where we are obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the improvement period on the basis of costs incurred as a percentage of total expected costs to be incurred. Changes in the total estimated cost expected to be incurred could be affected by conditions not anticipated that could result in higher or lower cost to complete the improvements. In 2006, the Company recognized revenues (and profits) using the percentage-of-completion method for the sales of lots in the Honolua Ridge Phase I and II residential subdivisions. At December 31, 2006 both Phase I and II were substantially complete.

  •
  The percentage-of-completion method is also used to recognize revenues and profits at Bay Holdings, our unconsolidated joint venture. Under this method, revenues and profits on units for which Bay Holdings has received the required level of nonrefundable deposits are recognized on the basis of project costs incurred to total expected project costs. In addition to requiring Bay Holdings' management to make judgments regarding total estimated project costs, use of the percentage-of-completion method also required management at Bay Holdings to estimate the total sales revenues that will be received at the project, as well as estimating the number of buyers of units from which nonrefundable deposits have been received that will not close on the purchase of their units. During 2008, management of Bay Holdings has significantly increased its estimated levels of buyer defaults, and our equity in the earnings of Bay Holdings was adversely affected. Changes in the estimated levels of sales proceeds, buyer defaults, or total project costs could cause further losses in the future.

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

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Community Development segment, totaled $22.8 million at year-end 2008. Based on our future development plans for Kapalua Resort and other properties such as Kapalua Mauka, The Village at Kapalua, Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Pension expense for our two defined benefit pension plans utilize actuarial estimates of employees' expected service period, age at retirement, and compensation levels, as well as estimates as to employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees' life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. As of December 31, 2008, the market value of our defined benefit plans totaled approximately $31.7 million, compared with $46.7 million as of December 31, 2007. The recorded net pension liability was approximately $28.0 million as of December 31, 2008, compared to a net pension liability of $10.4 million as of December 31, 2007. As a result of realized and unrealized losses, we expect net periodic pension expense to increase in 2009, compared with net periodic pension expense of approximately $2.3 million in 2008.

  •
  Stock-based compensation expense is calculated based on assumptions as to expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

  •
  Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. As of December 31, 2008, valuation allowances of $30.1 million have been established primarily for tax credits, net operating loss carryforwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

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

        At December 31, 2008, 36% of our borrowings carried interest rates that were periodically adjustable to the prime rate, or to a LIBOR rate, and 64% carried interest at fixed rates, which includes $55 million of variable rate debt that is converted to fixed rate debt by interest rate swap agreements. The average interest rate on our debt outstanding at December 31, 2008 was 4.95% and the fair value of our debt was $126.7 million (Note 17 to consolidated financial statements).

        In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swaps is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 4.4%. The estimated fair value of these derivative instruments was a liability of approximately $1,160,000 as of December 31, 2008.

        Absent the interest rate swap described above, and based on debt outstanding at the end of 2008, a hypothetical increase in interest rates of 100 basis points would have increased our interest expense by approximately $478,000 and a hypothetical decrease in interest rates of 100 basis points would have decreased the fair value of our long-term debt by approximately $310,000.

        We do not have significant market risk exposure due to foreign currency exchange transactions.

IMPACT OF INFLATION AND CHANGING PRICES

        Most of the land owned by us was acquired from 1911 to 1932 and is carried at cost. A small portion of "Real Estate" represents land cost. Replacements and additions to Pineapple operations occur every year and some of the assets presently in use were placed in service in 1934. At Kapalua, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.
Kahului, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") ("EITF") Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66 for Sales of Condominiums on January 1, 2008, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007, and Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 30, 2009

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(in thousands except share amounts)
OPERATING REVENUES
Product revenues	$44,364	$118,190	$137,741
Service revenues	34,469	35,880	41,156

Total Operating Revenues	78,833	154,070	178,897

OPERATING COSTS AND EXPENSES
Cost of product revenues	40,255	55,107	65,488
Cost of service revenues	40,621	37,452	39,253
Shipping and marketing	16,788	16,450	16,528
General and administrative	42,125	37,998	41,939
Impairment—deferred development costs (Note 3)	10,634	—	—
Pineapple restructuring charges (Note 7)	—	8,455	—

Total Operating Costs and Expenses	150,423	155,462	163,208

Operating Income (Loss)	(71,590)	(1,392)	15,689
Equity in income (losses) of affiliates (Note 4)	(18,839)	16,832	(5,340)
Interest expense	(2,436)	(2,647)	(775)
Interest income	553	985	1,367

Income (Loss) Before Income Taxes	(92,312)	13,778	10,941
Income Tax Expense (Benefit)	(12,916)	5,767	3,716

NET INCOME (LOSS)	(79,396)	8,011	7,225
Pension Benefit Adjustment net of taxes of $0, $597 and $(1,335)	(16,778)	1,061	(2,373)

COMPREHENSIVE INCOME (LOSS)	$(96,174)	$9,072	$4,852

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(9.98)	$1.03	$1.00
Diluted	$(9.98)	$1.02	$0.98
Average Common Shares Outstanding
Basic	7,959,472	7,802,282	7,259,534
Diluted	7,959,472	7,862,956	7,347,694

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,668	$1,991
Accounts receivable, less allowance of $658 and $327 for doubtful accounts	5,509	10,227
Refundable income taxes	4,662	—
Inventories
Pineapple products	807	1,112
Real estate	3,254	3,255
Merchandise, materials, and supplies	5,676	6,801
Prepaid expenses and other assets	600	371
Deferred income taxes	—	3,364
Real estate held for sale (Note 1)	18,963	—

Total Current Assets	53,139	27,121

PROPERTY
Land	9,905	9,907
Land improvements	57,131	55,469
Buildings	57,290	60,364
Machinery and equipment	82,814	87,033
Construction in progress	5,102	25,850

Total Property	212,242	238,623
Less accumulated depreciation	96,002	98,076

Net Property	116,240	140,547

INVESTMENT IN AFFILIATES	41,683	59,792
OTHER ASSETS	37,138	43,716

TOTAL	$248,200	$271,176

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$45,000	$1,251
Current portion of capital lease obligations	1,050	380
Trade accounts payable	8,183	15,776
Payroll and employee benefits	5,525	6,041
Income taxes payable	1,492	992
Other accrued liabilities	6,334	3,865

Total Current Liabilities	67,584	28,305

LONG-TERM LIABILITIES
Long-term debt	88,959	58,453
Capital lease obligations	1,982	1,624
Accrued retirement benefits	43,798	29,349
Deferred income taxes	—	9,462
Deferred revenues	4,991	6,683
Other noncurrent liabilities	9,198	7,033

Total Long-Term Liabilities	148,928	112,604

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY
Common stock—no par value, 23,000,000 and 9,000,000 shares authorized, 8,021,248 and 7,959,154 shares issued and outstanding	34,791	34,168
Additional paid in capital	8,363	6,769
Retained earnings	6,558	90,576
Accumulated other comprehensive loss	(18,024)	(1,246)

Stockholders' Equity	31,688	130,267

TOTAL	$248,200	$271,176

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 2008

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings
	Shares	Amount				Total
Balance, January 1, 2006	7,255	$14,186	$2,930	$75,540	$(1,476)	$91,180
Adjustment to initially apply FASB Statement No. 158, net of tax					1,542	1,542
Minimum pension liability, net of tax					(2,373)	(2,373)
Stock option exercises	25	694				694
Stock compensation expense			2,063			2,063
Vested restricted stock issued	8	288	(288)			—
Tax benefit from stock compensation			38			38
Net income				7,225		7,225

Balance, December 31, 2006	7,288	15,168	4,743	82,765	(2,307)	100,369
Cumulative impact of adoption of FASB Interpretation No. 48				(200)		(200)
Minimum pension liability, net of tax					1,061	1,061
Private placement of common stock	517	14,944				14,944
Stock option exercises	71	1,422				1,422
Stock compensation expense			4,684			4,684
Vested restricted stock issued	83	2,634	(2,634)			—
Tax benefit deficiency from stock compensation			(24)			(24)
Net income				8,011		8,011

Balance, December 31, 2007	7,959	34,168	6,769	90,576	(1,246)	130,267
Cumulative impact of adoption of EITF No. 06-8, net of tax				(4,622)		(4,622)
Pension benefits adjustment (Note 13)					(16,778)	(16,778)
Stock option exercises	1	14				14
Stock compensation expense			2,752			2,752
Vested restricted stock issued	93	1,107	(1,107)			—
Shares cancelled to pay tax liability	(32)	(498)				(498)
Tax benefit deficiency from stock compensation			(51)			(51)
Net loss				(79,396)		(79,396)

Balance, December 31, 2008	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$(79,396)	$8,011	$7,225
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	13,131	11,868	12,374
Stock based compensation	2,752	4,684	2,063
Equity in (income) losses of affiliates	18,839	(16,845)	5,336
Gain on property disposals	(2,836)	(45,593)	(30,465)
Deferred income taxes	(4,085)	1,910	(906)
Change in derivative liabilities and accretion of interest	(4,992)	—	—
Impairment charges	10,634	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,030	13,446	(629)
Inventories	1,520	6,856	(719)
Trade accounts payable	(4,412)	1,160	(3,693)
Income taxes payable	(4,162)	446	(2,083)
Deferred revenues	(1,692)	2,885	(8,941)
Other operating assets and liabilities	1,872	3,592	206

NET CASH USED IN OPERATING ACTIVITIES	(51,797)	(7,580)	(20,232)

INVESTING ACTIVITIES
Purchases of property	(13,909)	(24,443)	(45,874)
Proceeds from disposals of property	8,942	49,815	44,071
Capital distributions from affiliates	—	2,346	—
Contributions to affiliates	(8,156)	(33,218)	(11,735)
Payments for other assets	(4,106)	(10,143)	(12,954)

NET CASH USED IN INVESTING ACTIVITIES	(17,229)	(15,643)	(26,492)

FINANCING ACTIVITIES
Proceeds from long-term debt	153,400	130,450	112,600
Payments of long-term debt	(70,304)	(121,798)	(72,365)
Payments on capital lease obligations	(721)	(107)	(310)
Stock option exercises	14	1,422	694
Stock issuance	—	14,944	—
Debt issuance cost and other	(1,686)	(840)	32

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,703	24,071	40,651

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,677	848	(6,073)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,991	1,143	7,216

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,668	$1,991	$1,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest (net of amounts capitalized)	$4,445	$2,112	$793
Income taxes (refunds)	$(4,229)	$3,860	$6,672

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Property acquired under capital leases was $1,532,000, $2,038,000, and $81,000 in 2008, 2007 and 2006, respectively.

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $2,010,000, $2,046,000 and $2,359,000 at December 31, 2008, 2007 and 2006, respectively.

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

LIQUIDITY

        The Company incurred an operating loss of $71.6 million and negative cash flow from operations of $51.8 million for the year ended December 31, 2008. On March 30, 2009, the Company has borrowings of almost $100 million outstanding (Notes 5 and 21) and approximately $11.7 million available under existing lines of credit. In March 2010, $70 million of the Company's available credit matures. This credit is comprised of two revolving credit facilities, both of which have financial covenants requiring a minimum of $10 million in liquidity and limitations on new indebtedness. Failure to satisfy any of the covenants or to otherwise default under either of the credit agreements would result in the outstanding borrowings to become immediately due and would also cause a default under the other credit agreement and the $40 million senior secured convertible notes issued in July 2008. If the Company defaults under the senior secured convertible notes, the holders of such notes may require the Company to redeem the notes, in which case the Company would also be required to pay a redemption premium equal to 115% multiplied by (i) the principal and accrued and unpaid interest under the note, or (ii) the highest closing sale price of the Company's common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of our common stock into which a note is then convertible. The Company would have been out of compliance at December 31, 2008 with certain financial covenants under the line of credit agreement and the revolving loan agreement had it not amended the agreements as discussed in the following paragraph. At December 31, 2008 these factors raised significant uncertainty about the Company's ability to continue as a going concern.

        In response to these matters, the Company has undertaken several financial and strategic initiatives to restructure the terms of its credit agreements and generate cash flow from a variety of sources, including the sale of several real estate assets. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 21) and $45 million of the sales proceeds were applied to partially repay outstanding borrowings. In conjunction with the PGC sale, the Company amended its line of credit agreement to extend the maturity date to March 2010 and all financial covenants were eliminated, except for a minimum liquidity requirement and limitations on new indebtedness. The Company also amended its revolving loan agreement in March 2009 to suspend financial covenants through 2009, except for a minimum liquidity requirement and limitations on additional indebtedness. In return for the suspension of the covenants, the maturity date of the revolving loan was accelerated to March 2010 from June 2011. The Company is currently in discussions with both lenders to further restructure its line of credit and revolving loan agreements to extend the maturity dates beyond 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. In addition, the Company has taken several other actions to reduce cash outflows including reducing its headcount by about 100 personnel (approximately 10% of employees) in March 2009, as well as other measures to reduce operating expenses. The Company also plans to sell selected real estate assets in 2009 to provide additional liquidity. As a result of these actions, the Company believes it will be able to continue to be in compliance with its covenants under its borrowing arrangements and will continue operating as a going concern.

COMPREHENSIVE INCOME

        Comprehensive income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Comprehensive income includes the pension benefit adjustment (see Note 10).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less at the time of purchase.

INVENTORIES

        The Company's fresh fruit and processed juice inventories are stated at cost, not to exceed net realizable value using the first-in, first-out ("FIFO") method. The Company accounts for the costs of growing pineapple in accordance with the "annual accrual method," which has been used by Hawaii's pineapple and sugarcane growers since the 1950s. Under this method, revenues and costs are determined on the accrual basis, and pineapple production costs incurred during a year are charged to the costs of crops harvested during that year. These costs include land preparation and planting, cultivation, irrigation, crop development, harvesting and hauling to the packing facility. They also include certain overhead costs that are directly related to the growing of pineapple. Accordingly, no costs are assigned to the growing (unharvested) crops. The annual accrual method is the most appropriate method of accounting for the costs of growing pineapple because of the pineapple's crop cycle (18 to 48 months) and the uncertainties about fruit quality and the number of crops to be harvested from each planting (one to three crops). AICPA Statement of Position No. 85-3 ("SOP"), Accounting by Agricultural Producers and Agricultural Cooperatives, states that all direct and indirect costs of growing crops should be accumulated and growing crops should be reported at the lower of cost or market. However, the SOP does not apply to growers of pineapple and sugarcane in tropical regions because tropical agriculture (of which pineapple and sugarcane production in Hawaii are examples) differs greatly from agriculture in temperate regions of the mainland United States. The Company's growing (unharvested) crops generally consisted of approximately 2,000 acres that are expected to yield up to 52 tons per acre for the first crop harvested. The Company's growing crops are in various stages of development, and will be harvested principally in the years 2009 through 2011.

        Real estate is stated at the lower of cost or fair value less cost to sell. These costs generally include direct on-site construction costs, offsite improvement costs, planning and permitting costs for the project, and the cost of the land.

        Merchandise, materials and supplies are stated at cost, not in excess of fair value, using the retail and average cost methods. Merchandise inventories are retail inventories held for sale at the Kapalua Resort. Materials and supply inventories include amounts for both the Agriculture and the Resort segments.

REAL ESTATE HELD FOR SALE

        Real estate held for sale at December 31, 2008 includes the net book value of the buildings and land improvements located on an approximately 25-acre parcel of land in Kahului, Maui. The Company's Board of Directors approved the sale of the Kahului property in the fourth quarter of 2008 and the property is currently being actively marketed. The Kahului property includes the Company's administrative offices, a fresh fruit packing facility and a former cannery site.

INVESTMENT IN AFFILIATES

        Investments in affiliates, partnerships, and limited liability companies, over which the Company exercises significant influence, but not control, are accounted for using the equity method.

        Investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence of a loss in value. An investment is written down to fair value if the impairment is considered to be other-than-temporary. In evaluating the fair value of an investment, the Company reviews the discounted projected cash flows associated with the investment and other relevant information. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and projected industry and economic trends, among others. In 2008, the Company evaluated its investment in Kapalua Bay Holdings, LLC ("Bay Holdings") for impairment. As a result of this process, the Company recorded an other-than-temporary impairment loss of $37.8 million. In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved. These estimates and judgments are based, in part, on the Company's current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of Bay Holdings and, accordingly, may require valuation adjustments to the Company's investment in Bay Holdings that may materially impact the Company's financial condition or its future operating results. For example, if current market conditions continue to deteriorate or Bay Holdings' plans change, additional impairment charges may be required in future periods, and those charges could be material.

OTHER ASSETS

        Deferred costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future income-producing development projects. In 2008, the Company evaluated its deferred costs related to real estate developments for impairment and, as a result of this process, the Company recorded an impairment loss of $10.6 million (see Note 3).

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

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value. The Company has evaluated certain long-lived assets for impairment; however, no impairment charges were recorded as a result of this process, other than impairment charges recorded for deferred development costs (see Note 3). These asset impairment loss analyses require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company accounts for all derivative financial instruments, such as interest rate swap agreements and the derivative liability related to its convertible debt, by recognizing the derivative on the balance sheet at fair value, regardless of the purpose or intent of holding them. Changes in the fair value will be recognized in interest expense.

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans as of December 31, 2006. The Standard requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, future benefits under these plans were terminated (see Note 10).

        The estimated cost of providing postretirement health care and life insurance benefits is accrued over the period employees render the necessary services.

REVENUE RECOGNITION

        Product revenues primarily include the sales of pineapple, retail merchandise at the Kapalua Resort, sales of real estate inventories and revenues from the sale of non-core land parcels (land not used in the Company's core operations). Service revenues primarily include revenues from golf course operations, revenues from the Kapalua Villas rental program, lease revenues and real estate commission income.

        Revenues from the sale of pineapple products are recognized when title and risk of loss to the product are transferred to the customer. The timing of transfer of title varies according to the shipping and delivery terms of the sale.

        Sales of real estate are recognized as revenues in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the construction improvement period on the basis of costs incurred as a percentage of expected total costs to be incurred. Bay Holdings also uses the percentage-of-completion method for its sales of condominiums (see Note 4).

        Rental income is recognized on a straight-line basis over the terms of the leases. Also included in rental income are certain percentage rents determined in accordance with the terms of the leases. Rental income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (e.g., sales thresholds have been achieved).

        Revenues from other activities are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

INTEREST CAPITALIZATION

        Interest costs are capitalized during the construction period of major capital projects.

ADVERTISING AND RESEARCH AND DEVELOPMENT

        The costs of advertising and research and development activities are expensed as incurred. Advertising costs are included in shipping and marketing costs, and research and development costs are included in operating expenses in the consolidated statements of operations.

LEASES

        Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of property under capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis.

INCOME TAXES

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (see Note 13).

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

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates.

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: continued unfavorable economic conditions in Hawaii and the mainland United States that result in a further decline in the market demand for the Company's products and services; numerous risks related to the Company's investments in real property which could be impacted by unfavorable economic conditions, interest rates, and availability of financing; untimely completion of land development projects within forecasted timing and budget; inability to obtain land use entitlements at a reasonable cost; unfavorable legislative decisions by the County of Maui; the cyclical market demand for luxury real estate on Maui; increased competition from other luxury real estate developers on Maui; the Company's limited guarantees to complete development of the Residences at Kapalua Bay project; failure of joint venture partners to perform; environmental regulations; competition from other agriculture producers; adverse weather conditions and natural disasters; failure of the Company's consignment arrangement to sell fresh pineapple; inability to find a title sponsor for the Company's LPGA or other events; availability of reliable and low-cost transportation to serve customers; being located apart from the United States mainland makes the Company more sensitive to economic factors; failure to comply with restrictive financial covenants in the Company's credit arrangements; an inability to achieve the Company's short and long-term goals and cash flow requirements; future impairment charges of long-lived assets or investments; and inadequate internal controls.

NEW ACCOUNTING PRONOUNCEMENTS

        As of January 1, 2008, the Company and its equity method investee, Bay Holdings (see Note 4) adopted the provisions of the Emerging Issues Task Force of the FASB ("EITF") Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"), for Sales of Condominiums ("EITF 06-8"). EITF 06-8 requires condominium sales to meet the continuing investment criterion in SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. For sales through 2007 that do not meet the continuing investment criteria in SFAS No. 66, EITF 06-8 requires that such transactions be accounted for using the deposit method with profits being deferred until the sales qualify for percentage-of-completion, or full accrual accounting in later periods. The cumulative effect for the Company of applying EITF 06-8, including its share of Bay Holdings' cumulative effect was $4,622,000 (net of income tax effect) and is reported as a charge to retained earnings as of January 1, 2008.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about (i) how and why derivative instruments are used; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended; and (iii) how derivative instruments and related hedged items affect the Company's financial position, results of operations, and cash flows. SFAS 161 is effective for the

Company on January 1, 2009 and is not expected to have a significant impact on the disclosures in the consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

EARNINGS (LOSS) PER COMMON SHARE

        Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from stock-based compensation arrangements had been issued.

        Diluted earnings (loss) per common share is computed on the assumption that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options. Convertible debt is assumed to be converted by applying the if-converted method.

        Reconciliation between average number of shares outstanding and the average number of shares outstanding after the effect of dilutive shares follows:

	2008	2007	2006
Average number of shares outstanding	7,959,472	7,802,282	7,259,534
Effect of dilutive securities:
Outstanding stock options and non-vested restricted stock	—	60,674	88,160

Average number of shares outstanding after effect of dilutive shares	7,959,472	7,862,956	7,347,694

        The computation of average dilutive shares outstanding excluded 587,902, 623,280, and 433,540 of non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt (see Note 11) for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were excluded because the options' effect would be anti-dilutive.

2. INVENTORIES

        At December 31, 2008, pineapple inventories consist of (finished goods) fresh fruit and processed juice products at First-in, First-out ("FIFO") cost. At December 31, 2007, finished goods inventories were comprised of fresh fruit at a FIFO cost of $1.0 million and processed juice products at a Last-In, First-Out ("LIFO") cost of $112,000. The replacement cost of the LIFO inventories at year-end 2007 was approximately $628,000. In 2007 and 2006, there were partial liquidations of LIFO inventories; thus, cost of product revenues included prior years' inventory costs, which were lower than current costs. Had current costs been charged to cost of product revenues, income before income taxes for 2007 and 2006 would have decreased by $4.3 million and $2.3 million, respectively.

        Effective January 1, 2008, the Company changed its method of accounting for pineapple juice inventory from the LIFO method to the FIFO method, which is the method used for fresh pineapple fruit inventory. The Company did not apply the accounting change to its previous inventories of processed solid-pack pineapple products, as the Company ceased all processing and canning of solid-pack pineapple products in 2007 and had no inventory as of January 1, 2008. The Company expects that a single method of accounting for both fresh fruit and processed juice will improve the clarity of the Company's financial results by more clearly reflecting periodic income. The Company believes the FIFO method is preferable to the LIFO method because it 1) provides better matching of inventory costs to revenues, 2) eliminates the non-cash earnings that have resulted from past LIFO liquidations and from future liquidations that are likely to occur, 3) better reflects the physical flow of inventories, and 4) more closely reflects the current cost of inventories on the Company's consolidated balance sheet. The effect of the accounting change would not have been material to the Company's previously issued condensed consolidated financial statements for quarterly periods during 2007, or to the Company's consolidated financial statements for the years ended December 31, 2007 or 2006. As a result, the Company has not made any adjustments to reflect a retrospective application to its prior financial statements; rather the Company recorded the cumulative effect of this change of $326,000 (net of income taxes of $191,000) as a credit to cost of product revenues with associated increases in inventory and deferred tax liabilities.

3. OTHER ASSETS

        Other Assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(in thousands)
Deferred costs	$25,436	$32,251
Deferred compensation plan contributions	3,095	4,670
Cash surrender value of life insurance policies (net)	91	1,791
Notes receivable from real estate sales	1,076	1,076
Note receivable from affiliate	3,600	—
Other	3,840	3,928

Total	$37,138	$43,716

        In the fourth quarter of 2008, due to uncertainty in the real estate markets and to cash flow constraints, we delayed the start of construction of new development projects until internal and external conditions improve. Deferred development costs and construction in progress totaling $10.6 million were written off in the fourth quarter of 2008. Costs written off consisted of development plans that were abandoned and other pre-development work that are not expected to benefit existing projects and are not recoverable.

        The Company maintained a non-qualified deferred compensation plan whereby management could make pre-tax deferrals of their salary and any cash bonus. Effective December 31, 2008, the plan ceased operations and all of the funds in the plan were distributed to the participants in February 2009.

        In 2008, the Company cancelled substantially all company-owned life insurance policies and all policy loans were repaid. At December 31, 2007, cash surrender value of life insurance policies is stated net of policy loans, totaling $642,000. Interest rates on the loans were 5.75% to 8% and were payable upon the death of the insured or cancellation of the policies. The Company owned the insurance policies and the related cash surrender values, and had directly borrowed against such cash surrender values for general operating purposes. The loans were not provided by or on behalf of the Company to our officers and/or directors. The Company had the right to offset the loans against the proceeds received on maturity or cancellation of the policies; accordingly, the loans were presented as a reduction of the respective cash surrender values included in other noncurrent assets on the Company's balance sheet.

4. INVESTMENT IN AFFILIATES

        The Company's investment in affiliates consists of the following as of December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Kapalua Bay Holdings, LLC	$41,683	$59,792
Ritz-Carlton, Kapalua Hotel JV	—	—

	$41,683	$59,792

KAPALUA BAY HOLDINGS, LLC

        The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC, ("Kapalua Bay"). The other members of Bay Holdings through wholly owned affiliates are Marriott International Inc. ("Marriott"), 34%, and Exclusive Resorts LLC ("ER"), 15%. A 43% shareholder and director (as of December 31, 2008) of the Company through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings and as such manages the day-to-day affairs of the entity. Profits and losses of Bay Holdings are allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members.

        Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment in Bay Holdings at historical cost, which was nominal, and Bay Holdings recorded the contribution at its fair value of $25 million. The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. The historical cost basis of the land is nominal because it was acquired in the early 1900s. Through December 31, 2008, the Company has made cash contributions to Bay Holdings of $53.2 million.

        The carrying amount of the Company's investment in Bay Holdings of $41.7 million as of December 31, 2008, reflects an impairment charge of $37.8 million recorded by the Company in December 2008. Higher than expected project costs and estimated carrying costs as a result of the restructured financing described below, as well as slower anticipated sell-out of the project in the current market environment, has reduced the expected return from the project. As a result, the fair value of the project was less than its carrying value, which the Company believes represents an other-than-temporary impairment in the carrying value of the investment.

        Bay Holdings is constructing a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Bay Holdings. The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that comprise the Residences at Kapalua Bay project. In June 2006, Bay Holdings began to enter into binding sales contracts and, in the second half of 2006, demolition and construction began. Sales of the whole units began in June 2006 and sales of the fractional residential units began in July 2006. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method.

        The Company's 2008, 2007 and 2006 equity in the income (losses) of Bay Holdings was $18.9 million (excluding the effect of the $37.8 million impairment charge discussed above), $16.8 million and $(5.3) million, respectively. While sales at the Residences at Kapalua Bay project have continued throughout 2008 and early 2009, based on potential for an increase in default rates because of the current economic environment, Bay Holdings significantly increased the allowance for default reserves and the Company recorded equity in losses from the joint venture of $7.5 million in the fourth quarter. In 2007, as Bay Holdings began to recognize profit from the binding sales contracts on a percentage-of-completion method, the Company began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Bay Holdings and other deferred costs related to the joint venture. This resulted in additional income, net of deferred costs, of $3.0 million for 2008 and $3.3 million for 2007, which is included in the Company's equity in income (losses) of Bay Holdings.

        As of January 1, 2008, Bay Holdings adopted EITF 06-8. The cumulative effect of adopting EITF 06-8 of $12.5 million was recorded as a reduction to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment to its opening retained earnings for 2008 (see Note 1).

        In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. ("Lehman") for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the loan agreement was approximately 78% of the total. The loan is collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts.

        On September 15, 2008 Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As a result of Lehman's failure to comply with the loan agreement, the members of Bay Holdings advanced funds to the joint venture, which, when combined with funding received from lenders other than Lehman under the loan agreement, was sufficient to pay minimum progress payments due to the general contractor. In October 2008, the Company made an uncollateralized loan to Bay Holdings totaling $3.6 million which incurs interest at 16%.

        On February 11, 2009, Kapalua Bay, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, the aggregate amount that Kapalua Bay may borrow, including amounts previously funded under the loan agreement is approximately $354.5 million. The Company believes that this amount will be sufficient to fund the full development and completion of the project.

        The Company and the other members of the joint venture continue to guarantee to the lenders completion of the project and each member's pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Amended Loan Agreement. The members' guarantee to the lender does not include payment in full of the loan. The Company has recognized a liability of $968,000 at December 31, 2008, representing the estimated fair value of its obligation under these provisions.

        The Company had an agreement with Bay Holdings to provide entitlement services relating to the receipt of governmental permits for the development projects. The fee to the Company for these services was $450,000, which in lieu of cash payment, was deemed to be contributed to the Company's capital account in Bay Holdings in two equal installments in 2005 and 2006. The Company recorded income for 49% (amount attributable to the other members) of the fee earned in 2005 and 2006. In 2006, Bay Holdings entered into agreements with the Company to sell the spa, beach club improvements, and the sundry store to the Company upon completion. These agreements are currently being renegotiated. In addition, pursuant to a sales and marketing agreement, Bay Holdings paid $173,000, $98,000 and $341,000 to the Company in 2008, 2007 and 2006, respectively.

        Summarized balance sheet information for Bay Holdings as of December 31, 2008 and 2007 and operating information for 2008, 2007 and 2006 are as follows:

	2008	2007
	(in thousands)
Restricted cash	$8,688	$8,861
Project development costs	358,413	201,098
Other assets, net	161,274	80,209

Total Assets	$528,375	$290,168

Construction loan and notes payable	$279,318	$85,000
Other liabilities	62,491	52,064

Total Liabilities	$341,809	$137,064

Members' Capital	$186,566	$153,104

	2008	2007	2006
	(in thousands)
Revenues	$122,218	$121,229	$62
Costs and Expenses	90,993	94,659	10,324

Income (Loss) From Continuing Operations	31,225	26,570	(10,262)
Loss From Discontinued Operations	—	—	(221)

Net Income (Loss)	$31,225	$26,570	$(10,483)

	2008	2007	2006
	(in thousands)
A reconciliation of the Company's equity in income (losses) of affiliates is as follows:
51% of Bay Holdings net income (loss)	$15,925	$13,551	$(5,346)
Recognition of unrealized appreciation of the fair value of the land contribution and other	3,010	3,281	6

Subtotal	18,935	16,832	(5,340)
Impairment charge on investment	(37,774)	—	—

Equity in income (losses) of affiliates	$(18,839)	$16,832	$(5,340)

RITZ-CARLTON, KAPALUA HOTEL JV

        In March 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C., (the "Hotel JV") that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV, and the Company recognized a gain of $24.8 million on the partial sale of the land.

        Profits and losses of the Hotel JV will be allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members. The Company has the ability to exercise significant influence, but not control, over operating and financial policies of the Hotel JV and accounts for its investment in the Hotel JV using the equity method. The Hotel JV is not a variable interest entity as defined in FIN 46(R).

        The Company's carrying value of its interest in the Hotel JV is $0 and, accordingly, the Company is not recording its share of the equity in losses in the Hotel JV because the Company is neither guaranteeing the obligations of the Hotel JV nor is it committed or expected to fund future obligations or losses of the Hotel JV.

        Certain dilution provisions provide that should the Company choose not to fund additional cash calls, if any, its interest will be reduced by the aggregate amount of the increase in the percentage interests of all contributing members, but in no event shall the Company's percentage interest be reduced below 10%. At December 31, 2008, the Company's percentage interest in the Hotel JV was 15.9% reflecting dilution as a result of cash calls in which the Company chose not to participate in.

        Concurrent with the Hotel JV Agreement, the Hotel JV entered into certain loan agreements with Lehman totaling $271.7 million and an amendment to an existing loan agreement of $20 million with Luxury Finance, LLC. The loans were principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a rooms conversion project and comprehensive refurbishment of the hotel. The Company is not liable for the repayment of the loans, but is liable for any loss suffered by the lenders as a result of the Company's fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions.

5. FINANCING ARRANGEMENTS

        During 2008, 2007 and 2006, the Company had average borrowings outstanding of $111.5 million, $39.1 million, and $29.5 million, respectively, at average interest rates of 5.0%, 7.7% and 7.4%, respectively. At December 31, 2008, the Company had unused long-term credit lines of $11.7 million.

        Long-term debt at December 31, 2008 and 2007 consisted of the following (interest rates represent the rates at December 31):

	2008	2007
	(in thousands)
Revolving loan and line of credit, 3.25% to 3.48% and 6.23% to 6.54%	$102,800	$43,500
Senior secured convertible notes, 5.875%	31,159	—
Term loan, 6.93%	—	9,726
Equipment loans, 6.05% to 6.93%	—	6,478

Total	133,959	59,704
Less current portion	45,000	1,251

Long-term debt	$88,959	$58,453

        On July 28, 2008, the Company concluded a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of senior secured convertible notes (the "convertible notes"), bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008, resulting in proceeds of $38,365,000 (net of issuance costs of $1,635,000).

        The convertible notes are convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the financing at the lower of the then current conversion price and 115% of the closing bid price of the common stock as reported on the NYSE on the adjustment date; provided, that, with respect to the reset adjustment, in no event shall the conversion price be reset below $30.00 per share. The convertible notes are not convertible to the extent that their conversion would cause the holder to be the beneficial owner of more than 4.99% of our common stock immediately after giving effect to such conversion. The convertible notes are secured by specified assets of the Company.

        Further, if an adjustment to the conversion price would result in any investor owning in excess of (i) such investor's FIRPTA Cap (as defined in the convertible notes) on an as converted basis (without regard for any limitations of conversion set forth in the convertible notes) or (ii) the Exchange Cap Allocation (as defined in the convertible notes), then in lieu of the full anti-dilution adjustment, the conversion price will be reduced to the conversion price that would result in such note being convertible into such number of shares of common stock equal to the lower of the investor's FIRPTA Cap or Exchange Cap Allocation, as applicable (without regard to any limitations on conversion set forth in the convertible note), and, in addition, no later than five business days following the date of conversion of the convertible note, such investor shall receive a cash payment from the Company equal to the product of (x) the closing bid price of our common stock on such conversion date and (y) the number of shares of common stock in excess of such FIRPTA Cap or Exchange Cap Allocation, as applicable, that would have otherwise been issuable without regard to such limitation and any other limitations on conversion set forth in the convertible note.

        The convertible notes mature on July 15, 2013. However, at any time after the second anniversary of the closing, the Company has the right, but not the obligation, to require the investors to convert their convertible notes into shares of our common stock at the then applicable conversion price if the average of the daily volume weighted average price of the Company's common stock is 175% of the conversion price then in effect for 20 out of 30 consecutive trading days.

        On the third anniversary of the closing, each holder of the convertible notes has the right to require the Company to redeem all or any portion of such convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. Upon the occurrence of a change of control of the Company, each convertible note holder will have the right to require the Company to repurchase all or any portion of such convertible note at a repurchase price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. If a convertible note holder elects to convert its convertible note in connection with a change of control, the Company will pay a make-whole premium to such convertible note holder, unless (i) at least 90% of the consideration, excluding cash payments for fractional shares, in such change of control consists of shares of capital stock of the surviving or resulting entity that are listed on, or immediately after the transaction or event will be listed on, a national securities exchange and as a result of such transaction or transactions the convertible notes become convertible into or exchangeable or exercisable for such capital stock of the surviving or resulting entity and such entity has assumed the obligations under the convertible note or (ii) the Company continues to be the successor entity and the common stock continues to be listed on a national securities exchange. The make-whole premium table included in the convertible notes sets forth the number of additional shares to be paid depending upon the effective date of the change of control triggering the make-whole premium payment and the price paid per share of common stock in the change of control.

        Additionally, the convertible notes may become immediately due and payable upon an "event of default," as defined in the convertible notes, such as the suspension from trading on the NYSE for more than 10 days in any 365-day period, failure to pay convert notes timely or to pay amounts due under the agreement, or bankruptcy. If a convertible note is redeemed in connection with an event of default, the Company may be required to pay a redemption premium, in which case the redemption amount would equal 115% multiplied by (i) the principal and accrued and unpaid interest under the convertible note, or (ii) the highest closing sale price of the Company's common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of the Company's common stock into which a convertible note is then convertible.

        The conversion features of the convertible notes including the make-whole premium ("conversion features") gave rise to an embedded derivative instrument that is required to be accounted for separately in accordance with SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, the Company bifurcated the fair value of the conversion features of the convertible notes which was determined to be $10.1 million on July 28, 2008, and was recorded as a derivative liability carried at fair value, with changes in fair value being recorded in earnings. At December 31, 2008, the fair value of the derivative liability was approximately $2.7 million, and the $7.4 million reduction in fair value was recorded as a credit to interest expense. As a result of the bifurcation, the carrying value of the convertible notes was $29.9 million which is being accreted to interest expense using the effective interest method to the stated value of the convertible notes of $40 million over the three-year term of the Notes. For 2008, such accretion amounted to $1.2 million and is recorded as interest expense.

        In November 2007, the Company entered into a $90 million revolving line of credit secured by approximately 1,437 acres of the Company's West Maui land. At the Company's option, interest on advances will be based on the Administrative Agent's prime rate or a one- to six-month LIBOR rate. Interest is due monthly and all outstanding principal and accrued interest was scheduled to be due on November 13, 2009. There are no commitment fees on the unused portion of the revolving facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. The initial advance at closing in November 2007, of approximately $16.1 million was used to repay all principal and interest due on the Company's $30 million revolving credit agreement and such agreement was cancelled. At December 31, 2008, the Company had irrevocable letters of credit totaling $509,000 that were secured by this loan facility. The line of credit agreement includes certain financial covenants, including the maintenance of a minimum net worth, liquidity and interest coverage ratio, and maximum funded debt. At December 31, 2008, the Company would have been out of compliance with certain of these covenants and, in March 2009, the Company amended the line of credit agreement in order to be in compliance with certain financial covenants effective December 31, 2008. The agreement was further amended to eliminate all financial covenants except for the maintenance of minimum liquidity of $10 million and to limit additional indebtedness, to eliminate the limitations on the lenders' recourse to recovery against the Company, to increase the interest rate on loan draws by 275 basis points as of April 1, 2009, and to require a re-appraisal of the collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. The properties are currently being re-appraised. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 21), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, the Company amended the line of credit agreement to extend the maturity date to March 13, 2010 and, accordingly, classified the remaining outstanding principle of $32.8 million as a noncurrent liability at December 31, 2008 in the consolidated balance sheet. The Company is currently in discussions with the lender to restructure the line of credit agreement to extend the maturity date beyond 2010 and to increase the available credit under this agreement.

        The Company has a $25.0 million revolving loan that is secured by certain parcels of the Company's real property on Maui that matures in March 2010 (as amended). Commitment fees of .25% to .50% are payable on the unused portion of the revolving facility. At the Company's option, interest rates on advances are adjustable to the prime rate or based on one-month to one-year LIBOR rates. The agreement included financial covenants for the maintenance of a minimum net worth and interest coverage ratio, and maximum permitted indebtedness and funded debt to capitalization ratio. At December 31, 2008, the Company would have been out of compliance with certain covenants and, in March 2009, the Company amended the agreement in order to be in compliance with all covenants effective December 31, 2008. These covenants were suspended through 2009 and replaced with covenants for the maintenance of minimum liquidity of $10 million and limitations on additional indebtedness. The line of credit agreement was also amended to eliminate the automatic extension of the draw period and maturity that was to occur on June 1, 2011, to change the maturity to March 2010, increase the interest rate on loan draws by 60 to 110 basis points, and to require a re-appraisal of the collateral and a permanent pay down or encumbrance of additional assets if the collateral value is less than 50% of the loan commitment.

        A $9.7 million term loan and $6.5 million of equipment loans were repaid in 2008 with proceeds from the convertible debt and the revolving loans.

        Maturities of long-term debt during the next five years, from 2009 through 2013, are as follows: $45,000,000 in 2009, $57,800,000 in 2010 and $31,159,000 in 2013.

6. FAIR VALUE

        The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 for its financial assets and liabilities and there was no material impact to the consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

        Level 1: Quoted market prices in active markets for identical assets or liabilities.

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3: Unobservable inputs that are not corroborated by market data.

        In July 2008, the Company issued $40 million in senior secured notes that are convertible in to the Company's common stock (see Note 5). The conversion features related to the notes that gave rise to a derivative liability is recorded at fair value as of December 31, 2008.

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

        Fair value measurements at December 31, 2008 using significant other inputs (Level 2) were as follows and are recognized as current liabilities on the Company's consolidated balance sheet:

Interest rate swap agreements	$1,160,000
Derivative liability	$2,689,000

        SFAS No. 157 is effective for the Company's nonfinancial assets and liabilities on January 1, 2009; it is not expected to have a significant impact on the consolidated financial statements.

7. PINEAPPLE OPERATIONS RESTRUCTURING

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

        At December 31, 2008, $900,000 related to the purchase supply contract remains unpaid.

8. REAL ESTATE SALES

        In 2008, the Company sold approximately 111 acres of non-core Upcountry Maui property in three land sales transactions and recognized revenues of $4.4 million and pre-tax gains of $4.1 million.

        In 2007, the Company sold approximately 683 acres of non-core Upcountry Maui property in five land sales transactions and recognized revenues of $19.9 million and a pre-tax gain of approximately $19.5 million. The Company also sold the approximately 49 acres of land underlying the Ritz-Carlton, Kapalua hotel and recorded a gain of $24.8 million (see Notes 4 and 12). In 2007, the Company recognized revenues of $14.7 million for the sale of lots at Honolua Ridge Phase II.

        In 2006, the Company sold approximately 2,200 acres of non-core Upcountry Maui land in three land sales transactions, and recognized pre-tax gains of $31.6 million. In 2006, the Company recognized revenues of $26.2 million on a percentage-of-completion basis from lot sales at Honolua Ridge Phase II.

9. LEASING ARRANGEMENTS

LESSEE

        The Company has capital leases, on equipment used in its Resort and Agriculture operations, which expire at various dates through 2014. At December 31, 2008 and 2007, property included capital leases of $3,384,000 and $2,308,000 (before accumulated amortization of $1,665,000 and $1,335,000, respectively). Future minimum rental payments under capital leases aggregate $3,465,000 (including $433,000 representing interest) and are payable for the next five years (2009 to 2013) as follows: $1,290,000, $944,000, $572,000, $319,000 and $259,000 respectively, and $81,000 thereafter.

        The Company has various operating leases, primarily for land used in Agriculture operations, which expire at various dates through 2018. Total rental expense under operating leases was $1,342,000 in 2008, $1,288,000 in 2007 and $878,000 in 2006. Future minimum rental payments under operating leases aggregate to $2,536,000 and are payable during the next five years (2009 to 2013) as follows: $948,000, $662,000, $499,000, $308,000 and $82,000, respectively, and $37,000 thereafter.

LESSOR

        The Company leases space in buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues.

In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2008	2007	2006
	(in thousands)
Minimum rentals	$989	$590	$665
Percentage rentals	840	1,280	1,925

Total	$1,829	$1,870	$2,590

        Property at December 31, 2008 and 2007 includes leased property of $18,679,000 and $13,699,000, respectively (before accumulated depreciation of $4,874,000 and $4,322,000, respectively). As discussed in Note 4, the Company was the ground lessor of the land underlying the Ritz-Carlton, Kapalua hotel until the sale of the land in March 2007.

        Future minimum rental income aggregates $5,103,000 and is receivable during the next five years (2009 to 2013) as follows: $961,000, $882,000, $613,000, $473,000 and $473,000, respectively, and $1,701,000 thereafter.

10. EMPLOYEE BENEFIT PLANS

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

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2008 and 2007, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$57,195	$58,109	$13,787	$13,257
Service cost	1,558	1,835	268	302
Interest cost	3,551	3,360	805	743
Actuarial (gain) loss	888	(1,970)	(972)	549
Special termination benefits	33	369	—	36
Curtailments	51	(248)	(474)	(411)
Benefits paid	(3,539)	(4,260)	(778)	(689)

Benefit obligations at end of year	59,737	57,195	12,636	13,787

Change in plan assets:
Fair value of plan assets at beginning of year	46,745	45,799	—	—
Actual return on plan assets	(12,836)	3,640	—	—
Employer contributions	1,353	1,566	777	687
Benefits paid	(3,539)	(4,260)	(777)	(687)

Fair value of plan assets at end of year	31,723	46,745	—	—

Funded status	$(28,014)	$(10,450)	$(12,636)	$(13,787)

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.250%	6.375%	6.250%	6.375%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

        Curtailments in 2008 relate primarily to the termination of approximately 11% of the non-bargaining unit pension and postretirement plan participants. Special termination benefits and curtailments in 2007 primarily relate to the termination of Agriculture segment employees because of changes in the business.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $59,737,000, $56,243,000 and $31,723,000, respectively as of December 31, 2008 and $57,195,000, $53,042,000 and $46,745,000, respectively as of December 31, 2007.

        The accumulated postretirement benefit obligation for health care as of December 31, 2008 was determined using a health care cost trend rate of 8% and decreasing by .5% each year through 2013, and 5% thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $1,247,000 as of December 31, 2008, and the aggregate of the service and interest cost for 2008 by approximately $140,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $1,028,000 as of December 31, 2008, and the aggregate of the service and interest cost for 2008 by approximately $113,000.

        The amounts recognized on the Company's consolidated balance sheets as of December 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in thousands)
Current Liability	$(302)	$(278)	$(810)	$(753)
Noncurrent Liability	(27,712)	(10,172)	(11,826)	(13,034)

Net amounts recognized	$(28,014)	$(10,450)	$(12,636)	$(13,787)

        Amounts recognized in accumulated other comprehensive (income) loss (before income tax effect of $0 and $701,000) at December 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(in thousands)
Net loss (gain)	$24,523	$7,827	$(6,747)	$(6,218)
Prior service cost (credit)	176	235	1	1
Net initial obligation (asset)	71	102	—	—

Net amounts recognized	$24,770	$8,164	$(6,746)	$(6,217)

        Amounts in accumulated other comprehensive (income) loss at December 31, 2008 that are expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
Net loss (gain)	$1,927	$(506)
Net transition obligation	16	—
Prior service cost	46	1

	$1,989	$(505)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Pension benefits:
Service cost	$1,558	$1,835	$1,830	$268	$302	$328
Interest cost	3,551	3,360	3,278	805	743	770
Expected return on plan assets	(3,472)	(3,595)	(3,366)	—	—	—
Recognized net actuarial (gain) loss	471	425	658	(496)	(559)	(500)
Amortization of obligation (asset)	19	21	24	—	—	—
Amortization of prior service cost	50	47	47	1	(32)	(126)
Special termination benefits	33	369	—	—	36	—
Recognition of (gain) loss due to curtailment	102	28	74	(421)	(398)	(7)

Net expense	$2,312	$2,490	$2,545	$157	$92	$465

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income:
Net (gain) loss	$17,166	$(2,312)	$—	$(1,025)	$536	$—
Recognized gain (loss)	(470)	(425)	—	496	559	—
Prior service cost (credit)	15	48	—	—	—	—
Recognized prior service (cost) credit	(74)	(51)	—	(1)	32	—
Recognized net initial asset (obligation)	(31)	(45)	—	—	—	—

Total recognized in net benefit cost and comprehensive income	$16,606	$(2,785)	$—	$(530)	$1,127	$—

	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.375%	6.0%	5.875%
Expected long-term return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	3% - 4%	3% - 4%	3% - 4%
Other benefits:
Discount rate	6.375%	6.0%	5.875%
Rate of compensation increase	3% - 4%	3% - 4%	3% - 4%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The Company's pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, were as follows:

Asset Category	2008	2007
Equity securities	61%	75%
Debt securities	32%	24%
Other	7%	1%

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

        The Company expects to contribute $2.5 million to its defined benefit pension plans and $835,000 to its other postretirement benefit plans in 2009. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2009	$3,544	$835
2010	3,497	844
2011	3,554	843
2012	3,613	833
2013	3,749	829
2014 - 2018	20,855	4,224

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2008, 2007 or 2006.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2008 and 2007, deferred compensation plan liabilities totaled $1,225,000 and $1,498,000, respectively.

11. STOCK COMPENSATION PLANS

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

        The total compensation expense recognized for stock-based compensation was $2,752,000, $4,684,000 and $2,063,000 for 2008, 2007 and 2006, respectively. The total tax benefit related thereto was $895,000, $1,355,000 and $743,000 for 2008, 2007 and 2006, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.6%, 5.3% and 5.1% for 2008, 2007 and 2006, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

        The 2003 Plan was approved by the Company's shareholders in December 2003 and included 500,000 shares of common stock authorized for issuance. The Company also has a stock compensation agreement with its former President and Chief Executive Officer under which non-qualified stock options (133,333 shares) remain outstanding as of December 31, 2008.

        A summary of stock option award activity as of and for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2007	822,833	$32.51
Granted	130,000	$9.82	$4.27
Exercised	(500)	$27.25
Forfeited or Cancelled	(50,500)	$33.32	$13.21

Outstanding at December 31, 2008	901,833	$29.20	$12.01	4.3	$535

Exercisable at December 31, 2008	578,633	$32.31	$13.34	2.1	$—

Expected to Vest at December 31, 2008(2)	248,702	$23.62	$9.63	8.2	$412

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        Additional stock option information for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$4.27	$12.39	$15.76
Intrinsic Value of Options Exercised $(000)	4	759	80
Cash Received From Option Exercises $(000)	14	1,422	694
Tax Benefit From Option Exercises $(000)	—	—	—
Fair Value of Shares Vested During the Period $(000)	3,202	2,020	1,270

        For the years ended December 31, 2008, 2007 and 2006 the fair value of the Company's stock based awards to employees was estimated using the Black Scholes option pricing model and the following weighted average assumptions:

	2008	2007	2006
Expected Life of Options in Years	6.5	6.5	6.2
Expected Volatility	40.3%	31.6%	32.4%
Risk-free interest rate	2.2%	4.4%	5.0%
Expected dividend yield	—	—	—
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

        As of December 31, 2008, there was $2,420,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

        In 2008, 84,250 shares of restricted stock were granted pursuant to the 2006 Plans, including 9,250 shares to new and re-elected directors and the remainder to certain management of the Company. The restricted shares vest as service is provided or vest subject to the achievement of certain performance measures. In 2008, 8,000 shares of restricted stock vested as the directors' service requirements were met, and 2,000 restricted shares that were earned by one management employee in 2007 based on the achievement of certain performance goals, vested in 2008 when the shares became available per the restricted share agreement. Also in 2008, 84,000 restricted shares previously granted to the Company's former President and Chief Executive Officer, vested upon termination from employment as of

December 31, 2008. The weighted average grant-date fair value of restricted stock granted during 2008, 2007 and 2006 was $23.37, $32.32 and $34.94 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2007	146,795	$34.39
Granted	84,250	$23.37
Vested	(94,000)	$11.79
Forfeited or Cancelled	(15,750)	$32.96

Nonvested balance at December 31, 2008	121,295	$26.70

12. RELATED PARTY TRANSACTIONS

        In April 2007, the sale of approximately 181 acres of Upcountry Maui land to the Company's Senior Vice President/ Corporate Development closed escrow and the Company recognized a pre-tax gain of $2.8 million. In February 2007, the $4.1 million sale ($4.0 million pre-tax gain) of approximately 157 acres of Upcountry Maui land to the Company's former Chairman, President and Chief Executive Officer closed escrow. Prior to the closing of the latter sale, the Company leased a 3,500 square foot residence that is located on the property to the executive for $1,500 per month, which represented the estimated fair value.

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

        The Company is leasing to its current President and Chief Executive Officer for $3,500 per month, which represents the fair value, a residential property under a lease agreement through mid-2010. The property was purchased in 2005 for $2.6 million.

        The Company has a 51% ownership interest in Bay Holdings, the owner and developer of The Residences at Kapalua Bay. The other members of Bay Holdings, through wholly owned affiliates, are Marriott International Inc., which owns a 34% interest in Bay Holdings, and Exclusive Resorts LLC, which owns the remaining 15% interest in Bay Holdings. Stephen M. Case, a director and largest shareholder of the Company, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of Exclusive Resorts LLC, and thus Mr. Case may be deemed to have a beneficial interest in Bay Holdings.

13. INCOME TAXES

        The Company adopted FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by $200,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In 2008 and 2007, the Company recorded $856,000 and $425,000 of interest expense and penalties for unrecognized tax benefits. As of December 31, 2008 and 2007, total accrued interest and penalties were $1,106,000 and $425,000, respectively.

        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general & administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$748
Additions based on tax positions related to the current year	31
Additions for tax positions of prior years	754
Reductions for settlements with taxing authorities	(378)
Expiration of statutes of limitation	(210)

Balance as of December 31, 2008	$945

        At December 31, 2008 and 2007, $13.3 million and $2.5 million, respectively, of the unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense. At December 31, 2008 and 2007, there were $551,000 and $774,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The components of the income tax provision for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(in thousands)
Current
Federal	$(7,956)	$3,844	$4,535
State	(875)	13	87

Total	(8,831)	3,857	4,622

Deferred
Federal	(3,757)	1,535	(654)
State	(328)	375	(252)

Total	(4,085)	1,910	(906)

Total provision (credit)	$(12,916)	$5,767	$3,716

        Reconciliations between the total provision (credit) and the amount computed using the statutory federal rate of 35% were as follows:

	2008	2007	2006
	(in thousands)
Federal provision (credit) at statutory rate	$(32,309)	$4,822	$3,829
Adjusted for State income taxes, net of effect on federal income taxes	1,321	222	(67)
Valuation allowance	17,415	—	—
Federal research credits	—	(115)	(98)
Provision for FIN 48	597	81	—
Permanent differences and other	60	757	52

Total provision (credit)	$(12,916)	$5,767	$3,716

        Deferred tax assets and liabilities were comprised of the following temporary differences as of December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Accrued retirement benefits	$17,043	$11,217
Accrued liabilities	—	1,214
Inventory	615	396
Allowance for doubtful accounts	750	145
Stock compensation	3,187	2,456
Deferred revenue	788	—
Net operating loss and tax credit carryforwards	21,889	292

Total deferred tax assets	44,272	15,720

Valuation allowance	(30,115)	—

Deferred condemnation proceeds	(6,224)	(6,390)
Tax deferred land sales	(43)	(1,064)
Property net book value	(518)	(6,182)
Joint ventures and other investments	(3,925)	(4,027)
Other	(3,447)	(4,155)

Total deferred tax liabilities	(14,157)	(21,818)

Net deferred tax assets (liabilities)	$—	$(6,098)

        As of December 31, 2008, valuation allowances have been established primarily for tax credits, net operating loss carryforwards and accrued retirement benefits to reduce future tax benefits expected to be realized. The Company had $50.7 million in federal net operating loss carryforwards at December 31, 2008, that expire in 2028. Net operating loss and tax credit carryforwards for State income tax purposes totaled $64.1 million and $2.7 million, respectively, at December 31, 2008 that expire in 2012 through 2028. In 2008, the State of Hawaii Department of Taxation completed its examination of the Company's state income tax returns for the years 2000 through 2005. The Company's federal income tax return for 2006 is currently under examination. Depending on the outcome of the federal examination, certain unrecognized tax benefits may decrease. The Company currently does not have enough information to estimate the range of any possible adjustments.

14. INTEREST CAPITALIZATION

        Interest costs incurred in 2008, 2007 and 2006 were $2,779,000, $3,813,000 and $2,473,000, respectively, of which $343,000, $1,165,000 and $1,698,000, respectively, were capitalized.

15. ADVERTISING AND RESEARCH AND DEVELOPMENT

        Advertising expense totaled $3,765,000 in 2008, $2,425,000 in 2007 and $6,314,000 in 2006. Research and development expenses totaled $1,407,000 in 2008, $1,155,000 in 2007 and $1,078,000 in 2006.

16. CONCENTRATIONS OF CREDIT RISK

        A substantial portion of the Company's trade receivables results from sales of pineapple products, primarily to food distribution customers in the United States, buyers of real estate products and travel product wholesalers. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers, except for notes receivable taken on real estate sales.

17. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Except as indicated below, the carrying amount of the Company's financial instruments approximates fair value.

Long-Term Debt:

        For disclosure purposes, the Company's long-term debt is classified within Level 2 as defined by SFAS No. 157, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2008 and 2007 was $133,959,000 and $59,704,000, respectively, and the fair value was $126,708,000 and $59,693,000, respectively.

18. SEGMENT INFORMATION

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

        Community Development includes the Company's real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort, Kapalua Water Company and Kapalua Waste Treatment Company, the Company's Public Utilities Commission-regulated water and sewage transmission operations.

        The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

        The financial information for each of the Company's reportable segments for 2008, 2007, and 2006 follows:

	Agriculture	Resort	Community Development	Other(4)	Consolidated
	(in thousands)
2008
Operating revenues(1)	$27,779	$37,439	$11,394	$2,221	$78,833
Operating loss(2)	(30,425)	(19,710)	(40,007)	(287)	(90,429)
Interest expense					(2,436)
Interest income					553

Loss before income tax benefit					(92,312)

Depreciation	6,112	4,076	1,590	1,353	13,131
Equity in income of affiliates			(18,839)		(18,839)
Investment in affiliates			41,683		41,683
Segment Assets(3)	35,713	54,793	107,424	50,270	248,200
Expenditures for segment assets(5)	1,354	4,551	19,005	199	25,109
2007
Operating revenues(1)	$47,466	$35,804	$68,105	$2,695	$154,070
Operating profit (loss)(2)	(26,615)	(11,707)	53,135	627	15,440
Interest expense					(2,647)
Interest income					985

Income before income taxes					13,778

Depreciation	6,230	3,176	1,511	951	11,868
Equity in income of affiliates			16,832		16,832
Investment in affiliates			59,792		59,792
Segment Assets(3)	50,973	49,947	127,741	42,515	271,176
Expenditures for segment assets(5)	6,845	4,552	46,971	10,282	68,650
2006
Operating revenues(1)	$65,194	$46,098	$67,326	$279	$178,897
Operating profit (loss)(2)	(18,580)	(6,426)	36,236	(881)	10,349
Interest expense					(775)
Interest income					1,367

Income before income taxes					10,941

Depreciation	7,919	3,249	781	425	12,374
Equity in losses of affiliates			(5,340)		(5,340)
Investment in affiliates			10,041		10,041
Segment Assets(3)	58,607	49,301	80,867	31,424	220,199
Expenditures for segment assets(5)	21,320	4,147	36,825	8,905	71,197

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant. Sales of Hawaii grown pineapple to customers located in foreign countries were approximately $1.3 million, $1.4 million, and $2.8 million, respectively in 2008, 2007 and 2006.

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

19. COMMITMENTS AND CONTINGENCIES

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $51,000 since 1999; and paid $238,000 in 2005 for its share of the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

        Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2008, the Company has recognized liabilities of $1,061,000 representing the estimated fair value of its obligations under these agreements (see Note 4).

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

        The Company is obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction cost. Terms of the purchase are being negotiated with the members of Bay Holdings. The cost of the facilities is currently estimated to be approximately $35 million.

        The Company has a contractual obligation to the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company is currently seeking a title sponsor to defray part of the cost. Commitments for the purse, sanction fees and scoring system are approximately $6.7 million for 2009 through 2012.

        At December 31, 2008, the Company had commitments under other signed contracts totaling $6.7 million which primarily relate to real estate development projects.

20. PRIVATE PLACEMENT OF COMMON STOCK

        In March 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, Ohana Holdings, LLC and ZG Ventures, LLC, pursuant to which the Company raised approximately $14,900,000 in net proceeds through a private placement of 517,242 shares of common stock at a purchase price of $29.00 per share. Miles R. Gilburne, who was elected to the Company's Board of Directors in May 2007, is the managing member of ZG Ventures, LLC. In 2008, the Company registered for resale the shares on a registration statement filed with the Securities and Exchange Commission.

21. SUBSEQUENT EVENT

        On March 17, 2009, the Company entered into a sale and purchase agreement to sell approximately 263 acres and the improvements thereon comprising the Plantation Golf Course at the Kapalua Resort for $50 million, and on March 27, 2009, the transaction was consummated. Concurrent with the closing of the sale and purchase agreement, the Company entered into an agreement to lease back the golf course, including the retail shop for a period of two years at a fixed rental rate of $4.0 million per year (the "Ground Lease"), and an agreement to lease back the portion of the Plantation Clubhouse comprising the retail shop for a period of five years, which will commence after the Ground Lease expires or is terminated. Proceeds from the sale were used to reduce borrowings under the Company's line of credit agreement by $45 million (see Note 5).

 SUMMARIZED QUARTERLY RESULTS
(unaudited)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(in thousands except share amounts)
2008
Product revenues	$15,272		10,268	$10,802	$8,022
Service revenues	10,097		7,293	8,317	8,762
Gross profit (loss)—product revenues(1)	5,104		2,858	(1,371)	(2,482)
Net income (loss)(1)	(414)		272	(8,695)	(70,559)
Net income (loss) per common share:
Basic(1)	$(.05)	$	..03	$(1.09)	$(8.86)
Diluted(1)	(.05)		..03	(1.09)	(8.86)
2007
Product revenues	$50,087		$30,332	$21,151	$16,620
Service revenues	10,896		8,358	7,343	9,283
Gross profit—product revenues	36,901		12,002	8,178	6,002
Net income (loss)	15,714		(3,510)	(155)	(4,038)
Net income (loss) per common share:
basic	$2.12		$(.44)	$(.02)	$(.51)
diluted	2.10		(.44)	(.02)	(.51)

(1)
Subsequent to the Company's issuance of Form 10-Q for the quarter ended March 31, 2008, the Company determined that the cumulative effect of changing its method of accounting for pineapple juice inventories from the LIFO to FIFO method of $326,000 (net of income taxes of $191,000) should not have been recorded to beginning retained earnings; rather, the cumulative effect should have been recorded as an adjustment in the statement of operations in 2008. As a result, the gross profit-product revenues, net income (loss) and basic and diluted net income (loss) per share for the first quarter of 2008 have been corrected from $4,587, $(740), and $(.09) for basic and diluted per share amounts that were previously reported, to $5,104, $(414), and $(.05) for basic and diluted per share amounts.

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (DEDUCTIONS) TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2008	$327	$1,846	$8	(c)	$(1,523	)(a)	$658
2007	555	136	14	(c)	(378	)(a)	327
2006	265	563	—		(273	)(a)	555
Valuation Allowance for Deferred Tax Assets
2008	$—	$23,627	$6,488		$—		$30,115
Reserve for Environmental Liability
2008	$204	$3	$—		$(31	)(b)	$176
2007	233	3	—		(32	)(b)	204
2006	230	3	—		—		233

(a)
Write off of uncollectible accounts

(b)
Payments

(c)
Recoveries

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's Chief Executive Officer (who also performs the function of Principal Financial Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

        Based upon the foregoing, the Company's Chief Executive Officer concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Management of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a- 15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. That report appears on page 48 of this Form 10-K.

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

        The Company's consolidated financial statements have been audited by Deloitte & Touche LLP and its report appears on page 48 of this Form 10-K. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

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

/s/ ROBERT I. WEBBER President and Chief Executive Officer March 30, 2009

Item 9B.    OTHER INFORMATION

        Effective as of December 31, 2008, the $90 million revolving credit agreement between the Company and Wells Fargo Bank was amended to modify the financial covenant requirements, to eliminate the restrictions on the lenders recourse to the Company, to increase the interest rate on loan draws, and to require a re-appraisal of the collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. The properties are currently being reappraised. Effective as of March 27, 2009, the revolving credit agreement was further amended to reduce the credit limit under the revolving credit agreement to $45 million after the Company paid down the loan with proceeds from the sale of the Plantation Golf Course (Note 21 to consolidated financial statements), to extend the maturity date of the line from November 2009 to March 2010, and to eliminate certain financial covenants.

        Effective as of December 31, 2008, the $25 million revolving credit agreement between the Company and American AgCredit, FLCA was amended to suspend the financial covenants, to eliminate the automatic extension of the draw period and maturity that was to occur on June 1, 2011 and change the maturity date to March 2010, to increase the interest rate on loan draws and the commitment fee on any unused portions of the loan, and to require a re-appraisal of the collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment.

        The foregoing summary of the terms of the amendments to the loan agreements is not complete and is qualified in its entirety by reference to the full text of the amendments, which are filed herewith as Exhibits 10.42, 10.43, 10.4 and 10.5.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2008, is incorporated herein by reference.

        Our Board of Directors approved the Amended and Restated Code of Ethics in March 2008 that covers the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. A copy of the Code of Ethics will be furnished, free of charge, upon written request to: Corporate Secretary, Maui Land & Pineapple Company, Inc., P. O. Box 187, Kahului, Hawaii 96733-6687; or email: communications@mlpmaui.com.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "—Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2008, is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2008, is incorporated herein by reference, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this annual report on Form 10-K under the heading "Securities Authorized For Issuance under Equity Compensation Plans" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2008, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2008, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.     Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Balance Sheets, December 31, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Financial Statements for Kapalua Bay Holdings, LLC as of December 31, 2008 and 2007 and for the Years Ended December 31, 2008, 2007 and 2006 (exhibit 99).
Financial Statements of W2005 Kapalua/Gengate Hotel Holdings L.L.C., as of December 31, 2008 (Unaudited) (exhibit 99.1)
Financial Statements of W2005 Kapalua/Gengate Hotel Holdings L.L.C., December 31, 2007 (exhibit 99.2)

2.     Financial Statement Schedules

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006.

3.     Exhibits

Exhibit No.
3.1	Restated Articles of Association, as of May 7, 2007 (Filed as Exhibit 3.1 to Form 10-K/A for the year ended December 31, 2008 and incorporated herein by reference).
3.2	Bylaws (Amended as of December 8, 2008). (Filed as Exhibit 3.1 to Form 8-K filed December 11, 2008 and incorporated herein by reference).
10.1
Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated September 1, 2005 (Filed as Exhibit 4 to Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.2
First Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated December 4, 2006 (Filed as Exhibit 10.1 to Form 8-K filed December 19, 2006 and incorporated herein by reference).
10.3*
Second Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., effective as of September 30, 2008.
10.4*
Third Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., effective as of December 31, 2008.

Exhibit No.
10.5*	Fourth Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., effective as of December 31, 2008.
10.6
Second Amended and Restated Hotel Ground Lease (The Ritz-Carlton, Kapalua) between Maui Land & Pineapple Company, Inc. (Lessor) and RCK Hawaii, LLC dba RCK Hawaii-Maui (Lessee), effective as of January 31, 2001 (Filed as Exhibit 10.2(i) to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.7†	Executive Deferred Compensation Plan (revised as of 8/16/91) (Filed as Exhibit (10)A to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).
10.8†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (Filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).
10.9†
Employment Agreement effective as of October 6, 2003 by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.3(viii) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.10†
Maui Land & Pineapple Company, Inc. Stock Option Agreement for David Cole, dated October 6, 2003 (Filed as Exhibit 10.3 (ix) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.11†
Maui Land & Pineapple Company, Inc. Restricted Share Agreement for David Cole, dated October 6, 2003 (Filed as Exhibit 10.3(x) to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.12†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006).
10.13
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

Exhibit No.
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
10.29
First Amendment to Purchase and Sale Agreement, dated as of August 7, 2006, by and between Maui Land & Pineapple Company, Inc. and David C. Cole (Filed as Exhibit 10.11 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.30
Promissory Note issued by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.1 to Form 8-K filed October 5, 2006 and incorporated herein by reference).
10.31
Guaranty Agreement made by Maui Land & Pineapple Company, Inc. in favor of GE Capital Public Finance, Inc., dated September 29, 2006 (Filed as Exhibit 10.2 to Form 8-K filed October 5, 2006 and incorporated herein by reference).

Exhibit No.
10.32	Loan Agreement (Real Estate) between Bank of Hawaii and Maui Land & Pineapple Company, Inc., dated October 1, 2006 (Filed as Exhibit 10.1 to Form 8-K filed November 2, 2006 and incorporated herein by reference).
10.33
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made by Maui Land & Pineapple Company, Inc. in favor of Bank of Hawaii, dated October 1, 2006 (Filed as Exhibit 10.2 to Form 8-K filed November 2, 2006 and incorporated herein by reference).
10.34±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007. (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.35±
Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.36	Termination of Memorandum of Hotel Ground Lease, dated as of March 28, 2007 (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).
10.37†
Option Agreement dated August 6, 2007 between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
10.38±
Exclusive Consignment and Marketing Agreement with Calavo Growers, Inc. and Maui Pineapple Company, Ltd. Entered into on November 2, 2007 (filed as Exhibit 10.43 to Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.39
First Amendment to Consignment and Marketing Agreement with Calavo Growers, Inc., entered into on November 2, 2007 (Filed as Exhibit 10.44 to Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.40
Loan Agreement between Maui Land & Pineapple Company, Inc., Wells Fargo Bank, National Association, and each of the Financial Institutions Signatory thereto, Entered into on November 15, 2007 (Filed as Exhibit 10.1 to Form 8-K filed November 19, 2007 and incorporated herein by reference).
10.41*
Modification Agreement dated November 2, 2008, entered into by and among Maui Land & Pineapple Company, Inc., Wells Fargo Bank, National Association, and each of the Financial Institutions Signatory thereto.
10.42*
Second Modification Agreement dated March 3, 2009, entered into by and among Maui Land & Pineapple Company, Inc., Wells Fargo Bank, National Association, and each of the Financial Institutions Signatory thereto.
10.43*
Third Modification Agreement dated March 27, 2009, entered into by and among Maui Land & Pineapple Company, Inc., Wells Fargo Bank, National Association, and each of the Financial Institutions Signatory thereto.
10.44
Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, Entered into on November 15, 2007 (Filed as Exhibit 10.2 to Form 8-K filed November 19, 2007 and incorporated herein by reference).
10.45
Consulting Agreement between Maui Land & Pineapple Company, Inc., and BC&G International LLC, entered into on April 9, 2007 (Filed as Exhibit 10.1 to Form 8-K filed April 13, 2007 and incorporated herein by reference).

Exhibit No.
10.46	Securities Purchase Agreement between Maui Land & Pineapple Company, Inc., and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.1 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
10.47
Registration Rights Agreement between Maui Land & Pineapple Company, Inc. and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.2 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
10.48	Amendment No. 1 to Registration Rights Agreement, entered into as of March 10, 2008 (Filed as Exhibit 10.50 to Form 10-K/A for the year ended December 31, 2008 and incorporated herein by reference).
10.49†
Restricted Share Agreement and Award Grant Notice, dated as of May 7, 2008, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.50†
Amendment and Extension of Employment Agreement, executed on May 7, 2008, between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.51
Waiver and Amendment No. 2 to Registration Rights Agreement, dated as of April 30, 2008, by and among Maui Land & Pineapple Company, Inc., Ohana Holdings, LLC, and ZG Ventures, LLC.(1) (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).
10.52
Securities Purchase Agreement, dated as of July 27, 2008, by and between Maui Land & Pineapple, Inc. and the investors named therein (Filed as Exhibit 10.1 to Form 8-K dated July 27, 2008 and incorporated herein by reference).
10.53
Registration Rights Agreement, dated as of July 27, 2008, by and between Maui Land & Pineapple, Inc. and the investors named therein ((Filed as Exhibit 10.2 to Form 8-K dated July 27, 2008 and incorporated herein by reference).
10.54	Form of Senior Secured Convertible Note (Filed as Exhibit 10.3 to Form 8-K dated July 27, 2008 and incorporated herein by reference).
10.55*
Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC.
10.56*
Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC.
10.57*
Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC.
10.58*†	First Amendment to Employment Agreement, dated December 8, 2008, by and between Maui Land & Pineapple Company, Inc. and David C. Cole.
11.	Statement re computation of per share earnings. See Earnings Per Common Share under Note 1 to the Consolidated Financial Statements.

Exhibit No.
18.	Preferability Letter of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated August 7, 2008 (Filed as Exhibit 18.1 to Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 30, 2009.
23.2*	Consent of Deloitte & Touche LLP, Independent Auditors, dated March 30, 2009.
23.3*	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, dated March 30, 2009,
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.*	Financial Statements for Kapalua Bay Holdings, LLC as of December 31, 2008 and 2007 and for the Years Ended December 31, 2008, 2007 and 2006 (Restated).
99.1*	W2005 Kapalua/Gengate Hotel Holdings L.L.C. Consolidated Financial Statements December 31, 2008 (Unaudited).
99.2*	W2005 Kapalua/Gengate Hotel Holdings L.L.C. Consolidated Financial Statements December 31, 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

MAUI LAND & PINEAPPLE COMPANY, INC.
By	/s/ ROBERT I. WEBBER
Robert I. Webber President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI	Date	March 30, 2009
Warren H. Haruki, Chairman of the Board
By	/s/ JOHN H. AGEE	Date	March 30, 2009
John H. Agee, Director
By	/s/ STEPHEN M. CASE	Date	March 30, 2009
Stephen M. Case, Director
By	/s/ DAVID C. COLE	Date	March 30, 2009
David C. Cole, Director
By	/s/ WALTER A. DODS JR.	Date	March 30, 2009
Walter A. Dods, Director
By	/s/ MILES R. GILBURNE	Date	March 30, 2009
Miles R. Gilburne, Director
By	/s/ DAVID A. HEENAN	Date	March 30, 2009
David A. Heenan, Director
By	/s/ KENT T. LUCIEN	Date	March 30, 2009
Kent T. Lucien, Director
By	/s/ DUNCAN MACNAUGHTON	Date	March 30, 2009
Duncan MacNaughton, Director
By	/s/ FRED E. TROTTER III	Date	March 30, 2009
Fred E. Trotter III, Director
By	/s/ ROBERT I. WEBBER	Date	March 30, 2009
Robert I. Webber, President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
By	/s/ ADELE H. SUMIDA	Date	March 30, 2009
Adele H. Sumida, Controller & Secretary (Principal Accounting Officer)