Form 10-Q
period 2009-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2009-05-06
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

161 SOUTH WAKEA AVENUE, P. O. BOX 187, KAHULUI, MAUI, HAWAII 96733-6687
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

Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, no par value	8,157,988 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	3/31/09	3/31/08
	(in thousands except share amounts)
Operating Revenues
Product revenues	$8,248	$15,272
Service revenues	7,349	10,097

Total Operating Revenues	15,597	25,369

Operating Costs and Expenses
Cost of product revenues	5,998	10,168
Cost of service revenues	9,938	9,964
Shipping and marketing	2,234	3,806
General and administrative	7,842	10,170

Total Operating Costs and Expenses	26,012	34,108

Operating Loss	(10,415)	(8,739)
Equity in income (losses) of affiliates	(1,130)	9,375
Interest expense	(1,476)	(1,481)
Interest income	183	244

Loss Before Income Taxes	(12,838)	(601)
Income Tax Expense (Benefit)	385	(187)

Net Loss	$(13,223)	$(414)

Loss Per Common Share
Basic	$(1.65)	$(0.05)
Diluted	$(1.65)	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	3/31/09	12/31/08
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,059	$13,668
Accounts and notes receivable	6,064	5,509
Refundable income taxes	4,662	4,662
Inventories	10,461	9,737
Real estate held for sale	19,357	18,963
Other current assets	1,282	600

Total current assets	44,885	53,139

Property	210,461	212,242
Accumulated depreciation	(98,036)	(96,002)

Property—net	112,425	116,240

Investments in affiliates	40,473	41,683
Other assets	33,794	37,138

Total	$231,577	$248,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt and capital lease obligations	$56,078	$46,050
Trade accounts payable	7,151	8,183
Other current liabilities	12,869	13,351

Total current liabilities	76,098	67,584

Non-Current Liabilities
Long-term debt and capital lease obligations	33,883	90,941
Accrued retirement benefits	41,361	43,798
PGC obligation (Note 9)	48,134	—
Other non-current liabilities	13,423	14,189

Total non-current liabilities	136,801	148,928

Commitments and Contingencies (Note 16)
Stockholders' Equity
Common stock, no par value—23,000,000 shares authorized, 8,023,943 and 8,021,248 issued and outstanding	34,868	34,791
Additional paid-in capital	8,499	8,363
Retained earnings (Accumulated deficit)	(6,665)	6,558
Accumulated other comprehensive loss	(18,024)	(18,024)

Stockholders' Equity	18,678	31,688

Total	$231,577	$248,200

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
			Additional Paid in Capital
	Shares	Amount				Total
	(in thousands)
Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688
Stock compensation expense			213			213
Vested restricted stock issued	3	77	(77)			—
Net loss				(13,223)		(13,223)

Balance, March 31, 2009	8,024	$34,868	$8,499	$(6,665)	$(18,024)	$18,678

Balance, January 1, 2008	7,959	$34,168	$6,769	$90,576	$(1,246)	$130,267
Cumulative impact of adoption of EITF No. 06-8, net of tax				(4,622)		(4,622)
Stock option exercises	1	14				14
Stock compensation expense			638			638
Vested restricted stock issued	2	74	(74)			—
Shares cancelled to pay tax liability	(4)	(105)				(105)
Net loss				(414)		(414)

Balance, March 31, 2008	7,958	$34,151	$7,333	$85,540	$(1,246)	$125,778

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	3/31/09	3/31/08
	(in thousands)
Net Cash Used in Operating Activities	$(9,896)	$(15,368)

Investing Activities
Purchases of property	(241)	(4,614)
Contributions to affiliates	—	(7,756)
Other	(497)	(2,941)

Net Cash Used in Investing Activities	(738)	(15,311)

Financing Activities
Payments of long-term debt and capital lease obligations	(48,115)	(2,506)
Proceeds from long-term debt	—	34,000
Stock compensation exercises	—	14
Debt issuance cost and other	(380)	—
Net proceeds from PGC sale (Note 9)	48,520	—

Net Cash Provided by Financing Activities	25	31,508

Net Increase (Decrease) in Cash and Cash Equivalents	(10,609)	829
Cash and Cash Equivalents at Beginning of Period	13,668	1,991

Cash and Cash Equivalents at End of Period	$3,059	$2,820

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $2,312,000 and $861,000 was paid during the three months ended March 31, 2009 and 2008, respectively. Income taxes of $(291,000) and $10,000 were (refunded) paid during the three months ended March 31, 2009 and 2008, respectively.

        Supplemental Non-Cash Investing and Financing Activities—

  •
  Property acquired under capital leases was $322,000 and $25,000 during the three months ended March 31, 2009 and 2008, respectively.

  •
  Amounts included in trade accounts payable for additions to property and for other investing and financing activities totaled $1,419,000 and $3,315,000 at March 31, 2009 and 2008, respectively.

  •
  Net cash sales proceeds of $2.5 million were deposited directly with a qualified exchange intermediary for reinvestment on a tax-deferred basis during the three months ended March 31, 2008 and was included in other noncurrent assets on the consolidated balance sheet at March 31, 2008.

  See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended March 31, 2009 and 2008. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008.

  LIQUIDITY

          The Company incurred a net loss of $13.2 million and had negative cash flows from operations of $9.9 million for the three months ended March 31, 2009. At March 31, 2009, the Company had amounts outstanding under borrowing agreements of approximately $98 million; and approximately $14.5 million available under existing lines of credit and $3.1 million in cash and cash equivalents. In March 2010, $55 million of borrowings under the Company's two available lines of credit is scheduled to mature. The lines of credit have financial covenants requiring a minimum of $10 million in liquidity and a limitation on new indebtedness. Failure to satisfy any of the covenants or to otherwise default under either of the credit agreements could result in the outstanding borrowings becoming immediately due, which could result in a default under the other credit agreement as well as the $40 million senior secured convertible notes. Default under the convertible notes could require the Company to redeem the notes at 115% of the outstanding amount of principal and accrued interest. The Company is obligated to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings ("Bay Holdings") at actual construction cost upon completion in 2009, which is estimated to be approximately $35 million. The Company is currently negotiating the terms of the purchase of the improvements with the members of Bay Holdings, and expects that it will fund most of the purchase at a later date. At March 31, 2009, these matters gave rise to significant uncertainty as to the Company's ability to continue as a going concern.

          In response to these matters, the Company has undertaken several financial and strategic initiatives to restructure the terms of its credit agreements and generate cash flow from a variety of sources, including the sale of several real estate assets. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 9) and $45 million of the sales proceeds were applied to partially repay outstanding borrowings that were collateralized by the PGC. The Company is currently in discussions with both lenders to further restructure its line of credit and revolving loan agreements to extend the maturity dates beyond March 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. In addition, the Company has taken several other actions to reduce cash outflows including reducing its headcount by about 100 personnel in March 2009, as well as other measures to reduce operating expenses. The Company is actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt, although the timing and amount of such sales are uncertain. As a result of these actions and together with its initiatives to generate liquidity, the Company believes (although no assurances can be given), it will be successful in restructuring its borrowing agreements, continue to be in compliance with its covenants under its borrowing arrangements, and will continue operating as a going concern.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Net loss was equal to comprehensive loss for the interim periods ended March 31, 2009 and 2008.

4.
The effective tax rate for 2009 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and additions to the tax valuation allowance. The effective tax rate for 2008 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $770,000 and $658,000 at March 31, 2009 and December 31, 2008, respectively.

6.
Inventories as of March 31, 2009 and December 31, 2008 were as follows:

	3/31/09	12/31/08
	(in thousands)
Pineapple products—finished goods	$1,410	$807
Real estate	4,060	3,254
Merchandise, materials and supplies	4,991	5,676

Total Inventories	$10,461	$9,737

          Effective January 1, 2008, the Company changed its method of accounting for pineapple juice inventory from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method, which is the method used for fresh pineapple fruit inventory. The Company did not apply the accounting change to its previous inventories of processed solid-pack pineapple products, as the Company ceased all processing and canning of solid-pack pineapple products in 2007 and had no inventory as of January 1, 2008. The Company expects that a single method of accounting for both fresh fruit and processed juice will improve the clarity of the Company's financial results by more clearly reflecting periodic income. The Company believes the FIFO method is preferable to the LIFO method because it 1) provides better matching of inventory costs to revenues, 2) eliminates the non-cash earnings that have resulted from past LIFO liquidations and from future liquidations that are likely to occur, 3) better reflects the physical flow of inventories, and 4) more closely reflects the current cost of inventories on the Company's consolidated balance sheet. The Company had previously recorded the cumulative effect of the change of its method of accounting for these juice inventories as a credit to retained earnings of $326,000 (net of income taxes of $191,000) as of January 1, 2008. Subsequently in 2008, the Company determined that because the effect of the accounting change would not have been material to its previously issued consolidated financial statements that the adjustment should have been recorded as an adjustment in the statement of operations in 2008. Accordingly, the amounts previously reported for the three months ended March 31, 2008 for cost of product revenues, total operating costs and expenses, operating loss, loss before income taxes, income tax benefit, net loss, and basic and diluted loss per share have been corrected from $10,685,000, $34,625,000, $(9,256,000), $(1,118,000), $(378,000), $(740,000), and $(.09) for basic and diluted per share amounts that were previously reported, to

  $10,168,000, $34,108,000, $(8,739,000), $(601,000), $(187,000), $(414,000), and $(.05) for basic and diluted per share amounts.

7.
Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended March 31,
	2009	2008
Basic	8,020,454	7,959,217
Diluted	8,020,454	7,959,217

          For the three months ended March 31, 2009 and 2008, potentially dilutive common shares of 1,333,540, and 40,450, respectively, from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt are not included in the number of diluted common shares because to do so would have an antidilutive effect on the loss per share amounts (i.e., decrease loss per common share).

8.
Recently Issued Accounting Pronouncements

          On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. FASB Statement No. 161 requires enhanced disclosures about (i) how and why derivative instruments are used; (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities as amended; and (iii) how derivative instruments and related hedged items affect the Company's financial position, results of operations, and cash flows. See Note 14.

          In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when market activity has decreased. FSP No. 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financing and nonfinancial) when the volume and level of activity for the asset and liability have significantly decreased and (2) identifying transactions that are not orderly. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, that the FSP FAS 157-4 will have on the Company's financial condition and results of operation.

          In April 2009, FASB also issued FSP No. 107-1 and APB 28-1, expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The Company will include the required disclosures beginning with its Form 10-Q for the quarter ended June 30, 2009.

9.
Plantation Golf Course Sale

          On March 27, 2009, the Company sold the land, improvements, structures and fixtures comprising the Plantation Golf Course (PGC) for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (Ground Lease) to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. Concurrent with the closing of the sale, the Company also entered into an agreement to leaseback the portion of the Plantation Clubhouse comprising the retail shop for a period of five years, which will commence when the Ground Lease expires or is otherwise terminated. The Ground Lease requires the Company at its own cost and expense, to replace the irrigation system at the PGC, subject to a cap of $5 million. Because of the Company's continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC has been accounted for as a financing transaction and, accordingly, the net proceeds received have been recorded as a non-current liability on the consolidated balance sheet and no gain will be recognized until the irrigation system replacement project has been completed. In consideration for the release of the PGC from the collateral for the Company's $90 million revolving line of credit with Wells Fargo Bank and certain other lenders, upon closing of the sale, $45 million of the net proceeds were used to partially re-pay borrowings under this line and the credit limit available under this facility was reduced to $45 million.

10.
Investments in Affiliates

  KAPALUA BAY HOLDINGS

          The Company's equity in the income (losses) of Kapalua Bay Holdings, LLC (Bay Holdings) was $(1.1) million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively. In 2007, Bay Holdings began to recognize revenues and profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method. As Bay Holdings recognizes revenues, the Company recognizes a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture. In the first quarter of 2009, because of the continued negative economic climate and expected defaults, Bay Holdings further increased its reserves for defaults, and the Company accordingly adjusted the amounts of appreciation in the fair value of the land that had been recognized. Included in the Company's equity in income (losses) of Bay Holdings are the recognition of unrealized appreciation of the fair value of land, other non-monetary contributions and costs totaling income (losses) of $(348,000) and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

          As of January 1, 2008, Bay Holdings adopted EITF 06-8. The cumulative effect of adopting EITF 06-8 of $12.5 million was recorded as a reduction to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment of $4,622,000 (net of income tax effect) to its opening retained earnings for 2008.

          Upon formation of Bay Holdings in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Bay Holdings recorded the contribution at its fair value of $25 million. At March 31, 2009, the six residential buildings in the project were approximately 96% to 100% complete, and closings of the sold units are expected to begin at the end of May 2009. Through March 31, 2009, the Company has made cash contributions to Bay Holdings of $53.2 million and an uncollateralized loan of $3.6 million which incurs interest at 16%.

          In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. (Lehman) for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the loan agreement was approximately 78% of the total. The loan is collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts. On September 15, 2008 Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, and on February 11, 2009, Bay Holdings, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement. Pursuant to the amended loan agreement, the aggregate amount that Bay Holdings may borrow, including amounts previously funded under the loan agreement is approximately

  $354.5 million. The Company believes that this amount will be sufficient to fund the full development and completion of the project.

          Summarized operating information for Bay Holdings is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues	$21,738	$58,094
Expenses	23,272	42,444

Net Income (Loss)	$(1,534)	$15,650

          A reconciliation of the Company's equity in income (losses) of affiliates is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
51% of Bay Holdings net income (loss)	$(782)	$7,982
Recognition of unrealized appreciation of the fair value of land contribution and other	(348)	1,393

Equity in income (losses) of affiliate	$(1,130)	$9,375

  RITZ-CARLTON, KAPALUA HOTEL JV

          In March 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C., (the "Hotel JV") that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV. At March 31, 2009, the Company's percentage interest in the Hotel JV was 15.9% reflecting dilution as a result of cash calls in which the Company chose not to participate.

          The Company's carrying value of its interest in the Hotel JV is $0 and, accordingly, the Company is not recording its share of the equity in losses in the Hotel JV because the Company is neither guaranteeing the obligations of the Hotel JV nor is it committed or expected to fund future obligations or losses of the Hotel JV.

          The Hotel JV has a loan agreement with Lehman totaling approximately $260.2 million that is collateralized by a first priority interest in the equity of the Hotel JV. The loan was principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a room conversion project and comprehensive refurbishment of the hotel. The Company is not liable for the repayment of the loan, but is liable for any loss suffered by the lenders as a result of the Company's fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions. In April 2009, the Hotel JV was notified that the loan is in default because two monthly payments had not been made. The Hotel JV is working on options to restructure the loan with Lehman.

11.
Debt Modifications

          In conjunction with the PGC sale (see Note 9), the Company amended its line of credit agreement with Wells Fargo. The agreement was amended to eliminate all financial covenants except for a minimum liquidity requirement and limitations on new indebtedness, to extend the maturity date to March 2010 (previously November 2009), require the reappraisal of the properties collateralizing the facility and reduce the available credit or addition of collateral to maintain a 50% loan commitment to collateral value, eliminate the restriction on the lenders' recourse to recover against the Company, and increase interest rates on loan draws by 275 basis points. The Company also amended its revolving loan agreement with American AgCredit in March 2009 to suspend financial covenants through 2009, add financial covenants for a minimum liquidity requirement and limitations on additional indebtedness, require the reappraisal of all collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment, and increase the interest rate on loan draws by 60 to 110 basis points. In return for the suspension of the covenants, the maturity date of the revolving loan was accelerated to March 2010 from June 2011. The Company incurred issuance costs of approximately $380,000 that were deferred and will be amortized over the remaining term of the debt. The Company considered whether such modifications should be accounted for as a troubled debt restructuring or extinguishment of debt as defined in Emerging Issues Task Force (EITF) Issue No. 02-4, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, or EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and concluded that the modifications did not meet the criteria to be accounted for as a troubled debt restructuring or an extinguishment of debt. However, as the modifications resulted in a reduction in the borrowing capacity under the available lines of credit, approximately $106,000 of previously deferred issuance costs was expensed during the three-months ended March 31, 2009 in accordance with EITF No. 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

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

12.
Stock-Based Compensation

          The total compensation expense recognized for stock-based compensation was $213,000 and $638,000 for the three months ended March 31, 2009 and 2008, respectively. The total tax benefit (expense) related thereto was $(6,000) and $230,000 for the three months ended March 31, 2009 and 2008, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.7% and 5.2%, as of March 31, 2009 and 2008, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

          A summary of stock option award activity as of and for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2008	901,833	$29.20
Granted	25,000	$5.20	$2.48
Exercised	—	$—
Forfeited or Cancelled	(27,200)	$34.13	$14.04

Outstanding at March 31, 2009	899,633	$28.38	$11.69	3.9	$82

Exercisable at March 31, 2009	597,633	$32.53	$13.34	1.7	$—

Expected to Vest at March 31, 2009(2)	227,496	$20.18	$8.41	8.4	$62

  (1)
  For in-the-money options

  (2)
  Options expected to vest reflect estimated forfeitures

          Additional stock option information for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$2.48	n/a
Intrinsic Value of Options Exercised $(000)	—	$4
Cash Received From Option Exercises $(000)	—	$14
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	$254	$559

          For the three months ended March 31, 2009, the fair value of the Company's stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

2009
Expected Life of Options in Years	6.5
Expected Volatility	44.6%
Risk-free interest rate	2.6%
Expected dividend yield	—

          As of March 31, 2009, there was $2,773,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 2.0 years.

  Restricted Stock

          In the three months ended March 31, 2009, 20,250 shares of restricted stock that vest as service requirements are met were granted to certain directors. In the first three months of 2009, 3,500 shares of restricted stock vested as directors' service requirements were met. The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2009 and 2008 was $5.30 and $27.35 per share, respectively.

          A summary of the activity for restricted stock awards as of and for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2008	121,295	$26.70
Granted	20,250	$5.30
Vested	(3,500)	$22.36
Forfeited or Cancelled	(19,000)	$31.82

Nonvested balance at March 31, 2009	119,045	$22.11

13.
Components of Net Periodic Benefit Cost

          The net periodic benefit costs for pension and other post-retirement benefits for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in thousands)
Service cost	$378	$475	$54	$79
Interest cost	905	856	200	212
Expected return on plan assets	(622)	(944)	—	—
Amortization of prior service cost	11	13	—	—
Amortization of transition obligation	4	5	—	—
Amortization of actuarial loss (gain)	484	56	(120)	(96)

Net expense	$1,160	$461	$134	$195

          During 2009, the Company expects to contribute $1.9 million to $2.5 million to its defined benefit pension plans and $835,000 to its other post-retirement benefit plans. To date in 2009, the Company has made all required minimum contributions to its defined benefit pension plans, which totaled $723,000.

14.
Derivative Instruments

          In its ongoing business operations, the Company's primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. The Company also utilizes interest rate swaps or other derivatives to reduce risks associated with changes in interest rates. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Changes in the fair value will be recognized in interest expense.

          The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 for its financial assets and liabilities and on January 1, 2009 for its nonfinancial assets and liabilities, and there was no material impact to the consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

            Level 1: Quoted market prices in active markets for identical assets or liabilities.

            Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

            Level 3: Unobservable inputs that are not corroborated by market data.

          In July 2008, the Company issued $40 million in senior secured notes that are convertible into the Company's common stock. The conversion features related to the notes gave rise to a derivative liability recorded at fair value at the end of each reporting period.

          In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements is to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed-rate interest of approximately 2.9%, before applicable interest rate spreads. The transactions were not designated as hedges under FASB Statement No. 13, and, accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense.

          Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Derivative Liabilities as of
Derivatives Not Designated as Hedging Instruments Under FASB Statement No. 133:	Balance Sheet Location	3/31/09	12/31/08
		(in thousands)
Interest rate swap agreements	Other current liabilities	$930	$1,160
Derivative liability related to convertible debt	Other current liabilities	1,310	2,689

  (1)
  Fair value measurements derived using significant other inputs (Level 2).

		Amount of Gain (Loss) Recognized on Derivative Liabilities
		Three Months Ended
	Location of Gain (Loss) Recognized in Statement of Operations
Derivatives Not Designated as Hedging Instruments Under FASB Statement No. 133:		3/31/09	3/31/08
		(in thousands)
Interest rate swap agreements	Interest expense	$230	$(521)
Derivative liability related to convertible debt	Interest expense	1,379	—

          The Company had no assets or liabilities carried at fair value on a nonrecurring basis at March 31, 2009.

15.
Income Taxes

          The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company's consolidated statement of operations; and such amounts are included in income taxes payable on the Company's consolidated balance sheet.

          At March 31, 2009, the Company had a liability of $945,000 for unrecognized tax benefits and interest thereon of $1.1 million. At March 31, 2009, $13.3 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

16.
Operating Segment Information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues
Community Development	$1,977	$4,598
Resort	8,620	11,691
Agriculture	4,889	8,461
Other	111	619

Total Operating Revenues	$15,597	$25,369

Segment Profit (Loss)(1)
Community Development	$(3,225)	$8,081
Resort	(4,157)	(2,276)
Agriculture	(3,545)	(5,130)
Other	(618)	(39)

Total Segment Profit (Loss)	(11,545)	636
Interest Expense	(1,476)	(1,481)
Interest Income	183	244
Income Tax (Expense) Benefit	(385)	187

Net Loss	$(13,223)	$(414)

  (1)
  Segment Profit (Loss) for the Community Development segment includes equity in income (losses) from Kapalua Bay Holdings, LLC (see Note 10).

17.
Commitments and Contingencies

          Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of the liability (if any).

          There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company's condensed consolidated financial statements.

          The Company, as an investor in various affiliates (partnerships, limited liability companies), may under specific circumstances be called upon to make additional capital contributions.

          In connection with the PGC sale and leaseback, the Company is obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement. See Note 9.

          The Company is obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction cost upon completion in 2009, which is estimated to be approximately $35 million. The Company is currently negotiating the terms of the purchase of the improvements with the members of Bay Holdings, and the Company expects to fund most of the purchase at a later date.

          The Company has a contractual obligation to the Ladies Professional Golf Association to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company is currently seeking a title sponsor to defray part of the cost. Commitments for the purse, sanction fees and scoring system are approximately $7.4 million for 2009 through 2012.

          At March 31, 2009, the Company had commitments under other signed contracts totaling $2.9 million, which primarily relate to real estate development projects.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the "Company," "we," "our," and "us," refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

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

  Agriculture

        The Agriculture segment primarily includes growing, packing, and marketing of fresh pineapple. Our pineapple is sold under the brand names Maui Gold® and Hawaiian Gold™. We also grow and market fresh organic pineapple. Prior to 2008, a portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007.

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

  Resort

        The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Kapalua Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, the Kapalua Villas, a vacation rental program, and provide certain services to the Kapalua Resort. We currently have approximately 204 units in our Kapalua Villas vacation rental program. Our Resort operations also include a Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities.

  Community Development

        The Community Development segment includes our real estate entitlement, development, construction, sales, leasing, and conservation activities. Our projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the Resort, and Kapalua Water Company and Kapalua Waste Treatment Company our Public Utilities Commission-regulated water and sewage operations that service the Kapalua Resort and adjacent communities.

        The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 10 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. As of March 31, 2009, the project was about 96% complete.

        We have approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process. We must obtain appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete, if at all, and entails a variety of risks.

        In the latter part of 2008, we concluded that we should delay the start of construction of new development projects because of the global recession, the uncertainty in the national and local economies, the continuing turmoil in the financial and credit markets, and our cash flow constraints. However, we have continued to engage in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

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

Current Developments

        In the first quarter of 2009, all of our operations continued to be negatively affected by the global recession, and a significant amount of management's efforts were directed toward various initiatives to improve our liquidity. In the first quarter of 2009, we incurred a net loss of $13.2 million and had negative cash flows from operations of $9.9 million. In March 2009, we consummated the $50 million sale and leaseback transaction of the Plantation Golf Course (Note 9 to condensed consolidated financial statements) and applied $45 million of the sales proceeds to partially repay outstanding borrowings that were partially collateralized by the golf course. We amended our two revolving lines of credit to suspend or eliminate certain financial covenants for 2009 and to change the maturities of these lines to March 2010, one of which was previously due in November 2009 (Note 1 to condensed consolidated financial statements).

        In March 2009, in an effort to reduce our costs, we eliminated approximately 100 employees from our workforce, primarily in the Resort and Community Development segments and in corporate services. We are currently in discussions with the lenders to restructure our revolving line of credit agreements to extend the maturities beyond March 2010 and to increase the amount of available credit. We are actively in the process of attempting to sell several real estate assets and to continue to reduce the net cash outflows from operations which will be critical to providing additional liquidity and to further reducing debt.

        In February 2009, Bay Holdings entered into an amended and restated construction loan for completion of the Kapalua Bay project, after the default by Lehman Brothers Holdings, Inc. on the original construction loan in September 2008 (Note 10 to condensed consolidated financial statements).

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during 2009.

        There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

CONSOLIDATED

	Three Months Ended March 31,
	2009	2008	change
	(in millions, except share amounts)
Consolidated Revenues	$15.6	$25.4	$(9.8)
Net Loss	$(13.2)	$(0.4)	$(12.8)
Basic Loss Per Common Share	$(1.65)	$(0.05)	$(1.60)

        We reported a net loss of $13.2 million ($1.65 per share) for the first quarter of 2009 compared to $414,000 ($.05 per share) for the first quarter of 2008. Consolidated revenues for the first quarter of 2009 were $15.6 million compared to $25.4 million for the first quarter of 2008. The increased loss was primarily due to our equity in losses of Bay Holdings of $1.1 million for the first quarter of 2009 compared to income of $9.4 million for the first quarter of 2008. All of our business segments produced lower revenues in the first quarter of 2009. The continuing national and worldwide economic uncertainty and high transportation costs resulted in reduced visitor counts to Maui and to the State of Hawaii, which negatively affected our Resort segment, and also resulted in slower sales of, and increased potential default rates, on the residential units at Kapalua Bay, which negatively affected our Community Development segment. In our Agriculture segment we reduced the size of our fresh pineapple operations as we continued to restructure these operations.

  General and Administrative

        Consolidated general and administrative expenses of $7.8 million for the first quarter of 2009 were approximately 23% lower than the first quarter of 2008.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended March 31,
	2009	2008	change
	(in millions)
Salaries and wages	$1.5	$2.4	$(0.9)
Employee incentives and stock compensation	0.2	0.7	(0.5)
Employee severance expense	0.7	—	0.7
Pension and other post retirement expense	1.3	0.7	0.6
Professional services	1.0	1.3	(0.3)
Loss on asset disposals	0.6	1.2	(0.6)
Depreciation expense	1.1	0.5	0.6
Other	1.4	3.4	(2.0)

Total	$7.8	$10.2	$(2.4)

        The decrease in salaries, wages, employee incentives and stock compensation, and the increase in employee severance expense reflect staffing reductions in all operating segments and in corporate services, and a 10% wage rate reduction that was implemented during the first quarter of 2009 that affected nearly all employees.

        Increased pension and other post retirement expense reflects the decrease in value of the assets in our defined benefit pension plans combined with a reduction in the discount rate as of January 1, 2009 compared to January 1, 2008.

        Continued restructuring of our Agriculture segment operations were responsible for (1) the increase in depreciation expense in 2009, which reflects a reduction in the estimated useful lives of certain Agriculture segments assets, and (2) most of the loss on asset disposals in the first three months of 2009 and 2008.

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

  Interest Expense

        Interest expense was $1.5 million for both the first quarter of 2009 and 2008. Interest of $18,000 and $200,000 in the first quarter of 2009 and 2008, respectively, was capitalized to construction projects. Included in interest expense is a credit of $230,000 and charge of $521,000 for 2009 and 2008, respectively, representing the change in fair value of certain interest rate swap agreements. Also included in interest expense for the first quarter of 2009 is a net credit of $1.4 million representing the change in the estimated fair value of the derivative liability that was bifurcated from our $40 million convertible notes, less interest accretion of $762,000 on the carrying value of the notes. In 2009, the increase in interest expense from higher average borrowings was partially offset by lower average interest rates. Our effective interest rate on borrowings was 4.9% in the first quarter of 2009 compared to 5.6% in the first quarter of 2008.

AGRICULTURE

	Three Months Ended March 31,
	2009	2008	change
	(in millions)
Revenues	$4.9	$8.5	$(3.6)
% of consolidated revenues	31%	33%
Operating Loss	$(3.5)	$(5.1)	$1.6

        Revenues for the Agriculture segment decreased by 42%, or $3.6 million, from $8.5 million for the first quarter of 2008 to $4.9 million for the first quarter of 2009, primarily due to a reduction in fresh fruit sales volume. In the first quarter of 2008, pineapple juice sales represented approximately 11% of the Agriculture segment revenues. The Agriculture segment produced an operating loss of $3.5 million for the first quarter of 2009 compared to an operating loss of $5.1 million for the first quarter of 2008.

  Fresh Pineapple Operations

        The volume of fresh pineapple case sales was lower by 45% for the first quarter of 2009; revenue per case sold was higher by 9% in 2009 compared to the first quarter of 2008. Lower case sales volume in the first quarter of 2009 was due to lower production volume. Higher average pricing reflects the sale of only prime sized fruit to selective customers.

        The Agriculture segment cost of sales was lower by approximately 42% in the first quarter of 2009 compared to the first quarter of 2008, largely as a result of the lower sales volume of fresh and processed product, partially offset by increased per unit cost of sales as a result of lower production volumes.

        Shipping and marketing cost decreased by 61% in the first quarter of 2009 compared to the first quarter of 2008 because of lower volume of sales partially offset by higher average per unit shipping cost. The average shipping cost was higher in 2009 because a greater percentage of products to the mainland United States were sent by air freight, which is more costly than ocean freight.

RESORT

	Three Months Ended March 31,
	2009	2008	change
	(in millions)
Revenues	$8.6	$11.7	$(3.1)
% of consolidated revenues	55%	46%
Operating Loss	$(4.2)	$(2.3)	$(1.9)

        Resort segment revenues decreased from $11.7 million in the first quarter of 2008 to $8.6 million for the first quarter of 2009, or 26%, reflecting lower revenues from our primary Resort operations, golf, retail and villas. The Resort segment reported an operating loss of $4.2 million for the first quarter of 2009 compared to an operating loss of $2.3 million for the first quarter of 2008. A reduction in visitor arrivals and occupancy at the Resort, resulting from the national and global economic recession, reduced airline passenger capacity to Hawaii caused by airline closures, and the continuing high cost of energy was primarily responsible for the increased Resort operating loss in the first quarter of 2009.

  Golf, Retail and Villas

        Revenues from golf operations decrease by approximately 28% in the first quarter of 2009 compared to the first quarter of 2008 as a result of a 26% decrease in paid rounds of golf and a 6% decrease in average green and cart fees. Resort retail sales for the first quarter of 2009 were approximately 12% lower than the first quarter of 2008, primarily reflecting lower sales at our golf outlets.

        Revenues from the Kapalua Villas were 50% less in the first quarter of 2009 compared to the first quarter of 2008, reflecting a 46% decrease in occupied rooms and a 8% lower average room rate. Rooms available in the first quarter of 2009 were 11% lower in the first quarter of 2009 as units were under renovation in our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2009	2008	change
	(in millions)
Revenues	$2.0	$4.6	$(2.6)
% of consolidated revenues	13%	18%
Operating Profit (Loss)	$(3.2)	$8.1	$(11.3)

        The Community Development segment reported an operating loss of $3.2 million for the first quarter of 2009 compared to an operating profit of $8.1 million for the first quarter of 2008. Revenues from this operating segment were $2.0 million for the first quarter of 2009 compared to $4.6 million for the first quarter of 2008. Lower results in the first quarter of 2009 reflect the absence of real estate sales, resulting from the economic recession, tight credit markets, reduced demand for real estate, and declining consumer confidence, and losses from our investment in Bay Holdings.

        Operating profit (loss) includes our equity in the income (losses) of Bay Holdings, which was $(1.1) million in the first quarter of 2009 compared to $9.4 million in the first quarter of 2008. Revenues and profit from sale of the whole and fractional residential condominiums are being recognized on the percentage-of-completion method. The percentage of completion of the six residential buildings in this project ranged from 96% to 100% as of the end of March 2009 and the closings of the sold units are expected to begin in May 2009. In connection with profit recognition under the percentage-of-completion method, we began to recognize a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions to Bay Holdings and other deferred costs related to the joint venture (see Note 10 to condensed consolidated financial statements).

  Real Estate Sales

        In the first quarter of 2008, we sold approximately 52 acres of Upcountry Maui land that were considered non-core to our operations and recognized revenues of approximately $2.6 million and pre-tax profit of approximately $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At March 31, 2009, our total debt, including capital leases, was $90.0 million, compared to $137.0 million at December 31, 2008. The decrease in outstanding debt in the first three months of 2009 was due to proceeds from the sale of the PGC in March 2009 being applied to partially repay our revolving line of credit with Wells Fargo and certain other lenders (Note 9 to condensed consolidated financial statements). At March 31, 2009, we had $3.1 million in cash and cash equivalents and $14.5 million in unused available lines of credit. In March 2010, $55 million of borrowings under our two available lines of credit is scheduled to mature. The lines of credit have financial covenants requiring a minimum of $10 million in liquidity and a limitation on new indebtedness. Failure to satisfy any of the covenants or to otherwise default under either of the credit agreements could result in the outstanding borrowings becoming immediately due, which could result in a default under the other credit agreement as well as the $40 million senior secured convertible notes. Default under the convertible notes could require us to redeem the notes at 115% of the outstanding amount of principal and accrued interest. We are obligated to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings ("Bay Holdings") at actual construction cost upon completion in 2009, which is estimated to be approximately $35 million. We are currently negotiating the terms of the purchase of the improvements with the members of Bay Holdings, and expect that we will fund most of the purchase at a later date. At March 31, 2009, these matters gave rise to significant uncertainty as to our ability to continue as a going concern.

        In response to these matters, we have undertaken several financial and strategic initiatives to restructure the terms of its credit agreements and generate cash flow from a variety of sources, including the sale of several real estate assets. In March 2009, we sold the Plantation Golf Course (PGC) for $50 million (see Note 9) and $45 million of the sales proceeds were applied to partially repay outstanding borrowings that were partially collateralized by the PGC. We are currently in discussions with both lenders to further restructure its line of credit and revolving loan agreements to extend the maturity dates beyond March 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. In addition, the Company has taken several other actions to reduce cash outflows including reducing its headcount by about 100 personnel in March 2009, as well as other measures to reduce operating expenses. We are also actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt, although the timing and amount of such sales are uncertain. As a result of these actions and together with its initiatives to generate liquidity, we believe (although no assurances can be given) that we will be successful in restructuring our borrowing agreements, continue to be in compliance with the covenants under our borrowing arrangements, and will continue operating as a going concern.

  Amended Construction Loan Agreement Following Lehman Bankruptcy

        In July 2006, Kapalua Bay Holdings, LLC, or Bay Holdings, in which we have a 51% interest, entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. ("Lehman"), for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the loan agreement was approximately 78% of the total. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. In February 2009, Bay Holdings entered into an amended and restated construction loan agreement with Lehman, Swedbank, MH Kapalua Venture, LLC, an affiliate of Marriott, and certain other syndicate lenders, pursuant to which Bay Holdings may borrow an aggregate of approximately $354.5 million, including amounts previously funded under the loan agreement (see Note 10 to condensed consolidated financial statements). We believe that this amount will be sufficient to fund the full development of the Residences at Kapalua Bay project.

  Revolving Line of Credit with American AgCredit, FLCA

        In March 2009, we executed two amendments of our revolving line of credit agreement with American AgCredit, FLCA. The amendments eliminated certain financial covenants as of and for the year ended December 31, 2008; suspended certain financial covenants for 2009; added financial covenants for 2009 for the maintenance of minimum liquidity of $10 million and restrictions on new indebtedness; and increased the interest rate on loan draws by 60 to 110 basis points. The amendments also accelerated the maturity of the loan from June 2011 to March 2010 and currently require the reappraisal of all collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. As of March 31, 2009, this $25 million line of credit was fully drawn.

  Revolving Line of Credit with Wells Fargo and Certain Other Lenders

        Also in March 2009, we executed two amendments of our revolving line of credit agreement with Wells Fargo Bank and certain other lenders, to be in compliance with the financial covenants as of December 31, 2008. The amendments also eliminated all financial covenants except for the maintenance of a minimum liquidity of $10 million and limitations on additional indebtedness; extended the maturity of the facility to March 2010 from November 2009; requires the reappraisal of the properties collateralizing the facility and the reduction of the available credit or addition of collateral to maintain a 50% loan commitment to collateral value; eliminated the restriction on the lenders' recourse to recover against us; and increased the interest rate on loan draws by 275 basis points. In connection with the sale of PGC, we applied $45 million of proceeds against outstanding borrowings under this line of credit, which was partially collateralized by the PGC, and the available credit was reduced from $90 million to $45 million. As of March 31, 2009, we had $30 million outstanding and $14.5 million available under this line.

  Private Placement of Convertible Notes

        On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The convertible notes mature on July 15, 2013, subject to earlier conversion or redemption under certain conditions as specified in the notes. As of March 31, 2009, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.

        As of March 31, 2009, we were in compliance with all of the covenants under our outstanding debt arrangements.

  Operating Cash Flows

        In the first three months of 2009, consolidated net cash used in operating activities was $9.9 million compared to net cash used in operating activities of $15.4 million for the first three months of 2008. By operating segment, these cash flows were approximately as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Agriculture	$(2.2)	$(4.2)
Resort	(4.4)	(3.5)
Community Development	(1.3)	(6.8)
Interest, taxes and other	(2.0)	(0.9)

Total	$(9.9)	$(15.4)

        The reduction in cash used in operating activities in the first three months of 2009 compared to 2008 primarily reflect cost reduction measures that we began implementing in the later part of 2008 and in the first quarter of 2009. The first three months of 2009 and 2008 did not include any sale of any new real estate product and there was no construction of real estate inventories in 2009 or 2008.

  Future Cash Inflows and Outflows

        In order to meet liquidity covenants required by our borrowing agreements, and to supplement negative cash flows from operations, our plans for 2009 include the sales of certain operating and non-operating real estate assets combined with the leaseback of properties as necessary. While there is significant uncertainty, we believe that the cash inflows generated from real estate sales, supplemented with our initiatives to reduce cash outflows from operations, will be sufficient to fund operations for at least the next 12 months.

        In 2009, capital expenditures and expenditures for deferred development cost have been reduced, except for expenditures that are expected to have a commensurate return within a relatively short period or are necessary to maintain our operations and standards of quality at the Kapalua Resort. Capital expenditures planned for 2009 total $4.7 million and include $2.7 million for the replacement of equipment, $1.2 million to remodel certain property and $0.8 million for new equipment and facilities. We will seek project specific financing for some of the capital projects where deemed feasible.

        In connection with the PGC sale and leaseback, we are obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement.

        We are also obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings upon completion in 2009 at actual construction cost, which is estimated to be approximately $35 million. We are negotiating the terms of the purchase of the improvements with the members of Bay Holdings, and expect to fund most of the purchase at a later date.

CONTRACTUAL OBLIGATIONS

        The following summarizes our contractual obligations as of March 31, 2009 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt(1)	$95,000	$55,000	$—	$40,000	$—
Capital lease obligations (including interest)	3,469	1,274	1,444	525	226
Interest on long-term debt(2)(7)	18,138	8,140	6,963	3,035	—
Operating leases(3)	2,189	586	1,168	390	45
Purchase commitments(3)	10,228	2,537	3,919	3,772	—
Other long-term liabilities(4)(5)(6)(7)	7,297	2,306	2,866	1,061	1,064

Total	$136,321	$69,843	$16,360	$48,783	$1,335

(1)
Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our March 31, 2009 balance sheet as long-term debt of $31,922,000 and other current liabilities (derivative liability) of $1,310,000. The purchasers of the notes have the right to require redemption on the third anniversary of purchase, but the notes have a stated five year maturity.

(2)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at March 31, 2009.

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

(5)
We adopted FIN 48 on January 1, 2007, and have not provided a detailed estimate of the timing of payments amounting to $945,000 due to the uncertainty of when the related tax settlements are due (see Note 14 to condensed consolidated financial statements).

(6)
We have an obligation to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction cost, which is currently estimated to be approximately $35 million. Terms of the purchase are currently being negotiated between the members and the obligation is not included in the table above because the timing and amount of the payment is uncertain.

(7)
In connection with the sale of the PGC, we entered into an agreement to leaseback the PGC for two years for an annual net rental payment of $4 million. The agreement also requires us to replace the irrigation system at the PGC, subject to a cap of $5 million, prior to the end of the two year lease term. Because our obligation to replace the irrigation system is considered continuing involvement, the sale and leaseback has been accounted for as a financing transaction, and, accordingly, a portion of each monthly rental payment is charged to interest expense. The portion of the rental payments which will represent a reduction of the noncurrent obligation is included in this line in the table above. The interest component has been included in Interest on Long-Term Debt in the table above. The obligation to replace the irrigation system is not included in the table above because the timing and amount of the payment is uncertain.

FORWARD-LOOKING STATEMENTS AND RISKS

        This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue" or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others.

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

        Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. At March 31, 2009, all of our borrowings carried interest at fixed rates, which includes $55 million of variable rate that is converted to fixed rate debt by interest rate swap agreements. In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swaps is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 2.9%, before applicable interest rate spreads. The estimated fair value of these derivative instruments was a liability of approximately $930,000 as of March 31, 2009.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.    Risk Factors

        Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 5.    Other Information

        On May 4, 2009, the Company and Warren H. Haruki, Executive Chairman, entered into a Stock Option Notice and Agreement for the grant of 25,000 options to purchase our common stock at $5.20 per share, which was the closing price of MLP common stock as reported on the New York Stock Exchange (NYSE), on March 9, 2009, the date the grant was approved by our Board of Directors. On May 4, 2009, the Company and Warren H. Haruki also entered into a Restricted Share Agreement for 20,000 shares of restricted stock that will vest quarterly over a five year period. The foregoing summary of the Stock Option Notice and Agreement and the Restricted Share Agreement is not complete and is qualified in its entirety by reference to the agreements filed herewith as Exhibits 10.1 and 10.2, respectively.

        On May 4, 2009, the Company and John P. Durkin, Chief Financial Officer, entered into a Stock Option Notice and Agreement for the grant of 20,000 options to purchase MLP common stock at $7.78 per share, which was the closing price of our common stock as reported on the NYSE on April 15, 2009, the date that Mr. Durkin's employment with us commenced. On May 4, 2009, the Company and John P. Durkin also entered into a Restricted Share Agreement for 15,000 shares of restricted stock that will vest ratably over a 5-year period based on performance criteria to be set by the Company's Compensation Committee of the Board of Directors. The foregoing summary of the Stock Option Notice and Agreement and the Restricted Share Agreement is not complete and is qualified in its entirety by reference to the agreements filed herewith as Exhibits 10.3 and 10.4, respectively.

Item 6.    Exhibits

(10)		Material Contracts
	10.1	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.
	10.2	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.
	10.3	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.
	10.4	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.
(31)		Rule 13a—14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
May 5, 2009 Date	/s/ JOHN P. DURKIN John P. Durkin Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.(1)
10.2	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.(1)
10.3	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.(1)
10.4	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)
Filed herewith.

(2)
Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.