Form 10-Q
period 2009-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2009-08-04
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2009
Common Stock, no par value	8,148,728 shares

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	6/30/09	6/30/08
	(in thousands except share amounts)
Operating Revenues
Product revenues	$7,570	$10,268
Service revenues	5,704	7,293

Total Operating Revenues	13,274	17,561

Operating Costs and Expenses
Cost of product revenues	5,939	7,410
Cost of service revenues	9,192	9,988
Shipping and marketing	1,796	3,071
General and administrative	7,860	8,182
Impairment charges (Note 7)	16,156	—

Total Operating Costs and Expenses	40,943	28,651

Operating Loss	(27,669)	(11,090)
Equity in income (losses) of affiliates (Note 11)	(23,263)	12,024
Interest expense	(3,067)	(550)
Interest income	195	47

Income (Loss) Before Income Taxes	(53,804)	431
Income Tax Expense	415	159

Net Income (Loss)	$(54,219)	$272

Income (Loss) Per Common Share
Basic	$(6.75)	$0.03
Diluted	$(6.75)	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	6/30/09	6/30/08
	(in thousands except share amounts)
Operating Revenues
Product revenues	$15,818	$25,540
Service revenues	13,053	17,390

Total Operating Revenues	28,871	42,930

Operating Costs and Expenses
Cost of product revenues	11,937	17,578
Cost of service revenues	19,130	19,952
Shipping and marketing	4,030	6,877
General and administrative	15,702	18,352
Impairment charges (Note 7)	16,156	—

Total Operating Costs and Expenses	66,955	62,759

Operating Loss	(38,084)	(19,829)
Equity in income (losses) of affiliates (Note 11)	(24,393)	21,399
Interest expense	(4,543)	(1,942)
Interest income	378	202

Loss Before Income Taxes	(66,642)	(170)
Income Tax Expense (Benefit)	800	(28)

Net Loss	$(67,442)	$(142)

Loss Per Common Share
Basic	$(8.40)	$(0.02)
Diluted	$(8.40)	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	6/30/09	12/31/08
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,497	$13,668
Accounts and notes receivable	3,566	5,509
Refundable income taxes	4,662	4,662
Inventories	10,823	9,737
Real estate held for sale (Note 7)	15,840	18,963
Other current assets	1,032	600

Total current assets	37,420	53,139

Property	202,878	212,242
Accumulated depreciation	(94,513)	(96,002)

Property—net	108,365	116,240

Investments in affiliates	17,118	41,683
Other assets (Note 7)	19,647	37,138

Total	$182,550	$248,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Current portion of long-term debt and capital lease obligations	$59,838	$46,050
Trade accounts payable	8,048	8,183
Other current liabilities	12,233	13,351

Total current liabilities	80,119	67,584

Non-Current Liabilities
Long-term debt and capital lease obligations	34,676	90,941
Accrued retirement benefits	41,894	43,798
PGC deferred credit (Note 10)	47,382	—
Other non-current liabilities	13,359	14,189

Total non-current liabilities	137,311	148,928

Commitments and Contingencies (Note 18)
Stockholders' Equity (Deficiency)
Common stock, no par value—23,000,000 shares authorized, 8,047,228 and 8,021,248 issued and outstanding	35,124	34,791
Additional paid-in capital	8,904	8,363
Retained earnings (Accumulated deficit)	(60,884)	6,558
Accumulated other comprehensive loss	(18,024)	(18,024)

Stockholders' Equity (Deficiency)	(34,880)	31,688

Total	$182,550	$248,200

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(UNAUDITED)

For the Six Months Ended June 30, 2009 and 2008

(in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
			Additional Paid in Capital
	Shares	Amount				Total
Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688
Stock compensation expense			969			969
Vested restricted stock issued	37	428	(428)			—
Shares cancelled to pay tax liability	(11)	(95)				(95)
Net loss				(67,442)		(67,442)

Balance, June 30, 2009	8,047	$35,124	$8,904	$(60,884)	$(18,024)	$(34,880)

Balance, January 1, 2008	7,959	$34,168	$6,769	$90,576	$(1,246)	$130,267
Cumulative impact of adoption of EITF No. 06-8, net of tax				(4,622)		(4,622)
Stock option exercises	1	13				13
Stock compensation expense			1,242			1,242
Vested restricted stock issued	4	141	(141)			—
Shares cancelled to pay tax liability	(4)	(104)				(104)
Net loss				(142)		(142)

Balance, June 30, 2008	7,960	$34,218	$7,870	$85,812	$(1,246)	$126,654

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	6/30/09	6/30/08
	(in thousands)
Net Cash Used in Operating Activities	$(15,138)	$(25,678)

Investing Activities
Purchases of property	(547)	(9,707)
Contributions to affiliates	—	(7,756)
Proceeds from disposal of property	195	3,870
Other	1,575	(2,962)

Net Cash Provided by (Used in) Investing Activities	1,223	(16,555)

Financing Activities
Payments of long-term debt and capital lease obligations	(51,237)	(10,935)
Proceeds from long-term debt	6,600	54,100
Net proceeds from PGC (Note 10)	48,520	—
Reduction of PGC deferred credit	(952)	—
Debt issuance cost and other	(1,187)	—
Stock compensation exercises	—	14

Net Cash Provided by Financing Activities	1,744	43,179

Net Increase (Decrease) in Cash and Cash Equivalents	(12,171)	946
Cash and Cash Equivalents at Beginning of Period	13,668	1,991

Cash and Cash Equivalents at End of Period	$1,497	$2,937

        Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $5,032,000 and $1,769,000 was paid during the six months ended June 30, 2009 and 2008, respectively. Income taxes of $291,000 and $2,410,000 were refunded during the six months ended June 30, 2009 and 2008, respectively.

        Supplemental Non-Cash Investing and Financing Activities—

  •
  Property acquired under capital leases was $697,000 and $593,000 during the six months ended June 30, 2009 and 2008, respectively.

  •
  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $1,124,000 and $3,135,000 at June 30, 2009 and 2008, respectively.

  •
  Net cash sales proceeds of $2.5 million were deposited directly with a qualified exchange intermediary for reinvestment on a tax-deferred basis during the six months ended June 30, 2008.

  •
  In 2008, short-term notes receivable of $1.3 million were obtained in the sale of non-core land parcels and other property.

  See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended June 30, 2009 and 2008. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008. Subsequent events were evaluated through August 3, 2009, the date these condensed consolidated financial statements were issued.

  LIQUIDITY

          For the six months ended June 30, 2009, the Company incurred a net loss of $67.4 million and had negative cash flows from operations of $15.1 million. At June 30, 2009, the Company had amounts outstanding under borrowing agreements of approximately $102 million; and approximately $10.7 million available under existing lines of credit and $1.5 million in cash and cash equivalents. As a result of the continued poor operating results in 2009, the Company also had negative working capital of $42.7 million and a deficiency in stockholders' equity (total liabilities exceeded total assets) of $34.9 million. The Company's near term cash outlook is highly dependent on the conclusion of real estate sales and various other transactions, the timing of which are uncertain. In March 2010, $58.8 million of borrowings under the Company's two lines of credit are scheduled to mature. The lines of credit have financial covenants requiring, among other things, a minimum of $10 million in liquidity and a limitation on new indebtedness. As of June 30, 2009, the Company's liquidity as defined under the credit agreements was $12.2 million. Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. A default under the senior secured convertible notes could require the Company to redeem the notes at 115% of the outstanding amount of principal and accrued interest. The Company's ability to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to sell those real estate assets, it would likely be out of compliance with the financial covenants as of December 31, 2009. If the Company is unable to meet its financial covenants or to extend the maturity date of its lines of credit resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is obligated to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings ("Bay Holdings") at actual construction costs of approximately $35 million. The Company is currently negotiating the terms of the purchase of the improvements with the members of Bay Holdings to fund a portion of the purchase price in 2009, with the remaining purchase price to be paid at a later date. These circumstances raise substantial doubt about the Company's ability to continue as a going concern and there can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

          In response to these circumstances, the Company is undertaking several financial and strategic initiatives to amend the terms of its credit agreements, reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. The Company has renegotiated agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees); and is currently in the process of negotiating additional deferrals of 2009 payments into 2010 and later. The Company is in discussions with both lenders to further amend its line of credit and revolving loan agreements to extend the maturity dates beyond March 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. In addition, the Company has taken several other actions to reduce cash outflows including reducing its total number of employees by approximately 159 in the first half of 2009, as well as other measures to reduce operating expenses. The Company is actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.

          There can be no assurance that the Company will be able to sell real estate assets at acceptable prices, or at all, or that it will be able to restructure its borrowing arrangements sufficient to maintain compliance with financial covenants or to continue as a going concern. The Company's ability to continue as a going concern requires a combination of asset sales, credit agreement amendments and operational efficiencies, all of which must be executed in a difficult market environment. Failure to sell real estate assets or to amend the Company's credit agreements would have a material adverse impact on its financial condition and results of operations and could result in the Company's inability to continue as a going concern.

2.
The Company's reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.
Net income (loss) was equal to comprehensive income (loss) for the interim periods ended June 30, 2009 and 2008.

4.
The effective tax rate for 2009 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and additions to the tax valuation allowance. The effective tax rate for 2008 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.
Accounts and notes receivable are reflected net of allowance for doubtful accounts of $503,000 and $658,000 at June 30, 2009 and December 31, 2008, respectively.

6.
Inventories as of June 30, 2009 and December 31, 2008 were as follows:

	6/30/09	12/31/08
	(in thousands)
Pineapple products—finished goods	$1,561	$807
Real estate	4,141	3,254
Merchandise, materials and supplies	5,121	5,676

Total Inventories	$10,823	$9,737

          Effective January 1, 2008, the Company changed its method of accounting for pineapple juice inventory from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method,

  which is the method used for fresh pineapple fruit inventory. The Company did not apply the accounting change to its previous inventories of processed solid-pack pineapple products, as the Company ceased all processing and canning of solid-pack pineapple products in 2007 and had no inventory of these products as of January 1, 2008. The Company expects that a single method of accounting for both fresh fruit and processed juice will improve the clarity of the Company's financial results by more clearly reflecting periodic income. The Company believes the FIFO method is preferable to the LIFO method because it 1) provides better matching of inventory costs to revenues, 2) eliminates the non-cash earnings that have resulted from past LIFO liquidations and from future liquidations that are likely to occur, 3) better reflects the physical flow of inventories, and 4) more closely reflects the current cost of inventories on the Company's consolidated balance sheet. The Company had previously recorded the cumulative effect of the change of its method of accounting for these juice inventories as a credit to retained earnings of $326,000 (net of income taxes of $191,000) as of January 1, 2008. Subsequently in 2008, the Company determined that because the effect of the accounting change would not have been material to its previously issued consolidated financial statements that the adjustment should have been recorded as an adjustment in the statement of operations in 2008. Accordingly, the amounts previously reported for the six months ended June 30, 2008 for cost of product revenues, total operating costs and expenses, operating loss, loss before income taxes, income tax benefit, net loss, and basic and diluted loss per share have been corrected from $18,095,000, $63,276,000, $(20,346,000), $(687,000), $(219,000), $(468,000), and $(.06) for basic and diluted per share amounts that were previously reported, to $17,578,000, $62,759,000, $(19,829,000), $(170,000), $(28,000), $(142,000), and $(.02) for basic and diluted per share amounts.

7.
Impairment Charges

          In the second quarter of 2009, the Company recorded a charge of $1.9 million representing the adjustment of its real estate held for sale to its estimated fair value less cost to sell. The impairment relates to the Company's Kahului property on which improvements for the fresh fruit processing plant were constructed. Also in the second quarter of 2009, the Company wrote off $14.2 million of deferred development costs. Due to changing market conditions, several project development plans have been written off because the projects, as currently designed, are no longer feasible. In addition, projects that are no longer compatible with the Company's future real estate development expectations have been abandoned and all related predevelopment costs have been written off.

8.
Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	8,034,162	7,957,850	8,027,346	7,960,435
Diluted	8,034,162	8,013,194	8,027,346	7,960,435

          For the three months ended June 30, 2009, and the six months ended June 30, 2009 and 2008, potentially dilutive common shares of 1,338,980, 1,333,639, and 67,954, respectively, from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt are not included in the number of diluted common shares because to do so would have an antidilutive effect on the loss per share amounts (i.e., decrease loss per common share).

9.
Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). FASB Statement No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise's involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB Statement No. 167 is effective for the Company beginning January 1, 2010. The Company is currently reviewing the effect of FASB Statement No. 167 on its consolidated financial statements.

          In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company's consolidated financial statements.

10.
Plantation Golf Course Sale

          On March 27, 2009, the Company sold the land, improvements, structures and fixtures comprising the PGC for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (Ground Lease) to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The Company also entered into an agreement to leaseback the portion of the Plantation Clubhouse comprising the retail shop for a period of five years, which will commence when the Ground Lease expires or is otherwise terminated. The Ground Lease requires the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company's continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC has been accounted for as a financing transaction and, accordingly, the net proceeds received have been recorded as a non-current liability on the consolidated balance sheet and no gain will be recognized until the irrigation system replacement project has been completed. Expected date of completion is August 2010. In consideration for the release of the PGC from the collateral for the Company's $90 million revolving line of credit with Wells Fargo Bank and certain other lenders, upon closing of the sale, $45 million of the net proceeds were used to partially repay borrowings under this line and the credit limit available under this facility was reduced to $45 million.

11.
Investments in Affiliates

  KAPALUA BAY HOLDINGS

          In June 2009, the Company recorded an impairment charge of $21.3 million to reflect what management believes to be an other-than-temporary impairment in the carrying value of its investment in Kapalua Bay Holdings, LLC (Bay Holdings). The reduction in the expected return from the investment is a result of sales concessions provided in the second quarter of 2009, increased actual and expected defaults and the resulting slower than anticipated sell-out of the condominium and fractional ownership units, which increases the estimated carrying costs. Excluding the impairment charge, the Company's equity in the income (losses) of Bay Holdings was $(3.1) million and $21.4 million for the six months ended June 30, 2009 and 2008, respectively, and $(2.0) million and $12.0 million for the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the six residential buildings comprised of 146 units in the project were complete, and 15 of the whole ownership condominium units closed escrow. The Beach Club facility and the spa opened in early July and the sundry store is expected to open in September 2009.

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

          Through June 30, 2009, the Company has made cash contributions to Bay Holdings of $53.2 million and an uncollateralized loan of $3.6 million which accrues interest at 16%.

          As of January 1, 2008, Bay Holdings adopted Emerging Issues Task Force (EITF) Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. The cumulative effect of adopting EITF No. 06-8 of $12.5 million was recorded as a reduction to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment of $4,622,000 (net of income tax effect) to its opening retained earnings for 2008.

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

          Summarized operating information for Bay Holdings is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$(7,269)	$66,348	$(12,688)	$124,442
Expenses	(3,030)	46,726	(6,915)	89,170

Net Income (Loss)	$(4,239)	$19,622	$(5,773)	$35,272

  RITZ-CARLTON, KAPALUA HOTEL JV

          In March 2007, the Company sold the land underlying the Ritz-Carlton, Kapalua hotel to W2005 Kapalua/Gengate Hotel Holdings, L.L.C., (Hotel JV) that owned the hotel and was the lessee under the long-term ground lease with the Company. Approximately 49 acres, with a nominal cost basis, were sold for $25 million in cash at closing and for a 21.4% interest in the Hotel JV. At June 30, 2009, the Company's percentage interest in the Hotel JV was 15.9% reflecting dilution as a result of cash calls in which the Company chose not to participate.

          The Company's carrying value of its interest in the Hotel JV is $0 and, accordingly, the Company is not recording its share of the equity in losses in the Hotel JV because the Company is neither guaranteeing the obligations of the Hotel JV nor is it committed or expected to fund future obligations or losses of the Hotel JV.

          The Hotel JV has a loan agreement with Lehman totaling approximately $260.2 million that is collateralized by a first priority interest in the equity of the Hotel JV. The loan was principally for the purpose of acquiring the land from the Company, repaying existing debt, and completing a room conversion project and comprehensive refurbishment of the hotel. The Company is not liable for the repayment of the loan, but is liable for any loss suffered by the lenders as a result of the Company's fraudulent acts, misrepresentation or certain other triggering events, up to 10.71% of the then outstanding loan balances. The Company has recognized a liability of $93,000, representing the estimated fair value of its obligations under these provisions. In April 2009, the Hotel JV was notified that the loan was in default because monthly payments had not been made. The Hotel JV is working on options to restructure the loan with Lehman.

12.
Debt

          In conjunction with the sale of the PGC (see Note 10), the Company amended its line of credit agreement with Wells Fargo. The agreement was amended to eliminate all financial covenants except for a minimum liquidity requirement and limitations on new indebtedness, to extend the maturity date to March 2010 (previously November 2009), require the reappraisal of the properties collateralizing the facility and reduce the available credit or addition of collateral to maintain a 50% loan commitment to collateral value, eliminate the restriction on the lenders' recourse to recover against the Company, and increase interest rates on loan draws by 275 basis points. The Company also amended its revolving loan agreement with American AgCredit in March 2009 to suspend financial covenants through 2009, add financial covenants for a minimum liquidity requirement and limitations on additional indebtedness, require the reappraisal of all collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment, and increase the interest rate on loan draws by 60 to 110 basis points. In return for the suspension of the covenants, the maturity date of the revolving loan was accelerated to March 2010 from June 2011. At June 30, 2009, the Company's liquidity (as defined in both credit agreements) was $12.2 million, which exceeded the minimum liquidity requirement of $10 million. The Company is also limited to additional indebtedness of $750,000. During 2009, the Company incurred additional indebtedness of $697,000 in capital lease obligations. The Company incurred issuance costs of approximately $602,000 that were deferred and will be amortized over the remaining term of the debt. The Company considered whether such modifications should be accounted for as a troubled debt restructuring or extinguishment of debt as defined in EITF Issue No. 02-4, Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15, or EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and concluded that the modifications did not meet the criteria to be accounted for as a troubled debt restructuring or an extinguishment of debt. However, as the modifications resulted in a reduction in the borrowing capacity under the available lines of credit, approximately $106,000 of previously deferred issuance costs was expensed during the three- months ended March 31, 2009 in accordance with EITF Issue No. 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

          The Company is currently in discussions with both lenders to further amend its line of credit and revolving loan agreements to extend the maturity dates beyond March 2010, and to increase the amounts available under the line of credit agreement based, in part, on a reappraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement.

13.
Stock-Based Compensation

          The total compensation expense recognized for stock-based compensation was $969,000 and $1,242,000 for the six months ended June 30, 2009 and 2008, respectively, and $755,000 and $604,000 for the three months ended June 30, 2009 and 2008, respectively. The total tax benefit related thereto was $349,000 and $447,000 for the six months ended June 30, 2009 and 2008, respectively, and $272,000 and $217,000 for the three months ended June 30, 2009 and 2008, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.6% and 5.4%, as of June 30, 2009 and 2008, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

          A summary of stock option award activity as of and for the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2008	901,833	$29.20
Granted	45,000	$6.35	$3.11
Exercised	—	$—
Forfeited or Expired	(443,033)	$31.70	$13.68

Outstanding at June 30, 2009	503,800	$24.96	$9.75	5.0	$63

Exercisable at June 30, 2009	293,300	$28.23	$10.68	2.8	$—

Expected to Vest at June 30, 2009(2)	169,137	$20.40	$8.45	8.1	$50

  (1)
  For in-the-money options

  (2)
  Options expected to vest reflect estimated forfeitures

          Additional stock option information for the six months ended June 30, 2009 and 2008 is as follows:

	2009	2008
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$3.11	n/a
Intrinsic Value of Options Exercised $(000)	—	$4
Cash Received From Option Exercises $(000)	—	$14
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	$1,081	$1,149

          For the six months ended June 30, 2009, the fair value of the Company's stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

2009
Expected Life of Options in Years	6.5
Expected Volatility	46.1%
Risk-free interest rate	2.4%
Expected dividend yield	—

          As of June 30, 2009, there was $1,326,000 of total unrecognized compensation for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 2.0 years.

  Restricted Stock

          In the six months ended June 30, 2009, 32,250 shares of restricted stock that vest as service requirements are met were granted to certain directors; and 15,000 shares of restricted stock that will vest as performance measures are met were granted to certain members of management. In the first six months of 2009, 7,000 shares of restricted stock vested as directors' service requirements were met; and 19,785 shares (net of shares withheld for payment of income taxes) of previously granted restricted stock vested in connection with the termination of the Company's former President and Chief Executive Officer in May 2009. The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2009 and 2008 was $6.51 and $24.42 per share, respectively.

          A summary of the activity for restricted stock awards as of and for the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2008	121,295	$26.70
Granted	47,250	$6.51
Vested	(26,785)	$12.30
Forfeited or Cancelled	(40,260)	$33.57

Nonvested balance at June 30, 2009	101,500	$18.62

14.
Components of Net Periodic Benefit Cost

          The net periodic benefit costs for pension and other post-retirement benefits for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Pension Benefits
Service cost	$378	$475	$756	$950
Interest cost	905	856	1,811	1,712
Expected return on plan assets	(622)	(944)	(1,245)	(1,888)
Amortization of prior service cost	11	13	22	26
Amortization of transition liability	4	5	8	10
Recognized actuarial loss	484	56	968	112

Net expense	$1,160	$461	$2,320	$922

Other Benefits
Service cost	$54	$79	$109	$158
Interest cost	200	212	399	424
Amortization of prior service cost	—	—	—	—
Recognized actuarial (gain)	(120)	(96)	(241)	(192)

Net expense	$134	$195	$267	$390

          In 2009, minimum required contributions to the Company's defined benefit pension plans are expected to be $2.1 million. The Company may defer contributions to its pension plans and to the extent that payments are deferred, the Company would be required to pay interest on all deferred amounts. To date in 2009, the Company has made all required minimum contributions to its defined benefit pension plans, which totaled $1.1 million. On August 3, 2009, the Company's Board of Directors approved a plan amendment to freeze future benefit accruals under the non-bargaining defined benefit pension plan effective December 31, 2009. The Company expects to contribute $835,000 to its other post-retirement benefit plans in 2009.

15.
Fair Value Measurements

          In its ongoing business operations, the Company's primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. The Company also utilizes interest rate swaps or other derivatives to reduce risks associated with changes in interest rates. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Changes in the fair value are recognized in interest expense.

          The Company adopted FASB Statement No. 157, Fair Value Measurements, on January 1, 2008 for its financial assets and liabilities and on January 1, 2009 for its nonfinancial assets and liabilities, and there was no material impact to the consolidated financial statements. FASB Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. FASB Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

          In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements is to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed-rate interest of approximately 2.9%, before applicable interest rate spreads. The transactions were not designated as hedges, and, accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense.

          Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Derivative Liabilities as of
Derivatives Not Designated as Hedging Instruments Under FASB Statement No. 133:	Balance Sheet Location	6/30/09	12/31/08
		(in thousands)
Interest rate swap agreements	Other current liabilities	$673	$1,160
Derivative liability related to convertible debt	Other current liabilities	1,265	2,689

  (1)
  Fair value measurements derived using significant other inputs (Level 2).

		Amount of gain or (loss) recognized on derivative
		three months ended		six months ended
	Location of gain or (loss) recognized in statement of operations
Derivatives not designated as hedging instruments under FASB Statement 133:		6/30/09	6/30/08	6/30/09	6/30/08
		(in thousands)		(in thousands)
Interest rate swap agreements	interest expense	$258	$860	$487	$339
Derivative liability related to convertible debt	interest expense	46	—	1,424	—

          Except as indicated below, the carrying amount of the Company's financial instruments approximates fair value.

  Long-Term Debt:

          For disclosure purposes, the Company's long-term debt is classified within Level 2 as defined by FASB Statement No. 157, as the valuation inputs are based on quoted prices and market observable data of similar instruments. The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at June 30, 2009 and December 31, 2008 was $91,503,000 and $133,959,000, respectively, and the fair value was $88,509,000 and $126,708,000, respectively.

          Information regarding assets and liabilities measured at fair value on a nonrecurring basis is as follows (in thousands):

		Fair Value Measurements Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Real estate held for sale	$15,200			$15,200	$(1,870)
Investments in affiliates	17,118			17,118	(21,300)

					$(23,170)

          Long-lived assets currently held for sale, with a carrying amount of $17.1 million was written down to its estimated fair value less costs to sell of $15.2 million, resulting in a loss of $1.9 million which was recorded as impairment losses for the second quarter of 2009 (see Note 7). The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well other market information.

          The Company's investment in Bay Holdings, with a carrying amount of $38.4 million, was written down to its fair value of $17.1 million, resulting in an other-than-temporary loss of $21.3 million which was recorded in the second quarter of 2009 (see Note 11). The fair value was estimated using present value techniques used to discount future cash flows expected to be realized by the Company from future cash distributions of the affiliate.

16.
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

          At June 30, 2009, the Company had a liability of $945,000 for unrecognized tax benefits and interest thereon of $1.3 million. At June 30, 2009, $13.3 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

17.
Operating Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Operating Revenues
Agriculture	$4,525	$5,274	$9,414	$13,735
Resort	6,713	8,197	15,333	19,888
Community Development	1,810	3,699	3,787	8,297
Other	226	391	337	1,010

Total Operating Revenues	$13,274	$17,561	$28,871	$42,930

Operating Profit (Loss)
Agriculture	$(4,998)	$(4,594)	$(8,543)	$(9,724)
Resort	(4,611)	(5,161)	(8,768)	(7,437)
Community Development(1)	(40,990)	10,975	(44,215)	19,056
Other	(333)	(286)	(951)	(325)

Total Operating Profit (Loss)	(50,932)	934	(62,477)	1,570
Interest Expense	(3,067)	(550)	(4,543)	(1,942)
Interest Income	195	47	378	202
Income Tax (Expense) Benefit	(415)	(159)	(800)	28

Net Income (Loss)	$(54,219)	$272	$(67,442)	$(142)

  (1)
  Segment Profit (Loss) for the Community Development segment includes equity in income (losses) from Bay Holdings (see Note 11).

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

          In connection with the PGC sale and leaseback, the Company is obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement (see Note 10).

          Pursuant to previous agreements, the Company was obligated to purchase from Bay Holdings the spa, beach club improvements and the sundry store (collectively, the "Amenities") upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in negotiations with the other members of Bay Holdings to defer the purchase of the Amenities to future years.

          The Company had a contractual obligation to the Ladies Professional Golf Association to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. On June 30, 2009, the Company announced that due to the lack of a title sponsor, it is unable to hold the 2009 event that was scheduled for October, which has resulted in a dispute with the LPGA. As required by the contract, the dispute will be resolved by mediation and if necessary by binding arbitration. The Company is not able to estimate the losses, if any, that might result from the outcome of this dispute; accordingly, no provision for losses relating to this dispute has been recorded in the accompanying condensed consolidated financial statements. However, the Company believes that the ultimate outcome of this dispute will not have a material impact on the Company's consolidated financial statements.

          At June 30, 2009, the Company had commitments under other signed contracts totaling $4.8 million, which primarily relate to real estate development projects, and are payable through 2014.

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

  Resort

        The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Kapalua Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort's two golf courses, the tennis facility, several retail shops, the Kapalua

Villas, a vacation rental program, and provide certain services to the Kapalua Resort. We currently have approximately 201 units in our Kapalua Villas vacation rental program. Our Resort operations also include a Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities.

  Community Development

        The Community Development segment includes our real estate entitlement, development, construction, sales, leasing, and conservation activities. Our projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the Resort, and Kapalua Water Company and Kapalua Waste Treatment Company, our Public Utilities Commission-regulated water and sewage operations that service the Kapalua Resort and adjacent communities.

        The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 11 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. Construction was completed and the sale of 15 units closed escrow in June 2009.

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

        In the latter part of 2008, we concluded that we should delay the start of construction of new development projects because of the global recession, the uncertainty in the national and local economies, the continuing turmoil in the financial and credit markets, and our cash flow constraints. However, we have continued to engage in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Mauka:  The long-planned expansion of the Kapalua Resort, this project is entitled for up to 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 925 acres.

  •
  The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 30,000 square feet of new retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort-related facilities. The first phase of the commercial component opened in October 2006. This property has the necessary land use entitlements to proceed.

  •
  Pulelehua:  This project is designed to be a new traditional community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. This project has received the necessary State Land Use Commission Urban designation, but has not received the appropriate County zoning. We are currently in the process of securing a hearing for the project with the Maui County Council Land Use Committee.

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

Current Developments

        For the six months ended June 30, 2009, we incurred a net loss of $67.4 million and had negative cash flows from operations of $15.1 million. At June 30, 2009, we had amounts outstanding under borrowing agreements of approximately $102 million; and approximately $10.7 million available under existing lines of credit and $1.5 million in cash and cash equivalents. As a result of the continued poor operating results in 2009, we also had negative working capital of $42.7 million and a deficiency in stockholders' equity (total liabilities exceeded total assets) of $34.9 million. In March 2010, $58.8 million of borrowings under our two lines of credit are scheduled to mature. If we are unable to extend the maturity date of our lines of credit or are unable to meet financial covenants resulting in our borrowings becoming immediately due, we may not have sufficient liquidity to repay such outstanding borrowings. These circumstances raised substantial doubt about our ability to continue as a going concern and there can be no assurance that we will be able to successfully achieve our initiatives in order to continue as a going concern. See Note 1 to condensed consolidated financial statements.

        Some of our significant events in the second quarter of 2009 were as follows:

  •
  In April, we hired John P. Durkin to serve as our Chief Financial Officer.

  •
  In May, at our Annual Meeting of Shareholders, Stephen M. Case, David C. Cole, Walter A. Dods Jr. and Fred E. Trotter III, were re-elected as Class I Directors.

  •
  In May, our Board of Directors appointed Warren H. Haruki to serve as Interim Chief Executive Officer in addition to his position as Executive Chairman after Robert I. Webber resigned from his positions as our President and Chief Executive Officer.

  •
  In June, construction of the Residences at Kapalua Bay project was completed and we closed escrow on the sale of 15 units. The beach club and the spa opened in July.

  •
  In June, we announced that we would not be able to host the October 2009 LPGA golf tournament.

  •
  In June, we recorded impairment charges of $37.5 million related to (i) our investment in Bay Holdings (Note 11 to condensed consolidated financial statements) and (ii) development plans and real estate held for sale (Note 7 to condensed consolidated financial statements).

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

        FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), will be effective for us on January 1, 2010. We are currently evaluating whether this pronouncement will require us to consolidate any of our unconsolidated affiliates. There are no other accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

CONSOLIDATED

	Three Months Ended June 30,
	2009	2008	change
	(in millions, except share amounts)
Consolidated Revenues	$13.3	$17.6	$(4.3)
Net Income (Loss)	$(54.2)	$0.3	$(54.5)
Basic Earnings (Loss) Per Common Share	$(6.75)	$0.03	$(6.78)

        We reported a net loss of $54.2 million ($6.75 per share) for the second quarter of 2009 compared to net income of $272,000 ($0.03 per share) for the second quarter of 2008. The net loss for the second quarter of 2009 includes an impairment charge on our investment in Bay Holdings of $21.3 million due to an other-than-temporary decrease in value, coupled with our equity in losses of Bay Holdings of $2.0 million for the second quarter of 2009, compared to income of $12.0 million attributable to this investment for the second quarter of 2008. The net loss for the second quarter of 2009 also includes impairment charges of $14.2 million on deferred development costs that are recorded in the Community Development segment and a write down of $1.9 million on real estate held for sale that is recorded in the Agriculture segment. Consolidated revenues for the second quarter of 2009 were $13.3 million compared to $17.6 million for the second quarter of 2008. All of our business segments produced lower revenues in the second quarter of 2009. The continuing national and worldwide economic uncertainty and high transportation costs resulted in reduced visitor counts to Maui and to the State of Hawaii, which negatively affected our Resort segment, and also resulted in slower sales of, and increased potential default rates, on the residential units at Kapalua Bay, which negatively affected our Community Development segment. In our Agriculture segment we reduced the size of our fresh pineapple operations as we continued to restructure these operations.

  General and Administrative

        Consolidated general and administrative expenses of $7.9 million for the second quarter of 2009 were approximately 4% lower than the second quarter of 2008.

        The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended June 30,
	2009	2008	change
	(in millions)
Salaries and wages	$1.3	$2.2	$(0.9)
Employee incentives and stock compensation	0.3	0.6	(0.3)
Employee severance expense	0.8	0.4	0.4
Pension and other post retirement expense	1.3	0.7	0.6
Professional services	0.5	1.3	(0.8)
Loss on asset disposals	2.2	0.6	1.6
Depreciation expense	1.1	0.5	0.6
Other	0.4	1.9	(1.5)

Total	$7.9	$8.2	$(0.3)

        The decrease in salaries, wages, employee incentives and stock compensation, and the increase in employee severance expense reflect staffing reductions in all operating segments and in corporate services, and a 10% wage rate reduction that was implemented during the first quarter of 2009 that affected nearly all employees.

        Increased pension and other post retirement expense reflects the decrease in value of the assets in our defined benefit pension plans combined with a reduction in the discount rate as of January 1, 2009 compared to January 1, 2008. On August 3, 2009, our Board of Directors approved a plan amendment to freeze future benefit accruals under our non-bargaining defined benefit pension plan effective December 31, 2009.

        Continued restructuring of our Agriculture segment operations was responsible for (1) the increase in depreciation expense in 2009, which reflects a reduction in the estimated useful lives of certain Agriculture segments assets, and (2) fixed asset and inventory write offs in the second quarter of 2009 and 2008. Loss on asset disposals for the second quarter of 2009 also includes a charge of $1.9 million for the settlement payment and forfeiture of a deposit where the Company was obligated to purchase certain real estate at Kapalua Resort.

        The decrease in professional and other services reflects a reduction in use of outside consultants in particular for work performed with regard to testing of internal controls, certain litigation that was settled earlier in 2009, and corporate communications.

        Other includes insurance, other fringe benefits, charitable contributions, etc.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of service provided to the operating segments.

  Interest Expense

        Interest expense was $3.1 million for the second quarter of 2009 compared to $550,000 for the second quarter of 2008. Interest of $58,000 was capitalized to construction projects in the second quarter of 2008; there was no interest capitalized in the second quarter of 2009 as construction projects have been delayed due to the current economic climate and our cash flow constraints. Included in interest expense are credits of $258,000 and $860,000 for the second quarters of 2009 and 2008, respectively, representing the change in fair value of certain interest rate swap agreements. Also included in interest expense for the second quarter of 2009 is a net charge of $736,000 representing accretion on the carrying value of our $40 million convertible notes, less the change in the estimated fair value of the derivative liability that was bifurcated from the notes. In 2009, the increase in interest expense was due to higher average borrowings and higher average interest rates. Our effective interest rate on borrowings was 6.5% in the second quarter of 2009 compared to 5.0% in the second quarter of 2008.

AGRICULTURE

	Three Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$4.5	$5.3	$(0.8)
% of consolidated revenues	34%	30%
Operating Loss	$(5.0)	$(4.6)	$(0.4)

        Revenues for the Agriculture segment decreased by 14%, or $749,000, from $5.3 million for the second quarter of 2008 to $4.5 million for the second quarter of 2009, primarily due to a reduction in pineapple juice sales volume and lower average prices for fresh pineapple. Pineapple juice sales represented approximately 5% of the Agriculture segment revenues in the second quarter of 2009 compared to approximately 13% of Agriculture segment revenues in the second quarter of 2008. The Agriculture segment reported an operating loss of $5.0 million for the second quarter of 2009 compared to an operating loss of $4.6 million for the second quarter of 2008. The operating loss for the second quarter of 2009 includes a charge of $1.9 million representing an adjustment to the fair value less selling costs of our property in Kahului that includes our fresh fruit processing plant. The Kahului property is currently held for sale.

  Fresh and Processed Operations

        The volume of fresh pineapple case sales was higher by 8% for the second quarter of 2009 although revenue per case sold was lower by 10% in 2009 compared to the second quarter of 2008. Increased case sales volume in the second quarter of 2009 was due to weather-related problems in the second quarter of 2008 that resulted in delayed ripening of the fruit. Lower average pricing in 2009 reflects quality issues that resulted in certain shipments of pineapple being sold at lower prices.

        The Agriculture segment cost of sales was lower by approximately 16% in the second quarter of 2009 compared to the second quarter of 2008, largely as a result of the lower sales volume of fresh and processed product, and lower per unit costs as a result of overall cost reduction in the pineapple operations.

        Shipping and marketing cost decreased by 25% in the second quarter of 2009 compared to the second quarter of 2008 because of lower volume of sales and lower average per unit shipping cost. The average shipping cost was lower in 2009 because in 2008, a greater percentage of products to the mainland United States were sent by air freight, which is more costly than ocean freight.

RESORT

	Three Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$6.7	$8.2	$(1.5)
% of consolidated revenues	50%	47%
Operating Loss	$(4.6)	$(5.2)	$0.6

        Resort segment revenues decreased from $8.2 million in the second quarter of 2008 to $6.7 million for the second quarter of 2009, or 18%, reflecting lower revenues from our primary Resort operations, golf, retail and villas. The Resort segment reported an operating loss of $4.6 million for the second quarter of 2009 compared to an operating loss of $5.2 million for the second quarter of 2008. While a reduction in visitor arrivals and occupancy at the Resort, resulting from the national and global economic recession continued to negatively affect our Resort operations, the reduced loss reflects cost reduction measures that we have implemented. It is anticipated that the continuing global economic recession will continue to negatively impact resort occupancy rates and operations.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 16% in the second quarter of 2009 compared to the second quarter of 2008 primarily reflecting a 13% decrease in paid rounds of golf and a 19% decrease in average green and cart fees. Resort retail sales for the second quarter of 2009 were approximately 8% lower than the second quarter of 2008, primarily reflecting lower room occupancies and reduced activity throughout the Resort.

        Revenues from the Kapalua Villas were 39% less in the second quarter of 2009 compared to the second quarter of 2008, reflecting a 23% decrease in occupied rooms and a 17% lower average room rate. Rooms available in the second quarter of 2009 were 2% higher in the second quarter of 2009 partially reflecting the completion of renovation of units in our Kapalua Gold program to upgrade and standardize the units in our rental program.

COMMUNITY DEVELOPMENT

	Three Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$1.8	$3.7	$(1.9)
% of consolidated revenues	14%	21%
Operating Profit (Loss)	$(41.0)	$11.0	$(52.0)

        The Community Development segment reported an operating loss of $41.0 million for the second quarter of 2009 compared to an operating profit of $11.0 million for the second quarter of 2008. The operating loss for the second quarter of 2009 includes a charge of $21.3 million representing impairment of our investment in Bay Holdings and a charge of $14.2 million for the write off of project development plans that due to changing market conditions are no longer feasible as designed. Revenues from this operating segment were $1.8 million for the second quarter of 2009 compared to $3.7 million for the second quarter of 2008. Lower results in the second quarter of 2009 reflect the absence of real estate sales, resulting from the economic recession, tight credit markets, reduced demand for real estate, and declining consumer confidence, and losses from our investment in Bay Holdings. We anticipate continued weakness in real estate sales as these circumstances persist.

        Our equity in the income (losses) of Bay Holdings was $(2.0) million (excluding the effect of the $21.3 million impairment charge mentioned above) in the second quarter of 2009 compared to $12.0 million in the second quarter of 2008. Revenues and profit from sale of the whole and fractional residential condominiums were being recognized on the percentage-of-completion method from March 2007 through June 2009 as construction progressed and the pre-sales of the units took place. The construction of the 146 units in six residential buildings were completed in the second quarter of 2009, and the sale of 15 units closed escrow. The lower results in 2009 reflect sales concessions and increased default reserves recorded in 2009.

  Real Estate Sales

        In the second quarter of 2008, we sold approximately 59 acres of Upcountry Maui land that were considered non-core to our operations and recognized revenues of approximately $1.8 million and pre-tax profit of approximately $1.7 million.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

CONSOLIDATED

	Six Months Ended June 30,
	2009	2008	change
	(in millions, except share amounts)
Consolidated Revenues	$28.9	$42.9	$(14.0)
Net Loss	$(67.4)	$(0.1)	$(67.3)
Basic Loss Per Common Share	$(8.40)	$(0.02)	$(8.38)

        We reported a net loss of $67.4 million ($8.40 per share) for the first six months of 2009 compared to $142,000 ($0.02 per share) for the first six months of 2008. The increased loss reflects charges totaling $24.4 million attributable to our investment in Kapalua Bay Holdings LLC, including an impairment charge of $21.3 million in June 2009 due to an other-than-temporary decrease in value of our investment; a charge of $14.2 million for the write off of development plans that are no longer considered feasible because of changing market conditions; and a $1.9 million impairment charge to real estate held for sale. Consolidated revenues for the first six months of 2009 were $28.9 million compared to $42.9 million for the first six months of 2008. Lower revenues primarily reflect a reduction in real estate sales in 2009, lower hotel and villa occupancies at Kapalua Resort as a result of reduced visitor counts to Maui and a decrease in fresh pineapple sales.

  General and Administrative

        Consolidated general and administrative expenses decreased by 15%, or $2.7 million to $15.7 million for the first six months of 2009 from $18.4 million for the first six months of 2008.

        The major components of the difference in general and administrative expenses were as follows:

	Six Months Ended June 30,
	2009	2008	change
	(in millions)
Salaries and wages	$2.8	$4.6	$(1.8)
Employee incentives and stock compensation	0.5	1.3	(0.8)
Employee severance expense	1.5	0.4	1.1
Pension and other post retirement expense	2.6	1.3	1.3
Professional services	1.5	3.0	(1.5)
Loss on asset disposals	3.0	1.7	1.3
Depreciation expense	2.2	0.5	1.7
Other	1.6	5.6	(4.0)

Total	$15.7	$18.4	$(2.7)

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

        The increase in depreciation expense in 2009 primarily reflects a reduction in the estimated useful lives of certain Agriculture segments assets.

        Loss on asset disposals for the first six months of 2009 includes a charge of $1.9 million for the settlement payment and forfeiture of a deposit where the Company was obligated to purchase certain real estate at Kapalua Resort. It also includes the write off of Agriculture segment assets as a result of the continued restructuring of that operating segment and the write off of excess assets at Kapalua Resort in 2008.

        The decrease in professional and other services reflects a reduction in use of outside consultants in particular for work performed with regard to testing of internal controls, certain litigation that was settled earlier in 2009, and corporate communications.

        Other includes insurance, pensions and other benefits, charitable contributions, etc.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our evaluation of services provided to the operating segments.

  Interest Expense

        Interest expense was $4.5 million for the first six months of 2009 compared to $1.9 million for the first six months of 2008. Interest incurred in the first six months of 2009 was $4.6 million of which $18,000 was capitalized. In the first six months of 2008 interest incurred was $2.2 million of which $258,000 was capitalized to construction projects. Interest expense for the first six months of 2009 and 2008 includes a credit of $487,000 and $339,000 representing the change in the estimated fair value of the swap agreements entered into in January 2008 (see Note 15 to condensed consolidated financial statements). Also included in interest expense for the first six months of 2009 is a charge of $119,000 representing interest accretion on our $40 million convertible notes of $1,543,000, less a credit of $1,424,000 representing the change in the estimated fair value of the derivative liability that was bifurcated from the notes. Our effective interest rate on borrowings was 5.6% for the first six months of 2009 compared to 5.2% for the first six months of 2008. The increase in interest expense was due to higher average borrowings and interest rates in the first six months of 2009.

AGRICULTURE

	Six Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$9.4	$13.7	$(4.3)
% of consolidated revenues	33%	32%
Operating Loss	$(8.5)	$(9.7)	$1.2

        The Agriculture segment recorded an operating loss of $8.5 million for the first six months of 2009 compared to an operating loss of $9.7 million for the first six months of 2008. Included in the operating loss for the first six months of 2009 is a charge of $1.9 million representing an adjustment to the estimated fair value less selling costs of our property in Kahului that includes our fresh fruit processing plant. The Kahului property is currently held for sale. Revenues for the first six months of 2009 were $9.4 million or 31% lower than the first six months of 2008, due primarily to lower sales volume of fresh pineapple. In 2007, we ceased the production of all solid-packed pineapple products. Therefore, in the first six months of 2009 and 2008, processed pineapple sales are comprised solely of juice sales, which represented approximately 3% and 12% of the Agriculture segment revenues in the first six months of 2009 and 2008, respectively.

  Fresh and Processed Operations

        The case volume of fresh pineapple sales decreased by approximately 26% in the first six months of 2009 compared to the first six months of 2008, and average revenue per case was approximately the same for both periods. Lower case sales volume in 2009 reflects a selective sales strategy that was expected to improve net returns.

        The Agriculture segment cost of sales was lower by approximately 31% in the first six months of 2009 compared to the first six months of 2008, largely as a result of the lower sales volume of fresh and processed product. Per unit cost of sales decreased in 2009 compared to 2008 because of a 10% reduction in salaries and wages that was implemented in March of 2009 and also because planting was minimized in 2009 as management continues to evaluate the best course of action for the future of the pineapple operations. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

        Shipping and marketing cost decreased by 19% in the first six months of 2009 compared to the first six months of 2008 primarily because of lower volume of sales and lower average shipping cost. Average shipping cost was lower in 2009 because relatively more shipments to the mainland United States were by ocean transportation in 2009, which is less costly than shipment by air freight.

RESORT

	Six Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$15.3	$19.9	$(4.6)
% of consolidated revenues	53%	46%
Operating Loss	$(8.8)	$(7.4)	$(1.4)

        The Resort segment reported an operating loss of $8.8 million for the first six months of 2009 compared to an operating loss of $7.4 million for the first six months of 2008. Resort segment revenues were $15.3 million or 23% lower for the first six months of 2009 compared to the same period in 2008. Our primary Resort operations, golf, retail and villas reported lower results largely reflecting the reduction in visitor arrivals to Maui as a result of the current economic recession.

  Golf, Retail and Villas

        Revenues from golf operations decreased by approximately 16% in the first six months of 2009 compared to the first six months of 2008 as a result of a decrease in paid rounds of golf coupled with an approximately 6% decrease in average green and cart fees. Revenues from the Kapalua Villas operations were 48% less in the first six months of 2009 compared to the first six months of 2008 reflecting a 36% decrease in occupied rooms and a 13% decrease in average room rates. Resort retail sales for the first six months of 2009 were approximately 10% lower than the same period in 2008.

COMMUNITY DEVELOPMENT

	Six Months Ended June 30,
	2009	2008	change
	(in millions)
Revenues	$3.8	$8.3	$(4.5)
% of consolidated revenues	13%	19%
Operating Profit (Loss)	$(44.2)	$19.1	$(63.3)

        The Community Development segment reported an operating loss of $44.2 for the first six months of 2009 compared to operating profit of $19.1 million for the first six months of 2008. Revenues from this operating segment were $3.8 million for the first six months of 2009 compared to $8.3 million for the same period in 2008. The reduction in revenues primarily reflects the absence of real estate sales in 2009. The operating loss for the first six months of 2009 includes a charge of $21.3 million representing an other-than-temporary impairment in the value of our investment in Bay Holdings (Note 11 to condensed consolidated financial statements) and a charge of $14.2 million for the write off of development plans that are no longer considered feasible because of changing market conditions.

        Our equity in the income (losses) of Kapalua Bay Holdings, LLC was $(3.1) million in the first six months of 2009 (excluding the $21.3 million impairment charge discussed above) compared to $21.4 million in the first six months of 2008. Revenues and profit from sale of the whole and fractional residential condominiums were being recognized on the percentage-of-completion method from March 2007 through June 2009 as construction progressed and the pre-sales of the units took place. The construction of the six residential buildings and the amenities were completed in June 2009, and the sale of 15 units closed escrow. The lower results in 2009 reflect sales discounting and increased default reserves recorded in 2009.

  Real Estate Sales

        In the first six months of 2008, we sold approximately 111 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of $4.4 million and pre-tax profit of approximately $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At June 30, 2009, our total debt, including capital leases, was $94.5 million, compared to $137.0 million at December 31, 2008. The decrease in outstanding debt in the first half of 2009 was due to proceeds from the sale of the PGC in March 2009 being applied to partially repay our revolving line of credit with Wells Fargo and certain other lenders (Note 10 to condensed consolidated financial statements). At June 30, 2009, we had $1.5 million in cash and cash equivalents and $10.7 million available under existing lines of credit. In March 2010, $58.8 million of borrowings under our two available lines of credit is scheduled to mature. The lines of credit have financial covenants requiring, among other things, a minimum of $10 million in liquidity and a limitation on new indebtedness. As of June 30, 2009, our liquidity as defined under the credit agreements was $12.2 million. Our ability to continue meeting its financial covenants under these agreements is dependent on our ability to reduce cash outflows from operations and sell selected real estate assets in a difficult market environment. Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. A default under the senior secured convertible notes could require us to redeem the notes at 115% of the outstanding amount of principal and accrued interest. At June 30, 2009, these circumstances gave rise to substantial doubt as to our ability to continue as a going concern.

        In response to these circumstances, we are undertaking several financial and strategic initiatives to amend the terms of our credit agreements, reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. We have renegotiated agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees); and are currently in the process of negotiating additional 2009 cash deferrals. We are in discussions with both lenders to further amend our line of credit and revolving loan agreements to extend the maturity dates beyond March 2010, and to increase the amounts available under the line of credit agreement based, in part, on a re-appraisal of the properties securing the line of credit and by providing additional properties as collateral under the agreement. In addition, we have taken several other actions to reduce cash outflows including reducing our total number of employees by approximately 159 in the first half of 2009, as well as other measures to reduce operating expenses. We are actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.

        There can be no assurance that we will be able to sell real estate assets at acceptable prices, or at all, or that we will be able to restructure our borrowing arrangements sufficient to maintain compliance with financial covenants or to continue as a going concern. Our ability to continue as a going concern requires a combination of asset sales, credit agreement amendments and operational efficiencies, all of which must be executed in a difficult market environment. Failure to sell real estate assets or to amend our credit agreements would have a material adverse impact on our financial condition and results of operations and could result in our inability to continue as a going concern.

  Amended Construction Loan Agreement Following Lehman Bankruptcy

        In July 2006, Bay Holdings, in which we have a 51% interest, entered into a syndicated construction loan agreement with Lehman, for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the loan agreement was approximately 78% of the total. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. In February 2009, Bay Holdings entered into an amended and restated construction loan agreement with Lehman, Swedbank, MH Kapalua Venture, LLC, an affiliate of Marriott, and certain other syndicate lenders, pursuant to which Bay Holdings may borrow an aggregate of approximately $354.5 million, including amounts previously funded under the original construction loan agreement (see Note 11 to condensed consolidated financial statements).

  Revolving Line of Credit with American AgCredit, FLCA

        In March 2009, we executed two amendments to our revolving line of credit agreement with American AgCredit, FLCA. The amendments eliminated certain financial covenants as of and for the year ended December 31, 2008; suspended certain financial covenants for 2009; added financial covenants for 2009 requiring the maintenance of a minimum liquidity amount of $10 million and restrictions on new indebtedness; and increased the interest rate on loan draws by 60 to 110 basis points. The amendments also accelerated the maturity of the loan from June 2011 to March 2010 and currently require the reappraisal of all collateral and a permanent pay down if the collateral value is less than 50% of the loan commitment. As of June 30, 2009, this $25 million line of credit was fully drawn.

  Revolving Line of Credit with Wells Fargo and Certain Other Lenders

        Also in March 2009, we executed two amendments of our revolving line of credit agreement with Wells Fargo Bank and certain other lenders, to be in compliance with the financial covenants as of December 31, 2008. The amendments also eliminated all financial covenants except for the maintenance of a minimum liquidity amount of $10 million and limitations on additional indebtedness; extended the maturity of the facility to March 2010 from November 2009; requires the reappraisal of the properties collateralizing the facility and the reduction of the available credit or addition of collateral to maintain a 50% loan commitment to collateral value; eliminated the restriction on the lenders' recourse to recover against us; and increased the interest rate on loan draws by 275 basis points. In connection with the sale of PGC, we applied $45 million of proceeds against outstanding borrowings under this line of credit, which was partially collateralized by the PGC, and the available credit was reduced from $90 million to $45 million. As of June 30, 2009, we had $34.3 million outstanding or encumbered to secure letters of credit, and $10.7 million available under this line.

  Private Placement of Convertible Notes

        On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The convertible notes mature on July 15, 2013, subject to earlier conversion or redemption under certain conditions as specified in the notes. As of June 30, 2009, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.

        As of June 30, 2009, we were in compliance with all of the covenants under our outstanding debt arrangements.

  Operating Cash Flows

        In the first six months of 2009, consolidated net cash used in operating activities was $15.1 million compared to net cash used in operating activities of $25.7 million for the first six months of 2008. By operating segment, these cash flows were approximately as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Agriculture	$(3.2)	$(12.5)
Resort	(5.1)	(5.9)
Community Development	(2.1)	(7.9)
Interest, taxes and other	(4.7)	0.6

Total	$(15.1)	$(25.7)

        The reduction in cash used in operating activities in the first six months of 2009 compared to 2008 primarily reflects cost reduction measures that we began implementing in the later part of 2008 and in the first half of 2009. Operating cash flows for the first six months of 2009 and 2008 did not include the sale of new real estate product and there was no construction of real estate inventories in 2009 or 2008.

  Future Cash Inflows and Outflows

        In order to meet liquidity covenants required by our borrowing agreements, and to supplement negative cash flows from operations, our plans for 2009 include the sales of certain operating and non-operating real estate assets combined with the leaseback of properties as necessary. However, there can be no assurance that we will be able to sell real estate assets at acceptable prices, or at all, or to take other necessary steps to maintain compliance with financial covenants or to continue as a going concern. Failure to sell real estate assets or to take these other steps would have a material adverse impact on our financial condition and results of operations and could result in our inability to continue as a going concern.

        In 2009, minimum required contributions to our defined benefit pension plans are expected to be $2.1 million. We may defer contributions to our pension plans and to the extent that payments are deferred, we would be required to pay interest on all deferred amounts. To date in 2009, we have made all required minimum contributions to our defined benefit pension plans in 2009, which total $1.1 million. Our net pension liability and minimum required contribution amounts are calculated based upon an assessment of several variables including employee compensation levels, employee turnover rates, the expected long term rate of return on investments, and other factors that are difficult to ascertain. Any significant changes in any one or more of these variables could materially affect our net pension liability and required minimum contributions. We expect to contribute $835,000 to our other post-retirement benefit plans in 2009.

        In 2009, capital expenditures and expenditures for deferred development cost have been reduced, except for expenditures that are necessary to maintain our operations and standards of quality at the Kapalua Resort. Capital expenditures planned for 2009 total $2.0 million primarily for replacement of equipment.

        In connection with the PGC sale and leaseback, we are obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement. In addition, our annual net rental payment under the lease is $4.0 million.

        We are obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating the terms of the purchase with the members of Bay Holdings, and expect to fund most of the purchase in future years.

CONTRACTUAL OBLIGATIONS

        The following summarizes our contractual obligations as of June 30, 2009 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt(1)	$98,800	$58,800	$—	$40,000	$—
Capital lease obligations (including interest)	3,419	1,231	1,512	510	166
Interest on long-term debt(2)(7)	16,104	7,163	6,460	2,481	—
Operating leases(3)	2,157	563	1,168	389	37
Purchase commitments(3)(6)	9,560	3,364	2,611	1,942	1,643
Other long-term liabilities(4)(5)(7)	6,613	1,982	2,426	1,088	1,117

Total	$136,653	$73,103	$14,177	$46,410	$2,963

(1)
Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our June 30, 2009 balance sheet as long-term debt of $32,703,000 and other current liabilities (derivative liability) of $1,265,000. The purchasers of the notes have the right to require redemption on the third anniversary of purchase, but the notes have a stated five year maturity.

(2)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at June 30, 2009.

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

(5)
We adopted FIN 48 on January 1, 2007, and have not provided a detailed estimate of the timing of payments amounting to $945,000 due to the uncertainty of when the related tax settlements are due (see Note 16 to condensed consolidated financial statements).

(6)
We are obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating the terms of the purchase with the members of Bay Holdings, and the obligation is not included in the table above because the timing and amount of the payment is uncertain.

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

  •
  general economic factors, including the current economic recession, tightening credit markets, declining demand for real estate, declining expenditures within the tourism industry on Maui, and increased fuel and travel costs;

  •
  the satisfaction of certain closing conditions set forth in the amended construction loan agreement and certain related agreements relating to the construction of the Residences at Kapalua Bay project;

  •
  the ability and willingness of our lenders to comply with the terms of their lending agreements with us;

  •
  timing and success of sales at the Residences at Kapalua Bay project;

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

        Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008, and the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We attempt to manage this risk by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates. At June 30, 2009, $3.8 million of our borrowings carried interest rates that was variable with LIBOR rates and the remaining borrowings carried interest at fixed rates, which includes $55 million of variable rate that is converted to fixed rate debt by interest rate swap agreements. In January 2008, we entered into interest rate swap agreements for approximately two years on $55.0 million of variable rate debt. We completed the swap agreements in order to reduce the variability in cash flows attributable to interest rate risk caused by changes in short-term LIBOR rates. The effect of the swaps is to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed rate interest of approximately 2.9%, before applicable interest rate spreads. The estimated fair value of these derivative instruments was a liability of approximately $673,000 as of June 30, 2009.

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the six months ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 4, 2009, we held the 2009 the annual meeting of our shareholders, or the Annual Meeting. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The number of outstanding shares as of March 9, 2009, the record date of the Annual Meeting, was approximately 8,141,988. The results of the voting were as follows:

Proposal 1: Election of Class One Directors for a three-year term:

	Shares Voted For	Shares Withheld
Stephen M. Case	7,036,232	162,807
David C. Cole	7,021,385	177,654
Walter A. Dods, Jr.	7,034,220	164,819
Fred E. Trotter, III	7,038,774	160,265

Proposal 2: Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2009:

Shares voted for:	7,113,702
Shares voted against:	73,680
Shares abstained:	11,657

        There were no broker non-votes on any matter voted upon at the Annual Meeting. Except as set forth above with respect to Proposal 2, there were no abstentions with respect to any matter voted upon at the Annual Meeting.

        The terms of the following members of our Board of Directors continued after the annual meeting: John H. Agee, Miles R. Gilburne, Warren H. Haruki, David A. Heenan, Kent T. Lucien and Duncan MacNaughton.

Item 5.    Other Information

        On August 3, 2009, the Company entered into Restricted Stock Award Grant Notices and Agreements with the following executives for restricted shares that vest quarterly over a five year period: Warren H. Haruki, Executive Chairman and Interim Chief Executive Officer—56,000 shares; John P. Durkin, Chief Financial Officer—48,000 shares; Ryan L. Churchill, Senior Vice President/ Corporate Development—48,000 shares. The foregoing description of the Restricted Stock Award Grant Notices and Agreements are not complete and are qualified in their entirety by reference to the agreements filed herewith as Exhibits 10.1, 10.2 and 10.3.

Item 6.    Exhibits

(10)		Material Contracts
	10.1	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.
	10.2	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.
	10.3	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Ryan L. Churchill.
(31)		Rule 13a-14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.
(32)	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.
August 3, 2009 Date	/s/ JOHN P. DURKIN John P. Durkin Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki.
10.2	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin.
10.3	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Ryan L. Churchill.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)
Filed herewith.

(2)
Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.