Form 10-Q
period 2009-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2009-11-04
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, no par value	8,537,634 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	9/30/09	9/30/08
	(in thousands
	except share amounts)
Operating Revenues
Product revenues	$19,605	$10,802
Service revenues	7,055	8,317
Total Operating Revenues	26,660	19,119

Operating Costs and Expenses
Cost of product revenues	11,602	12,173
Cost of service revenues	9,780	10,419
Shipping and marketing	1,723	3,318
General and administrative	4,612	11,046
Total Operating Costs and Expenses	27,717	36,956

Operating Loss	(1,057)	(17,837)

Equity in income (losses) of affiliates (Note 11)	(22,794)	5,047
Interest expense	(2,749)	(1,381)
Interest income	107	45

Loss Before Income Taxes	(26,493)	(14,126)
Income Tax Benefit	1,007	5,431

Net Loss	$(25,486)	$(8,695)

Loss Per Common Share
Basic	$(3.17)	$(1.09)
Diluted	$(3.17)	$(1.09)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	9/30/09	9/30/08
	(in thousands
	except share amounts)
Operating Revenues
Product revenues	$35,423	$36,342
Service revenues	20,108	25,707
Total Operating Revenues	55,531	62,049

Operating Costs and Expenses
Cost of product revenues	23,539	29,751
Cost of service revenues	28,910	30,371
Shipping and marketing	5,753	10,195
General and administrative	20,314	29,398
Impairment charges (Note 7)	16,156	—
Total Operating Costs and Expenses	94,672	99,715

Operating Loss	(39,141)	(37,666)

Equity in income (losses) of affiliates (Note 11)	(47,187)	26,446
Interest expense	(7,292)	(3,323)
Interest income	485	247

Loss Before Income Taxes	(93,135)	(14,296)
Income Tax Benefit	207	5,459

Net Loss	$(92,928)	$(8,837)

Loss Per Common Share
Basic	$(11.57)	$(1.11)
Diluted	$(11.57)	$(1.11)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	9/30/09	12/31/08
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$855	$13,668
Accounts and notes receivable	4,006	5,509
Refundable income taxes	1,013	4,662
Inventories	9,939	9,737
Real estate held for sale (Note 7)	16,352	18,963
Other current assets	1,147	600
Total current assets	33,312	53,139

Property	193,441	212,242
Accumulated depreciation	(91,319)	(96,002)
Property - net	102,122	116,240

Investments in affiliates	—	41,683
Other assets (Note 7)	14,025	37,138
Total	$149,459	$248,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Current portion of long-term debt and capital lease obligations	$995	$46,050
Trade accounts payable	6,917	8,183
Other current liabilities	12,371	13,351
Total current liabilities	20,283	67,584

Non-Current Liabilities
Long-term debt and capital lease obligations	88,052	90,941
Accrued retirement benefits	41,882	43,798
PGC deferred credit (Note 10)	46,813	—
Other non-current liabilities	12,576	14,189
Total non-current liabilities	189,323	148,928

Commitments and Contingencies (Note 18)

Stockholders’ Equity (Deficiency)
Common stock, no par value— 23,000,000 shares authorized, 8,063,234 and 8,021,248 issued and outstanding	35,276	34,791
Additional paid-in capital	8,971	8,363
Retained earnings (Accumulated deficit)	(86,370)	6,558
Accumulated other comprehensive loss	(18,024)	(18,024)
Stockholders’ Equity (Deficiency)	(60,147)	31,688
Total	$149,459	$248,200

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Nine Months Ended September 30, 2009 and 2008

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total

Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688
Stock compensation expense			1,239			1,239
Vested restricted stock issued	61	631	(631)			—
Shares cancelled to pay tax liability	(19)	(146)				(146)
Net loss				(92,928)		(92,928)
Balance, September 30, 2009	8,063	$35,276	$8,971	$(86,370)	$(18,024)	$(60,147)

Balance, January 1, 2008	7,959	$34,168	$6,769	$90,576	$(1,246)	$130,267
Cumulative impact of adoption of ASC Topic 360-20-40-50 through 55, net of tax				(4,622)		(4,622)
Pension benefit adjustment					(4,668)	(4,668)
Stock option exercises	1	14				14
Stock compensation expense			1,847			1,847
Vested restricted stock issued	4	208	(208)			—
Shares cancelled to pay tax liability	(4)	(104)				(104)
Net loss				(8,837)		(8,837)
Balance, September 30, 2008	7,960	$34,286	$8,408	$77,117	$(5,914)	$113,897

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	9/30/09	9/30/08
	(in thousands)

Net Cash Used in Operating Activities	$(19,626)	$(40,825)

Investing Activities
Purchases of property	(1,063)	(12,389)
Contributions to affiliates	—	(7,855)
Proceeds from disposal of property	11,709	7,932
Other	1,313	(1,326)
Net Cash Provided by (Used in) Investing Activities	11,959	(13,638)

Financing Activities
Payments of long-term debt and capital lease obligations	(64,407)	(54,954)
Proceeds from long-term debt	13,500	113,700
Net proceeds from PGC (Note 10)	48,520	—
Reduction of PGC deferred credit	(1,521)	—
Debt issuance cost and other	(1,238)	(1,497)
Stock compensation exercises	—	14
Net Cash Provided by (Used in) Financing Activities	(5,146)	57,263

Net Increase (Decrease) in Cash and Cash Equivalents	(12,813)	2,800

Cash and Cash Equivalents at Beginning of Period	13,668	1,991

Cash and Cash Equivalents at End of Period	$855	$4,791

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $7,034,000 and $3,582,000 was paid during the nine months ended September 30, 2009 and 2008, respectively. Income tax refunds of 4,143,000 and $4,052,000 were received during the nine months ended September 30, 2009 and 2008, respectively.

Supplemental Non-Cash Investing and Financing Activities—

•                  Property acquired under capital leases was $698,000 and $1,697,000 during the nine months ended September 30, 2009 and 2008, respectively.

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $1,398,000 and $2,039,000 at September 30, 2009 and 2008, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended September 30, 2009 and 2008. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008. Subsequent events were evaluated through November 3, 2009, the date these condensed consolidated financial statements were issued.

LIQUIDITY

For the nine months ended September 30, 2009, the Company incurred a net loss of $92.9 million and had negative cash flows from operations of $19.6 million. At September 30, 2009, the Company had amounts outstanding under borrowing agreements of approximately $92.8 million; and approximately $15.6 million available under existing lines of credit and $855,000 in cash and cash equivalents; and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $60.1 million.

At September 30, 2009, the Company had $52.8 million of borrowings outstanding under agreements that were scheduled to mature in March 2010, with financial covenants requiring among other things, a minimum of $10 million in liquidity and a limitation on new indebtedness.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. A default under the senior secured convertible notes could require the Company to redeem the notes at 115% of the outstanding amount of principal and accrued interest.

The Company’s cash outlook for the next twelve months and ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company has an obligation to purchase the spa, beach club improvements and the sundry store from Kapalua Bay Holdings, LLC (Bay Holdings) at actual construction costs of approximately $35 million.  The Company is negotiating with the other members of Bay Holdings to restructure the purchase and sale of the assets and avoid immediate cash requirements.  The Company does not currently have the cash resources to complete the sale.  The Company is also subject to other commitments and contingencies that could negatively impact its future cash flows as described in Note 18.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern and there can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In response to these circumstances, the Company is undertaking several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. In the third quarter of 2009, the Company concluded the sale of two properties that resulted in total cash proceeds (net of selling costs) of $11.5 million, and in October 2009, the Company entered into revised revolving credit agreements (see Note 12).  The Company’s $45 million line of credit was increased to $50 million, the maturity extended from March 2010 to March 2011, and the minimum liquidity requirement was reduced from $10 million to $8 million.  The maturity and liquidity covenant of the Company’s $25 million line of credit was similarly amended.  In March 2009, the Company sold the Plantation Golf Course (PGC) and repaid $45 million of debt (Note 10).  The Company has renegotiated agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees); and is currently in the process of negotiating additional deferrals of 2009 payments into 2010 and later. In addition, the Company has taken several other actions to reduce cash outflows including reducing its total number of employees by approximately 183, or 23%, in the first nine months of 2009, as well as other measures to reduce operating expenses. The Company is actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.  The Company is also working on engaging third parties to operate certain of its operations in order to reduce overhead and cash requirements and may conclude an equity financing transaction.

There can be no assurance that the Company will be able to sell real estate assets at acceptable prices, or at all, or that it will be able to maintain compliance with financial covenants or to continue as a going concern.  Failure to sell real estate assets or to maintain compliance with financial covenants would have a material adverse impact on its financial condition and results of operations and raises substantial doubt about the Company’s ability to continue as a going concern.

2.                                      The Company’s reports for interim periods utilize numerous estimates of production cost, general and administrative expenses, and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                                      Net loss was equal to comprehensive loss for the interim periods ended September 30, 2009 and 2008.

4.                                      The effective tax rate for 2009 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and additions to the tax valuation allowance. The effective tax rate for 2008 differs from the statutory federal rate primarily because of the state tax provision and state tax credits.

5.                                      Accounts and notes receivable are reflected net of allowance for doubtful accounts of $435,000 and $658,000 at September 30, 2009 and December 31, 2008, respectively.

6.                                      Inventories as of September 30, 2009 and December 31, 2008 were as follows:

	9/30/09	12/31/08
	(in thousands)
Pineapple products—finished goods	$1,221	$807
Real estate	4,141	3,254
Merchandise, materials and supplies	4,577	5,676
Total Inventories	$9,939	$9,737

7.                                      Impairment Charges

In June 2009, the Company recorded a charge of $1.9 million representing the adjustment of its real estate held for sale to its estimated fair value less cost to sell. The impairment relates to the Company’s Kahului property on which improvements for the fresh fruit processing plant were constructed. Also in June 2009, the Company wrote off $14.2 million of deferred development costs. Due to changing market conditions, several project development plans have been written off because the projects, as currently designed, are no longer feasible. In addition, projects that are no longer compatible with the Company’s future real estate development expectations have been abandoned and all related predevelopment costs have been written off.

8.                                      Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic	8,047,228	7,959,850	8,034,045	7,961,516
Diluted	8,047,228	7,959,850	8,034,045	7,961,516
Potentially Dilutive	1,336,052	883,104	1,333,333	324,727

Potentially dilutive shares arising from non-qualified stock options to purchase common stock, non-vested restricted stock, and common stock issuable upon assumed conversion of convertible debt, are not included in the number of diluted common shares because to do so would have an antidilutive effect on the loss per share amounts (i.e., decrease loss per common share).

9.                                      Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Topic 715-20-65-2, effective for fiscal years ending after December 15, 2009, to require an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentrations of risk among its postretirement benefit plan assets.  The Company is currently evaluating the effect that this amendment will have on the consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46R (not yet incorporated into ASC). FASB Statement No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FASB Statement No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB Statement No. 167 is effective beginning January 1, 2010. The Company is currently reviewing the effect of FASB Statement No. 167 will have on its consolidated financial statements.

10.                               Real Estate Sales

In September 2009, the Company sold approximately 128 acres of land including a portion of the Kapalua Mauka planned project and a residential property in Upcountry Maui and recognized revenues of $11.7 million and a pre-tax gain of approximately $6.8 million.

On March 27, 2009, the Company sold the land, improvements, structures and fixtures comprising the PGC for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (Ground Lease) to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The Company also entered into an agreement to leaseback the portion of the Plantation Clubhouse comprising the retail shop for a period of five years, which will commence when the Ground Lease expires or is otherwise terminated. The Ground Lease requires the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company’s continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC has been accounted for as a financing transaction and, accordingly, the net proceeds received have been recorded as a non-current liability on the consolidated balance sheet and no gain will be recognized until the irrigation system replacement project has been completed. Expected date of completion is August 2010. In consideration for the release of the PGC from the collateral for the Company’s $90 million revolving line of credit with Wells Fargo Bank and certain other lenders, upon closing of the sale, $45 million of the net proceeds were used to partially repay borrowings under this line and the credit limit available under this facility was reduced to $45 million.

11.                               Investments in Affiliates

KAPALUA BAY HOLDINGS, LLC

In September 2009, Bay Holdings recorded impairment losses totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale.  The impairment losses reflect higher default rates on actual whole and fractional unit closings than was anticipated once construction was completed in June 2009, and also reflects a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduces expected margins for those remaining units. The Company’s equity in income (losses) of Bay Holdings for the third quarter of 2009 and 2008 was $(22.8) million and $5.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, the Company’s equity in the income (losses) of Bay Holdings was $(47.2) million (including an impairment charge of $21.3 million recorded by the Company in June 2009) and $26.5 million, respectively.  The equity in the losses of Bay Holdings recorded by the Company was limited to the remaining investment carrying value on the Company’s consolidated balance sheet including its unsecured loan to Bay Holdings of $3.6 million and also included the Company’s estimated share of its completion and recourse guarantees which resulted in the Company recording a liability for $2.5 million.  The Company has no funding commitments relating to Bay Holdings beyond this amount.  As a result, the Company’s carrying value of its investment in Bay Holdings and its $3.6 million loan due from Bay Holdings were written down to zero and, accordingly, the Company does not expect to recover any amounts from its investment in Bay Holdings.  As of September 30, 2009, unrecognized losses attributable to Bay Holdings totaled $89.5 million.

In June 2009, the Company recorded an impairment charge of $21.3 million to reflect what management believed to be an impairment in the carrying value of its investment in Bay Holdings. The six residential buildings comprised of 146 units in the project were substantially complete in June 2009, and through September 30, 2009, 19 (84 total) of the whole ownership condominium units and 62 (744 total) fractional units have closed escrow. The beachclub facility and the spa opened in early July 2009.

Upon formation of Bay Holdings in 2004, the Company’s non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment carrying value in Bay Holdings at historical cost, which was nominal, and Bay Holdings recorded the contribution at its fair value of $25 million. In 2007, Bay Holdings began to recognize revenues and profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method. As Bay Holdings recognized revenues, the Company recognized a proportionate amount of the unrealized appreciation of the fair value of the land and other non-monetary contributions and other deferred costs related to the joint venture.  As a result of the reduction of the Company’s investment to zero in September 2009, amounts previously deferred for the value of the land and other non-monetary contributions have also been reduced to zero and the Company does not anticipate that it will be able to recognize the value of these contributions.

Through September 30, 2009, the Company has made cash contributions to Bay Holdings of $53.2 million and an uncollateralized loan of $3.6 million that accrued interest at 16%.  These amounts are not expected to be realized by the Company and have been reduced to zero due to the impairment charges and equity in losses from Bay Holdings recorded through September 2009 as discussed above.

As of January 1, 2008, Bay Holdings adopted FASB ASC Topic 360-20-40-50 through ASC Topic 360-20-40-55, (formerly, Emerging Issues Task Force (EITF) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums). The cumulative effect of adopting the Topic  of $12.5 million was recorded as a reduction to Bay Holdings’ January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment of $4,622,000 (net of income tax effect) to its opening retained earnings for 2008.

In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. (Lehman) for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. The loan is collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts. On September 15, 2008 Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, and on February 11, 2009, Bay Holdings, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement. Pursuant to the amended loan agreement, the aggregate amount that Bay Holdings may borrow, including amounts previously funded under the loan agreement is approximately $354.5 million.

The Company and the other members of the joint venture continue to guarantee to the lenders completion of the project and each member’s pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Amended Loan Agreement. The members’ guarantee to the lender does not include payment in full of the loan. The Company has recognized a liability of $2.5 million as of September 30, 2009, representing the estimated fair value of its obligation under these provisions.

Summarized operating information for Bay Holdings is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Revenues	$(10,969)	$39,758	$(20,076)	$164,200

Expenses	(77)	31,672	(3,411)	120,842

Impairment loss	208,768	—	208,768	—

Net Income (Loss)	$(219,660)	$8,086	$(225,433)	$43,358

12.                               Debt

In October 2009, the Company entered into an amended and restated line of credit agreement with Wells Fargo.  The agreement principally increases the secured revolving line of credit from $45 million to $50 million, extends the maturity date of the credit agreement from March 2010 to March 2011, and re-sets financial covenants.  As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%.  The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million and maximum total liabilities of $240 million.  In connection with the sale of PGC, the Company applied $45 million of proceeds against outstanding borrowings under this line of credit, which was partially collateralized by the PGC, and the available credit was reduced from $90 million to $45 million.

Also in October 2009, the Company entered into an amendment of its $25 million secured revolving credit line with American AgCredit, FLCA.  The amendment principally extends the maturity of the credit agreement from March 2010 to March 2011, increases the interest rate on borrowings by 75 to 200 basis points, subject to a minimum interest rate of 5.5%, and re-sets financial covenants.  The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million, maximum total liabilities of $240 million, and limitations on capital expenditures.

13.                               Stock-Based Compensation

The total compensation expense recognized for stock-based compensation was $1,239,000 and $1,786,000 for the nine months ended September 30, 2009 and 2008, respectively, and $270,000 and $544,000 for the three months ended September 30, 2009 and 2008, respectively. The total tax benefit related thereto was $445,000 and $643,000 for the nine months ended September 30, 2009 and 2008, respectively, and $97,000 and $196,000 for the three months ended September 30, 2009 and 2008, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.0% and 4.1%, as of September 30, 2009 and 2008, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2009 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2008	901,833	$29.20
Granted	45,000	$6.35	$3.11
Exercised	—	$—
Forfeited or Expired	(486,033)	$30.97	$13.33
Outstanding at September 30, 2009	460,800	$25.10	$9.75	4.2	$27
Exercisable at September 30, 2009	296,800	$28.25	$10.70	2.2	$—
Expected to Vest at September 30, 2009 (2)	126,526	$19.38	$8.02	7.8	$21

(1)                                  For in-the-money options

(2)                                  Options expected to vest reflect estimated forfeitures

Additional stock option information for the nine months ended September 30, 2009 and 2008 is as follows:

	2009	2008
Weighted Average Grant-Date Fair Value
For Options Granted During the Period	$3.11	$10.80
Intrinsic Value of Options Exercised $(000)	—	4
Cash Received From Option Exercises $(000)	—	14
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	1,125	1,575

For the nine months ended September 30, 2009 and 2008, the fair value of the Company’s stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2009	2008
Expected Life of Options in Years	6.5	6.5
Expected Volatility	46.1%	33.8%
Risk-free interest rate	2.4%	3.4%
Expected dividend yield	—	—

As of September 30, 2009, there was $888,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

In the nine months ended September 30, 2009, 444,250 shares of restricted stock that vest as service requirements are met were granted to certain directors and management; and 15,000 shares of restricted stock that will vest as performance measures are met were granted to one management employee. In the first nine months of 2009, 23,006 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors’ and management service requirements were met; and 19,785 shares (net of shares withheld for payment of income taxes) of previously granted restricted stock vested in connection with the termination of the Company’s former President and Chief Executive Officer in May 2009. The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2009 and 2008 was $6.31 and $24.42 per share, respectively.

A summary of the activity for restricted stock awards as of and for the nine months ended September 30, 2009 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2008	121,295	$26.70
Granted	459,250	$6.31
Vested	(42,791)	$10.84
Forfeited or Cancelled	(55,260)	$31.57
Nonvested balance at September 30, 2009	482,494	$8.19

14.                               Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other post-retirement benefits for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Pension Benefits
Service cost	$127	$255	$883	$1,205
Interest cost	821	935	2,632	2,647
Expected return on plan assets	(593)	(806)	(1,838)	(2,694)
Amortization of prior service cost	12	11	34	37
Amortization of transition liability	4	4	12	14
Recognized actuarial loss	351	111	1,319	223
Curtailment loss	—	102	—	102
Contractual termination benefits	—	33	—	33

Net expense	$722	$645	$3,042	$1,567

Other Benefits
Service cost	$45	$54	$154	$212
Interest cost	145	181	544	605
Amortization of prior service cost	—	—	—	—
Recognized actuarial gain	(162)	(187)	(403)	(379)
Curtailment gain	—	(421)	—	(421)

Net expense	$28	$(373)	$295	$17

In 2009, minimum required contributions to the Company’s defined benefit pension plans are expected to be $2.1 million. To date in 2009, the Company has made pension plan contributions totaling $1.7 million and has failed to pay a quarterly contribution due in October of $404,000.  The Company will be required to pay interest to the pension plans for contributions that have been deferred.  On August 3, 2009, the Company’s Board of Directors approved a plan amendment to freeze future benefit accruals under the non-bargaining defined benefit pension plan effective December 31, 2009. The Company expects to contribute $835,000 to its other post-retirement benefit plans in 2009.

15.                               Fair Value Measurements

In its ongoing business operations, the Company’s primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. The Company also utilizes interest rate swaps or other derivatives to reduce risks associated with changes in interest rates.

The Company adopted FASB ASC Topic 820-10 (formerly, FASB Statement No. 157, Fair Value Measurements), on January 1, 2008 for its financial assets and liabilities and on January 1, 2009 for its nonfinancial assets and liabilities, and there was no material impact to the consolidated financial statements. FASB ASC Topic 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. FASB ASC Topic 820-10 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In July 2008, the Company issued $40 million in senior secured notes that are convertible into the Company’s common stock. The conversion features related to the notes gave rise to a derivative liability carried at fair value.

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

Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability
		Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	9/30/09	12/31/08
		(in thousands)
Interest rate swap agreements	Other current liabilities	$350	$1,160
Derivative liability related to convertible debt	Other current liabilities	724	2,689

(1)                                  Fair value measurements derived using significant other inputs (Level 2).

	Location of gain or	Amount of gain or (loss) recognized
	(loss) recognized in	Three Months Ended		Nine Months Ended
Derivatives not designated as hedges:	statement of operations	9/30/09	9/30/08	9/30/09	9/30/08
		(in thousands)
Interest rate swap agreements	Interest expense	$322	$(205)	$810	$134
Derivative liability related to convertible debt	Interest expense	540	1,427	1,965	1,427

Except as indicated below, the carrying amount of the Company’s other financial instruments approximates fair value.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at September 30, 2009 and December 31, 2008 was $86,303,000 and $133,959,000, respectively, and the fair value was $84,932,000 and $126,708,000, respectively.

In June 2009, long-lived assets currently classified as held for sale, with a carrying amount of $17.1 million were written down to estimated fair value less costs to sell of $15.2 million (based on Level 3 inputs), resulting in a loss of $1.9 million which was recorded as impairment losses in the second quarter of 2009 (see Note 7). The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well other market information.

16.                               Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s consolidated statement of operations; and such amounts are included in income taxes payable on the Company’s consolidated balance sheet.

At September 30, 2009, the Company had a liability of $945,000 for unrecognized tax benefits and interest thereon of $1.5 million. At September 30, 2009, $13.3 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

17.                               Operating Segment Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Operating Revenues
Agriculture	$4,939	$7,236	$14,353	$20,971
Resort	7,602	9,101	22,935	28,989
Community Development	13,783	2,220	17,570	10,517
Other	336	562	673	1,572
Total Operating Revenues	$26,660	$19,119	$55,531	$62,049

Operating Profit (Loss)
Agriculture	$(4,086)	$(9,533)	$(12,629)	$(19,257)
Resort	(2,664)	(5,652)	(11,432)	(13,089)
Community Development (1)	(16,946)	2,461	(61,161)	21,517
Other	(155)	(66)	(1,106)	(391)
Total Operating Loss	(23,851)	(12,790)	(86,328)	(11,220)
Interest Expense	(2,749)	(1,381)	(7,292)	(3,323)
Interest Income	107	45	485	247
Income Tax Benefit	1,007	5,431	207	5,459

Net Loss	$(25,486)	$(8,695)	$(92,928)	$(8,837)

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

There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s condensed consolidated financial statements.

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

Pursuant to previous agreements, the Company was obligated to purchase from Bay Holdings the spa, beach club improvements and the sundry store upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is in negotiating with the other members of Bay Holdings to restructure the purchase and sale agreements and avoid immediate cash requirements.  The Company does not currently have the cash resources to complete the sale.

The Company had a contractual obligation to the Ladies Professional Golf Association to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. On June 30, 2009, the Company announced that due to the lack of a title sponsor, it is unable to hold the 2009 event that was scheduled for October, which has resulted in a dispute with the LPGA. As required by the contract, the dispute can be resolved by mediation and if necessary by binding arbitration. The Company is not able to estimate the losses, if any, that might result from the outcome of this dispute; accordingly, no provision for losses relating to this dispute has been recorded in the accompanying condensed consolidated financial statements.  Due to the liquidity situation of the Company, a judgment against the Company could have a material negative impact to the Company’s ability to maintain minimum liquidity required in its debt covenants.

On September 1, 2009, M. Yamamura and Sons, Inc. (Yamamura) filed a lawsuit against the Company which alleges that the Company materially breached the Planting Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company, and that the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement.  The Company is not able to estimate the losses, if any, that might result from the outcome of this dispute; accordingly, no provision for losses relating to this dispute has been recorded in the accompanying condensed consolidated financial statements. Due to the liquidity situation of the Company, a judgment against the Company could have a material negative impact to the Company’s ability to maintain minimum liquidity required in its debt covenants.

At September 30, 2009, the Company had commitments under other signed contracts totaling $2.7 million, which primarily relate to real estate development projects, and are payable through 2014.

19.                               Subsequent Event

On November 2, 2009, the Board of Directors of the Company approved the immediate termination of the Company’s pineapple operations.  The Company is currently evaluating the various costs that will be incurred and expects that much of the termination process will be completed before year-end 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

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

Resort

The Kapalua Resort is part of approximately 22,000 contiguous acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, the first phase of commercial space in the central area of the Kapalua Resort, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort’s two golf courses, the tennis facility, several retail shops, the Kapalua Villas, a vacation rental program, and provide certain services to the Kapalua Resort. We currently have approximately 203 units in our Kapalua Villas vacation rental program. Our Resort operations also include a Mountain Outpost, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities.

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

The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (see Note 11 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. Construction was substantially complete in June 2009 and 19 whole ownership and 62 fractional units closed escrow through the end of the third quarter of 2009.

We have approximately 1,800 acres of land in Maui that are at various stages in the land entitlement process. We must obtain appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take several years to complete, if completed at all, and entails a variety of risks.

In the latter part of 2008, we concluded that we should delay the start of construction of new development projects because of the global recession, the uncertainty in the national and local economies, the continuing turmoil in the financial and credit markets, and our cash flow constraints. However, we have continued to engage in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

•                  Kapalua Mauka:  The long-planned expansion of the Kapalua Resort, this project is entitled for up to 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 800 acres.

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

•                  Hali‘imaile Town:  This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in determining the vision for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui as it updates the County General Plan over the next two years.

Current Developments

For the third quarter of 2009, we incurred a net loss of $25.5 million and for the nine months ended September 30, 2009, we had negative cash flows from operations of $19.6 million.  In September 2009, we sold approximately 125 acres that comprised a portion of our Kapalua Mauka project for $10.0 million and in August 2009 we sold a residential property for $1.7 million.  Proceeds from these sales were used to pay down our revolving lines of credit and to support ongoing operating activities.  In September 2009, Bay Holdings recorded a $208.8 million charge representing an impairment of the value of the Kapalua Bay Residence condominium project.  We recorded a loss of $22.8 million from this investment in the third quarter of 2009 and stopped recording our share of Bay Holdings’ losses in September 2009 after our investment balance and other amounts advanced to Bay Holdings were reduced to zero, and the estimated remaining obligations to the joint venture were accrued.

At September 30, 2009, we had amounts outstanding under borrowing agreements of approximately $92.8 million, approximately $15.6 million available under existing lines of credit and $855,000 in cash and cash equivalents. We also had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $60.1 million.

In early October 2009, we entered into amended agreements for our two lines of credit.  Our $45 million revolving line of credit was increased to $50 million, the maturity of this credit was extended from March 2010 to March 2011, and the minimum liquidity requirement was reduced from $10 million to $8 million.  The maturity and liquidity requirement for our $25 million revolving line of credit was similarly amended.  See Note 12 to the condensed consolidated financial statements.

See also Note 1 to the condensed consolidated financial statements for a discussion of our ability to continue as a going concern.

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

Amendments to FASB ASC Topic 715-20-65-2 related to additional pension plan disclosures will be effective for our December 31, 2009 financial statement disclosures.  FASB Statement No. 167 will be effective for us on January 1, 2010. We are currently evaluating whether this pronouncement will require us to consolidate any of our unconsolidated affiliates. There are no other accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

CONSOLIDATED

	Three Months Ended September 30,
	2009	2008	change
	(in millions, except share amounts)

Consolidated Revenues	$26.7	$19.1	$7.6

Net Loss	$(25.5)	$(8.7)	$(16.8)

Basic Loss Per Common Share	$(3.17)	$(1.09)	$(2.08)

We reported a net loss of $25.5 million ($3.17 per share) for the third quarter of 2009 compared to a net loss of $8.7 million ($1.09 per share) for the third quarter of 2008. The net loss for the third quarter of 2009 includes $22.8 million equity in losses from our investment in Bay Holdings, compared to income of $5.1 million attributable to this investment for the third quarter of 2008. Consolidated revenues for the third quarter of 2009 were $26.7 million compared to $19.1 million for the third quarter of 2008. Our Agriculture and Resort segments produced lower revenues in the third quarter of 2009 compared to the third quarter of 2008.  Revenues from our Community Development segment for the third quarter of 2009 include the sale of two properties that resulted in revenues of $11.7 million.

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

General and Administrative

Consolidated general and administrative expenses of $4.6 million for the third quarter of 2009 were approximately 58% lower than the third quarter of 2008.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended
	September 30,
	2009	2008	change
	(in millions)
Salaries and wages	$1.1	$2.1	$(1.0)
Employee incentives and stock compensation	0.3	0.6	(0.3)
Employee severance expense	0.1	2.5	(2.4)
Pension and other post retirement expense	0.8	0.3	0.5
Professional services	0.7	1.4	(0.7)
Loss on asset disposals	0.2	1.0	(0.8)
Other	1.4	3.1	(1.7)

Total	$4.6	$11.0	$(6.4)

The decrease in salaries, wages, employee incentives and stock compensation expense reflect staffing reductions in all operating segments and in corporate services, and a 10% wage rate reduction that was implemented during the first quarter of 2009 that affected nearly all employees.  Lower employee severance expense reflects a reduction in the size of our workforce by approximately 274 employees during the third quarter of 2008.

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

The decrease in professional and other services reflects a reduction in use of outside consultants, in particular for work performed with regard to testing of internal controls, certain litigation that was settled in early 2009, and corporate communications.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $2.7 million for the third quarter of 2009 compared to $1.4 million for the third quarter of 2008. There was no interest capitalized in the third quarter of 2009 because construction projects have been delayed due to the current economic climate and our cash flow constraints; interest of $41,000 was capitalized to construction projects in the third quarter of 2008. Included in interest expense are credits of $322,000 and $205,000 for the third quarters of 2009 and 2008, respectively, representing the change in fair value of certain interest rate swap agreements.  Also included in interest expense for the third quarter of 2009 and 2008 is a net charge (credit) of $260,000 and $(941,000), respectively, representing the change in the estimated fair value of the derivative liability that was bifurcated from the $40 million convertible notes, plus accretion on the carrying value of the notes. In the third quarter of 2009 our average borrowings were approximately $2.7 million lower than the third quarter of 2008. Our effective interest rate on borrowings was 6.4% in the third quarter of 2009 compared to 5.2% in the third quarter of 2008.

AGRICULTURE

	Three Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$4.9	$7.2	$(2.3)
% of consolidated revenues	19%	38%

Operating Loss	$(4.1)	$(9.5)	$5.4

Revenues for the Agriculture segment decreased by 32%, or $2.3 million, from $7.2 million for the third quarter of 2008 to $4.9 million for the third quarter of 2009, primarily due to a reduction in fresh fruit and pineapple juice sales volume and lower average prices for both products. The Agriculture segment reported an operating loss of $4.1 million for the third quarter of 2009 compared to an operating loss of $9.5 million for the third quarter of 2008. The operating loss for the third quarter of 2008 includes employee severance charges of approximately $1.7 million as a result of a reduction in the work force related to the restructuring of these operations.  The reduction in loss in the third quarter of 2009 reflects cost cutting measures that we have continued to implement in the Agriculture operations.

Fresh Operations

The volume of fresh pineapple case sales was lower by 18% for the third quarter of 2009 and revenue per case sold was approximately 16% lower in the third quarter of 2009 compared to the third quarter of 2008.  Lower sales volume in the third quarter of 2009 reflect a shortage of product in September 2009 due to weather related issues; and lower average pricing in 2009 reflects quality issues that resulted in certain shipments of pineapple being sold at lower prices.

The Agriculture segment cost of sales was lower by approximately 47% in the third quarter of 2009 compared to the third quarter of 2008, largely as a result of the lower sales volume, and lower per unit costs as a result of overall cost reduction in the pineapple operations.

Shipping and marketing cost decreased by 53% in the third quarter of 2009 compared to the third quarter of 2008 because of lower volume of sales and lower average per unit shipping cost. The average shipping cost was lower in 2009 because in 2008, a greater percentage of products to the mainland United States were sent by air freight, which is more costly than ocean freight.

On November 2, 2009, our Board of Directors approved the immediate termination of our pineapple operations.  We are currently evaluating the various costs that will be incurred and expect that much of the termination process will be completed before year-end 2009.

RESORT

	Three Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$7.6	$9.1	$(1.5)
% of consolidated revenues	29%	48%

Operating Loss	$(2.7)	$(5.7)	$3.0

Resort segment revenues decreased from $9.1 million in the third quarter of 2008 to $7.6 million for the third quarter of 2009, or 16%, reflecting lower revenues from our primary Resort operations, golf, retail and villas. The Resort segment reported an operating loss of $2.7 million for the third quarter of 2009 compared to an operating loss of $5.7 million for the third quarter of 2008. While a reduction in visitor arrivals and occupancy at the Resort, resulting from the national and global economic recession continued to negatively affect our Resort operations, the reduced loss reflects cost reduction measures that we have implemented. It is anticipated that the continuing global economic recession will continue to negatively impact resort occupancy rates and operations.

Golf, Retail and Villas

Revenues from golf operations decreased by approximately 14% in the third quarter of 2009 compared to the third quarter of 2008 primarily reflecting a 1% increase in paid rounds of golf offset by a 21% decrease in average greens and cart fees. Resort retail sales for the third quarter of 2009 were approximately 12% lower than the third quarter of 2008, primarily reflecting reduced spending by guests.  Overall occupied rooms at the Kapalua Resort for the third quarter of 2009 exceeded the third quarter of 2008 by over 9%.

Revenues from the Kapalua Villas were 32% less in the third quarter of 2009 compared to the third quarter of 2008, reflecting a 15% decrease in occupied rooms and a 27% lower average room rate. Rooms available in the Kapalua Villas in the third quarter of 2009 were 9% lower in the third quarter of 2009 largely reflecting the removal of substandard units from our rental program.

COMMUNITY DEVELOPMENT

	Three Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$13.8	$2.2	$11.6
% of consolidated revenues	52%	12%

Operating Profit (Loss)	$(16.9)	$2.5	$(19.4)

The Community Development segment reported an operating loss of $16.9 million for the third quarter of 2009 compared to an operating profit of $2.5 million for the third quarter of 2008. Revenues from this operating segment were $13.8 million for the third quarter of 2009 compared to $2.2 million for the third quarter of 2008. The operating loss for the third quarter of 2009 reflect the losses from our investment in Bay Holdings; increased revenues reflect the sale of two real estate properties in the third quarter of 2009.  In September 2009, Bay Holdings recorded an impairment in the value of its real estate inventory totaling $208.8 million primarily reflecting a change in forecasted sales revenues on the unsold whole and fractional units, which substantially reduced the value of the units currently held in inventory.

Our equity in the income (losses) of Bay Holdings was $(22.8) million in the third quarter of 2009 compared to $5.1 million in the third quarter of 2008. The construction of the 146 units in six residential buildings was substantially complete in June 2009, and 4 whole ownership units and 62 fractional units closed escrow in the third quarter of 2009.  Revenues and profit from the sale of the units were recognized on the percentage-of-completion method from March 2007 through June 2009 as construction progressed and the pre-sales of units took place. Revenues from subsequent sales will be recognized when the sale is consummated.  The lower results in 2009 also reflect sales concessions and increased default reserves recorded in 2009.

Real Estate Sales

In the third quarter of 2009, we sold approximately 128 acres including a portion of our Kapalua Mauka planned project and a residential property in Upcountry Maui and recognized revenues of $11.7 million and pre-tax profit of approximately $6.8 million.  There were no real estate sales in the third quarter of 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

CONSOLIDATED

	Nine Months Ended September 30,
	2009	2008	change
	(in millions, except share amounts)

Consolidated Revenues	$55.5	$62.0	$(6.5)

Net Loss	$(92.9)	$(8.8)	$(84.1)

Basic Loss Per Common Share	$(11.57)	$(1.11)	$(10.46)

We reported a net loss of $92.9 million ($11.57 per share) for the first nine months of 2009 compared to $8.8 million ($1.11 per share) for the first nine months of 2008. The increased loss reflects charges totaling $47.2 million attributable to our investment in Bay Holdings; a charge of $14.2 million for the write off of development plans that are no longer considered feasible because of changing market conditions; and a $1.9 million impairment charge related to real estate held for sale. Consolidated revenues for the first nine months of 2009 were $55.5 million compared to $62.0 million for the first nine months of 2008. Lower revenues primarily reflect lower hotel and villa occupancies at the Kapalua Resort as a result of reduced visitor counts to Maui and a decrease in fresh pineapple sales.

General and Administrative

Consolidated general and administrative expenses decreased by 31%, or $9.1 million to $20.3 million for the first nine months of 2009 from $29.4 million for the first nine months of 2008.

The major components of the difference in general and administrative expenses were as follows:

	Nine Months Ended
	September 30,
	2009	2008	change
	(in millions)
Salaries and wages	$3.9	$6.8	$(2.9)
Employee incentives and stock compensation	0.7	1.9	(1.2)
Employee severance expense	1.6	2.9	(1.3)
Pension and other post retirement expense	3.3	1.6	1.7
Professional services	2.2	4.4	(2.2)
Loss on asset disposals	3.0	2.7	0.3
Other	5.6	9.1	(3.5)
Total	$20.3	$29.4	$(9.1)

The decrease in salaries, wages, employee incentives and stock compensation reflect staffing reductions in all operating segments and in corporate services, and a 10% wage rate reduction that was implemented during the first quarter of 2009 that affected nearly all employees.  The decrease in employee severance expense reflect a decrease in the size of the work force in July and September 2008, in particular from our Agriculture segment.  In 2009, we continued to reduce the size of our work force across all business segments and corporate services.

Increased pension and other post retirement expense reflects the decrease in value of the assets in our defined benefit pension plans combined with a reduction in the discount rate as of January 1, 2009 compared to January 1, 2008.

Loss on asset disposals for the first nine months of 2009 includes a charge of $1.9 million for the settlement payment and forfeiture of a deposit under which the Company was obligated to purchase certain real estate at Kapalua Resort. It also includes the write off of Agriculture segment assets as a result of the continued restructuring of that operating segment and the write off of excess assets at Kapalua Resort in 2008.

The decrease in professional and other services reflects a reduction in use of outside consultants, in particular for work performed with regard to testing of internal controls, certain litigation that was settled in early 2009, and corporate communications.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $7.3 million for the first nine months of 2009 compared to $3.3 million for the first nine months of 2008. Interest incurred in the first nine months of 2009 was $7.3 million of which $18,000 was capitalized. In the first nine months of 2008 interest incurred was $3.3 million of which $300,000 was capitalized to construction projects. Interest expense for the first nine months of 2009 and 2008 includes credits of $810,000 and $134,000, respectively, representing the change in the estimated fair value of certain interest rate swap agreements. Included in interest expense for the first nine months of 2009 and 2008 is a charge (credit) of $378,000 and $(941,000), respectively, also representing the change in the estimated fair value of the derivative liability that was bifurcated from the $40 million convertible notes, plus accretion on the carrying value of the notes.  Our average borrowings were $11.5 million higher for the first nine months of 2009 compared to the same period in 2008; and our effective interest rate on borrowings was 5.8% for the first nine months of 2009 compared to 5.2% for the first nine months of 2008.

AGRICULTURE

	Nine Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$14.4	$21.0	$(6.6)
% of consolidated revenues	26%	34%

Operating Loss	$(12.6)	$(19.3)	$6.7

The Agriculture segment recorded an operating loss of $12.6 million for the first nine months of 2009 compared to an operating loss of $19.3 million for the first nine months of 2008. Included in the operating loss for the first nine months of 2009 is a charge of $1.9 million representing an adjustment to the estimated fair value less selling costs of our property in Kahului that includes our fresh fruit processing plant. The Kahului property is currently classified as held for sale. Revenues for the first nine months of 2009 were $14.4 million or 32% lower than the first nine months of 2008, due primarily to lower sales volume and lower average prices for fresh pineapple. In 2007, we ceased the production of all solid-packed pineapple products. Therefore, in the first nine months of 2009 and 2008, processed pineapple sales are comprised solely of juice sales, which represented approximately 4% and 12% of the Agriculture segment revenues in the first nine months of 2009 and 2008, respectively.

Fresh and Processed Operations

The case volume of fresh pineapple sales decreased by approximately 23% in the first nine months of 2009 compared to the first nine months of 2008; and average revenue per case was approximately 6% lower for the first nine months of 2009 compared to the first nine months of 2008.

The Agriculture segment cost of sales was lower by approximately 39% in the first nine months of 2009 compared to the first nine months of 2008, largely as a result of the lower sales volume of fresh and processed product. Per unit cost of sales decreased in 2009 compared to 2008 because of a 10% reduction in salaries and wages that was implemented in March 2009, other cost reduction measures taken in 2009, and as planting was minimized in 2009 as management continues to evaluate the best course of action for the future of the pineapple operations. Juice is accounted for as a by-product and the cost of the product includes the additional direct factory cost of processing fruit that is not suitable to be sold as fresh fruit product into juice.

Shipping and marketing cost decreased by 10% in the first nine months of 2009 compared to the first nine months of 2008 primarily because of lower volume of sales and lower average shipping cost. Average shipping cost was lower in 2009 because relatively more shipments to the mainland United States were by ocean transportation in 2009, which is less costly than shipment by air freight.

On November 2, 2009, our Board of Directors approved the immediate termination of our pineapple operations.  We are currently evaluating the various costs that will be incurred and expect that much of the termination process will be completed before year-end 2009.

RESORT

	Nine Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$22.9	$29.0	$(6.1)
% of consolidated revenues	41%	47%

Operating Loss	$(11.4)	$(13.1)	$1.7

The Resort segment reported an operating loss of $11.4 million for the first nine months of 2009 compared to an operating loss of $13.1 million for the first nine months of 2008. Resort segment revenues were $6.1 million or 21% lower for the first nine months of 2009 compared to the same period in 2008. Our primary Resort operations, golf, retail and villas reported lower revenues largely reflecting the reduction in visitor arrivals to Maui as a result of the current economic recession, and the lower operating loss reflects cost reduction measures that have been implemented by the Resort segment.

Golf, Retail and Villas

Revenues from golf operations decreased by approximately 20% in the first nine months of 2009 compared to the first nine months of 2008 as a result of a 9% decrease in paid rounds of golf coupled with an approximately 16% decrease in average greens and cart fees. Revenues from the Kapalua Villas operations were 43% less in the first nine months of 2009 compared to the first nine months of 2008 reflecting a 29% decrease in occupied rooms and a 19% decrease in average room rates. Resort retail sales for the first nine months of 2009 were approximately 11% lower than the same period in 2008.

COMMUNITY DEVELOPMENT

	Nine Months Ended September 30,
	2009	2008	change
	(in millions)

Revenues	$17.6	$10.5	$7.1
% of consolidated revenues	32%	17%

Operating Profit (Loss)	$(61.2)	$21.5	$(82.7)

The Community Development segment reported an operating loss of $61.2 for the first nine months of 2009 compared to operating profit of $21.5 million for the first nine months of 2008. Revenues from this operating segment were $17.6 million for the first nine months of 2009 compared to $10.5 million for the same period in 2008. The increase in revenues primarily reflects increased real estate sales in 2009. The operating loss for the first nine months of 2009 reflect losses from our investment in Bay Holdings and a charge of $14.2 million for the write off of development plans that were no longer considered feasible because of changing market conditions.  In September 2009, Bay Holdings recorded an impairment in the value of its real estate inventories totaling $208.8 million.

Our equity in the income (losses) of Bay Holdings was $(47.2) million in the first nine months of 2009 compared to $26.5 million in the first nine months of 2008.  The construction of the six residential buildings and the amenities were substantially complete in June 2009, and 19 whole ownership units and 62 fractional units closed escrow through the end of September 2009.  Revenues and profit from the sale of the whole and fractional residential condominiums were being recognized on the percentage-of-completion method from March 2007 through June 2009 as construction progressed and the pre-sales of the units took place. Revenues from subsequent sales will be recognized when the sale is consummated.  The lower results in 2009 also reflect sales discounting and increased default reserves recorded in 2009.

Real Estate Sales

In the first nine months of 2009, we sold approximately 128 acres of land, including a portion of our Kapalua Mauka planned project and a residential property in Upcountry Maui, and recognized revenues of $11.7 million and pre-tax profit of approximately $6.8 million.

In the first nine months of 2008, we sold approximately 111 acres of Upcountry Maui land that was considered non-core to our operations and recognized revenues of $4.4 million and pre-tax profit of approximately $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At September 30, 2009, our total debt, including capital leases, was $89.0 million, compared to $137.0 million at December 31, 2008. The decrease in outstanding debt in the first nine months of 2009 was due to proceeds of approximately $9.5 million from the sale of real estate in September 2009 being applied to pay down on revolving lines of credit and proceeds from the sale of the PGC in March 2009 being applied to partially repay our revolving line of credit with Wells Fargo and certain other lenders (Note 10 to condensed consolidated financial statements). At September 30, 2009, we had approximately $15.6 million available under existing lines of credit and $855,000 in cash and cash equivalents; and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $60.1 million.

At September 30, 2009, we had $52.8 million of borrowings outstanding under agreements that were scheduled to mature in March 2010, with financial covenants requiring among other things, a minimum of $10 million in liquidity and a limitation on new indebtedness.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. A default under the senior secured convertible notes could require us to redeem the notes at 115% of the outstanding amount of principal and accrued interest.

Our cash outlook for the next twelve months and ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet its financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating with the members of Bay Holdings to restructure the purchase and sale of the assets and avoid immediate cash requirements. We do not currently have the cash resources to complete the sale. We are also subject to other commitments and contingencies that could negatively impact its future cash flows as described in Note 18 to the condensed consolidated financial statements.  These circumstances raise substantial doubt about our ability to continue as a going concern and there can be no assurance that we will be able to successfully achieve our initiatives discussed below in order to continue as a going concern.

In response to these circumstances, we are undertaking several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. In the third quarter of 2009, we concluded the sale of two properties that resulted in total cash proceeds (net of selling costs) of $11.5 million, and in October 2009, we entered into revised revolving credit agreements (see Note 12 to condensed consolidated financial statements).  Our $45 million line of credit was increased to $50 million, the maturity extended from March 2010 to March 2011, and the minimum liquidity requirement was reduced from $10 million to $8 million.  The maturity and liquidity covenant of our $25 million line of credit was similarly amended.  In March 2009, we sold the Plantation Golf Course (PGC) and repaid $45 million of debt (Note 10 to condensed consolidated financial statements).  We have renegotiated agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees); and are currently in the process of negotiating additional deferrals of 2009 payments into 2010 and later. In addition, we have taken several other actions to reduce cash outflows including reducing its total number of employees by approximately 183, or 23%, in the first nine months of 2009, as well as other measures to reduce operating expenses. We are actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.  We are also working on engaging third parties to operate certain of its operations in order to reduce overhead and cash requirements and may conclude an equity financing transaction.

There can be no assurance that we will be able to sell real estate assets at acceptable prices, or at all, or that we will be able to maintain compliance with financial covenants or continue as a going concern.  Failure to sell real estate assets or to maintain compliance with financial covenants would have a material adverse impact on our financial condition and results of operations and raises substantial doubt about our ability to continue as a going concern.

Amended Construction Loan Agreement Following Lehman Bankruptcy

In July 2006, Bay Holdings, in which we have a 51% interest, entered into a syndicated construction loan agreement with Lehman, for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. In February 2009, Bay Holdings entered into an amended and restated construction loan agreement with Lehman, Swedbank, MH Kapalua Venture, LLC, an affiliate of Marriott, and certain other syndicate lenders, pursuant to which Bay Holdings may borrow an aggregate of approximately $354.5 million, including amounts previously funded under the original construction loan agreement (see Note 11 to condensed consolidated financial statements).

Revolving Line of Credit with American AgCredit, FLCA

On October 9, 2009, we executed an amendment to our revolving line of credit agreement with American AgCredit, FLCA. The amendment extends the maturity of the loan from March 2010 to March 2011, reduces the minimum liquidity requirement from $10 million to $8 million, places limitations on new indebtedness and capital expenditures, requires that total liabilities be no greater than $240 million and increases the interest rate by 75 to 200 basis points, subject to a minimum interest rate of 5.5%. As of September 30, 2009, this $25 million line of credit was fully drawn.

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

On October 9, 2009, we executed a restated and amended revolving line of credit agreement with Wells Fargo Bank and certain other lenders. The restated and amended credit agreement increases the amount of the revolving line from $45 million to $50 million, extends the maturity of the loan from March 2010 to March 2011, reduces the minimum liquidity requirement from $10 million to $8 million, requires that total liabilities be no greater than $240 million and limits additional indebtedness and capital expenditures.  Interest on outstanding amounts are at a LIBOR market index or the LIBOR rate, plus 4.25%.  In connection with the sale of PGC in March 2009, we applied $45 million of proceeds against outstanding borrowings under this line of credit, which was partially collateralized by the PGC, and the available credit was reduced from $90 million to $45 million. As of September 30, 2009, we had $28.5 million outstanding or encumbered to secure letters of credit, and $15.6 million available under this line.

Private Placement of Convertible Notes

On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The convertible notes mature on July 15, 2013, subject to earlier conversion or redemption under certain conditions as specified in the notes. As of June 30, 2009, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.  On July 28, 2011, the convertible note holders have the right to require the Company to redeem all or any portion of the convertible notes at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest thereon.

As of September 30, 2009, we were in compliance with all of the covenants under our outstanding debt arrangements.

Operating Cash Flows

In the first nine months of 2009, consolidated net cash used in operating activities was $19.6 million compared to net cash used in operating activities of $40.8 million for the first nine months of 2008. By operating segment, these cash flows were approximately as follows:

	Nine Months Ended
	September 30,
	2009	2008

Agriculture	$(5.5)	$(21.0)
Resort	(7.0)	(9.6)
Community Development	(4.2)	(10.7)
Interest, taxes and other	(2.9)	0.5

Total	$(19.6)	$(40.8)

The reduction in cash used in operating activities in the first nine months of 2009 compared to 2008 primarily reflects cost reduction measures that we began implementing in the later part of 2008 and in the first nine months of 2009. Operating cash flows for the first nine months of 2009 and 2008 did not include the sale of new real estate product and there was no construction of real estate inventories in 2009 or 2008.

Future Cash Inflows and Outflows

In order to meet liquidity covenants required by our borrowing agreements, and to supplement negative cash flows from operations, our plans for the remainder of 2009 include the sales of certain operating and non-operating real estate assets combined with the leaseback of properties as necessary. We are also working on engaging third parties to operate certain of our operations in order to reduce overhead and cash expenditures and may conclude an equity financing transaction.  There can be no assurance that we will be able to sell real estate assets at acceptable prices, or at all, or that we will be able to maintain compliance with financial covenants or to continue as a going concern.  Failure to sell real estate assets or to maintain compliance with financial covenants would have a material adverse impact on our financial condition and results of operations and raises substantial doubt about our ability to continue as a going concern.

In 2009, minimum required contributions to our defined benefit pension plans are expected to be $2.1 million. We may defer contributions to our pension plans and to the extent that payments are deferred, we would be required to pay interest on all deferred amounts. To date in 2009, we have made $1.7 million of contributions to our pension plans, but have failed to pay the contribution required in October 2009. Our net pension liability and minimum required contribution amounts are calculated based upon an assessment of several variables including employee compensation levels, employee turnover rates, the expected long term rate of return on investments, and other factors that are difficult to ascertain. Any significant changes in any one or more of these variables could materially affect our net pension liability and required minimum contributions. We expect to contribute $835,000 to our other post-retirement benefit plans in 2009.

In 2009, capital expenditures and expenditures for deferred development cost have been reduced, except for expenditures that are necessary to maintain our operations and standards of quality at the Kapalua Resort. Capital expenditures planned for the remainder of 2009 total $2.0 million primarily for replacement of equipment.

In connection with the PGC sale and leaseback, we are obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement. In addition, our annual net rental payment under the lease is $4.0 million.

We are obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating with the members of Bay Holdings to restructure the purchase and sale agreements and avoid immediate cash requirements. We do not currently have the cash resources to complete the sale.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations as of September 30, 2009 (in thousands):

		Payment due by period (years)
		Less
Contractual Obligations	Total	Than 1	1 - 3	4 - 5	After 5
Long-term debt (1)	$92,800	$—	$52,800	$40,000	$—
Capital lease obligations (including interest)	3,095	1,166	1,319	466	144
Interest on long-term debt (2)(7)	16,946	7,949	7,117	1,880	—
Operating leases (3)	2,303	465	1,351	478	9
Purchase commitments (3)(6)	6,620	2,752	1,982	1,886	—
Other long-term liabilities (4)(5)(7)	7,092	2,307	3,012	977	796

Total	$128,856	$14,639	$67,581	$45,687	$949

(1)           Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our September 30, 2009 balance sheet as long-term debt of $33,503,000 and other current liabilities (derivative liability) of $724,000. The purchasers of the notes have the right to require redemption on the third anniversary of issuance, but the notes have a stated five year maturity.

(2)           Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at September 30, 2009.

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

(5)           We have not provided a detailed estimate of the timing of income tax payments amounting to $945,000 due to the uncertainty of when the related tax settlements are due (see Note 16 to condensed consolidated financial statements).

(6)           We are obligated to purchase the spa, beach club improvements and the sundry store from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating the terms of the purchase with the other members of Bay Holdings.  The obligation is not included in the table above because the timing and amount of the payment is uncertain.  In addition, we had a contractual obligation with the Ladies Professional Golf Association.  However, no amounts related to our obligations under this contract have been included in the table above because the timing and amount of the payment is uncertain.

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

•                  our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein;

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

•                  our ability to maintain the listing of our common stock on the New York Stock Exchange; and

•                  availability of capital on terms favorable to us, or at all.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On September 1, 2009, M. Yamamura and Sons, Inc. (Yamamura) filed a lawsuit against the Company and its wholly owned subsidiary, Maui Pineapple Company, Ltd. (MPC), which was filed as M. Yamamura & Sons, Inc. vs. Maui Land & Pineapple Company, Inc. and Maui Pineapple Company, Ltd..  The lawsuit was filed  in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 09-1-0655(1).  In December 2007, Yamamura and MPC entered into a Maui Gold Pineapple Planting and Fruit Purchase Agreement (Planting Agreement) whereby Yamamura would plant pineapple for MPC from January 1, 2008 through December 31, 2010 and MPC agreed to irrigate, crop log, ripen, harvest and purchase such pineapples from Yamamura at prices specified in the Planting Agreement.  The lawsuit alleges that MPC and the Company materially breached the Planting Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for MPC until further notice.  The lawsuit further alleges that MPC and the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement.  Yamamura seeks an award for general and special damages in an unspecified amount to be proven at trial, an award for punitive damages, an award for legal fees and costs, and an award of such other amounts as the Court deems necessary or appropriate.  Discovery is ongoing in this action and no trial date has been set.  The Company denies the allegations made by Yamamura and intends to vigorously defend the lawsuit.

Item 1A.  Risk Factors

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted and we would be in default of debt covenants.

Our common stock is currently listed on the NYSE.  To remain so listed, NYSE rules require, among other things, that the minimum listing price of our common stock not be less than $1.00 for more than 30 consecutive trading days, and that our average global market capitalization over a consecutive 30 trading-day period be not less than $50 million and, at the same time, our total stockholders’ equity be not less than $50 million.  However, a company is subject to delisting if average global market capitalization over a consecutive 30 trading day period is less than $25 million, regardless of stockholders’ equity.  As of September 30, 2009, our closing stock price was $6.29, our total stockholders’ equity was a deficiency of $60.1 million, and our average global market capitalization over the previous consecutive 30 trading-day period was approximately $52.5 million.

In the future, we may not be able to meet the continued listing requirements of the NYSE, in response to which the NYSE may take action to delist our common stock.  In such event, if we were unable to regain compliance with the NYSE’s continued listing standards within the required time frames, our common stock would be delisted, which could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, decreasing the amount of news and analyst coverage for us, and limiting our ability to issue additional securities or obtain additional financing in the future.  In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business. Debt covenants require that we maintain a stock exchange listing. Should the Company be delisted from the NYSE, and without a waiver granted by our lenders, we would be in default of our debt covenants.

Additional potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants and to continue as a going concern is highly dependent on selling certain real estate assets in a difficult market.

For the nine months ended September 30, 2009, we had negative cash flows from operations of $19.6 million.  We had borrowings outstanding, including capital leases of $95.5 million, $855,000 of cash and $15.6 million in unused lines of credit as of September 30, 2009.  We have several commitments and contingent liabilities that could materialize into the need for large amounts of cash.  Our lines of credit require that we maintain liquidity of $8 million and also places limitations on additional indebtedness.  Violation of the loan covenants could result in all of our outstanding borrowings becoming immediately due.  There can be no assurance that we will be able to sell real estate assets at acceptable prices, or at all, which raises substantial doubt about our ability to continue as a going concern.  See also Note 1 to the condensed consolidated financial statements for a discussion of our ability to continue as a going concern.

Item 6.  Exhibits

10.1

Amended and Restated Credit Agreement, dated as of October 9, 2009 by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association as Administrative Agent.

10.2

Fifth Amendment to Revolving Line of Credit Loan Agreement entered into by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., dated for reference purposes as of October 9, 2009.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 3, 2009	/s/ JOHN P. DURKIN
Date	John P. Durkin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amended and Restated Credit Agreement, dated as of October 9, 2009 by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association as Administrative Agent. (1)

10.2

Fifth Amendment to Revolving Line of Credit Loan Agreement entered into by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., dated for reference purposes as of October 9, 2009. (1)

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

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.