Form 10-K
period 2009-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2010-03-29
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)
870 HALIIMAILE ROAD, MAKAWAO, MAUI, HAWAII (Address of principal executive offices)	96768-9768 (Zip Code)

Registrant's telephone number, including area code (808) 877-3351

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value, as of June 30, 2009, of the voting stock held by non-affiliates of the registrant was $32,081,000 based upon the closing price on the New York Stock Exchange on such date. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

         At March 1, 2010, the number of shares outstanding of the registrant's common stock was 8,518,033.

Documents incorporated by reference:

         Part III—Certain portions of the proxy statement for the registrant's annual meeting of stockholders to be held on May 13, 2010, to be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2009, are incorporated by reference into Part III of this report. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

FORWARD-LOOKING STATEMENTS AND RISKS

        This and other reports filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

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

  •
  increased fuel and travel costs, and reductions in airline passenger capacity to Maui;

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

  •
  availability of capital on terms favorable to us, or at all;

  •
  our ability to raise capital through the sale of selected real property assets; and

  •
  our ability to refinance or reduce our indebtedness.

        Such risks and uncertainties also include those risks and uncertainties discussed under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission. Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking

i

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

ii

iii

PART I

Item 1.    BUSINESS

Overview

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. The Company consists of a landholding and operating parent company and its principal subsidiaries, including Maui Pineapple Company, Ltd. (MPC) and Kapalua Land Company, Ltd. Depending upon the context, the terms the "Company," "we," "our," and "us," refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

        We have three operating segments as follows:

  •
  Community Development.  The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort and our Public Utilities Commission-regulated water and sewage transmission operations. The Community Development segment includes our 51% equity interest in Kapalua Bay Holdings, LLC ("Bay Holdings") (Note 4 to consolidated financial statements).

  •
  Resort.  The Resort segment includes our ongoing operations at the Kapalua Resort. These operations currently include two championship golf courses, a tennis facility, the Kapalua Spa, which opened in July 2009, and several retail outlets. Prior to mid-December 2009, the Resort operations also included a vacation rental program (The Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and the Kapalua Adventures operations to third parties.

  •
  Agriculture.  On November 2, 2009, our Board of Directors approved the cessation of our pineapple agriculture operations by December 31, 2009. The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grew and marketed fresh organic pineapple. A portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007. In December 2009, we entered into agreements with an unrelated, closely held company that began to grow and market Maui Gold® pineapple as of January 1, 2010. We have accounted for our Agriculture segment as discontinued operations in this annual report on Form 10-K.

        For additional financial information about these segments, see Segment Information, Note 15 to our consolidated financial statements.

2009 Business Developments

        In 2009, we incurred a net loss of $123.3 million and had negative cash flows from operations of $15.9 million. Efforts to increase liquidity and to stabilize the Company for future opportunities consumed much of our management time in 2009.

        The following is a summary of other material business developments in 2009. For more discussion about business developments in 2009, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report on Form 10-K.

        Plantation Golf Course.    In March, we completed the $50 million sale and leaseback transaction of the Plantation Golf Course and applied $45 million of the sales proceeds to partially repay outstanding borrowings that were partially collateralized by the golf course. Note 8 to consolidated financial statements.

        Management Changes.    In May, our Board of Directors appointed Warren H. Haruki to serve as Interim Chief Executive Officer in addition to his position as Executive Chairman after Robert I. Webber resigned from his positions as our President and Chief Executive Officer. In April, John P. Durkin was hired to serve as Chief Financial Officer. In February 2010, our Board of Directors appointed Ryan L. Churchill to serve as our President and Chief Operating Officer.

        Kapalua Bay Holdings, LLC ("Bay Holdings").    In June, construction of the Residences at Kapalua Bay project was substantially completed and Bay Holdings closed escrow on 20 whole-ownership units and 88 fractional-ownership units in 2009. In September, Bay Holdings recorded a $208.8 million charge representing an impairment of the value of the Residences at Kapalua Bay project. We recorded losses from this joint venture of $47.2 million in 2009 and stopped recording our share of Bay Holdings' losses after our investment balance and other amounts advanced to Bay Holdings were reduced to zero, and the estimated remaining obligations to the joint venture were accrued. Construction work has been completed as of the end of 2009. Note 4 to consolidated financial statements.

        Real Estate Sales.    In September, we sold 125 acres that comprised a portion of our Kapalua Mauka project for $10.0 million. We also sold another property in 2009 totaling approximately 13 acres and our final lot in the Honolua Ridge Phase II subdivision that resulted in cash proceeds of approximately $1.9 million. In addition, we sold two other non-inventory real properties in 2009 that resulted in cash proceeds of approximately $2.8 million.

        Revolving Credit Agreements.    In October, our revolving credit agreement with Wells Fargo Bank was increased from $45 million to $50 million and the maturity date for this facility and our $25 million revolving credit were extended from March 2010 to March 2011. Note 5 to consolidated financial statements.

        Agriculture Segment.    In November, our Board of Directors approved the immediate cessation of pineapple planting and the closure of all agriculture operations by year-end. On December 31, 2009, we entered into agreements with Haliimaile Pineapple Company, Limited (HPC), a closely held corporation. The agreements provided for HPC to harvest the fruit in the ground and to begin growing and marketing Maui Gold® pineapple. HPC hired 66 of the 206 MPC employees whose employment with us ceased as of year-end 2009. Note 7 to consolidated financial statements.

        Resort Operations.    In December, we entered into agreements with third parties to operate and manage The Kapalua Villas and the Kapalua Adventures operations. The agreements principally license the operators to use our trade names and trademarks for the respective operations, and lease the operating assets of the operations and commercial space within the Kapalua Resort to the new operators.

        Employee Reductions.    In March, in an effort to reduce costs, we eliminated approximately 100 employees from our workforce. Further workforce reductions as a result of outsourcing certain resort operations and elimination of the Agriculture segment in December, resulted in a total reduction in our work force of approximately 540 employees. Most of the employees from our Kapalua Villas and Kapalua Adventures operations were hired by the new third party operators, and, as mentioned above, 66 of the employees from our Agriculture segment were hired by HPC.

Description of Business

Community Development

        The Community Development segment is responsible for all of our real estate entitlement, development, construction, sales and leasing activities. Our development projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort; and our Public Utilities Commission-regulated water and sewage transmission operations that service the Kapalua Resort and parts of West Maui. Revenues from our Community Development segment for the year ended December 31, 2009 were $19.9 million, or approximately 39% of consolidated revenues.

        Our property on West Maui includes approximately 21,800 acres, most of which remain as conservation or open space. We currently have approximately 7,900 acres that are not in the current development plans or held for sale, and are not used in our other operations or planned or used in conservation. These properties will in the future be evaluated to determine the appropriate use or disposition of the acreage.

        We are the lessor of certain commercial and residential properties primarily at the Kapalua Resort. Beginning in late December 2009 and January 2010, we have license and lease arrangements for the use of certain of our buildings, facilities, land and trade names with entities who have purchased portions of our Agriculture segment operations, and assumed the management of our Kapalua Adventures, and our Kapalua Villas operations.

        In August 2004, we contributed the fee interests in the land underlying the Kapalua Bay Hotel and our interests in The Kapalua Shops to Kapalua Bay LLC ("Kapalua Bay"), a wholly owned subsidiary of Bay Holdings, a limited liability company formed as a joint venture among the Company, Marriott International Inc. and Exclusive Resorts LLC. We have a 51% interest in, and are the managing member of, Bay Holdings. Bay Holdings constructed the Residences at Kapalua Bay, consisting of approximately 146 units that are being sold as whole ownership and fractional ownership residences, a clubhouse, pool, spa and other amenities. Construction of the project was substantially complete in June 2009 and through the end of 2009, 20 whole-ownership units and 88 fractional-ownership units have closed escrow. As of the end of 2009, construction work has been completed. Note 4 to consolidated financial statements.

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

        We have approximately 1,600 acres of land in Maui that are at various stages in the land entitlement process as follows:

Location	Number of Acres	Zoned for Planned Use
Kapalua Resort	800	Yes
Other Kapalua Resort and West Maui	500	No
Upcountry	300	No

        Honolua Ridge Phase I and II were comprised of a total 50 agricultural lots ranging from three to 30 acres, with original list sales prices ranging from $895,000 to $7.3 million. We began selling Phase I in 2004 and Phase II in 2005; there were no sales in 2008, and the last lot was sold in December 2009.

        At the end of 2008, we halted the start of construction of new development projects, and to date, we have not resumed construction of our development projects because of the current economic climate and cash flow constraints. However, we expect to continue engaging in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Mauka:  As presently planned, this project is comprised of 690 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 800 acres.

  •
  The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 30,000 square feet of new commercial/retail space to the Kapalua Resort. The Village will also include apartments, condominiums and other resort-related facilities. The first phase of the commercial component opened in 2006, which included approximately 12,000 square feet of commercial/retail space.

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

  •
  Hali`imaile Town:  This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in determining the vision for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui as it updates the County General Plan over the next year.

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

Resort

        Kapalua Land Company, Ltd. is the operating subsidiary that includes our Resort segment, which operates the Kapalua Resort, a master-planned resort community on Maui's northwest coast. Revenues from our Resort segment for the year ended December 31, 2009 were $29.8 million, or approximately 59% of our consolidated revenues.

        Presently, the Kapalua Resort includes 1,650 acres bordering the ocean with three white sand beaches and includes two championship golf courses (The Bay Course and The Plantation Course), the Kapalua Spa, which opened in July 2009, The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Residences and Club, Kapalua Bay, eight residential neighborhoods, a ten-court tennis facility, the first phase of commercial space in the central area of the Resort, several restaurants, and over 700 single-family residential lots, condominiums and homes. The Kapalua Resort includes a trail system that runs along the ocean, through the mountains and winds through the resort. We operate the Kapalua Resort's golf courses, the Kapalua Golf Academy, spa, tennis facility and retail shops. We also manage The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. In March 2009, we concluded the sale of The Plantation Golf Course (PGC) for $50 million. Concurrent with the closing of the sale, we entered into an agreement to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million. (Note 8 to consolidated financial statements).

        Prior to mid-December 2009, we were the operator of a vacation rental program (The Kapalua Villas), and provided certain services to the Resort. We had approximately 200 units in our Kapalua Villas short-term rental program. Our operations also included the Kapalua Adventures, which was comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a ropes challenge course, a climbing wall and other adventures, and a café and retail area.

        In December 2009, we concluded agreements with third parties to operate and manage The Kapalua Villas and the Kapalua Adventures. The café and retail portion of Kapalua Adventures was closed in December 2009. Also in December 2009, the association for the overall maintenance of the Kapalua Resort entered into agreements with other operators to provide security and shuttle services to the Resort. We continue to provide the landscaping services for the Resort.

  Signature Events

        We utilize nationally televised professional golf tournaments as a marketing tool for the Kapalua Resort. Since January 1999, the Kapalua Resort has hosted the season opening event for the PGA TOUR on the Plantation Course. For the January 2010 tournament, SBS Media Holdings, a private, Korean media broadcasting company, was our title sponsor for the event.

        Other signature events at the Kapalua Resort include:

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

Agriculture

        Maui Pineapple Company, Ltd. was the operating subsidiary for our Agriculture segment. Our business was focused on growing, harvesting, packing and marketing fresh premium pineapple. We sold our fresh Maui Gold® pineapple directly to wholesalers and grocery stores in Hawaii and through a consignment arrangement with Calavo Growers, Inc. to customers in the continental United States and Canada. We also sold our Maui Gold® pineapple as gift packs on our website and through certain retail outlets in Hawaii.

        Prior to 2008, we owned and operated fully integrated facilities for the production of fresh and processed pineapple. Harvested fruit was directed to fresh or canning facilities based on market conditions and fruit size and quality. The metal containers used in canning pineapple were produced in a Company-owned plant at the cannery site. Our processed pineapple products were primarily sold as private label pineapple with 100% HAWAIIAN U.S.A. stamped on the can lid, primarily to large grocery chains and to the United States government. We substantially ceased canning operations by the end of 2007, in order to focus on the sale of fresh fruit and pineapple juice.

        Our fresh pineapple was sold in competition with both foreign and United States companies. Our principal competitors were Dole Food Company, Inc. and Del Monte Fresh Produce Company, each of which produces substantial quantities of fresh pineapple products, a significant portion of which is grown in Central America.

        In November 2009, our Board of Directors approved the immediate cessation of pineapple planting and the closure of all agriculture operations by year-end. In December 2009, we entered into agreements, primarily with one company, whereby we are no longer in the agriculture business as of January 1, 2010, and we have accounted for the Agriculture segment as discontinued operations in this annual report on Form 10-K.

        On December 31, 2009, we entered into agreements with Haliimaile Pineapple Company, Limited (HPC), a closely held corporation. The agreements included (i) the sale to HPC of pineapple operating equipment, materials, supplies, and customer lists; (ii) grant of the exclusive, non-transferable, world-wide right to use MPC trademarks, trade names, symbols and logos for the sale, marketing and distribution of fresh pineapple grown on Maui; (iii) 20 year leases to HPC for approximately 950 acres and 59,000 square feet of office and warehouse space; (iv) an agreement for us to provide water to HPC from private water sources that we have contractual rights for the collection, transmission and delivery of non-potable agriculture and irrigation water; and (v) an agreement for HPC to harvest the existing pineapple crop through June 30, 2011 and fruit grown under an agreement with a private grower until December 31, 2010. HPC began to grow and market Maui Gold® as of January 1, 2010.

Employees

        As of December 31, 2009, we employed 260 people of which 239 were full-time employees. During 2009, our staff was reduced by over 500 employees as a result of job consolidations, in connection with the cessation of our Agriculture segment operations as of year-end 2009, and the transfer of our Kapalua Villas and Kapalua Adventures operations, security and shuttle operation to other operators in December 2009.

Other Information

        Our Agriculture segment had engaged in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $473,000 in 2009 and $1,407,000 in 2008.

        We have reviewed our compliance with federal, state and local provisions that regulate the discharge of materials into the environment or are otherwise related to the protection of the environment. We do not expect any material future financial impact as a result of compliance with these laws.

        Pursuant to a settlement agreement with the County of Maui in 1999, we have a commitment until December 1, 2039 to share with several chemical manufacturers in the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating costs for filtrations systems on existing and future wells. We are not presently aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. For additional information, see Note 16 to consolidated financial statements.

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

Executive Officers of the Company

        The Company's executive officers as of March 2010 are listed below. The current term for Mr. Churchill expires in May 2011 and the current terms for Messrs. Haruki and Durkin expire in May 2010, or at such time as their successors are elected.

Warren H. Haruki (57)	Mr. Haruki has been Interim Chief Executive Officer of the Company since May 2009 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005, and has been a Trustee of Parker Ranch Foundation Trust since March 2004. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki is on the Boards of the privately held companies, Parker Ranch, Inc., First Hawaiian Bank, Pacific Guardian Life Insurance Company, Hawaii Planing Mill, Ltd. and various non-profit organizations.
Ryan L. Churchill (38)
Mr. Churchill has served as President and Chief Operating Officer of the Company since February 2010 and as Senior Vice President/Corporate Development of the Company since March 2007. He served as Vice President/Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005 and Development Manager from October 2000 to June 2004.
John P. Durkin (49)
Mr. Durkin has served as Chief Financial Officer of the Company since April 2009. From 2007 to December 2008, Mr. Durkin served as Managing Director at Nikko Citi Holdings Co. Ltd., and CFO of Nikko Cordial Financial Group, both in Tokyo, Japan. From 2006 to 2007, he was CFO of Asurion Asia and Representative Director and President of Vodafone Finance KK. From 2001 to 2006, Mr. Durkin served as Representative Executive Officer and Chief Financial Officer for affiliates of Vodafone Group Plc in Japan.

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

        Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit, higher energy costs, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

        The occurrence of any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the number of residential or luxury real estate sales and/or prices of the units available for sale, which, in turn, could adversely affect our revenues and profitability. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect our operating results. The residential real estate market on the mainland United States and on Maui as well, is currently in a significant downturn due to the occurrence of several of the factors outlined above, such as the worldwide economic recession and the declining availability of credit, and may continue indefinitely into the future. Due to uncertainty as to when the real estate markets will rebound and our cash flow constraints, in 2008, we delayed construction of new development projects, and in 2008 and 2009 we wrote-off project costs that we do not believe can be realized. This resulted in pre-tax charges of $14.2 million in 2009 and $10.6 million in 2008. Sustained adverse changes to our development plans could result in additional impairment charges or write-offs of deferred development costs, which could continue to have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, such as increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our Community Development and Resort segments are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the recent, worldwide economic recession, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that reduce passenger capacity or increase traveling costs, including the cessation of operations by two airlines in 2008 that provided significant service to the Hawaiian market, could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. If the cost of energy, including fuel costs significantly increase, it is likely that our business, financial condition and results of operations will be adversely impacted. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases, such as Avian Flu or SARS, could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

We are involved in joint ventures and are subject to risks associated with joint venture relationships.

        We are involved in partnerships, joint ventures and other joint business relationships, and may initiate future joint venture projects. We currently have, among others, a 51% interest in Bay Holdings, the joint venture that constructed the Residences at Kapalua Bay, and a 16% interest in the joint venture that owns and operates the Ritz-Carlton, Kapalua hotel.

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

        If any development project is not completed on time or within budget, this could have a material adverse effect on our financial results.

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

        Bay Holdings, in which we own a 51% ownership interest, constructed a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Bay Holdings. In connection with the construction loan agreement we, and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse the lenders for losses incurred due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Bay Holdings fails to complete the project or takes any of the specified actions that result in expenses to the lender and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could have a material adverse effect our results of operations and financial condition. Construction of the project was completed by the end of 2009, but the completion guaranty will remain in place until all construction contracts have been fully settled and paid.

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

        Natural disasters could damage our resort and real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations.

If we are unable to find a title sponsor for the Ladies Professional Golf Association (LPGA) golf tournament that we are contractually obligated to sponsor, we may have to bear the full cost of producing the tournament.

        We have an agreement with the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008. We were unable to find a title sponsor for the first LPGA Classic held in October 2008 and we absorbed the net cost of sponsoring the tournament of approximately $3.4 million. In June 2009, we announced that due to the lack of a title sponsor, we were unable to hold the event scheduled for October 2009, which resulted in a dispute with the LPGA. As required by our agreement with the LPGA, the dispute will be resolved by mediation and, if necessary, by binding arbitration. By agreement between the parties, mediation is suspended through October 2010 as we continue to work with the LPGA to seek a title sponsor for this event or a suitable resolution. The cost of such a tournament including the production and the purse is significant and if we must bear the full cost of producing the tournament or if we need to pay significant damages, our results of operations could be negatively affected.

Risks Related to Indebtedness and Liquidity

We have incurred a significant amount of indebtedness and are subject to certain covenants under those agreements. Failure to satisfy covenants under these agreements could accelerate our obligations under such credit agreements, which could adversely affect our operations and financial results and impact our ability to satisfy our obligations and ability to continue as a going concern.

        We had approximately $97.0 million of indebtedness as of December 31, 2009, including capital leases, consisting of a secured revolving line of credit with Wells Fargo Bank and certain other lenders for up to $50 million, of which we had $13.5 million in availability as of December 31, 2009, a secured revolving line of credit with American AgCredit, FLCA for up to $25 million that was fully drawn as of December 31, 2009, and $40 million of senior secured convertible notes issued in July 2008.

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

Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants and to continue as a going concern is highly dependent on raising sufficient capital and selling real estate assets in a difficult market.

        For the year 2009, we had negative cash flows from operations of $15.9 million. As of December 31, 2009, we had borrowings outstanding, including capital leases, of $97.0 million, $1.9 million of cash and $13.5 million in unused lines of credit. In addition, we have several commitments and contingent liabilities that could result in our obligation to pay significant amounts of cash, including, without limitation, a commitment to purchase the spa, beach club improvements and the sundry store from Bay Holdings for approximately $35 million. While we are currently negotiating to restructure such commitments to avoid the need to make any current cash payments, if we are unable to restructure such commitments and they become obligations that require current funding, it is unlikely that we would have the cash resources to fulfill the obligations. Furthermore, we are the defendants in a lawsuit filed by M. Yamamura and Sons, Inc. alleging material breach of a pineapple planting agreement. Due to our current liquidity situation, a judgment against us in the Yamamura lawsuit or the LPGA dispute, could have a material negative impact on our liquidity position. Any such impact could result in our inability to maintain the minimum liquidity amount required by the debt covenants in our credit facilities. Violation of the debt covenants could result in all of our outstanding borrowings becoming immediately due. If our outstanding borrowings become due as a result of any such breach, we would not have sufficient capital to satisfy such obligations. In response to these circumstances, we are undertaking several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including a possible equity offering and the sale of several real estate assets. However, there can be no assurance that we will be able to comply with our loan covenants, raise sufficient capital in the equity markets or sell real estate assets at acceptable prices, or at all, each of which raises substantial doubt about our ability to continue as a going concern.

We may need additional funds which, if available, could result in significant dilution to our stockholders, have superior rights to our common stock and contain covenants that restrict our operations.

        If we continue to operate unprofitably, if unanticipated contingencies arise or if we are required to retire any significant portion of our outstanding indebtedness, it will be necessary for us to raise additional capital either through public or private equity or debt financing. We believe that we will require additional capital to fund on-going operations beyond that time. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we were to raise capital through the issuance of our common stock or securities convertible or exercisable into our common stock, our existing stockholders may suffer significant dilution. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose restrictions on our operations.

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

        Beginning on July 28, 2011, the third anniversary of the closing of the sale of convertible notes, or upon a change of control transaction, each investor has the right to require us to redeem all or any portion of such investor's convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon. If an investor elects to convert its convertible note in connection with a change of control, we may also have to pay a make-whole premium. In addition, the convertible notes allow each investor to require us to redeem the convertible notes upon the occurrence of various events of default. In such a situation, we may be required to redeem all or part of the convertible notes, including any accrued interest, redemption premiums and penalties. If holders of the convertible notes elect to redeem their notes or an event of default or a change of control occurs, we may be unable to repay the full redemption amount in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our convertible notes, nor do we anticipate doing so. Any failure to pay amounts due under the convertible notes may also constitute an event of default under the terms of our other credit facilities existing at the time.

Risks Relating to our Stock

Our stock price has been subject to significant volatility.

        In 2009, the daily closing price per share of our common stock has ranged from a high of $13.67 per share to a low of $5.18 per share. From January 1, 2010 through March 1, 2010 the daily closing price per share of our common stock has ranged from a high of $5.49 to a low of $2.35. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

        The average daily trading volume in our common stock for the year ended December 31, 2009 was approximately 25,077 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

        Our common stock is currently listed on the NYSE. On January 11, 2010 we received notification from the NYSE that we are no longer in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million.

        Under applicable NYSE procedures, we had 45 days from receipt of the notification to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within 18 months. We submitted such a plan to the NYSE on February 22, 2010 and the NYSE has until April 11, 2010 to accept or reject the plan. During this time, our common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

        However, a company is subject to delisting if average global market capitalization over a consecutive 30 trading day period is less than $15 million, regardless of stockholders' equity or if a company's average common stock prices is less than $1.00 for more than 30 consecutive trading days. As of March 1, 2010, our closing stock price was $3.49 over the previous consecutive 30 trading-day period, and, at the same time, our average global market capitalization was approximately $29,753,000.

        In the future, we may not be able to meet the continued listing requirements of the NYSE, in response to which, the NYSE may take action to delist our common stock. In such event, if we are unable to regain compliance with the NYSE's continued listing standards within the required time frames, our common stock would be delisted, which would violate the provisions of our $50 million line of credit and our $40 million senior secured convertible notes and could result in these debts becoming immediately due. In addition, delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, decreasing the amount of news and analyst coverage for us, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 24,300 acres of land on Maui. Approximately 4,800 acres are used directly or indirectly in our operations; approximately 11,600 acres are in permanent conservation or planned to be dedicated for conservation and the remainder (approximately 7,900 acres) is not currently being used. This land, most of which was acquired from 1911 to 1932, is carried on our consolidated balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

  •
  certain easements and rights-of-way that do not materially affect our use of the property;

  •
  a mortgage on approximately 3,100 acres previously used in Agriculture operations, which secures our $25 million revolving loan agreement;

  •
  a mortgage on approximately 1,174 acres of land in West Maui primarily within the Kapalua Resort, which secures our $50 million revolving credit facility;

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

        A summary of the current use of our land holdings as of December 31, 2009 follows:

Acres
Conservation	11,600
Agriculture zoned (not used)	7,900
Operations	2,820
Planned development	1,650
Held for sale	330

24,300

        Approximately 21,800 acres of our land are located in West Maui, approximately 2,400 acres are located in Upcountry Maui and approximately 27 acres are located in Kahului, Maui.

        The 21,800 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 1,800 acres designated for the Kapalua Resort.

        The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation. Approximately 1,100 acres are leased to third parties for agriculture operations.

        The Kahului acreage includes our administrative offices and our former pineapple cannery site. All of the Kahului acreage is currently held for sale.

        Approximately 2,152 acres of leased land were used in our Agriculture operations under four leases. Following our Board of Directors' decision to terminate our agriculture operations, we negotiated cancellations of these leases that will be effective in 2010. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used.

Item 3.    LEGAL PROCEEDINGS

        On September 1, 2009, M. Yamamura and Sons, Inc. ("Yamamura") filed a lawsuit against us and our wholly owned subsidiary, MPC, which was filed as M. Yamamura & Sons, Inc. vs. Maui Land & Pineapple Company, Inc. (MLP) and Maui Pineapple Company, Ltd. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 09-1-0655(1). In December 2007, Yamamura and MPC entered into a Maui Gold Pineapple Planting and Fruit Purchase Agreement (the "Planting Agreement") whereby Yamamura would plant pineapple for MPC from January 1, 2008 through December 31, 2010 and MPC agreed to irrigate, crop log, ripen, harvest and purchase such pineapples from Yamamura at prices specified in the Planting Agreement. The lawsuit alleges that MPC and MLP materially breached the Planting Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for MPC until further notice. The lawsuit further alleges that MPC and MLP unilaterally restricted and impaired the value of Yamamura's benefits under the Planting Agreement. Yamamura seeks an award for general and special damages in an unspecified amount to be proven at trial, an award for punitive damages, an award for legal fees and costs, and an award of such other amounts as the Court deems necessary or appropriate. Discovery is ongoing in this action and no trial date has been set. We deny the allegations made by Yamamura and intend to vigorously defend the lawsuit.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2009 and 2008. Our ability to declare dividends is restricted by the terms of our outstanding convertible notes, unless we obtain the prior consent of the holders of the convertible notes representing at least 60% of the aggregate principal amount of convertible notes then outstanding. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of March 1, 2010, there were 358 shareholders of record, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

        The following chart reflects high and low sales prices during each of the quarters in 2009 and 2008:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	High	$13.67	$10.24	$7.89	$6.90
	Low	5.18	5.53	5.76	5.36
2008	High	$33.01	$34.00	$34.25	$28.00
	Low	24.98	27.00	22.19	7.50

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2009.

        On January 11, 2010, we received notification from the NYSE that we are no longer in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million. Under applicable NYSE procedures, we had 45 days from receipt of the notification to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within 18 months. We submitted such a plan to the NYSE on February 22, 2010 and the NYSE has until April 11, 2010 to accept or reject the plan. If the NYSE accepts our plan, we will still be subject to quarterly monitoring for compliance with the plan. During this time, our common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements. If the NYSE rejects our plan, we will be subject to delisting from the NYSE.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2009, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	714,801	$28.42	257,190

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to those statements contained elsewhere in this annual report.

Overview of the Company

        We operate as a landholding and operating parent company for our principal subsidiaries, including Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. Our reportable segments are Resort and Community Development. Our Agriculture segment was discontinued, and was reported as discontinued operations for the year ended December 31, 2009.

  Agriculture

        On November 2, 2009, our Board of Directors approved the cessation of our pineapple agriculture operations by December 31, 2009. The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grew and marketed fresh organic pineapple. A portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007. In December 2009, we entered into agreements with an unrelated, closely held company that began to grow and market Maui Gold® pineapple as of January 1, 2010.

  Resort

        The Resort segment includes our ongoing operations at the Kapalua Resort. These operations currently include two championship golf courses, a tennis facility, and several retail outlets. Prior to mid-December 2009, the Resort operations also included a vacation rental program (The Kapalua Villas), Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and the Kapalua Adventures to third parties. In March 2009, we sold The Plantation Golf Course for $50 million and entered into an agreement to lease back the golf course for a two year period (Note 8 to consolidated financial statements).

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

        Global economic conditions have caused consumers, tourists and real estate investors to postpone or reduce spending in response to tighter credit, higher energy costs, negative financial news and/or declines in income or asset values, which has negatively affected the demand for our products and services. Increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit, consumer confidence, and other macroeconomic factors have also affected consumer spending behavior. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial condition and operating results.

        As a result of the impact of economic conditions and other factors we considered, we have evaluated our investment in Bay Holdings for impairment in 2008 and 2009 and have recorded other-than-temporary impairment losses of $21.3 million and $37.8 million, in 2009 and 2008, respectively. Also in 2009 and 2008, we recorded charges of $14.2 million and $10.6 million, respectively, for the write off of development plans and other project costs that have been abandoned or are not otherwise expected to be recoverable because of the delay of the start of construction of new development projects in the fourth quarter of 2008 caused by, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence

        Subsequent to the issuance of our 2008 consolidated financial statements, we concluded that cash flows from the sale of undeveloped land should have been reflected within the operating activities section of the cash flow statement rather than within the investing activities section because the sale of undeveloped land is considered a principal business activity of the Community Development segment. See Note 17 to our consolidated financial statements for a summary of the impact of the restatement on our cash flows.

Current Developments

2009 Business Developments

        In 2009, we incurred a net loss of $123.3 million and had negative cash flows from operations of $15.9 million. Efforts to increase liquidity and to stabilize the Company for future opportunities consumed much of our management time in 2009.

        The following is a summary of other material business developments in 2009. For more discussion about business developments in 2009, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report on Form 10-K.

        Plantation Golf Course.    In March, we completed the $50 million sale and leaseback transaction of the Plantation Golf Course and applied $45 million of the sales proceeds to partially repay outstanding borrowings that were partially collateralized by the golf course. Note 8 to consolidated financial statements.

        Management Changes.    In May, our Board of Directors appointed Warren H. Haruki to serve as Interim Chief Executive Officer in addition to his position as Executive Chairman after Robert I. Webber resigned from his positions as our President and Chief Executive Officer. In April, John P. Durkin was hired to serve as Chief Financial Officer. In February 2010, our Board of Directors appointed Ryan L. Churchill to serve as our President and Chief Operating Officer.

        Kapalua Bay Holdings, LLC.    In June, construction of the Residences at Kapalua Bay project was substantially completed and Bay Holdings closed escrow on 20 whole-ownership units and 88 fractional-ownership units in 2009. In September, Bay Holdings recorded a $208.8 million charge representing an impairment of the value of the Residences at Kapalua Bay project. We recorded losses from this joint venture of $47.2 million in 2009 and stopped recording our share of Bay Holdings' losses after our investment balance and other amounts advanced to Bay Holdings were reduced to zero, and the estimated remaining obligations to the joint venture were accrued. Construction work has been completed as of the end of 2009. Note 4 to consolidated financial statements.

        Real Estate Sales.    In September, we sold 125 acres that comprised a portion of our Kapalua Mauka project for $10.0 million. We also sold another property in 2009 totaling approximately 13 acres and our final lot in the Honolua Ridge Phase II subdivision that resulted in cash proceeds of approximately $1.9 million. In addition, we sold two other non-inventory real properties in 2009 that resulted in cash proceeds of approximately $2.8 million.

        Revolving Credit Agreements.    In October, our revolving credit agreement with Wells Fargo Bank was increased from $45 million to $50 million and the maturity date for this facility and our $25 million revolving credit were extended from March 2010 to March 2011. Note 5 to consolidated financial statements.

        Agriculture Segment.    In November, our Board of Directors approved the immediate cessation of pineapple planting and the closure of all agriculture operations by year-end. On December 31, 2009, we entered into agreements with Haliimaile Pineapple Company, Limited (HPC), a closely held corporation. The agreements provided for HPC to harvest the fruit in the ground and to begin growing and marketing Maui Gold® pineapple. HPC hired 66 of the 206 MPC employees whose employment with us ceased as of year-end 2009. Note 7 to consolidated financial statements.

        Resort Operations.    In December, we entered into agreements with third parties to operate and manage The Kapalua Villas and the Kapalua Adventures operations. The agreements principally license the operators to use our trade names and trademarks for the respective operations, and lease the operating assets of the operations and commercial space within the Kapalua Resort to the new operators.

        Employee Reductions.    In March, in an effort to reduce costs, we eliminated approximately 100 employees from our workforce. Further workforce reductions as a result of outsourcing certain resort operations and elimination of the Agriculture segment in December, resulted in a total reduction in our work force of approximately 540 employees. Most of the employees from our Kapalua Villas and Kapalua Adventures operations were hired by the new third party operators, and, as mentioned above, 66 of the employees from our Agriculture segment were hired by HPC.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009 and 2008

CONSOLIDATED

	Year Ended December 31,
	2009	2008	change
	(in millions, except share amounts)
Consolidated Revenues	$50.4	$51.1	$(0.7)
Loss From Continuing Operations	$(88.4)	$(53.6)	$(34.8)
Loss From Discontinued Operations	$(34.9)	$(25.8)	$(9.1)
Net Loss	$(123.3)	$(79.4)	$(43.9)
Net Loss Per Common Share	$(15.33)	$(9.98)	$(5.35)

        We reported a net loss of $123.3 million for 2009 compared to a net loss of $79.4 million for 2008. For 2009 and 2008, the net loss per common share was $(15.33) and $(9.98), respectively. At the end of 2009, we ceased all of our Agriculture segment operations and we are reporting that segment as discontinued operations. Our loss from continuing operations was $88.4 million for 2009 and $53.6 million for 2008. Losses from our equity investment in Bay Holdings of $47.2 million in 2009 and $18.8 million in 2008, impairment charges related to obsolete development plans, employee severance charges incurred as we downsized our operations, and operating losses from our Resort operations caused by low visitor counts, were largely responsible for the losses in 2009 and 2008. Consolidated revenues were $50.4 million and $51.1 million for 2009 and 2008, respectively.

  General and Administrative

        In 2009, general and administrative expenses decreased by 31% to $20.2 million compared to $29.3 million for 2008. The major components of the difference in general and administrative expenses were as follows:

	Years ended December 31,
	2009	2008	change
	(in millions)
Salaries and wages	$4.5	$8.5	$(4.0)
Employee incentives and stock compensation	1.0	2.1	(1.1)
Pension and other postretirement expense	3.5	2.5	1.0
Professional and other outside services	2.5	4.9	(2.4)
Loss on asset disposals	3.5	1.8	1.7
Employee severance expense	1.8	2.2	(0.4)
Other (net)	3.4	7.3	(3.9)

Total	$20.2	$29.3	$(9.1)

        General and administrative salaries and wages and employee incentives and stock compensation were lower in 2009 compared to 2008 due to a reduction in size of our workforce in 2009 by approximately 540 employees. Approximately 100 positions were eliminated in the Resort and Community Development segments and in corporate services in March 2009 in an effort to reduce costs; and most of the other 2009 headcount reductions took place in December with the cessation of our Agriculture segment operations, and transfer of The Kapalua Villas, Kapalua Adventures, and Kapalua security and shuttle operations to third party operators. In addition, a 10% wage reduction was implemented in March 2009 that affected nearly all employees and in the second half of 2008, there were also significant workforce reductions in the Agriculture segment and in corporate services.

        The increase in pension and other postretirement benefits expense reflects the decrease in value of assets in our defined benefit pension plans combined with a reduction in the discount rate as of January 1, 2009 compared to January 1, 2008.

        The decrease in professional services and other services primarily reflects a reduction in use of outside consultants, in particular legal and a reduction in the cost of compliance with the Sarbanes-Oxley Act of 2002, Section 404.

        Loss on asset disposal for 2009 includes $1.9 million for the settlement payment and forfeiture of a deposit under which we were obligated to purchase certain real estate at the Kapalua Resort. The 2008 loss on asset disposals reflects the write off of excess equipment used it the Resort operations.

        Employee severance expense decreased in 2009 despite the significant increase in headcount reduction because the severance plan covering non-bargaining unit salaried personnel was amended in 2009 to reduce severance benefits. Also, 28% of the employees that we severed in December 2009 were hired by the companies assuming our Agriculture and Resort operations and were therefore not eligible for severance benefits.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management's evaluation of services provided to the operating segments.

  Interest Expense

        Interest expense was $10,452,000 for 2009 compared to $2,436,000 for 2008. In 2009 and 2008, $18,000 and $343,000, respectively, of interest was capitalized to construction projects. Interest expense for 2009 and 2008 include a (credit) charge of $(1,097,000) and $1,160,000, respectively, representing the change in the estimated fair value of the swap agreements entered into in January 2008 (Note 6 to consolidated financial statements). Interest expense for 2009 and 2008 also include credits of $2,200,000 and $7,381,000, respectively, representing the change in the estimated fair value of the derivative liability that was bifurcated from our $40 million convertible notes, and charges for interest accretion of $3,162,000 and $1,230,000, respectively for 2009 and 2008, on the carrying value of the convertible note (Notes 5 and 6 to consolidated financial statements). Our effective interest rate on borrowings was 6.0% for 2009 compared to 4.7% for 2008 and average borrowings were about $12 million less in 2009 compared to 2008. The increase in interest expense was due primarily to the difference in the net fair value credit adjustments and accretion charges for the convertible notes and swap agreements of $100,000 for 2009 compared to $5 million for 2008.

RESORT

	Year Ended December 31,
	2009	2008	change
	(in millions)
Revenues	$29.8	$37.4	$(7.6)
% of consolidated revenues	59%	73%
Operating Loss	$(16.1)	$(19.7)	$3.6

        The Resort segment reported an operating loss of $16.1 million for 2009 compared to an operating loss of $19.7 million for 2008. Resort segment revenues were $29.8 million for 2009 or 20% lower than 2008. The reduced operating loss for 2009 was primarily due to staffing reductions and other cost cutting measures taken in 2009.

        In 2009, financial results for the Resort segment were negatively affected as Maui continued to experience a soft tourism market as visitor days deceased by 7% from 2008 and the number of occupied rooms at the Kapalua Resort decreased by 2% in 2009 compared to 2008 and per person expenditures declined by 7% compared to 2008. Results for 2008 were sharply affected by the decline in visitor counts due to the economic recession in the United States and elsewhere that resulted in inability or hesitation to travel and reduced airline passenger capacity to Hawaii because of airline closures.

  Golf, Retail and Villas

        Revenues from golf operations decreased by 16% and paid rounds of golf decreased by approximately 7% for 2009 compared to 2008. Average green and cart fees decreased by approximately 12% in 2009 compared to 2008. Resort retail sales for 2009 were approximately 13% lower than sales for 2008, reflecting the lower number of occupied rooms and reduced daily expenditures per person.

        Revenues from the Kapalua Villas were approximately 45% lower in 2009 compared to 2008, reflecting a 28% decrease in occupied rooms and a 24% lower average room rate. There were approximately 22% fewer rooms available in 2009, partially reflecting units under renovation under our Kapalua Gold program to upgrade and standardize the units in our rental program. As of December 16, 2009, the operations of the Kapalua Villas and Kapalua Adventures were licensed to a third party and we are now receiving license fees for the use of our trademarks and trade names, rental income for use of administrative and housekeeping space at the Kapalua Resort, and Resort fees per occupied night for access to certain recreational facilities at the Kapalua Resort. Minimum annual rents and license fees are approximately $300,000 and will be accounted for in the Community Development operating segment in 2010.

COMMUNITY DEVELOPMENT

	Year Ended December 31,
	2009	2008	change
	(in millions)
Revenues	$19.9	$11.4	$8.5
% of consolidated revenues	39%	22%
Operating Loss	$(62.6)	$(40.0)	$(22.6)

        The Community Development segment reported an operating loss of $62.6 million for 2009 compared to an operating loss of $40.0 million for 2008. Revenues from this operating segment were $19.9 million for 2009 compared to $11.4 million for 2008. Increased revenues in 2009 were primarily from the sale of real estate inventories. The operating loss from this segment in 2009 and 2008 largely reflects losses from our investment in Bay Holdings. Also in 2009 and 2008, we recorded charges of $14.2 million and $10.6 million, respectively, for the write off of development plans and other project costs that have been abandoned or are not otherwise expected to be recoverable because of the delay of the start of construction of new development projects in the fourth quarter of 2008 caused by, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence (Note 3 to consolidated financial statements).

        Our equity in the losses of Bay Holdings was $47.2 million in 2009 compared to $18.8 million for 2008 which included a charge for $37.8 million representing what we believed to be an other than temporary impairment of our investment in Bay Holdings at the end of 2008. In September 2009, Bay Holdings recorded a $208.8 million charge representing an impairment of the value of the Residences at Kapalua Bay project. We recorded losses from this joint venture of $47.2 million in 2009 and stopped recording our share of Bay Holdings' losses after our investment balance and other amounts advanced to Bay Holdings were reduced to zero, and the estimated remaining obligations to the joint venture were accrued. In June 2009, construction of the Residences at Kapalua Bay project was substantially completed and Bay Holdings closed escrow on 20 whole-ownership units and 88 fractional-ownership units; and construction work was complete by the end of 2009. (Note 4 to consolidated financial statements).

  Real Estate Sales

        Real estate inventory sales in 2009 produced revenues of $12.0 million and pre-tax income of $6.8 million. The 2009 real estate sales included the sale of the last lot in Honolua Ridge Phase II and the sale of 138 acres in two land sale transactions. Our Honolua Ridge Phase II subdivision consisted of 25 agricultural-zoned lots, which began selling in August 2005.

        In 2008, we sold approximately 111 acres of Upcountry Maui property in three land sales transactions and recognized revenues of $4.4 million and pretax income of approximately $4.1 million.

        Real estate development and sales are cyclical and depend on a number of factors (see the risk factor entitled "Real estate investments are subject to numerous risks and we are negatively impacted by the downturn in the real estate market" under Risk Factors in Item 1A above). Results for one period are therefore not necessarily indicative of future performance trends for this segment.

AGRICULTURE

	Year Ended December 31,
	2009	2008	change
	(in millions)
Loss From Discontinued Operations
Before Income Taxes	$(34.9)	$(22.0)	$(12.9)

        On November 2, 2009, our Board of Directors authorized the cessation of all pineapple operations by December 31, 2009. Our Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations and prior period amounts are restated for comparability. The loss from discontinued operations for 2009 includes net charges of $22.8 million related to the sale or other disposition of the Agriculture segment assets, employee severance and cancellation of contracts.

LIQUIDITY AND CAPITAL RESOURCES

  Debt Position

        At December 31, 2009, our total debt, including capital leases, was $97.0 million, a decrease of $40.0 million from December 31, 2008. At December 31, 2009, we had $1.9 million in cash and $13.5 million in available lines of credit. The decrease in outstanding borrowings in 2009 was due to proceeds of $45 million from the March 2009 sale of the PGC being applied to partially repay our revolving line of credit with Wells Fargo and certain other lenders (Note 8 to consolidated financial statements).

        Our cash outlook for the next twelve months and ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market and raising new equity capital. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we currently have a commitment to purchase the spa, beach club improvements and the sundry store (the "Amenities") from Bay Holdings at actual construction costs of approximately

$35 million. We are in discussions with the other members of Bay Holdings to negotiate the terms of the purchase and sale agreement including the purchase price and payment terms, and are discussing whether we will even be required to purchase the Amenities. The other members of Bay Holdings are generally open to revisions to the purchase terms or relieving us from our commitment to purchase the Amenities in return for our best efforts to continue to operate the Amenities; however, final terms of the purchase of the Amenities remain to be resolved with the other members and lenders of Bay Holdings. In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 Ladies Professional Golf Association (LPGA) event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through October 2010 and we expect to pay $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. In addition, in September 2009, M. Yamamura and Sons, Inc. ("Yamamura") filed a lawsuit against us alleging that we materially breached the Maui Gold Pineapple Planting and Fruit Purchase Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for us, and that we unilaterally restricted and impaired the value of Yamamura's benefits under the agreement. We are also subject to other commitments and contingencies that could negatively impact our future cash flows, as described in Note 16 to our consolidated financial statements. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives discussed below in order to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

        In response to these circumstances, we are undertaking several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. In December 2009, we entered into agreements with third parties to assume the operation and management of The Kapalua Villas, the Kapalua Adventures activities and the security and shuttle operations for the Kapalua Resort. We also discontinued operations of our Agriculture segment as of December 31, 2009 and consummated agreements with an unrelated closely held company to continue growing and marketing our Maui Gold® pineapple. Further, we have renegotiated real estate purchase and other agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees) into 2010 and later. We have taken several other actions to reduce cash outflows including reducing our total number of employees from approximately 800 at December 31, 2008 to 260 at the end of 2009, as well as other measures to reduce operating expenses. We are also actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt. In December 2009, we filed a registration statement to initiate an equity financing transaction.

Revolving Line of Credit with American AgCredit, FLCA

        We have a $25 million revolving loan that is secured by certain parcels of our real property on Maui that matures in March 2011 (as amended). Commitment fees of 0.40% are payable on the unused portion of the revolving facility. The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million, maximum total liabilities of $240 million, and limitations on capital expenditures. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%. At December 31, 2009, $25 million was outstanding under our revolving loan agreement with AgCredit.

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

        In November 2007, we entered into a $90 million revolving line of credit secured by approximately 1,437 acres of our West Maui land. All outstanding principal and accrued interest was scheduled to be due on November 13, 2009. In March 2009, we sold the PGC for $50 million (Note 8 to consolidated financial statements), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, we amended the line of credit agreement to extend the maturity date to March 13, 2010 and, accordingly, classified the remaining outstanding principal of $32.8 million as a noncurrent liability at December 31, 2008 in the consolidated balance sheet.

        In October 2009, the line of credit agreement was amended and restated. The agreement principally increases the secured revolving line of credit from $45 million to $50 million, extends the maturity date of the credit agreement from March 2010 to March 2011, and re-sets financial covenants. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%. The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million and maximum total liabilities of $240 million. There are no commitment fees on the unused portion of the revolving facility and interest is due monthly. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default. At December 31, 2009, we had irrevocable letters of credit totaling $1.6 million that were secured by this loan facility, $34.9 million outstanding and $13.5 million available for borrowing.

Fixed Rate Swap Agreement

        In January 2008, we entered into a fixed interest rate swap agreement with Wells Fargo Bank, the effect of which was to convert variable-rate interest expense, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest expense based on a 2-year fixed LIBOR rate. The interest rate swap enabled us to lock-in an average interest rate of 2.9% before applicable spreads for approximately two years on $55.0 million of outstanding variable rate revolving balances (Note 6 to consolidated financial statements). Our fixed rate swap agreement terminated in January 2010.

Private Placement of Convertible Notes

        On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The financing resulted in net proceeds to us of approximately $38.4 million, after deducting the placement agent fee and approximately $300,000 in legal and accounting expenses relating to the financing. The net proceeds from this financing were used to re-pay $28.0 million of debt under our revolving lines of credit with interest rates that floated with the prime rate and a $9.7 million 6.93% fixed rate term loan that matures in 2026 (see Note 5 to our consolidated financial statements). The remaining net proceeds of approximately $800,000 were used to fund our working capital.

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

        The convertible notes are secured by a security interest in the form of and with respect to the following property, referred to as the "Real Property Collateral":

  •
  a first priority lien on our Kahului property, with up to 30% of all proceeds realized from any sale of the headquarters being placed in a collateral account for the repayment of the convertible notes;

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

        We have also agreed to deposit into the collateral account up to 10% of any proceeds or distributions realized from our equity interest in Bay Holdings, and up to 50% of any proceeds or distributions realized from our equity interest in W2005 Kapalua/Gengate Hotel Holdings L.L.C. All liens placed on the Real Property Collateral will be released by the investors at such time as at least 80% of the outstanding principal and accrued interest owing under the convertible notes has been deposited into the collateral account. In addition, all cash deposited into the collateral account shall be released back to us if and when the convertible notes are converted into shares of our common stock.

        Our ability to continue to meet our financial covenants through 2010 as required by the debt agreements discussed above is highly dependent on selling certain real estate assets in a difficult market and raising new equity capital.

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

        On October 3, 2008, we disclosed that Lehman ceased funding under the construction loan agreement following Lehman's bankruptcy filing on September 15, 2008. As a result of Lehman's failure to provide continued construction financing as required under the construction loan agreement, we and other members of Bay Holdings agreed to advance funds to Kapalua Bay in order to continue construction of the project. Since Lehman's bankruptcy, the Syndicate Lenders and Swedbank continued to provide funding.

        On February 11, 2009, Kapalua Bay, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, the aggregate amount that Kapalua Bay may borrow, including amounts previously funded under the loan agreement is approximately $354.5 million. In December 2009, Bay Holdings amended the Amended Loan Agreement to extend the maturity date of the principal payment of $45.7 million that was previously due in February 2010 to December 2010. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the Amended Loan Agreement to provide available funding until the Project is completely sold out. (Note 4 to consolidated financial statements).

        The full amount advanced under the Amended Loan Agreement will continue to be secured by a mortgage on the project assets, including the land owned by Kapalua Bay upon which the project is being constructed. The amounts which may be borrowed under the Amended Loan Agreement are not revolving in nature and amounts repaid may not be subsequently advanced.

        We and the other members of the joint venture continue to guarantee to the lenders completion of the project and each member's pro rata share of costs and losses incurred by the lender as a result of the occurrence of specified triggering events during the term of the Amended Loan Agreement. The members' guarantee to the lender does not include payment in full of the loan. We have recognized a liability representing the estimated fair value of our obligation under these provisions.

  Operating Cash Flows

        Net cash used in operating activities for 2009 and 2008 was $15.9 million and $45.1 million, respectively. Net cash used in operating activities for 2009 was principally due to operating cash used by our Agriculture (discontinued in 2009) and Resort segments offset by cash provided by real estate inventory sales in our Community Development segment. The decrease in net cash used in operating activities is primarily due to staff reductions and other cost-cutting measures implemented in 2009, and cash from sales of real estate inventories which was approximately $11.8 million in 2009 compared with $7 million in 2008.

        Taxes and interest paid in 2009 and 2008 was $3.2 million and $0.2 million, respectively. These amounts are net of tax refunds received in 2009 and 2008 of $5.2 million and $4.2 million, respectively.

  Investing and Financing Cash Flows

        Cash provided by investing and financing activities in 2009 included the following significant transactions:

  •
  Sale of the PGC produced cash proceeds of $48.1 million.

  •
  Sale of miscellaneous equipment that had been used in our operations produced cash of $634,000.

  •
  Sale of two properties that were used in operations produced cash proceeds of $2.8 million.

        Cash used in investing and financing activities in 2009 included the following significant transactions:

  •
  Net payments of long-term debt were $42.9 million as $45 million of proceeds from sale of the PGC were applied to pay down outstanding borrowings.

  •
  Cash outflow, primarily for replacement of equipment and facilities in our Resort and Community Development segments totaled $1.2 million.

        Cash provided by investing and financing activities in 2008 included the following significant transactions:

  •
  Issuance of senior secured convertible notes provided net cash proceeds of $38.4 million.

  •
  Sale leaseback transactions of some of our autos, trucks and golf equipment provided cash proceeds of approximately $2 million.

        Cash used in investing and financing activities in 2008 included the following significant transactions:

  •
  Cash contributions of $7.8 million were made to Bay Holdings pursuant to cash calls; and a member loan of $3.6 million was made to supplement other funds to continue construction in October 2008 after the default by the primary lender on the project.

  •
  Cash outflow for the completion of major capital projects included in fixed assets was $13.9 million.

  •
  We repaid a $9.7 million term loan that was due through 2026 with proceeds from the senior secured convertible notes issued in July 2008; and we repaid $6.5 million of equipment loans due through 2013 with proceeds from our revolving credit facilities.

  Future Cash Inflows and Outflows

        Our plans for 2010 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds of approximately $38 million, which may be used to repay outstanding indebtedness and for general working capital. In addition, we may seek to raise capital by conducting an equity financing, which may be used to repay outstanding indebtedness and to provide general working capital. There can be no assurance that we will be able to sell any of our real estate assets or consummate an equity financing on acceptable terms, or at all.

        Contributions to our defined benefit pension plans are expected to be approximately $2.4 million in 2010.

        In 2010, we expect to incur about $4.2 million for completion of the PGC irrigation system as per our agreement with the owner of the golf course (Note 8 to consolidated financial statements). Other capital expenditures are expected to be incurred only as critically necessary.

Contractual Obligations

        The following summarizes our contractual obligations as of December 31, 2009 (in thousands):

		Payment due by period (years)
Contractual Obligations	Total	Less Than 1	1 - 3	4 - 5	After 5
Long-term debt(1)	$99,900	$—	$59,900	$40,000	$—
Capital lease obligations (including interest)	2,712	2,083	616	13
Interest on long-term debt(2)(7)	15,210	8,053	5,878	1,279	—
Operating leases(3)	1,585	761	709	115	—
Purchase commitments(3)(6)	2,309	278	477	1,554	—
Other long-term liabilities(4)(5)(7)	12,961	8,812	2,433	939	777

Total	$134,677	$19,987	$70,013	$43,900	$777

(1)
Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our December 31, 2009 balance sheet as long-term debt of $34,324,000 and other accrued liabilities (derivative liability) of $489,000. The purchasers of the notes have the right to require redemption on the third anniversary of the purchase (July 2011), but the notes have a stated five year maturity. Note 5 to our consolidated financial statements.

(2)
Future interest payments on long term debt were calculated assuming that future interest rates equal the rates at December 31, 2009.

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

(5)
We account for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740. We have not provided a detailed estimate of the timing of payments amounting to $899,000 due to the uncertainty of when the related tax settlements are due.

(6)
We have a commitment to purchase the Amenities from Bay Holdings at actual construction cost, which is currently estimated to be approximately $35 million. The terms of the purchase are currently being negotiated between the members and the commitment is not included in the table above because the timing and amount of the payment is uncertain.

(7)
In connection with the sale of the PGC, we entered into an agreement to leaseback the PGC for two years for an annual net rental payment of $4 million. The agreement also requires us to replace the irrigation system at the PGC, subject to a cap of $5 million, prior to the end of the two year lease term. The sale and leaseback has been accounted for as a financing transaction, and, accordingly, a portion of each monthly rental payment is charged to interest expense. The portion of the rental payments which will represent a reduction of the noncurrent obligation is included in this line in the table above. The interest component has been included in Interest on Long-Term Debt in the table above and the expected expenditures for the irrigation system replacement are included in Other Long-Term Liabilities. We have various unsettled contractual obligations with regard to our now terminated Agriculture segment operations and have recorded our best estimate of the potential loss of $3.3 million, which is included in contract termination accruals in the consolidated balance sheet.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to our consolidated financial statements (included in Item 8). The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the consolidated financial statements are as follows:

  •
  Our investment in Bay Holdings was written down to zero at December 31, 2009 to recognize an other-than-temporary impairment and to record losses incurred by Bay Holdings in the third quarter of 2009. In 2008 and 2009, we recorded impairment charges totaling $59.1 million, and in 2009 we recorded equity in losses of Bay Holdings of $25.9 million. The equity in losses that we recorded was limited to the remaining carrying value of the investment on our consolidated balance sheet and our estimated share of completion and recourse guarantees. Bay Holdings recorded losses of $246 million in 2009 which included a $208.8 million charge to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale. The impairment loss reflects higher estimated default rates on actual whole and fractional unit closings than was previously anticipated, and also reflects a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduced the expected margins on the unsold units. In determining the fair value of this investment and assessing whether any identified impairment was other-than-temporary, significant estimates and considerable judgment were involved. These estimates and judgments were based, in part, on our current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. The impairment losses recorded by Bay Holdings required Bay Holdings' management to estimate total sales revenues that will be received by the project, as well as estimating the number of buyers of units from which nonrefundable deposits have been received that will not close on the purchase of their units. Changes in these and other assumptions could affect the projected operational results of Bay Holdings and, accordingly, may require valuation adjustments to our investment in Bay Holdings that could materially impact our financial condition or our future operating results.

  •
  Our long-lived assets are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Management has evaluated certain long-lived assets for impairment, and has recognized impairment charges related to deferred development costs of $14.2 in 2009 and $10.6 million in 2008 for costs that are not expected to be recovered due to the delay of the start of construction of new development projects and by the decision to not proceed with certain projects in 2009 and 2008 caused by, among other things, the economic recession, a worsening credit market, reduced demand for real estate, and declining consumer confidence. These asset impairment loss analyses contain uncertainties because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, our financial condition or future operating results could be materially impacted.

  •
  We have a derivative liability related to $40 million of senior secured notes that are convertible into shares of our common stock that is recorded at fair value and interest rate swap agreements that were designed to reduce future cash flow variability that is also recorded at fair value. The fair values are calculated using "level 2" inputs as defined in ASC Topic 820. While management believes that the inputs are reasonable and consistent, the fair values recorded can vary significantly depending on the assumptions made.

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Community Development segment, totaled $7.6 million at year-end 2009. Based on our future development plans for the Kapalua Resort and other properties such as Kapalua Mauka, The Village at Kapalua, Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Pension expense for our two defined benefit pension plans utilize actuarial estimates of employees' expected service period, age at retirement, and compensation levels, as well as estimates as to employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees' life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. As of December 31, 2009, the fair value of the assets of our defined benefit plans totaled approximately $38.6 million, compared with $31.7 million as of December 31, 2008. The recorded net pension liability was approximately $21.4 million as of December 31, 2009, compared to a net pension liability of $28.0 million as of December 31, 2008.

  •
  Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

  •
  Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. As of December 31, 2009, valuation allowances of $71 million have been established primarily for tax credits, net operating loss carryforwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

  •
  Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 16 to our consolidated financial statements.

  •
  See Note 1 to consolidated financial statements for a full description of the impact of recently issued accounting standards including the expected dates of adoption and estimated effects on our results of operations and financial condition.

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
Kahului, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted new accounting guidance impacting its revenue recognition on sales of condominiums effective on January 1, 2008.

        The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations and deficiency in stockholders' equity at December 31, 2009 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 26, 2010

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2009	2008
	(in thousands except share amounts)
OPERATING REVENUES
Product revenues	$24,884	$18,418
Service revenues	25,470	32,636

Total Operating Revenues	50,354	51,054

OPERATING COSTS AND EXPENSES
Cost of product revenues	9,700	5,606
Cost of service revenues	38,182	40,596
Selling and marketing	3,855	9,453
General and administrative	20,198	29,333
Impairment—deferred development costs (Note 3)	14,286	10,634

Total Operating Costs and Expenses	86,221	95,622

Operating Loss	(35,867)	(44,568)
Equity in losses of affiliates (Note 4)	(47,187)	(18,839)
Interest expense	(10,452)	(2,436)
Interest income	492	553

Loss from Continuing Operations Before Income Taxes	(93,014)	(65,290)
Income Tax Benefit	(4,583)	(11,714)

Loss from Continuing Operations	(88,431)	(53,576)
Loss from Discontinued Operations (Note 7) (net of income tax benefit of $46 and $1,202)	(34,850)	(25,820)

NET LOSS	(123,281)	(79,396)
Pension Benefit Adjustment net of taxes of $0	13,350	(16,778)

COMPREHENSIVE LOSS	$(109,931)	$(96,174)

LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(11.00)	$(6.73)
Discontinued Operations	(4.33)	(3.25)

Net Loss	$(15.33)	$(9.98)

Average Common Shares Outstanding
Basic and Diluted	8,041,403	7,959,472

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,881	$13,668
Accounts receivable, less allowance of $452 and $658 for doubtful accounts	3,684	5,509
Refundable income taxes	4,331	4,662
Inventories
Pineapple products	—	807
Real estate	1,721	3,254
Merchandise, materials, and supplies	1,666	5,676
Prepaid expenses and other assets	377	600
Assets held for sale (Note 2)	15,227	18,963

Total Current Assets	28,887	53,139

PROPERTY
Land	8,608	9,905
Land improvements	56,899	57,131
Buildings	52,092	57,290
Machinery and equipment	23,208	82,814
Construction in progress	4,096	5,102

Total Property	144,903	212,242
Less accumulated depreciation	60,189	96,002

Net Property	84,714	116,240

INVESTMENT IN AFFILIATES	—	41,683
OTHER ASSETS	14,447	37,138

TOTAL	$128,048	$248,200

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$45,000
Current portion of capital lease obligations	1,817	1,050
Trade accounts payable	6,581	8,183
Payroll and employee benefits	4,947	5,525
Income taxes payable	2,626	1,492
Deferred revenues	4,267	—
Contract termination accruals	3,300	—
Other accrued liabilities	4,505	6,334

Total Current Liabilities	28,043	67,584

LONG-TERM LIABILITIES
Long-term debt	94,224	88,959
Capital lease obligations	600	1,982
Accrued retirement benefits	28,076	43,798
PGC deferred credit (Note 8)	46,338	—
Other noncurrent liabilities	7,708	14,189

Total Long-Term Liabilities	176,946	148,928

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock—no par value, 23,000,000 and 9,000,000 shares authorized, 8,087,334 and 8,021,248 shares issued and outstanding	35,437	34,791
Additional paid in capital	9,019	8,363
Retained earnings (Accumulated deficit)	(116,723)	6,558
Accumulated other comprehensive loss	(4,674)	(18,024)

Stockholders' Equity (Deficiency)	(76,941)	31,688

TOTAL	$128,048	$248,200

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

For the Two Years Ended December 31, 2009

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings
	Shares	Amount				Total
Balance, January 1, 2008	7,959	$34,168	$6,769	$90,576	$(1,246)	$130,267
Cumulative impact of adoption of accounting principle, net of tax				(4,622)		(4,622)
Pension benefits adjustment (Note 10)					(16,778)	(16,778)
Stock option exercises	1	14				14
Share-based compensation expense			2,752			2,752
Vested restricted stock issued	93	1,107	(1,107)			—
Shares cancelled to pay tax liability	(32)	(498)				(498)
Tax benefit deficiency from stock compensation			(51)			(51)
Net loss				(79,396)		(79,396)

Balance, December 31, 2008	8,021	34,791	8,363	6,558	(18,024)	31,688
Pension benefits adjustment (Note 10)					13,350	13,350
Share-based compensation expense			1,496			1,496
Vested restricted stock issued	85	840	(840)			—
Shares cancelled to pay tax liability	(19)	(194)				(194)
Net loss				(123,281)		(123,281)

Balance, December 31, 2009	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES
Net Loss	$(123,281)	$(79,396)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,026	13,131
Share based compensation	1,497	2,752
Equity in losses of affiliates	47,187	18,839
Loss on property disposals	3,048	1,256
Deferred income taxes	—	(4,085)
Change in derivative liabilities and accretion of interest	(114)	(4,992)
Impairment charges	17,941	10,634
Changes in operating assets and liabilities:
Accounts receivable	2,059	3,810
Inventories	6,350	1,520
Trade accounts payable	(1,724)	(4,564)
Income taxes payable	1,465	(4,162)
Other operating assets and liabilities	4,675	180

NET CASH USED IN OPERATING ACTIVITIES	(15,871)	(45,077)

INVESTING ACTIVITIES
Purchases of property	(1,201)	(13,909)
Proceeds from disposals of property	3,397	2,222
Contributions to affiliates	—	(8,156)
Proceeds for other assets	1,551	(4,106)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,747	(23,949)

FINANCING ACTIVITIES
Proceeds from long-term debt	22,200	153,400
Payments of long-term debt	(65,100)	(70,304)
Payments on capital lease obligations	(1,166)	(721)
Net proceeds from PGC (Note 8)	48,076	—
Reduction of PGC deferred credit	(1,326)	—
Debt issuance cost and other	(2,347)	(1,672)

NET CASH PROVIDED BY FINANCING ACTIVITIES	337	80,703

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,787)	11,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,668	1,991

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,881	$13,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year:
Interest (net of amounts capitalized)	$8,336	$4,445
Income taxes	$(5,156)	$(4,229)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Property acquired under capital leases was $698,000 and $1,532,000 in 2009 and 2008, respectively.

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $1,331,000 and $1,209,000, at December 31, 2009 and 2008, respectively.

  See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries, primarily Maui Pineapple Company, Ltd. (MPC) and Kapalua Land Company, Ltd. The Company's principal operations include resort operations and real estate development and sales. Significant intercompany balances and transactions have been eliminated. The production and sale of pineapple products was terminated at December 31, 2009 and is reported as discontinued operations in 2009 (see Note 7).

LIQUIDITY

        The Company incurred a loss from continuing operations of $88.4 million and negative cash flow from operations of $15.9 million for the year ended December 31, 2009. Loss from continuing operations included impairment charges totaling $39.2 million related to investment in affiliates, deferred development, and real estate inventories. At December 31, 2009, the Company had borrowings of $96.6 million outstanding; and approximately $13.5 million available under existing lines of credit, $1.9 million in cash and cash equivalents; and a deficiency in stockholders' equity (total liabilities exceeded total assets) of $76.9 million.

        In March 2011, $75 million of the Company's available credit matures, of which $59.9 million was outstanding at December 31, 2009. This credit is comprised of two revolving credit facilities, both of which have financial covenants requiring a minimum of $8 million in liquidity and limitations on new indebtedness. Failure to satisfy any of the covenants or to otherwise default under either of the credit agreements would result in the outstanding borrowings becoming immediately due and would also cause a default under the other credit agreement and the $40 million senior secured convertible notes issued in July 2008. If the Company defaults under the senior secured convertible notes, the holders of such notes may require the Company to redeem the notes, in which case the Company would also be required to pay a redemption premium equal to 115% multiplied by (i) the principal and accrued and unpaid interest under the note, or (ii) the highest closing sale price of the Company's common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of the Company's common stock into which a note is then convertible.

        The Company's cash outlook for the next twelve months and ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and raising new equity capital. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company currently has a commitment to purchase the spa, beach club improvements and the sundry store (the "Amenities") from Kapalua Bay Holdings, LLC ("Bay Holdings") at actual construction costs of approximately $35 million. The Company is in discussions with the other members of Bay Holdings to negotiate the terms of the purchase and sale agreement including the purchase price and payment terms, and are discussing whether the Company will even be required to purchase the Amenities. The other members of Bay Holdings are generally open to revisions to the purchase terms or relieving the Company from its commitment to purchase the Amenities in return for the Company's best efforts to continue to operate the Amenities; however, final terms of the purchase of the Amenities remain to be resolved with the other members and lenders of Bay Holdings. In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 Ladies Professional Golf Association (LPGA) event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through October 2010 and we expect to pay $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. In addition, in September 2009, M. Yamamura and Sons, Inc. ("Yamamura") filed a lawsuit against the Company which alleges that the Company materially breached the Maui Gold Pineapple Planting and Fruit Purchase Agreement (the "Planting Agreement") by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company, and that the Company unilaterally restricted and impaired the value of Yamamura's benefits under the Planting Agreement (see Note 16). The Company is also subject to other commitments and contingencies that could negatively impact its future cash flows as described in Note 16. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

        In response to these circumstances, the Company is undertaking several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million in cash and repaid $45 million of debt. In 2009, the Company concluded the sale of five other real properties that resulted in total cash proceeds (net of selling costs) of $14.5 million, and in October 2009, the Company entered into revised revolving credit agreements. The Company's $45 million line of credit was increased to $50 million, the maturity extended from March 2010 to March 2011, and the minimum liquidity requirement was reduced from $10 million to $8 million. The maturity and liquidity covenant of the Company's $25 million line of credit was similarly amended. In December 2009, the Company entered into agreements with third parties to assume the operation and management of The Kapalua Villas, the Kapalua Adventures activities and the security and shuttle operations for the Kapalua Resort. The Company's Agriculture segment operations were discontinued as of December 31, 2009 and agreements were consummated with an unrelated closely held company to continue growing and marketing the Company's Maui Gold® pineapple (Note 7). The Company has renegotiated agreements to eliminate approximately $6 million of 2009 cash commitments (net of cancellation fees) into 2010 and later. In addition, the Company has taken several other actions to reduce cash outflows including reducing its total number of employees from approximately 800 at December 31, 2008 to 260 at the end of 2009, as well as other measures to reduce operating expenses. The Company is actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt. In December 2009, the Company filed a registration statement to initiate an equity financing transaction.

COMPREHENSIVE INCOME

        Comprehensive income includes all changes in Stockholders' Equity (Deficiency), except those resulting from capital stock transactions. Comprehensive income includes the pension benefit adjustment (see Note 10).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with original maturities of three months or less at the time of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company's financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral generally is required from customers, except for notes receivable taken on real estate sales.

INVENTORIES

        Real estate inventories are stated at the lower of cost or fair value less cost to sell. Real estate inventories include properties developed specifically for sale as well as undeveloped land parcels that the Company has determined will not be developed or used in operations. Merchandise, materials and supplies are stated at cost, not in excess of fair value, using an average cost method. Merchandise inventories are retail inventories held for sale at the Kapalua Resort. Materials and supply inventories include amounts for the Resort segment and at December 31, 2008, the Agriculture segment.

ASSETS HELD FOR SALE

        Assets are reported as held for sale when the assets are being actively marketed and available for immediate sale in their present condition, and the sale is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

INVESTMENT IN AFFILIATES

        Investments in affiliates, partnerships, and limited liability companies, over which the Company exercises significant influence, but not control, are accounted for using the equity method.

        Investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence of a loss in value below the carrying amount. An investment is written down to fair value if the impairment is considered to be other-than-temporary. In evaluating the fair value of an investment, the Company reviews the discounted projected cash flows associated with the investment and other relevant information. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and projected industry and economic trends, among others. In 2009 and 2008, the Company evaluated its investment in Bay Holdings for impairment. As a result of this process, the Company recorded other-than-temporary impairment losses of $21.3 million and $37.8 million, in 2009 and 2008, respectively. In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company's current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans.

OTHER ASSETS

        Deferred costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future development projects.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 25 years. Depreciation expense was $23,494,000 for 2009 and $12,762,000 for 2008.

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

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company accounts for all derivative financial instruments, such as interest rate swap agreements and the derivative liability related to its convertible debt, by recognizing the derivative on the balance sheet at fair value, regardless of the purpose or intent of holding them. Changes in the fair value are recognized in interest expense.

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The over-funded or under-funded status of the Company's defined benefit postretirement plans are recorded as an asset or liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end.

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

REVENUE RECOGNITION

        Product revenues primarily include the sales of retail merchandise at the Kapalua Resort and sales of real estate inventories. Service revenues primarily include revenues from golf course operations, revenues from the Kapalua Villas rental program, lease revenues and real estate commission income.

        Sales of real estate are recognized as revenues in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. The Company uses the percentage-of-completion method to recognize revenues and profits from the sale of residential land parcels where the Company is obligated to construct improvements (roads, sidewalks, drainage, and utilities) after the closing of the sale. Under this method, revenues are recognized over the construction improvement period on the basis of costs incurred as a percentage of expected total costs to be incurred. Bay Holdings also used the percentage-of-completion method for its sales of condominiums (see Note 4), until construction was substantially completed in June 2009.

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

INTEREST CAPITALIZATION

        Interest costs are capitalized during the construction period of major capital projects. Interest costs incurred in 2009 and 2008 were $10,470,000 and $2,779,000, respectively, of which $18,000 and $343,000, respectively, were capitalized.

ADVERTISING

        The costs of advertising activities are expensed as incurred. Advertising costs are included in shipping and marketing costs in the consolidated statements of operations. Advertising expense totaled $1,443,000 in 2009 and $3,765,000 in 2008.

LEASES

        Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of property under capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis over the life of the lease.

INCOME TAXES

        The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (see Note 13).

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

SHARE-BASED COMPENSATION PLANS

        The Company accounts for share-based compensation, including grants of employee stock options, as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates.

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's future operations or financial results include, but are not limited to, the following: continued unfavorable economic conditions in Hawaii and the mainland United States that result in a further decline in the market demand for the Company's products and services; numerous risks related to the Company's investments in real property which could be impacted by unfavorable economic conditions, interest rates, and availability of financing; untimely completion of land development projects within forecasted timing and budget; inability to obtain land use entitlements at a reasonable cost; unfavorable legislative decisions by the County of Maui; the cyclical market demand for luxury real estate on Maui; increased competition from other luxury real estate developers on Maui; the Company's limited guarantees to complete development of the Residences at Kapalua Bay project; failure of joint venture partners to perform; environmental regulations; adverse weather conditions and natural disasters; inability to find a title sponsor for the Company's LPGA or other events; availability of reliable and low-cost transportation to serve customers; being located apart from the United States mainland makes the Company more sensitive to economic factors; failure to comply with restrictive financial covenants in the Company's credit arrangements; an inability to achieve the Company's short and long-term goals and cash flow requirements; future impairment charges of long-lived assets or investments; and inadequate internal controls.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46R (not yet incorporated into the ASC). FASB Statement No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise's involvement in a variable interest entity. FASB Statement No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB Statement No. 167 is effective beginning January 1, 2010. The Company is currently reviewing the effect of FASB Statement No. 167 will have on its consolidated financial statements.

LOSS PER COMMON SHARE

        Basic loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

        Potentially dilutive shares arise from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt (see Note 5). The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options assuming that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. Convertible debt is assumed to be converted by applying the if-converted method. These amounts were excluded because the options' effect would be anti-dilutive.

	Year Ended December 31,
	2009	2008
Basic	8,041,403	7,959,472
Diluted	8,041,403	7,959,472
Potentially Dilutive	1,333,674	587,902

RECLASSIFICATIONS

        Deferred revenues included in the consolidated balance sheet at December 31, 2008, were reclassified to other noncurrent liabilities to conform to the presentation in the consolidated balance sheet at December 31, 2009. Stock option exercises included in the consolidated statement of cash flows for the year ended December 31, 2008, were reclassified to Debt issuance cost and other to conform to the presentation in the consolidated statement of cash flows for the year ended December 31, 2009.

2.     ASSETS HELD FOR SALE

        At December 31, 2009 and 2008, assets held for sale included the Company's property in Kahului, Maui (27 acres). These assets include the site of the current administrative offices, the former corporate office, and the former agriculture facilities. In 2009, these parcels were written down to their estimated fair value less cost to sell, resulting in impairment charges of $3.7 million (Note 6). At December 31, 2009, assets held for sale also included equipment formerly used in the Company's Agriculture operations that met the criteria of held for sale.

3.     OTHER ASSETS

        Other Assets at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(in thousands)
Deferred costs	$9,445	$25,436
Notes receivable from real estate and other sales	1,886	1,076
Note receivable from affiliate	—	3,600
Deferred compensation plan contributions	—	3,095
Other	3,116	3,931

Total	$14,447	$37,138

        In the fourth quarter of 2008, due to uncertainty in the real estate markets and to cash flow constraints, the Company delayed the start of construction of new development projects until internal and external conditions improve. Deferred development costs and construction in progress totaling $10.6 million were written off in the fourth quarter of 2008. Costs written off consisted of development plans that were abandoned and other pre-development work that is not expected to benefit existing projects and is not recoverable. In 2009, additional deferred development costs totaling $14.2 million were written off as changing market conditions resulted in several development plans being considered by management as unfeasible as designed.

        In 2009, the Company's note receivable from Bay Holdings of $3.6 million was written down to zero as the Company does not expect to recover any amounts from Bay Holdings. See Note 4.

        The Company maintained a non-qualified deferred compensation plan whereby management could make pre-tax deferrals of their salary and any cash bonus. Effective December 31, 2008, the plan ceased operations and all of the funds in the plan were distributed to the participants in February 2009.

4.     INVESTMENT IN AFFILIATES

        The Company's investment in affiliates consists of the following as of December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Kapalua Bay Holdings, LLC	$-0-	$41,683

        The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC, ("Kapalua Bay"). The other members of Bay Holdings through wholly owned affiliates are Marriott International Inc. ("Marriott"), 34%, and Exclusive Resorts LLC (ER), 15%. A 41% shareholder and director (as of December 31, 2009) of the Company through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings and as such manages the day-to-day affairs of the entity. Profits and losses of Bay Holdings are allocated in proportion to the members' ownership interests, which approximate the estimated cash distributions to the members.

        Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment in Bay Holdings at historical cost, which was nominal because it was acquired in the early 1900s, and Bay Holdings recorded the contribution at its fair value of $25 million. The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions are not the culmination of an earnings process. Through December 31, 2009, the Company has made cash contributions to Bay Holdings of $53.2 million and an unsecured loan of $3.6 million, which incurred interest at 16%. These amounts are not expected to be recovered and have been written off (see below).

        Bay Holdings constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Bay Holdings. The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that comprise the Residences at Kapalua Bay project. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method and in June 2009, the six residential buildings comprised of 146 residences were substantially completed. In 2009, 20 (84 total) whole-ownership and 88 (total 744) fractional units closed escrow; and as of year-end 2009, the construction work was completed.

        In September 2009, Bay Holdings recorded an impairment loss totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale. The impairment loss reflects higher default rates on actual whole and fractional unit closings than was anticipated once construction was completed in June 2009, and also reflects a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduces expected margins for those remaining units. The Company's equity in the losses of Bay Holdings for 2009 and 2008 was $47.2 million (including an impairment charge of $21.3 million recorded by the Company in June 2009) and $18.8 million (including an impairment charge of $37.8 million recorded by the Company in December 2008), respectively. The equity in the losses of Bay Holdings recorded by the Company in 2009 was limited to the remaining investment carrying value on the Company's consolidated balance sheet including its unsecured loan to Bay Holdings of $3.6 million and the Company's estimated share of its completion and recourse guarantees which resulted in the Company recording a liability for its potential estimated liability. The construction work was complete by year-end 2009, however, the completion guaranty will remain in place until the cost for all construction work has been settled and paid. The Company has no funding commitments relating to Bay Holdings beyond this amount. As a result, the Company's carrying value of its investment in Bay Holdings and its $3.6 million loan due from Bay Holdings were written down to zero and, accordingly, the Company does not expect to recover any amounts from its investment in Bay Holdings. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the recognized income attributable to Bay Holdings exceeds the accumulated losses.

        As of January 1, 2008, Bay Holdings adopted ASC Topic 360-20-40-50 through 55, which changed the manner in which Bay Holdings recognized revenues from its sales of condominium units. The cumulative effect of adopting this guidance of $12.5 million was recorded as a reduction to Bay Holdings' January 1, 2008 retained earnings, and the Company recorded its proportionate share of this adjustment of $4,622,000 (net of income tax effect) to its opening retained earnings for 2008.

        In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. ("Lehman") for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman's commitment under the loan agreement was approximately 78% of the total. The loan was collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the condominium unit sales contracts.

        On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As a result of Lehman's failure to comply with the loan agreement, the members of Bay Holdings advanced funds to the joint venture, which, when combined with funding received from lenders other than Lehman under the loan agreement, were sufficient to pay minimum progress payments due to the general contractor.

        On February 11, 2009, Kapalua Bay, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, the aggregate amount that Kapalua Bay may borrow, including amounts previously funded under the loan agreement is approximately $354.5 million. In December 2009, Bay Holdings amended the Amended Loan Agreement to extend the maturity date of the principal payment of $45.7 million that was previously due in February 2010 to December 2010. Bay Holdings' failure to repay amounts when due could result in all of its outstanding borrowings under the Amended Loan Agreement becoming immediately due and payable. Bay Holdings' ability to make the December 2010 debt payment as scheduled is dependent on its ability to generate sufficient cash flows from fractional and whole unit closings. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the Amended Loan Agreement to provide available funding until the Project is completely sold out.

        Summarized balance sheet and operating information for Bay Holdings as of December 31, 2009 and 2008 and for the years then ended are as follows:

	2009	2008
	(in thousands)
Restricted cash	$18,487	$8,688
Real estate inventories	226,152	0
Project development costs	—	358,413
Other assets, net	38,469	161,274

Total Assets	$283,108	$528,375

Construction loan payable	$332,482	$279,318
Other liabilities	20,253	62,491

Total Liabilities	$352,735	$341,809

Members' Capital (Deficiency)	$(69,627)	$186,566

	2009	2008
	(in thousands)
Revenues	$(49,075)	$122,218
Costs and expenses	207,118	90,993

Net Income (Loss)	$(256,193)	$31,225

        Due to the current economic environment, Bay Holdings significantly increased the allowance for default reserves in 2009, which more than offset revenues, resulting in negative revenues in 2009. Costs and expense include an impairment charge of $208.8 million for the year ended December 31, 2009.

5.     FINANCING ARRANGEMENTS

        During 2009 and 2008, the Company had average borrowings outstanding of $99.6 million and $111.5 million, respectively, at average interest rates of 5.4% and 5.0%, respectively. At December 31, 2009, the Company had unused long-term credit lines of $13.5 million.

        Long-term debt at December 31, 2009 and 2008 consisted of the following (interest rates represent the rates at December 31):

	2009	2008
	(in thousands)
Revolving loans, 5.5% and 3.25% to 3.48%	$59,900	$102,800
Senior Secured Convertible Notes 5.875%	34,324	31,159

Total	94,224	133,959
Less current portion	—	45,000

Long-term debt	$94,224	$88,959

        In November 2007, the Company entered into a $90 million revolving line of credit secured by approximately 1,437 acres of the Company's West Maui land. All outstanding principal and accrued interest was scheduled to be due on November 13, 2009. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 8), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, the Company amended the line of credit agreement to extend the maturity date to March 13, 2010 and, accordingly, classified the remaining outstanding principal of $32.8 million as a noncurrent liability at December 31, 2008 in the consolidated balance sheet.

        In October 2009, the line of credit agreement was amended and restated. The agreement principally increases the secured revolving line of credit from $45 million to $50 million, extends the maturity date of the credit agreement from March 2010 to March 2011, and re-sets financial covenants. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%. The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million and maximum total liabilities of $240 million. There are no commitment fees on the unused portion of the revolving facility and interest is due monthly. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. At December 31, 2009, the Company had irrevocable letters of credit totaling $1.6 million that were secured by this loan facility.

        The Company has a $25 million revolving loan that is secured by certain parcels of the Company's real property on Maui that matures in March 2011 (as amended). Commitment fees of 0.40% are payable on the unused portion of the revolving facility. The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million, maximum total liabilities of $240 million, and limitations on capital expenditures. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%.

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

        The convertible notes are convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes. The conversion price is subject to (i) standard weighted-average anti-dilution protection, and (ii) to an automatic reset 18 months following the closing of the financing at the lower of the then current conversion price and 115% of the closing bid price of the common stock as reported on the NYSE on the adjustment date; provided, that, with respect to the reset adjustment, in no event shall the conversion price be reset below $30.00 per share. The convertible notes are not convertible to the extent that their conversion would cause the holder to be the beneficial owner of more than 4.99% of the Company's common stock immediately after giving effect to such conversion. The convertible notes are secured by specified assets of the Company.

        Further, if an adjustment to the conversion price would result in any investor owning in excess of (i) such investor's FIRPTA Cap (as defined in the convertible notes) on an as-converted basis (without regard for any limitations of conversion set forth in the convertible notes) or (ii) the Exchange Cap Allocation (as defined in the convertible notes), then in lieu of the full anti-dilution adjustment, the conversion price will be reduced to the conversion price that would result in such note being convertible into such number of shares of common stock equal to the lower of the investor's FIRPTA Cap or Exchange Cap Allocation, as applicable (without regard to any limitations on conversion set forth in the convertible note), and, in addition, no later than five business days following the date of conversion of the convertible note, such investor shall receive a cash payment from the Company equal to the product of (x) the closing bid price of our common stock on such conversion date and (y) the number of shares of common stock in excess of such FIRPTA Cap or Exchange Cap Allocation, as applicable, that would have otherwise been issuable without regard to such limitation and any other limitations on conversion set forth in the convertible note.

        The convertible notes mature on July 15, 2013. However, at any time after the second anniversary of the closing, the Company has the right, but not the obligation, to require the investors to convert their convertible notes into shares of its common stock at the then applicable conversion price if the average of the daily volume weighted-average price of the Company's common stock is 175% of the conversion price then in effect for 20 out of 30 consecutive trading days.

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

        Additionally, the convertible notes may become immediately due and payable upon an "event of default," as defined in the convertible notes, such as the suspension from trading on the NYSE for more than 10 days in any 365-day period, failure to pay convertible notes timely or to pay amounts due under the agreement, or bankruptcy. If a convertible note is redeemed in connection with an event of default, the Company may be required to pay a redemption premium, in which case the redemption amount would equal 115% multiplied by (i) the principal and accrued and unpaid interest under the convertible note, or (ii) the highest closing sale price of the Company's common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of the Company's common stock into which a convertible note is then convertible.

        The conversion features of the convertible notes including the make-whole premium ("conversion features") gave rise to an embedded derivative instrument that is required to be accounted for separately. Accordingly, the Company bifurcated the fair value of the conversion features of the convertible notes which was determined to be $10.1 million on July 28, 2008, and was recorded as a derivative liability carried at fair value, with changes in fair value being recorded in earnings. At December 31, 2009 and 2008, the fair value of the derivative liability was approximately $489,000 and $2.7 million, respectively, and the $2.2 million and $7.4 million reduction in fair value for 2009 and 2008, respectively, was recorded as credits to interest expense. As a result of the bifurcation, the carrying value of the convertible notes at inception was $29.9 million which is being accreted to interest expense using the effective interest method to the stated value of the convertible notes of $40 million over the three-year term of the Notes. For 2009 and 2008, such accretion was $3.2 million and $1.2 million, respectively, and is recorded as interest expense.

        A $9.7 million term loan and $6.5 million of equipment loans were repaid in 2008 with proceeds from the convertible debt and the revolving loans.

        Maturities of long-term debt are as follows: $59,900,000 in 2011 and $34,324,000 in 2013.

6.     FAIR VALUE

        The Company adopted ASC Topic 820-10 (formerly, FASB Statement No. 157, Fair Value Measurements), on January 1, 2008 for its financial assets and liabilities, and on January 1, 2009 for its nonfinancial assets and liabilities, and there was no material impact to the consolidated financial statements. ASC Topic 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC Topic 820-10 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.

  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

  Level 3: Unobservable inputs that are not corroborated by market data.

        In July 2008, the Company issued $40 million in senior secured notes that are convertible into the Company's common stock (see Note 5). The conversion features related to the notes that gave rise to a derivative liability is recorded at fair value as of December 31, 2009 and 2008.

        In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements is to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to fixed-rate interest of approximately 4.4% based on a 2-year fixed LIBOR rate. The transactions were not designated as hedges, and accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense. The interest rate swap agreements expired in January 2010.

        Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	12/31/09	12/31/08
		(in thousands)
Interest rate swap agreements	Other current liabilities	$63	$1,160
Derivative liability related to convertible debt	Other current liabilities	489	2,689

(1)
Fair value measurements derived using significant other observable inputs (Level 2).

		Amount of gain or (loss) recognized on derivative
		Year Ended
	Location of gain or (loss) recognized in statement of operations
Derivatives not designated as hedges:		12/31/09	12/31/08
		(in thousands)
Interest rate swap agreements	Interest expense	$1,097	$(1,160)
Derivative liability related to convertible debt	Interest expense	2,200	7,382

        In 2009, assets held for sale, with a carrying value of $14,753,000 were written down to the lower of net book value or estimated fair value less costs to sell of $11,098,000 (based on Level 3 inputs), resulting in a loss of $3,655,000, which was recorded as an impairment loss (see Note 2). The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well as other market information. In 2009, Agriculture segment fixed assets with a net book value of approximately $10.9 million were depreciated down to estimated fair value of $1.5 million through accelerated depreciation charges after the decision by the Board of Directors to cease all Agriculture operations by year-end, resulting in a loss of $9.4 million. The fair values were estimated based on the fair values of similar assets and other market information on used equipment and vehicles (Level 3 inputs).

        The Company's investment in Bay Holdings, with a carrying amount of $38.4 million, was written down to its estimated fair value of $17.1 million, resulting in an other-than-temporary impairment loss of $21.3 million which was recorded in June 2009 (see Note 4). The fair value was estimated using present value techniques used to discount future cash flows expected to be realized by the Company from future cash distributions of Bay Holdings. In estimating the fair value of this investment, management used inputs it believes would be used by market participants (Level 3 inputs). In September 2009, Bay Holdings recorded an impairment charge of $208.8 million, which reduced the Company's carrying value of its investment in Bay Holdings to zero.

7.     DISCONTINUED OPERATIONS

        In November 2009, the Board of Directors of the Company approved the cessation of all pineapple agriculture operations by December 31, 2009. On December 31, 2009, the Company entered into agreements with Haliimaile Pineapple Company, Limited (HPC), a closely held corporation. The significant terms of these agreements include:

  •
  The sale to HPC of pineapple operating equipment, materials, supplies, and customer lists with a net book value of approximately $3 million for $680,000, to be paid over five years.

  •
  The grant to HPC for a term of 60 years, of the exclusive, non-transferable, world-wide right to use MPC trademarks, trade names, symbols and logos for the sale, marketing and distribution of fresh pineapple grown on Maui. HPC will pay a license fee to the Company based on sales volume that is estimated to be approximately $20,000 to $30,000 annually.

  •
  A lease to HPC of approximately 950 acres and 59,000 square feet of office and warehouse space at market rents totaling approximately $420,000 per year for 20 years with provisions for annual rent increases beginning on January 1, 2014 and an option exercisable through December 31, 2010 to expand the numbers of acres subject to the lease by up to 570 acres.

  •
  An agreement for the Company to provide water to HPC from private water sources to which the Company has contractual rights for the collection, transmission and delivery of non-potable agriculture and irrigation water at actual direct cost to the Company.

  •
  An agreement for HPC to pay MPC a license fee (based on tons harvested) to harvest the existing pineapple crop through June 30, 2011 and fruit grown under an agreement between MPC and a private grower until December 31, 2010.

        The Company's Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations and prior period operating results have been reclassified for comparability. The loss from discontinued operations for 2009 includes charges of $22.8 million related to the sale or other disposition of the Agriculture segment assets, employee severance and cancellation of contracts. The Company recorded an accrual for the severance liability in the amount of $2.5 million which will be paid out through 2011. The revenues and loss before income tax benefit for the discontinued operations were as follows:

	2009	2008
	(in thousands)
Revenues	$18,643	$27,779

Loss from Discontinued Operations	$(34,896)	$(27,022)

8.     REAL ESTATE SALES

        On March 27, 2009, the Company sold the land, improvements, structures and fixtures comprising the PGC for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (the "Ground Lease") to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The Company also entered into an agreement to leaseback the portion of the Plantation Clubhouse comprising the retail shop for a period of five years, which will commence when the Ground Lease expires or is otherwise terminated. The Ground Lease requires the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company's continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC has been accounted for as a financing transaction and, accordingly, the net proceeds received have been recorded as a non-current liability on the consolidated balance sheet and no gain will be recognized until the irrigation system replacement project has been completed. Expected date of completion is December 2010.

        In addition to the PGC, the Company sold two other non-inventory real properties in 2009 and recognized a loss of $784,000 that is included in general and administrative expense and a gain of $399,000 that is included in discontinued operations for the Agriculture segment.

        In 2009, the Company sold real estate inventory which was comprised of three properties including the last lot in Honolua Ridge Phase II, and the Company recognized revenues of $12.0 million and pre-tax profit of $6.8 million.

        In 2008, the Company sold three real estate inventory properties and recognized revenues of $4.4 million and pre-tax gains of $4.1 million.

9.     LEASING ARRANGEMENTS

LESSEE

        The Company has capital leases on equipment which expire at various dates through 2014. At December 31, 2009 and 2008, property included capital leases of $1,469,000 and $3,384,000 (before accumulated amortization of $829,000 and $1,665,000, respectively). Future minimum rental payments under capital leases aggregate $2,712,000 (including $296,000 representing interest) and are payable for the next four years (2010 to 2013) as follows: $2,083,000, $532,000, $84,000 and $13,000.

        The Company has various operating leases which expire at various dates through 2017. Total rental expense under operating leases was $1,277,000 in 2009 and $1,342,000 in 2008. Future minimum rental payments under operating leases aggregate to $1,585,000 and are payable during the next five years (2010 to 2014) as follows: $761,000, $463,000, $247,000, $105,000 and $9,000, respectively, and $0 thereafter.

LESSOR

        The Company leases space in buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2009	2008
Minimum rentals	$975	$989
Percentage rentals	767	840

Total	$1,742	$1,829

        Property at December 31, 2009 and 2008 includes leased property of $17,231,000 and $18,679,000, respectively (before accumulated depreciation of $5,630,000 and $4,874,000, respectively).

        Future minimum rental income aggregates $15,312,000 and is receivable during the next five years (2010 to 2014) as follows: $1,412,000, $1,444,000, $1,325,000, $1,336,000 and $1,325,000, respectively, and $8,470,000 thereafter.

        In December 2009, the Company concluded agreements with third parties to operate and manage The Kapalua Villas and the Kapalua Adventures operations. The café and retail portion of the Kapalua Adventures was closed. The lease and license agreements for The Kapalua Villas and the Kapalua Adventures are for ten years and five years, respectively, and both provide for minimum rents and fees based on volume. In December 2009, Company also concluded lease agreements with HPC (Note 7).

10.   EMPLOYEE BENEFIT PLANS

        The Company had defined benefit pension plans covering substantially all full-time, part-time and intermittent employees. Effective as of January 1, 2010, the defined benefit pension plan covering non-bargaining salaried employees was frozen and no further pension benefits will accrue to the affected employees. Effective October 31, 2008, the pension plan covering the Company's non-bargaining salaried employees was amended such that employees hired after that date were not eligible to participate in the plan. Pension benefits were based primarily on years of service and compensation levels. The Company had defined benefit postretirement health and life insurance plans that cover primarily non-bargaining salaried employees and certain bargaining unit employees. Postretirement health and life insurance benefits were principally based on the employee's job classification at the time of retirement and on years of service.

        Effective February 1, 2010, the postretirement life insurance benefits for all current employees and retirees was terminated; and effective as of February 28, 2010, postretirement health insurance benefits for all current non-bargaining employees and non-bargaining unit retirees was terminated. The information that follows assumes that the benefit plans continue indefinitely as the termination of these benefits was communicated to the affected participants in January and February 2010.

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2009 and 2008, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$59,737	$57,195	$12,636	$13,787
Service cost	1,177	1,558	206	268
Interest cost	3,509	3,551	725	805
Actuarial (gain) loss	(328)	888	(4,567)	(972)
Special termination benefits	316	33	—	—
Curtailments	(606)	51	(1,583)	(474)
Benefits paid	(3,790)	(3,539)	(809)	(778)

Benefit obligations at end of year	60,015	59,737	6,608	12,636

Change in plan assets:
Fair value of plan assets at beginning of year	31,723	46,745	—	—
Actual return on plan assets	8,696	(12,836)	—	—
Employer contributions	1,999	1,353	809	777
Benefits paid	(3,790)	(3,539)	(809)	(777)

Fair value of plan assets at end of year	38,628	31,723	—	—

Funded status	$(21,387)	$(28,014)	$(6,608)	$(12,636)

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.50%	3.00%	3.50%

        Curtailments in 2009 were due to the termination of approximately 60% of the active employees covered by the benefit plans. Curtailments in 2008 relate primarily to the termination of approximately 11% of the non-bargaining unit benefit plan participants. Special termination benefits and curtailments in 2009 primarily relate to the termination of Agriculture segment employees in connection with the Company's exit from pineapple operations.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefits in excess of plan assets were $60,015,000, $60,015,000 and $38,628,000, respectively as of December 31, 2009 and $59,737,000, $56,243,000 and $31,723,000, respectively as of December 31, 2008.

        The accumulated postretirement benefit obligation for health care as of December 31, 2009 was determined using a health care cost trend rate of 7% and decreasing by 0.5% each year through 2013, and 5% thereafter for medical insurance plans covering retirees prior to age 65; and a health care cost trend rate of 12% and decreasing by 1% each year through 2016, and 5% thereafter for plans covering Medicare eligible participants. The effect of a 1% annual increase in these assumed cost trend rates would increase the accrued postretirement benefit obligation by approximately $355,000 as of December 31, 2009, and the aggregate of the service and interest cost for 2009 by approximately $116,000. A 1% annual decrease would reduce the accrued postretirement benefit obligation by approximately $301,000 as of December 31, 2009, and the aggregate of the service and interest cost for 2009 by approximately $94,000.

        The amounts recognized on the Company's consolidated balance sheets as of December 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in thousands)
Current Liability	$301	$302	$589	$810
Noncurrent Liability	21,086	27,712	6,020	11,826

Net amounts recognized	$21,387	$28,014	$6,609	$12,636

        Amounts recognized in accumulated other comprehensive loss (before income tax effect of $0) at December 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in thousands)
Net loss (gain)	$15,542	$24,523	$(10,907)	$(6,747)
Prior service cost	15	176	—	1
Net initial obligation	24	71	—	—

Net amounts recognized	$15,581	$24,770	$(10,907)	$(6,746)

        Amounts in accumulated other comprehensive loss at December 31, 2009 that are expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
Net loss (gain)	$734	$(821)
Net transition obligation	7	—
Prior service cost	4	—

	$745	$(821)

        Components of net periodic benefit cost and other amounts recognized in other comprehensive loss were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(in thousands)
Pension benefits:
Service cost	$1,177	$1,558	$206	$268
Interest cost	3,509	3,551	725	805
Expected return on plan assets	(2,470)	(3,472)	—	—
Recognized net actuarial (gain) loss	1,746	471	(538)	(496)
Amortization of obligation	17	19	—	—
Amortization of prior service cost	46	50	1	1
Special termination benefits	316	33	—	—
Recognition of (gain) loss due to curtailment	221	102	(1,452)	(421)

Net expense	$4,562	$2,312	$(1,058)	$157

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net (gain) loss	$(7,235)	$17,166	$(4,699)	$(1,025)
Recognized gain (loss)	(1,746)	(470)	538	496
Prior service cost	—	15	—	—
Recognized prior service cost	(161)	(74)	—	(1)
Recognized net initial obligation	(47)	(31)	—	—

Total recognized in other comprehensive loss	$(9,189)	$16,606	$(4,161)	$(530)

	2009	2008
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.25%	6.375%
Expected long-term return on plan assets	8.0%	8.0%
Rate of compensation increase	3%	3% - 4%
Other benefits:
Discount rate	6.25%	6.375%
Rate of compensation increase	3%	3% - 4%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The fair values of the Company's pension plan asset at December 31, 2009, by asset category, were as follows:

	Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Pooled equity funds	$15,020	$—	$15,020
Common stock	11,498		11,498
U.S. government securities	1,723	4,041	5,764
Pooled fixed income funds	3,972		3,972
Cash management funds	2,021		2,021
Other investments	263	90	353

	$34,497	$4,131	$38,628

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

        The Company expects to contribute $2.4 million to its defined benefit pension plans and $606,000 to its other postretirement benefit plans in 2010. Estimated future benefit payments, which include expected future service, are as follows:

	Pension Benefits	Other Benefits
	(in thousands)
2010	$4,471	$606
2011	3,811	598
2012	3,833	579
2013	3,984	566
2014	3,983	541
2015 - 2019	21,110	2,397

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2009 or 2008.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2009 and 2008, deferred compensation plan liabilities totaled $1,039,000 and $1,225,000, respectively.

11.   SHARE-BASED COMPENSATION

        The Company accounts for share-based compensation arrangements including grants of employee stock options as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

        The total compensation expense recognized for share-based compensation was $1,497,000 and $2,752,000 for 2009 and 2008, respectively. The total tax benefit related thereto was $539,000 and $895,000, for 2009 and 2008, respectively. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.3% and 4.6%, for 2009 and 2008, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

  Stock Options

        In May 2006, the Company's shareholders approved the 2006 Equity and Incentive Award Plan (the "2006 Plan") and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grant types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. The Company also had a share-based compensation agreement with its former President and Chief Executive Officer under which non-qualified stock options (133,333 shares) were outstanding as of December 31, 2008, and which expired in 2009.

        A summary of stock option award activity as of and for the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2008	901,833	$29.20
Granted	45,000	$6.35	$3.11
Exercised	—
Forfeited or Cancelled	(680,333)	$27.99	$11.97

Outstanding at December 31, 2009	266,500	$29.20	$10.63	4.5	$9

Exercisable at December 31, 2009	174,000	$33.22	$11.98	2.9	$—

Expected to Vest at December 31, 2009(2)	68,154	$19.41	$8.10	7.5	$6

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        Additional stock option information for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$3.11	$4.27
Intrinsic Value of Options Exercised $(000)	—	4
Cash Received From Option Exercises $(000)	—	14
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	1,343	3,202

        For the years ended December 31, 2009 and 2008, the fair value of the Company's share-based awards to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	2009	2008
Expected Life of Options in Years	6.5	6.5
Expected Volatility	46.1%	40.3%
Risk-free interest rate	2.4%	2.2%
Expected dividend yield	—	—
  •
  The expected life of the options represents expectations of future employee exercise and post-vesting termination behavior and was calculated using the "simplified" method for all plain vanilla options as allowed for in the SEC Staff Accounting Bulletin ("SAB") 107, Share-Based Payment. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period that it has been issuing stock options.

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

        The Company recognizes share-based compensation for the number of awards that are ultimately expected to vest. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.

        As of December 31, 2009, there was $1,679,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

        In 2009, 444,250 shares of restricted stock that vest as service requirements are met were granted to certain directors and management; and 15,000 shares of restricted stock that will vest as performance measures are met were granted to one management employee. All restricted shares granted in 2009 were granted under the 2006 Plan. In 2009, 38,305 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors' and management service requirements were met; and 19,785 shares (net of shares withheld for payment of income taxes) of previously granted restricted stock vested in connection with the termination of the Company's former President and Chief Executive Officer in May 2009. The weighted average grant-date fair value of restricted stock granted during 2009 and 2008 was $7.17 and $23.37 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2008	121,295	$26.70
Granted	459,250	$7.17
Vested	(58,090)	$10.66
Forfeited or Cancelled	(74,154)	$23.62

Nonvested balance at December 31, 2009	448,301	$8.25

12.   RELATED PARTY TRANSACTIONS

        The Company was leasing to its then current President and Chief Executive Officer for $3,500 per month, which represents the fair value, a residential property under a lease agreement that was terminated in August 2009. The property was purchased in 2005 for $2.6 million.

        The Company has a 51% ownership interest in Bay Holdings, the owner and developer of The Residences at Kapalua Bay. The other members of Bay Holdings, through wholly owned affiliates, are Marriott, which owns a 34% interest in Bay Holdings, and ER which owns the remaining 15% interest in Bay Holdings. Stephen M. Case, a director and largest shareholder of the Company, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of ER, and thus Mr. Case may be deemed to have a beneficial interest in Bay Holdings.

13.   INCOME TAXES

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2009 and 2008, the Company recorded $939,000 and $856,000 of interest expense and penalties for unrecognized tax benefits. As of December 31, 2009 and 2008, total accrued interest and penalties were $2,045,000 and $1,106,000, respectively.

        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general & administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in thousands)
Balance at beginning of year	$945	$748
Additions based on tax positions related to the current year	20	31
Additions for tax positions of prior years	—	754
Reductions for settlements with taxing authorities	—	(378)
Expiration of statutes of limitation	(66)	(210)

Balance at end of year	$899	$945

        At December 31, 2009 and 2008, $13.6 million and $13.3 million, respectively, of the unrecognized tax benefits represent taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense. At December 31, 2009 and 2008, there were $505,000 and $551,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The components of the income tax benefit for 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Current
Federal	$(4,362)	$(7,958)
State	(221)	(867)

Total	(4,583)	(8,825)

Deferred
Federal	—	(2,684)
State	—	(205)

Total	—	(2,889)

Income tax benefit—continuing operations	$(4,583)	$(11,714)

        The Worker, Homeownership, and Business Assistance Act of 2009 was enacted on November 6, 2009, and one of its provisions increased the net operating carryback period for large businesses from two years to up to five years. The amendment was effective for net operating losses arising in taxable years ending after December 31, 2007. The tax effect of the amendment was that the Company would be eligible to carryback more of its 2008 tax net operating loss and obtain $4.4 million of refunds for which a current tax benefit has been recorded by the Company in 2009.

        Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% were as follows:

	2009	2008
	(in thousands)
Federal income tax benefit at statutory rate	$(32,555)	$(22,851)
Adjusted for State income taxes, net of effect on federal income taxes	2,373	873
Valuation allowance	25,543	9,149
Provision for uncertain tax positions	—	597
Permanent differences and other	56	518

Income tax benefit—continuing operations	$(4,583)	$(11,714)

        Deferred tax assets (liabilities) were comprised of the following temporary differences as of December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Joint ventures and other investments	$19,797	$—
Net operating loss and tax credit carryforwards	$23,438	21,889
PGC deferred credit	13,413	—
Accrued retirement benefits	11,245	17,043
Stock compensation	3,272	3,187
Tax deferred land sales	1,312	—
Other	998	—
Accrued liabilities	757	—
Deferred revenue	505	788
Inventory	234	615
Allowance for doubtful accounts	179	750

Total deferred tax assets	75,150	44,272

Valuation allowance	(71,181)	(30,115)

Deferred condemnation proceeds	(2,562)	(6,224)
Joint ventures and other investments	—	(3,925)
Other	—	(3,447)
Property net book value	(1,407)	(518)
Tax deferred land sales	—	(43)

Total deferred tax liabilities	(3,969)	(14,157)

Net deferred tax assets (liabilities)	$—	$—

        As of December 31, 2008, valuation allowances have been established to reduce future tax benefits expected to be realized. The Company had $38.4 million in federal net operating loss carryforwards at December 31, 2009, that expire in 2028 through 2029. Net operating loss and tax credit carryforwards for State income tax purposes that expire in 2012 through 2029 totaled $81.6 million and $2.8 million, respectively, at December 31, 2009. In 2008, the State of Hawaii Department of Taxation completed its examination of the Company's state income tax returns for the years 2000 through 2005. The Company's federal income tax returns for 2005 through 2008 are currently under examination. Depending on the outcome of the federal examination, certain unrecognized tax benefits may decrease. The Company currently does not have enough information to estimate the range of any possible adjustments.

14.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Except as indicated below, the carrying amount of the Company's financial instruments approximates fair value.

Long-Term Debt:

        The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2009 and 2008 was $94,223,000 and $133,959,000, respectively, and the estimated fair value was $94,312,000 and $126,708,000, respectively.

15.   SEGMENT INFORMATION

        The Company's reportable operating segments are Resort and Community Development based on how the Company's chief operating decision maker makes decisions about allocating resources and assessing performance. Each segment is a line of business requiring different technical and marketing strategies. In December 2009, all agriculture operations were ceased and the Company's Agriculture segment is reported as discontinued operations for 2009 (see Note 7).

        Resort includes the ongoing operations at the Kapalua Resort on Maui. These operations include two championship golf courses, a tennis facility, a vacation rental program, several retail outlets, resort activities department and a spa beginning in mid-2009. Operations of the vacation rental program and the resort activities were transferred to third parties in December 2009 and the Company began to receive rental and license income that is reported in the Community Development segment.

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

        The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

        The financial information for each of the Company's reportable segments for 2009 and 2008 follows:

	Resort	Community Development	Other(6)	Consolidated
2009
Operating revenues(1)	$29,793	$19,865	$696	$50,354
Operating loss(2)	(16,104)	(62,608)	(4,342)	$(83,054)
Interest expense				(10,452)
Interest income				492

Loss from continuing operations before income tax benefit				$(93,014)

Depreciation and amortization	4,227	2,050	2,581	8,858
Equity in losses of affiliates		(47,187)		(47,187)
Investment in affiliates		—		—
Capital expenditures(3)	1,099	1,226	—	2,325
Assets relating to continuing operations(4)	46,132	44,089	21,403	111,624
Other assets(5)				16,424

				$128,048

2008
Operating revenues(1)	$37,439	$11,394	$2,221	$51,054
Operating loss(2)	(19,710)	(40,007)	(3,690)	$(63,407)
Interest expense				(2,436)
Interest income				553

Loss from continuing operations before income tax benefit				$(65,290)

Depreciation and amortization	4,076	1,590	1,353	7,019
Equity in losses of affiliates		(18,839)		(18,839)
Investment in affiliates		41,683		41,683
Capital expenditures(3)	4,551	19,005	199	23,755
Assets relating to continuing operations(4)	54,793	107,424	50,270	212,487
Other assets(5)				35,713

				$248,200

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant.

(2)
"Operating loss" is total operating revenues, less operating costs and expenses, plus equity in earnings and losses of affiliates (excludes interest income, interest expense and income taxes).

(3)
Primarily includes expenditures for property, deferred costs and contributions to affiliates.

(4)
"Segment assets" are located in the United States.

(5)
Consists primarily of assets held for sale and other assets related to discontinued operations.

(6)
Consists primarily of miscellaneous corporate transactions and assets.

16.   COMMITMENTS AND CONTINGENCIES

        The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 Ladies Professional Golf Association (LPGA) event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through October 2010 and we expect to pay $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the consolidated financial statements. Due to the liquidity situation of the Company, a judgment against the Company could have a material negative impact to the Company's ability to maintain minimum liquidity required in its debt covenants.

        The Company has various unsettled contractual obligations with regard to its now terminated Agriculture segment operations and has recorded its best estimate of the potential loss of $3.3 million, which is included in contract termination accruals in the consolidated balance sheet at December 31, 2009.

        On September 1, 2009, Yamamura filed a lawsuit against the Company, which alleges that the Company materially breached the Planting Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company until further notice. The lawsuit further alleges that the Company unilaterally restricted and impaired the value of Yamamura's benefits under the Planting Agreement. The Company intends to vigorously defend the lawsuit, but has recorded an immaterial amount as the low end of the range of its potential exposure under the lawsuit.

        Pursuant to a previous agreement, the Company was committed to purchase from Bay Holdings the Amenities upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with the other members of Bay Holdings to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether the Company will even be required to purchase the Amenities. The other members of Bay Holdings are generally open to revisions to the purchase terms or relieving the Company from its commitment to purchase the Amenities in return for the Company's best efforts to continue to operate the Amenities; however, final terms of the purchase of the Amenities remain to be resolved with the other members and lenders of Bay Holdings.

        Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2009, the Company has recognized the estimated fair value of its obligations under these agreements (see Note 4).

        In connection with the PGC sale and leaseback, the Company is obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement (see Note 8).

        In connection with a Honolua Ridge Phase II lot sale in 2007, the Company deferred the recognition of $4.3 million of revenues because of contingencies that could result in the Company becoming obligated to repurchase the lot from the buyer. The buy-back provision will expire in 2010.

        In February 2010, the Company received notification from the Internal Revenue Service proposing changes to the Company's employment tax withholdings. The Company currently does not expect the ultimate resolution of the matter to be material and has recorded an immaterial amount as the low end of the range of its potential exposure.

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $258,000 since 1999; and paid $363,000 for its share of the cost of the letter of credit securing its obligation and the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

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

        At December 31, 2009, the Company had commitments under other signed contracts totaling $2.3 million which primarily relate to real estate development projects, and are payable through 2014.

17.   CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the Company's 2008 consolidated financial statements, the Company concluded that cash flows from the sale of undeveloped land should have been reflected within the operating activities section of the cash flow statement rather than within the investing activities section because the sale of undeveloped land is considered a principal business activity of the Community Development segment. As a result, the accompanying consolidated statement of cash flows for the year ended December 31, 2008 has been corrected.

        The following is a summary of the impact of the correction on the consolidated statement of cash flows for the year ended December 31, 2008:

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
OPERATING ACTIVITIES
(Gain) Loss on property disposals	$(2,836)	$4,092	$1,256
Accounts receivable	1,030	2,780	3,810
Trade accounts payable	(4,412)	(152)	(4,564)
NET CASH USED IN OPERATING ACTIVITIES	(51,797)	6,720	(45,077)
INVESTING ACTIVITIES
Proceeds from disposals of property	8,942	(6,720)	2,222
NET CASH USED IN INVESTING ACTIVITIES	(17,229)	(6,720)	(23,949)

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (DEDUCTIONS) TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2009	$658	$(72)	$46	$(180	)(a)	$452
2008	327	1,846	8	(1,523	)(a)	658
Reserve for Environmental Liability
2009	$176	$3	$—	$(32	)(b)	$147
2008	204	3	—	(31	)(b)	176

(a)
Write off of uncollectible accounts

(b)
Payments

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as amended) as of the end of the period covered by this report.

        Based upon the foregoing, our management has concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective at a reasonable assurance level. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. That report appears on pages 34 to 35 of this Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        As discussed in Note 17 to our consolidated financial statements, subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company concluded that cash flows from the sale of certain land transactions should have been reflected within the operating activities section of the cash flow statement rather than within the investing activities section. As a result, the consolidated statement of cash flows for the year ended December 31, 2008 has been corrected.

        The correction was the result of a material weakness in our internal control over financial reporting with respect to the controls over the proper classification of certain land transactions. Specifically, we did not have adequately designed procedures to properly review such real estate transactions and determine how they should be presented in the statement of cash flows.

        As part of our year-end financial close and reporting process for 2009, we reevaluated our controls over the accounting and reporting for real estate transactions and redesigned them to prevent a similar misstatement from occurring in the future, including the development of policies to address and review such transactions, and ensuring that the appropriate level of review is performed on all such real estate transactions to ensure they are reported properly. Management tested the design and operating effectiveness of these redesigned controls that were implemented during our year-end closing process for 2009, and we believe that we have remediated the material weakness as described above, as of December 31, 2009.

        Other than those described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2009, is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "—Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2009, is incorporated herein by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2009, is incorporated herein by reference, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this annual report on Form 10-K under the heading "Securities Authorized For Issuance under Equity Compensation Plans" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2009, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2009, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.
Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this report:

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2009 and 2008
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements
2.
Financial Statement Schedule

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2009 and 2008.

3.
Exhibits

Exhibit No.
3.1		Restated Articles of Association, as of May 7, 2007 (Filed as Exhibit 3.1 to Form 10-K/A for the year ended December 31, 2007, filed April 1, 2008, and incorporated herein by reference).

3.2		Bylaws (Amended as of December 8, 2008). (Filed as Exhibit 3.1 to Form 8-K filed December 11, 2008 and incorporated herein by reference).

10.1		Revolving Line of Credit Loan Agreement between American AgCredit, FLCA, successor in interest to Pacific Coast Farm Credit Services, ACA and Maui Land & Pineapple Company, Inc., dated September 1, 2005 (Filed as Exhibit 4 to Form 10-Q for the quarter ended September 30, 2005, filed November 14, 2005, and incorporated herein by reference).

10.2		First Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCAand Maui Land & Pineapple Company, Inc., dated December 4, 2006 (Filed as Exhibit 10.1 to Form 8-K filed December 19, 2006 and incorporated herein by reference).

10.3		Second Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., effective as of September 30, 2008 (Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009, and incorporated herein by reference).

10.4		Third Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., effective as of December 31, 2008 (Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009, and incorporated herein by reference).

10.5		Fourth Amendment to Revolving Line of Credit Loan Agreement between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., effective as of December 31, 2008 (Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009, and incorporated herein by reference).

10.6		Fifth Amendment to Revolving Line of Credit Loan Agreement entered into by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., effective as of October 9, 2009 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009, filed November 4, 2009, and incorporated herein by reference).

10.7	†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (Filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

10.8	†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006).

10.9		Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (Filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004, filed November 12, 2004, and incorporated herein by reference).

10.10		Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (Filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999, filed March 24, 2000, and incorporated herein by reference).

Exhibit No.
10.11		Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.12		Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.13		Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (Filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 and incorporated herein by reference).

10.14		Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).

10.15		Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).

10.16		Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).

10.17	†	Form of Award Grant Notice and Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006, and incorporated herein by reference).

10.18	†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (Filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006, and incorporated herein by reference).

10.19	±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007. (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007, and incorporated herein by reference).

10.20	±	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007, and incorporated herein by reference).

Exhibit No.
10.21		Amended and Restated Credit Agreement, dated as of October 9, 2009, by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.22		Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, Entered into on November 15, 2007 (Filed as Exhibit 10.2 to Form 8-K filed November 19, 2007 and incorporated herein by reference).

10.23		Securities Purchase Agreement between Maui Land & Pineapple Company, Inc., and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.1 to Form 8-K filed March 15, 2007 and incorporated herein by reference).

10.24		Registration Rights Agreement between Maui Land & Pineapple Company, Inc. and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (Filed as Exhibit 10.2 to Form 8-K filed March 15, 2007 and incorporated herein by reference).

10.25		Amendment No. 1 to Registration Rights Agreement, entered into as of March 10, 2008 (Filed as Exhibit 10.50 to Form 10-K/A for the year ended December 31, 2007, filed April 1, 2009, and incorporated herein by reference).

10.26	†	Restricted Share Agreement and Award Grant Notice, dated as of May 7, 2008, by and between Maui Land & Pineapple Company, Inc. and Robert I. Webber (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008, filed May 7, 2008, and incorporated herein by reference).

10.27		Waiver and Amendment No. 2 to Registration Rights Agreement, dated as of April 30, 2008, by and among Maui Land & Pineapple Company, Inc., Ohana Holdings, LLC, and ZG Ventures, LLC.(1) (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, filed May 7, 2008, and incorporated herein by reference).

10.28		Securities Purchase Agreement, dated as of July 27, 2008, by and between Maui Land & Pineapple, Inc. and the investors named therein (Filed as Exhibit 10.1 to Form 8-K filed July 29, 2008 and incorporated herein by reference).

10.29		Registration Rights Agreement, dated as of July 27, 2008, by and between Maui Land & Pineapple, Inc. and the investors named therein (Filed as Exhibit 10.2 to Form 8-K filed July 29, 2008 and incorporated herein by reference).

10.30		Form of Senior Secured Convertible Note (Filed as Exhibit 10.3 to Form 8-K dated July 27, 2008 and incorporated herein by reference).

10.31	†	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2009, filed August 4, 2009, and incorporated herein by reference).

10.32	†	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009, filed August 4, 2009, and incorporated herein by reference).

Exhibit No.
10.33	†	Restricted Stock Award Grant Notice and Agreement dated August 3, 2009, between Maui Land & Pineapple Company, Inc. and Ryan L. Churchill (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009, filed August 4, 2009, and incorporated herein by reference).

10.34	†	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki (Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, filed May 6, 2009, and incorporated herein by reference).

10.35	†	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and Warren H. Haruki (Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009, filed May 6, 2009, and incorporated herein by reference).

10.36	†	Stock Option Agreement and Stock Option Grant Notice dated as of May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin (Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009, filed May 6, 2009, and incorporated herein by reference).

10.37	†	Restricted Share Agreement dated May 4, 2009, between Maui Land & Pineapple Company, Inc. and John P. Durkin (Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2009, filed May 6, 2009, and incorporated herein by reference).

21.	*	Subsidiaries of Maui Land & Pineapple Company, Inc.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 26, 2010.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2010.

MAUI LAND & PINEAPPLE COMPANY, INC.
By:	/s/ WARREN H. HARUKI Warren H. Haruki Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI Warren H. Haruki, Chairman of the Board & Interim Chief Executive Officer (Principal Executive Officer)	Date March 26, 2010
By	/s/ JOHN H. AGEE John H. Agee, Director	Date March 26, 2010
By	/s/ STEPHEN M. CASE Stephen M. Case, Director	Date March 26, 2010
By	/s/ DAVID C. COLE David C. Cole, Director	Date March 26, 2010
By	/s/ WALTER A DODS JR. Walter A. Dods Jr., Director	Date March 26, 2010
By	/s/ MILES R. GILBURNE Miles R. Gilburne, Director	Date March 26, 2010
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date March 26, 2010
By	/s/ KENT T. LUCIEN Kent T. Lucien, Director	Date March 26, 2010
By	/s/ DUNCAN MACNAUGHTON Duncan MacNaughton, Director	Date March 26, 2010
By	/s/ FRED E. TROTTER III Fred E. Trotter III, Director	Date March 26, 2010
By	/s/ JOHN P. DURKIN John P. Durkin, Chief Financial Officer (Principal Financial Officer)	Date March 26, 2010
By	/s/ ADELE H. SUMIDA Adele H. Sumida, Controller & Secretary (Principal Accounting Officer)	Date March 26, 2010