Form 10-Q
period 2010-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2010-05-11
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

870 HALIIMAILE ROAD, MAKAWAO, MAUI, HAWAII 96768-9768

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, no par value	8,432,916 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended,
	3/31/2010	3/31/2009
	(in thousands except
	share amounts)
OPERATING REVENUES
Product revenues	$4,964	$3,705
Service revenues	5,745	7,003

Total Operating Revenues	10,709	10,708

OPERATING COSTS AND EXPENSES
Cost of product revenues	1,207	1,447
Cost of service revenues	7,321	9,828
Selling and marketing	1,137	1,252
General and administrative (Note 12)	1,892	6,052

Total Operating Costs and Expenses	11,557	18,579

Operating Loss	(848)	(7,871)

Equity in losses of affiliates (Note 10)	—	(1,130)
Interest expense	(3,343)	(1,476)
Interest income	10	183

Loss from Continuing Operations Before Income Taxes	(4,181)	(10,294)
Income Tax Expense	85	385

Loss from Continuing Operations	(4,266)	(10,679)

Income (Loss) from Discontinued Operations (Note 7) net of income taxes of $0	1,561	(2,544)

NET LOSS	(2,705)	(13,223)
Pension Benefit Adjustment net of income taxes of $0	1,422	—
COMPREHENSIVE LOSS	$(1,283)	$(13,223)

LOSS PER COMMON SHARE
—BASIC AND DILUTED
Continuing Operations	$(0.53)	$(1.33)
Discontinued Operations	0.20	(0.32)
Net Loss	$(0.33)	$(1.65)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	3/31/2010	12/31/2009
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$795	$1,881
Accounts receivable, less allowance	2,691	3,684
Refundable income taxes	—	4,331
Inventories	3,142	3,387
Prepaid expenses and other assets	811	377
Assets held for sale	14,156	15,227
Total Current Assets	21,595	28,887

PROPERTY	146,147	144,903
Accumulated depreciation	(61,891)	(60,189)

Net Property	84,256	84,714

OTHER ASSETS	14,071	14,447

TOTAL	$119,922	$128,048

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$58,654	$1,817
Trade accounts payable	5,951	6,581
Payroll and employee benefits	3,871	4,947
Income taxes payable	3,916	2,626
Other accrued liabilities	12,962	12,072
Total Current Liabilities	85,354	28,043

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	35,447	94,824
Accrued retirement benefits	23,643	28,076
Plantation Golf Course (PGC) deferred credit (Note 9)	45,883	46,338
Other noncurrent liabilities	7,626	7,708
Total Long-Term Liabilities	112,599	176,946

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 23,000,000 shares authorized, 8,101,433 and 8,087,334 shares issued and outstanding	35,586	35,437
Additional paid in capital	9,063	9,019
Accumulated deficit	(119,428)	(116,723)
Accumulated other comprehensive loss	(3,252)	(4,674)
Stockholders’ Deficiency	(78,031)	(76,941)
TOTAL	$119,922	$128,048

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three Months Ended March 31, 2010 and 2009

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688
Share-based compensation expense			213			213
Vested restricted stock issued	3	77	(77)
Net loss				(13,223)		(13,223)
Balance, March 31, 2009	8,024	$34,868	$8,499	$(6,665)	$(18,024)	$18,678

Balance, January 1, 2010	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)

Pension benefits adjustment (Note 12)					1,422	1,422
Share-based compensation expense			245			245
Vested restricted stock issued	23	201	(201)			—
Shares cancelled to pay tax liability	(9)	(52)				(52)
Net loss				(2,705)		(2,705)
Balance, March 31, 2010	8,101	$35,586	$9,063	$(119,428)	$(3,252)	$(78,031)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	3/31/10	3/31/09
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,251	$(9,896)

INVESTING ACTIVITIES

Purchases of property	(1,517)	(241)
Proceeds from disposals of property	1,162	—
Payments for other assets	(473)	(497)

NET CASH USED IN INVESTING ACTIVITIES	(828)	(738)

FINANCING ACTIVITIES
Proceeds from long-term debt	4,400	—
Payments of long-term debt and capital lease obligations	(7,402)	(48,115)
Net proceeds from PGC (Note 9)	—	48,520
Reduction of PGC deferred credit	(455)	—
Debt issuance cost and other	(52)	(380)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,509)	25

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,086)	(10,609)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,881	13,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$795	$3,059

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $2,061,000 and $2,312,000 was paid during the three months ended March 31, 2010 and 2009, respectively. Income taxes of $5,535,000 and $291,000 were refunded during the three months ended March 31, 2010 and 2009, respectively.

Supplemental Non-Cash Investing and Financing Activities—

•                  Property acquired under capital leases was $322,000 during the three months ended March 31, 2009.

•                  A capital lease obligation of $376,000 and the related asset acquired thereunder were transferred to a third party during the three months ended March 31, 2010.

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $1,218,000 and $1,419,000 at March 31, 2010 and 2009, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the financial position, results of operations and cash flows for the interim periods ended March 31, 2010 and 2009. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

LIQUIDITY

At March 31, 2010, the Company had amounts outstanding under borrowing agreements of approximately $93 million; and approximately $16.1 million available under existing lines of credit and $795,000 in cash and cash equivalents.  The Company incurred a loss from continuing operations of $4.3 million for the first quarter of 2010, had an excess of current liabilities over current assets of $63.8 million, and had a stockholders’ deficiency of $78.0 million.

Included in current liabilities is $57.8 million outstanding on the Company’s $75 million available credit that matures in March 2011. This credit is comprised of two revolving credit agreements, both of which have financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  In addition, the Company has $40 million of outstanding convertible notes that may be redeemed by holders as early as July 2011. Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. If the Company defaults under the senior secured convertible notes, the holders of such notes may require the Company to redeem the notes, in which case the Company would also be required to pay a redemption premium equal to 115% multiplied by (i) the principal and accrued and unpaid interest under the note, or (ii) the highest closing sale price of the Company’s common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of the Company’s common stock into which a note is then convertible.

The Company’s cash outlook for the next twelve months and its ability to make the required debt repayments in March 2011 and to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and its ability to raise additional equity capital. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, or is unable to restructure its credit agreements to extend the maturity date beyond March 2011, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company has a commitment to purchase the spa, beach club improvements and the sundry store (the “Amenities”) from Kapalua Bay Holdings, LLC (Bay Holdings) at actual construction costs of approximately $35 million.  The Company is in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and is discussing whether the Company will even be required to purchase the Amenities. In June 2009, the Company announced that due to a lack of a title sponsor, the Company was unable to hold the 2009 Ladies Professional Golf Association (LPGA) event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and the Company paid $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. In addition, in September 2009, M. Yamamura and Sons, Inc. (“Yamamura”) filed a lawsuit against the Company which alleges that the Company materially breached the Maui Gold Pineapple Planting and Fruit Purchase Agreement (the “Planting Agreement”) by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company, and that the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement. The Company is also subject to other commitments and contingencies that could negatively impact its future cash flows. These matters are further described in Note 16.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets. In the first quarter of 2010, the Company concluded the sale of a 128-acre parcel that resulted in total cash proceeds (net of selling costs) of $1.5 million.  The Company is actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce its debt.  The Company is attempting to raise capital in an equity financing transaction, which can be used to retire outstanding debt and to meet working capital needs. In addition, the Company is actively working with its lenders to extend the maturity date of its credit agreements.

2.             The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.             The effective tax rate for 2010 and 2009 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and additions to the tax valuation allowance.

4.             Accounts and notes receivable are reflected net of allowance for doubtful accounts of $728,000 and $452,000 at March 31, 2010 and December 31, 2009, respectively.

5.             Inventories as of March 31, 2010 and December 31, 2009 were as follows:

	3/31/10	12/31/09
	(in thousands)
Real estate	$1,721	$1,721
Merchandise, materials and supplies	1,421	1,666
Total Inventories	$3,142	$3,387

6.             Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended March 31,
	2010	2009

Basic and Diluted	8,079,081	8,020,454
Potentially Dilutive	1,335,629	1,333,540

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

Potentially dilutive shares arise from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt. The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options assuming that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. Convertible debt is assumed to be converted by applying the if-converted method. These amounts were excluded because the effect would be anti-dilutive.

7.             Discontinued Operations

The Company ceased all operations in its Agriculture segment as of the end of 2009. The Company’s Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations and prior period operating results have been reclassified for comparability.  Income from discontinued operations for the three months ended March 31, 2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 12).  Revenues and income (loss) before income taxes for the discontinued operations were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Revenues	$—	$4,889

Income (Loss) from Discontinued Operations	$1,561	$(2,544)

8.             Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures.  The guidance is effective for the Company beginning January 1, 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company does not currently have any VIEs.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements.  The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3.  The additional disclosure requirements are effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.

9.             Real Estate Sales

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

In March 2010, the Company sold real estate land inventory, and recognized revenues of $1.7 million and pre-tax profit of $1.5 million.

10.          Investments in Affiliates

KAPALUA BAY HOLDINGS, LLC

As a result of the 2009 losses incurred by Bay Holdings, the Company’s carrying value of its investment in Bay Holdings and its $3.6 million loan due from Bay Holdings were written down to zero in 2009 and, accordingly, the Company does not expect to recover any amounts from its investment in Bay Holdings. In addition, the Company has recorded its estimated share of its completion and recourse guarantees for its potential estimated liability and it has no further obligation to fund losses. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the recognized income attributable to Bay Holdings exceeds the accumulated losses.  The Company had made cash contributions to Bay Holdings of $53.2 million and an uncollateralized loan of $3.6 million that accrued interest at 16%.

In June 2009, the Company recorded an impairment charge of $21.3 million to reflect what management believed to be an impairment in the carrying value of its investment in Bay Holdings.  In September 2009, Bay Holdings recorded impairment charges totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale; and for the year 2009, Bay Holdings incurred total losses of $256.2 million.  The impairment charges reflected higher default rates on actual whole and fractional unit closings than was anticipated once construction was completed in June 2009, and also reflects a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduces expected margins for those remaining units.

Construction of the six residential buildings comprised of 146 residences was complete by year-end 2009, however, the Company’s and the other members’ completion guaranty to the lenders will remain in place until the cost for all construction work has been settled and paid. The Company has no funding commitments relating to Bay Holdings beyond this amount.

In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. (Lehman) for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. The loan was collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, and on February 11, 2009, Bay Holdings, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement. Pursuant to the amended loan agreement, the aggregate amount that Bay Holdings may borrow, including amounts previously funded under the amended loan agreement is approximately $354.5 million. In December 2009, Bay Holdings further amended the amended loan agreement to extend the maturity date of the principal payment of $45.7 million that was previously due in February 2010 to December 2010. Bay Holdings’ failure to repay amounts when due could result in all of its outstanding borrowings under the amended loan agreement becoming immediately due and payable. Bay Holdings’ ability to make the December 2010 debt payment as scheduled is dependent on its ability to generate sufficient cash flows from fractional and whole unit closings. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the amended loan agreement to provide available funding until the project is completely sold out.

Summarized operating information for Bay Holdings for the three months ended March 31, 2010 and 2009  is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenues	$9,495	$21,738

Expenses	13,363	23,272

Net Loss	$(3,868)	$(1,534)

11.          Share-Based Compensation

The total compensation expense recognized for share-based compensation was $245,000 and $213,000 for the three months ended March 31, 2010 and 2009, respectively. The total tax benefit (expense) related thereto was $-0- and $(6,000) for the three months ended March 31, 2010 and 2009, respectively. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.3% and 4.7%, as of March 31, 2010 and 2009, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the three months ended March 31, 2010 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2009	266,500	$29.20
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(32,500)	$39.71	$15.34
Outstanding at March 31, 2010	234,000	$26.86	$9.98	4.7	$26
Exercisable at March 31, 2010	154,500	$31.26	$11.13	3.3	$5
Expected to Vest at March 31, 2010 (2)	58,400	$18.29	$7.73	7.4	$15

(1)           For in-the-money options

(2)           Options expected to vest reflect estimated forfeitures

Additional stock option information for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Weighted Average Grant-Date Fair Value
For Options Granted During the Period	$—	$2.48
Intrinsic Value of Options Exercised $(000)	—	—
Cash Received From Option Exercises $(000)	—	—
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	95	254

For the three months ended March 31, 2009, the fair value of the Company’s stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions (there were no stock option awards in the first three months of 2010):

2009
Expected Life of Options in Years	6.5
Expected Volatility	44.6%
Risk-free interest rate	2.6%
Expected dividend yield	—

As of March 31, 2010, there was $400,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

In the first three months of 2010, 14,583 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the three months ended March 31, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2009	448,301	$8.25
Granted	—	$—
Vested	(14,583)	$9.41
Forfeited or Cancelled	(19,601)	$7.33
Nonvested balance at March 31, 2010	414,117	$9.10

12.          Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other post-retirement benefits for the three months ended March 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)

Service cost	$30	$378	$33	$54
Interest cost	862	905	24	200
Expected return on plan assets	(710)	(622)	—	—
Amortization of prior service cost	1	11	(29)	—
Amortization of transition obligation	2	4	—	—
Amortization of actuarial loss (gain)	160	484	(198)	(120)
Recognized gain due to curtailment	—	—	(576)	—
Recognized gain due to settlement	—	—	(2,683)	—
Net expense (credit)	$345	$1,160	$(3,429)	$134

In the first quarter of 2010, the Company terminated its postretirement life insurance plan and recorded a settlement gain of $2.7 million of which $2.3 million was recorded to discontinued operations and $345,000 was recorded as a credit to general and administrative expense.  Also in the first quarter of 2010, the Company terminated its postretirement medical coverage for non-bargaining retirees and recorded a curtailment gain of $576,000 as a credit to general and administrative expense.

In 2010, minimum required contributions to the Company’s defined benefit pension plans are expected to be $2.1 million. To date in 2010, the Company has made pension plan contributions totaling $819,000 and has failed to pay a quarterly contribution due in April 2010 of $455,000.  The Company will be required to pay interest to the pension plans for contributions that have been deferred.  The Company expects to contribute $190,000 to its other post-retirement benefit plans in 2010.

13.          Fair Value Measurements

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

GAAP requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	3/31/10	12/31/09
		(in thousands)
Interest rate swap agreements	Other current liabilities	$—	$63
Derivative liability related to convertible debt	Other current liabilities	666	489

(1)           Fair value measurements derived using significant other inputs (Level 2).

	Location of gain or	Amount of gain or (loss) recognized on derivative
	(loss) recognized in	Three Months Ended
Derivatives not designated as hedges:	statement of operations	3/31/10	3/31/09
		(in thousands)
Interest rate swap agreements	Interest expense	$63	$230
Derivative liability related to convertible debt	Interest expense	(177)	1,379

Except as indicated below, the carrying amount of the Company’s other financial instruments approximates fair value.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at March 31, 2010 and December 31, 2009 was $92,962,000 and $94,224,000, respectively, and the fair value was $92,733,000 and $94,312,000, respectively.

14.          Income Taxes

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

At March 31, 2010, the Company had a liability of $984,000 for unrecognized tax benefits and interest thereon of $1.7 million. At March 31, 2010, $13.6 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

15.          Operating Segment Information

	Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Operating Revenues
Community Development	$3,853	$1,977
Resort	6,854	8,620
Other	2	111
Total Operating Revenues	$10,709	$10,708

Operating Income (Loss)
Community Development	$806	$(3,225)
Resort	(2,524)	(4,157)
Other (1)	870	(1,619)
Total Operating Loss	(848)	(9,001)
Interest Expense, net	(3,343)	(1,476)
Interest Income	10	183
Income Tax Expense	(85)	(385)

Loss from Continuing Operations	(4,266)	(10,679)

Income (Loss) from Discontinued Operations (1)	1,561	(2,544)
Net Loss	$(2,705)	$(13,223)

(1) Other operating income and income from discontinued operations for 2010 include credits of $750,000 and $2.3 million, respectively, representing gains from the elimination of non-bargaining retiree medical insurance benefits and the termination of the Company’s retiree life insurance plan in the first quarter of 2010.

16.          Commitments and Contingencies

The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it was unable to hold the 2009 LPGA event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and, in March 2010, the Company paid $700,000 to the LPGA of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the consolidated financial statements. Due to the liquidity situation of the Company, a judgment against the Company could have a material negative impact to the Company’s ability to maintain minimum liquidity required in its debt covenants.

The Company has various unsettled contractual obligations with regard to its now terminated Agriculture segment operations and has recorded its best estimate of the potential loss of $3.5 million, which is included in other accrued liabilities in the consolidated balance sheet at March 31, 2010.

On September 1, 2009, Yamamura filed a lawsuit against the Company, which alleges that the Company materially breached its Planting Agreement with Yamamura by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company until further notice. The lawsuit further alleges that the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement. The Company intends to vigorously defend the lawsuit, but has recorded an immaterial amount as the low end of the range of its potential exposure under the lawsuit.

Pursuant to a previous agreement, the Company was committed to purchase from Bay Holdings certain Amenities (see Note 1) upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase and payment terms, and is discussing whether the Company will even be required to purchase the Amenities.

Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At March 31, 2010, the Company has recognized the estimated fair value of its obligations under these agreements.

In connection with the PGC sale and leaseback, the Company is obligated to replace the irrigation system prior to the end of the two-year leaseback term. The replacement costs are capped at $5 million under the terms of the agreement (see Note 9).

In connection with a Honolua Ridge Phase II lot sale in 2007, the Company deferred the recognition of $4.3 million of revenues because of contingencies that could result in the Company becoming obligated to repurchase the lot from the buyer. The buy-back provision will expire in November 2010.

In February 2010, the Company received notification from the Internal Revenue Service proposing changes to the Company’s employment tax withholdings. The Company currently does not expect the impact of the ultimate resolution of the matter to be material and has recorded an immaterial amount as the low end of the range of its potential exposure.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $258,000 since 1999; and paid $363,000 for its share of the cost of the letter of credit securing its obligation and the capital costs to install a filtration system for an existing well. In March 2010, the Company was advised by the County of Maui that it intends to drill an exploratory water well on State of Hawaii lands that are directly above property that the Company previously used to plant pineapple.  Management believes that the potential for contamination is low because the proposed well site is above the land where agricultural chemicals were used.  Accordingly, a reserve for costs relating to the future well has not been recorded because the Company is not able to reasonably estimate the amount of liability (if any).

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

At March 31, 2010, the Company had commitments under other signed contracts totaling $2.2 million which primarily relate to real estate development projects, and are payable through 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. We operate as a landholding and operating parent company.  Our principal subsidiary is Kapalua Land Company, Ltd., the operator and developer of Kapalua Resort, a master-planned community in West Maui. Our reportable operating segments are Resort and Community Development.  In December 2009, all of our Agriculture segment operations were ceased and the segment is reported as discontinued operations.

Resort

The Kapalua Resort is part of approximately 21,800 acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, the Kapalua Spa, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort’s two golf courses, the tennis facility, and several retail shops. Prior to mid-December 2009, our Resort operations also included a vacation rental program (The Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and the Kapalua Adventures operations to third parties, from which we receive lease and license income.

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

The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (Note 10 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. Construction was substantially complete in June 2009 and includes 84 whole ownership units and 744 fractional units of which 21 whole ownership and 109 fractional units closed escrow through the end of the first quarter of 2010.

We have approximately 1,600 acres of land in Maui that are at various stages in the land entitlement process. We must obtain appropriate entitlements for land that we intend to develop or use for construction. Securing proper land entitlements is a process that requires obtaining county, state and federal approvals, which can take several years to complete, if completed at all, and entails a variety of risks.

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

Agriculture

The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian Gold™.  We also grew and marketed fresh organic pineapple. On December 31, 2009, we ceased all agriculture operations and we entered into agreements with an unrelated party that began to grow and market Maui Gold® pineapple as of January 1, 2010. We will receive royalty payments based upon sales volume from such third parties, which amounts are expected to be immaterial.

Current Developments

For the first quarter of 2010, we reported a net loss of $2.7 million and we had cash provided by operations of $3.3 million.  Better operating performance and overhead cost reductions, and $3.4 million of gains due to the termination of our post-retirement life insurance plan and the elimination of medical benefits for non-bargaining retirees resulted in improved financial performance in the first quarter of 2010.  Included in the improved operating cash flows was the receipt of $5.5 million in tax refunds.  In December 2009, we ceased our pineapple operations, as well as our Kapalua Villas, Kapalua Adventures, security and shuttle operations.

•      In January 2010, we were notified by the New York Stock Exchange (NYSE) that we were no longer in compliance with the NYSE continued listing standards because our average capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders’ equity was less than $50 million.  In April 2010, the NYSE accepted our 18-month plan to achieve compliance.

•      In February 2010, Ryan L. Churchill was promoted to our President and Chief Operating Officer, filling a position that was vacant since May 2009.

•      In April 2010, John P. Durkin resigned as our Chief Financial Officer and we appointed Tim T. Esaki to fill the position effective as of May 10, 2010.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first quarter of 2010.

There are no other accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

CONSOLIDATED

	Three Months Ended March 31,
	2010	2009	change
	(in millions, except share amounts)

Consolidated Revenues	$10.7	$10.7	$—

Loss From Continuing Operations	$(4.3)	$(10.7)	$6.4

Income (Loss) From Discontinued Operations	$1.6	$(2.5)	$4.1

Net Loss	$(2.7)	$(13.2)	$10.5

Net Loss Per Common Share	$(0.33)	$(1.65)	$1.32

We reported a net loss of $2.7 million ($0.33 per share) for the first quarter of 2010 compared to a net loss of $13.2 million ($1.65 per share) for the first quarter of 2009. Net income for the first quarter of 2010 includes a credit of $3.4 million representing the gain recognized from the curtailment of our postretirement medical plan and settlement of our postretirement life insurance plan (Note 12 to condensed consolidated financial statements). In addition, although revenues were approximately the same in the first quarter of 2010 and 2009, excluding the credit mentioned above, cost reduction efforts resulted in significantly lower costs and expense in the first quarter of 2010 compared to the first quarter of 2009.

General and Administrative

Consolidated general and administrative expenses was $1.9 million for the first quarter of 2010 compared to $6.1 million for the first quarter of 2009.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended
	March 31,
	2010	2009	change
	(in millions)
Pension and other post retirement expense	$(0.8)	$1.3	$(2.1)
Salaries, wages and stock compensation	1.0	1.8	(0.8)
Employee severance expense	—	0.7	(0.7)
Professional services	0.6	1.0	(0.4)
Other	1.1	1.3	(0.2)

Total	$1.9	$6.1	$(4.2)

In the first quarter of 2010, we recognized a credit of $3.4 million that primarily represented the curtailment and settlement gains as a result of the termination of our postretirement life insurance plan for all retirees and elimination of retiree medical insurance benefits for non-bargaining retirees; $2.3 million of the settlement gain for the termination of the life insurance plan was credited to discontinued operations. In addition, our non-bargaining pension plan was frozen as of January 1, 2010, so there was no service cost accrued for this plan in the first quarter of 2010 (Note 12 to condensed consolidated financial statements).

The decrease in salaries, wages, employee incentives and stock compensation expense reflect staffing reductions and attrition in all operating segments and in corporate services.  Staff reductions took place throughout 2009, and further attrition continued in the first quarter of 2010.  As of March 31, 2010, we had 229 employees compared to 700 employees as of March 2009. Severance expense in the first quarter of 2009 was due to the termination of approximately 100 employees from our work force in the first quarter.

The decrease in professional and other services reflects a reduction in use of outside consultants.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $3.3 million for the first quarter of 2010 compared to $1.5 million for the first quarter of 2009.  Included in interest expense for the first quarter of 2010 and 2009 is a net charge (credit) of $1,017,000 and $(586,000), respectively, representing the change in the estimated fair value of the derivative liability that was bifurcated from the $40 million convertible notes, plus accretion on the carrying value of the notes. Also included in interest expense are credits of $63,000 and $230,000 for the first quarters of 2010 and 2009, respectively, representing the change in fair value of certain interest rate swap agreements.  These swap agreements expired in January 2010.  In the first quarter of 2010 our average borrowings were approximately $10.7 million lower than the first quarter of 2009. Our effective interest rate on borrowings was 5.9% in the first quarter of 2010 compared to 4.9% in the first quarter of 2009.

RESORT

	Three Months Ended March 31,
	2010	2009	change
	(in millions)

Revenues	$6.9	$8.6	$(1.7)
% of consolidated revenues	64%	80%

Operating Loss	$(2.5)	$(4.2)	$1.7

Resort segment revenues decreased from $8.6 million in the first quarter of 2009 to $6.9 million for the first quarter of 2010, or 20%, reflecting the absence of revenues from The Kapalua Villas and Kapalua Adventures in 2010 as these operations were leased to third parties to operate in December 2009. We are now receiving lease and license income that is reflected in the Community Development segment results. The Resort segment reported an operating loss of $2.5 million for the first quarter of 2010, compared to an operating loss of $4.2 million for the first quarter of 2009. The improved results reflect better results from our golf operations and general cost reductions throughout the Resort segment operations.  Visitor counts to Kapalua Resort and to Maui for the first quarter of 2010 increased over the same period a year ago, which also contributed to the improved results.

Golf and Retail

Revenues from golf operations increased by approximately 10% in the first quarter of 2010 compared to the first quarter of 2009, primarily from a 7% increase in paid rounds of golf partially offset by a 3% decrease in average greens and cart fees per paid round. Resort retail sales for the first quarter of 2010 were approximately 15% lower than the first quarter of 2009, primarily reflecting the reduced spending by guest and a reduction in retail and food and beverage space with the closure of the Kapalua Adventures retail and café in December 2009 and the closure of our tennis retail area in November 2009.  Overall occupied rooms at the Kapalua Resort for the first quarter of 2010 was 7% higher than the first quarter of 2009.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2010	2009	change
	(in millions)

Revenues	$3.9	$2.0	$1.9
% of consolidated revenues	36%	18%

Operating Profit (Loss)	$0.8	$(3.2)	$4.0

The Community Development segment reported an operating profit of $800,000 for the first quarter of 2010 compared to an operating loss of $3.2 million for the first quarter of 2009. Revenues from this operating segment were $3.9 million for the first quarter of 2010 compared to $2.0 million for the first quarter of 2009. Increased revenues reflect the land sale in the first quarter of 2010 and higher revenues from lease and license agreements that were put in place in December 2009.  Included in the operating loss for the first quarter of 2009 is $1.1 million representing our equity in the losses of Bay Holdings.  In 2010, we did not recognize any additional losses from this investment as the carrying value of our investment and our loan to Bay Holdings have been written down to zero and we have no further obligation to fund losses (Note 10 to condensed consolidated financial statements).

Real Estate Sales

In the first quarter of 2010, we sold approximately 128 acres of land in Upcountry Maui and recognized revenues of $1.7 million and pre-tax profit of approximately $1.5 million.  There were no real estate sales in the first quarter of 2009.

AGRICULTURE

	Three Months Ended March 31,
	2010	2009	change
	(in millions)

Income (Loss) From Discontinued Operations Before Income Taxes	$1.6	$(2.5)	$4.1

As of the end of 2009, we ceased all of our agricultural operations (Note 7 to condensed consolidated financial statements) and we are reporting our Agriculture segment operating results as discontinued operations with prior period amounts restated for comparability.  Income from discontinued operations for the first quarter of 2010 includes a credit of $2.3 million representing the pineapple operations gain from first quarter 2010 termination of our postretirement life insurance plan (Note 12 to condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At March 31, 2010, our total debt, including capital leases, was $94.1 million, compared to $96.6 million at December 31, 2009. The decrease in outstanding debt in the first quarter of 2010 was primarily due to payments made as we received approximately $5.5 million in tax refunds and net cash proceeds of approximately $1.5 million from the sale of real estate. At March 31, 2010, we had approximately $16.1 million available under existing lines of credit and $795,000 in cash and cash equivalents; an excess of current liabilities over current assets of $63.8 million, and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $78.0 million.

Included in current liabilities are $57.8 million of borrowings outstanding under agreements that are scheduled to mature in March 2011, with financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  In addition, we have $40 million of outstanding convertible notes that may be redeemed by holders as early as July 2011.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable. If we default under the senior secured convertible notes, the holders of such notes may require us to redeem the notes, in which case we would also be required to pay a redemption premium equal to 115% multiplied by (i) the principal and accrued and unpaid interest under each note, or (ii) the highest closing sale price of our common stock during the period between the event of default and delivery of redemption notice multiplied by the number of shares of our common stock into which a note is then convertible.

Liquidity

Our cash outlook for the next twelve months and our ability to make the required debt repayment in March 2011 and to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market and our ability to raise additional equity capital. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, or are unable to restructure our credit agreements to extend the maturity date beyond March 2011, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we have a commitment to purchase the spa, beach club improvements and the sundry store, referred to as the Amenities, from Bay Holdings at actual construction costs of approximately $35 million. We do not currently have the cash resources to complete the purchase.  We are in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and are discussing whether we will even be required to purchase the Amenities.  In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 Ladies Professional Golf Association (LPGA) event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and we paid $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. In addition, in September 2009, M. Yamamura and Sons, Inc. (“Yamamura”) filed a lawsuit against us alleging that we materially breached the Maui Gold Pineapple Planting and Fruit Purchase Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for us, and that we unilaterally restricted and impaired the value of Yamamura’s benefits under the agreement. We are also subject to other commitments and contingencies that could negatively impact our future cash flows.  These matters are further described in Note 16 to our condensed consolidated financial statements.  These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives discussed below in order to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In response to these circumstances, we continue to undertake several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets.  In the first quarter of 2010, we concluded the sale of one property that resulted in total cash proceeds (net of selling costs) of $1.5 million. In addition, we have taken several other actions to reduce cash outflows, as well as measures to reduce operating expenses. In the first quarter of 2010, we terminated our postretirement medical insurance plan for non-bargaining retirees and increased the percentage of medical insurance that active employees are paying for current medical insurance coverage.  We also terminated our retiree life insurance plan in the first quarter of 2010 in an effort to reduce our cash outflows. We are actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.  We are attempting to raise capital in an equity financing transaction, which may be used to retire certain outstanding debt and to meet working capital needs.  In addition, we are working with our lenders to extend the maturity date of our credit agreements.

Amended Construction Loan Agreement Following Lehman Bankruptcy

In July 2006, Bay Holdings, in which we have a 51% interest, entered into a syndicated construction loan agreement with Lehman, for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. In February 2009, Bay Holdings entered into an amended and restated construction loan agreement with Lehman, Swedbank, MH Kapalua Venture, LLC, an affiliate of Marriott, and certain other syndicate lenders, pursuant to which Bay Holdings may borrow an aggregate of approximately $354.5 million, including amounts previously funded under the original construction loan agreement (Note 10 to condensed consolidated financial statements).

Revolving Line of Credit with American AgCredit, FLCA

In October 2009, we executed an amendment to our revolving line of credit agreement with American AgCredit, FLCA. The amendment extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, places limitations on new indebtedness and capital expenditures, requires that total liabilities be no greater than $240 million and increases the interest rate by 75 to 200 basis points, subject to a minimum interest rate of 5.5%. As of March 31, 2010, this $25 million line of credit was fully drawn.

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

In October 2009, we executed a restated and amended revolving line of credit agreement with Wells Fargo Bank and certain other lenders. The restated and amended credit agreement increased the amount of the revolving line from $45 million to $50 million, extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, requires that total liabilities be no greater than $240 million and limits additional indebtedness and capital expenditures.  Interest on outstanding amounts are at a LIBOR market index or the LIBOR rate, plus 4.25%.  As of March 31, 2010, we had $33.9 million outstanding or encumbered to secure letters of credit, and $16.1 million available under this line.

Private Placement of Convertible Notes

On July 28, 2008, we issued $40 million in aggregate principal amount of convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. The convertible notes mature on July 15, 2013, subject to earlier conversion or redemption under certain conditions as specified in the notes. As of March 31, 2010, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.  On July 28, 2011, the convertible note holders have the right to require the Company to redeem all or any portion of the convertible notes at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest thereon.

As of March 31, 2010, we were in compliance with all of the covenants under our outstanding debt arrangements.

Operating Cash Flows

In the first three months of 2010, consolidated net cash provided from operating activities was $3.3 million compared to net cash used in operating activities of $9.9 million for the first three months of 2009. The improved cash flows from operating activities primarily reflect income tax refunds of $5.5 million.  In addition, we sold 128 acres of land in the first quarter of 2010 and received net cash proceeds of $1.5 million; and increased cash flows also reflect improved performance and continued implementation of cost reduction measures in all of our operations.

Future Cash Inflows and Outflows

Our plans for 2010 include the possible sale of certain operating and non-operating real estate assets.  We may also seek to raise capital by conducting an equity financing, which may be used to repay outstanding indebtedness and provide additional working capital.  There can be no assurance that we will be able to sell any of our real estate assets or consummate an equity financing on acceptable terms, or at all.

In 2010, minimum required contributions to our defined benefit pension plans are expected to be $2.1 million. We may defer contributions to our pension plans and to the extent that payments are deferred, we would be required to pay interest on all deferred amounts. To date in 2010, we have made $819,000 of contributions to our pension plans, but have failed to pay the first quarterly contribution required for the 2010 plan year. Our net pension liability and minimum required contribution amounts are calculated based upon an assessment of several variables including employee compensation levels, employee turnover rates, the expected long term rate of return on investments, and other factors that are difficult to ascertain. Any significant changes in any one or more of these variables could materially affect our net pension liability and required minimum contributions. We expect to contribute $190,000 to our other post-retirement benefit plans in 2010.

In 2010, capital expenditures and expenditures for deferred development cost have been reduced, except for expenditures that are necessary to maintain our operations and standards of quality at the Kapalua Resort. Expenditures planned for 2010 total approximately $1.0 million, primarily for development entitlement work.

In connection with the PGC sale and leaseback, we are obligated to replace the irrigation system prior to the end of the two-year leaseback term (March 2011). The replacement costs are capped at $5 million under the terms of the agreement and we expect to incur approximately $3.4 million in 2010. In addition, our annual net rental payment under the lease is $4.0 million.

We have a commitment to purchase the Amenities from Bay Holdings at actual construction costs of approximately $35 million. We are in discussions with the members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and are discussing whether we will even be required to purchase the Amenities.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations as of March 31, 2010 (in thousands):

		Payment due by period (years)
		Less
Contractual Obligations	Total	Than 1	1 - 3	4 - 5	After 5
Long-term debt (1)	$97,800	$57,800		$40,000	$—
Capital lease obligations (including interest)	1,249	954	292	3	—
Interest on long-term debt (2)	12,882	7,418	4,772	692	—
Operating leases (3)	916	517	390	9	—
Purchase commitments (3)(6)	541	301	240	—	—
Other long-term liabilities (4)(5)	9,905	6,761	1,640	939	565

Total	$123,293	$73,751	$7,334	$41,643	$565

(1)           Long-term debt as presented above includes convertible notes of $40 million due in July 2013. These notes are included in our March 31, 2010 balance sheet as long-term debt of $34,323,000 and other current liabilities (derivative liability) of $666,000. The purchasers of the notes have the right to require redemption on the third anniversary of issuance, but the notes have a stated five year maturity.

(2)           Future interest payments on variable-rate long term debt were calculated assuming that future interest rates equal the rates at March 31, 2010.

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

(5)           We have not provided a detailed estimate of the timing of income tax payments amounting to $984,000 due to the uncertainty of when the related tax settlements are due (Note 14 to condensed consolidated financial statements).

(6)           We have a commitment to purchase the Amenities from Bay Holdings at actual construction costs of approximately $35 million. We are negotiating the terms of the purchase with the other members of Bay Holdings.  The commitment is not included in the table above because the timing and amount of the payment is uncertain.  In addition, we had a contractual obligation with the Ladies Professional Golf Association.  However, no amounts related to our obligations under this contract have been included in the table above because the timing and amount of the payment is uncertain.

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

•      general economic factors, including the current economic recession, tightening credit markets, declining demand for real estate, and declining expenditures within the tourism industry on Maui;

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.  Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described below and in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted.

Our common stock is currently listed on the NYSE. On January 11, 2010 we received notification from the NYSE that we are no longer in compliance with the NYSE’s continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders’ equity was less than $50 million.

Under applicable NYSE procedures, we had 45 days from receipt of the notification to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within 18 months. We submitted such a plan to the NYSE on February 22, 2010 and the NYSE has accepted the plan. With acceptance of the plan, we have 18 months from the original notification date in which to comply with the average market capitalization standard, subject to compliance with the NYSE’s other continued listing requirements and subject to quarterly reviews by the NYSE to monitor our progress against the plan. During this time, our common stock will continue to be listed on the NYSE.

Among the other NYSE continued listing standards, a company is subject to delisting if average global market capitalization over a consecutive 30 trading-day period is less than $15 million, regardless of stockholders’ equity or if a company’s average common stock prices is less than $1.00 for more than 30 consecutive trading days. As of April 9, 2010, our closing stock price was $5.56 per share and our average global market capitalization over the previous consecutive 30 trading-day period ended on April 9, 2010 was approximately $48.5 million.

In the future, we may not be able to meet the continued listing requirements of the NYSE, in response to which, the NYSE may take action to delist our common stock. In such event, if we are unable to regain compliance with the NYSE’s continued listing standards within the required time frames, our common stock would be delisted, which would violate the provisions of our $50 million line of credit and our $40 million senior secured convertible notes and could result in these debts becoming immediately due. In addition, delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, decreasing the amount of news and analyst coverage for us, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

Item 6.  Exhibits

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 11, 2010	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d)/15d-14(a) of the Securities Exchange Act of 1934.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.