Form 10-Q
period 2010-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2010-08-04
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2010
Common Stock, no par value	18,813,668 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended,
	6/30/2010	6/30/2009
	(in thousands except
	share amounts)

OPERATING REVENUES
Product revenues	$2,602	$3,086
Service revenues	5,722	5,663

Total Operating Revenues	8,324	8,749

OPERATING COSTS AND EXPENSES
Cost of product revenues	841	1,125
Cost of service revenues	7,468	9,058
Selling and marketing	393	1,152
General and administrative	1,363	6,627
Impairment charges (Note 8)	—	14,286

Total Operating Costs and Expenses	10,065	32,248

Operating Loss	(1,741)	(23,499)

Equity in losses of affiliates (Note 11)	—	(23,273)
Interest expense	(2,543)	(3,067)
Interest income	15	195

Loss from Continuing Operations Before Income Taxes	(4,269)	(49,644)
Income Tax Expense	—	415

Loss from Continuing Operations	(4,269)	(50,059)

Loss from Discontinued Operations (Note 7) net of income taxes of $0	(318)	(4,160)

NET LOSS	(4,587)	(54,219)
Pension Benefit Adjustment net of income taxes of $0	(807)	—

COMPREHENSIVE LOSS	$(5,394)	$(54,219)

LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.53)	$(6.23)
Discontinued Operations	(0.04)	(0.52)
Net Loss	$(0.57)	$(6.75)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended,
	6/30/2010	6/30/2009
	(in thousands except
	share amounts)

OPERATING REVENUES
Product revenues	$7,566	$6,791
Service revenues	11,467	12,666

Total Operating Revenues	19,033	19,457

OPERATING COSTS AND EXPENSES
Cost of product revenues	2,048	2,572
Cost of service revenues	14,789	18,886
Selling and marketing	1,530	2,404
General and administrative	3,255	12,679
Impairment charges (Note 8)	—	14,286

Total Operating Costs and Expenses	21,622	50,827

Operating Loss	(2,589)	(31,370)

Equity in losses of affiliates (Note 11)	—	(24,403)
Interest expense	(5,886)	(4,543)
Interest income	25	378

Loss from Continuing Operations Before Income Taxes	(8,450)	(59,938)
Income Tax Expense	85	800

Loss from Continuing Operations	(8,535)	(60,738)

Income (Loss) from Discontinued Operations (Note 7) net of income taxes of $0	1,243	(6,704)

NET LOSS	(7,292)	(67,442)
Pension Benefit Adjustment net of income taxes of $0	615	—

COMPREHENSIVE LOSS	$(6,677)	$(67,442)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(1.06)	$(7.57)
Discontinued Operations	0.16	(0.83)
Net Loss	$(0.90)	$(8.40)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	6/30/2010	12/31/2009
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,333	$1,881
Accounts receivable, less allowance of $868 and $452 for doubtful accounts	2,356	3,684
Refundable income taxes	—	4,331
Inventories	3,083	3,387
Prepaid expenses and other assets	1,624	377
Assets held for sale	13,487	15,227
Total Current Assets	21,883	28,887

PROPERTY	147,693	144,903
Accumulated depreciation	(64,058)	(60,189)
Net Property	83,635	84,714

OTHER ASSETS	13,876	14,447

TOTAL	$119,394	$128,048

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$63,956	$1,817
Trade accounts payable	5,613	6,581
Payroll and employee benefits	3,571	4,947
Income taxes payable	3,916	2,626
Other accrued liabilities	13,333	12,072
Total Current Liabilities	90,389	28,043
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	36,206	94,824
Accrued retirement benefits	24,073	28,076
Plantation Golf Course (PGC) deferred credit (Note 10)	45,409	46,338
Other noncurrent liabilities	6,585	7,708
Total Long-Term Liabilities	112,273	176,946
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 8,112,266 and 8,087,334 shares issued and outstanding	35,707	35,437
Additional paid in capital	9,099	9,019
Accumulated deficit	(124,015)	(116,723)
Accumulated other comprehensive loss	(4,059)	(4,674)
Stockholders’ Deficiency	(83,268)	(76,941)
TOTAL	$119,394	$128,048

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Six Months Ended June 30, 2010 and 2009

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, January 1, 2010	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)

Pension benefits adjustment (Note 13)					615	615
Share-based compensation expense			428			428
Vested restricted stock issued	42	348	(348)			—
Shares cancelled to pay tax liability	(17)	(78)				(78)
Net loss				(7,292)		(7,292)

Balance, June 30, 2010	8,112	$35,707	$9,099	$(124,015)	$(4,059)	$(83,268)

Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688

Share-based compensation expense			969			969
Vested restricted stock issued	37	428	(428)			—
Shares cancelled to pay tax liability	(11)	(95)				(95)
Net loss				(67,442)		(67,442)

Balance, June 30, 2009	8,047	$35,124	$8,904	$(60,884)	$(18,024)	$(34,880)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	6/30/10	6/30/09
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(2,091)	$(15,138)

INVESTING ACTIVITIES
Purchases of property	(2,321)	(547)
Proceeds from disposals of property	3,091	195
Other	(280)	1,575

NET CASH PROVIDED BY INVESTING ACTIVITIES	490	1,223

FINANCING ACTIVITIES
Proceeds from long-term debt	11,000	6,600
Payments of long-term debt and capital lease obligations	(8,888)	(51,237)
Net proceeds from PGC (Note 10)	—	48,520
Reduction of PGC deferred credit	(929)	(952)
Debt issuance cost and other	(130)	(1,187)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,053	1,744

NET DECREASE IN CASH AND CASH EQUIVALENTS	(548)	(12,171)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,881	13,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,333	$1,497

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $4,038,000 and $5,032,000 was paid during the six months ended June 30, 2010 and 2009, respectively. Income taxes of $5,536,000 and $291,000 were refunded during the six months ended June 30, 2010 and 2009, respectively.

Supplemental Non-Cash Investing and Financing Activities—

•                  Property acquired under capital leases was $697,000 during the six months ended June 30, 2009.

•                  A capital lease obligation of $289,000 and the related asset acquired thereunder were transferred to a third party during the six months ended June 30, 2010.

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $1,638,000 and $1,124,000 at June 30, 2010 and 2009, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2010 and 2009. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

LIQUIDITY

At June 30, 2010 the Company had $1.3 million in cash and cash equivalents.  The Company incurred a loss from continuing operations of $8.5 million and had negative cash flows from operations of $2.1 million for the six months ended June 30, 2010. Reflected in the negative cash flow from operations was $5.5 million of income taxes refunded in the quarter ended March 31, 2010. The Company had an excess of current liabilities over current assets of $68.5 million and had a stockholders’ deficiency of $83.3 million at June 30, 2010.

At June 30, 2010 the Company had $100.2 million of total debt including capital leases.  The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities.  In addition, both of the revolving lines of credit have financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements as well as a default under the $40 million senior secured convertible notes, which notes were redeemed by the Company in full as of August 3, 2010. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable.

The Company’s cash outlook for the next twelve months and its ability to make the required debt repayments in March 2011 and to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and its ability to raise additional equity capital and to refinance its existing debt. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, or is unable to restructure its credit agreements to extend the maturity date beyond March 2011, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including commitments related to its investment in Kapalua Bay Holdings, LLC (Bay Holdings), its ongoing dispute with the Ladies Professional Golf Association (LPGA), and a legal dispute with a former grower related to the Company’s discontinued agricultural operations.  These matters are further described in Note 17.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce its debt, including the sale of several real estate assets.  The Company is actively working with its lenders to extend the maturity dates and modify other terms of its credit agreements.

In the first half of 2010, the Company concluded the sales of a 128-acre parcel and a two acre parcel that included its former administrative office building resulting in total cash proceeds (net of selling costs) of $3.3 million.

In May, 2010, the Company’s shareholders authorized an additional 20 million shares of the Company’s common stock; and in June 2010, the Company initiated a rights offering for up to $40 million of its common stock with the intent to utilize the proceeds from the offering to repurchase up to all of its $40 million of outstanding senior secured convertible notes.

On July 29, 2010, the rights offering concluded and the Company received gross subscription proceeds of $40 million and issued 10,389,610 shares of common stock.  As of August 3, 2010, the Company repurchased all $40 million of its outstanding senior secured convertible notes for $35.2 million (see Note 6).

2.                                      Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                                      Inventories

Inventories as of June 30, 2010 and December 31, 2009 were as follows:

	6/30/10	12/31/09
	(in thousands)
Real estate	$1,721	$1,721
Merchandise, materials and supplies	1,362	1,666
Total Inventories	$3,083	$3,387

4.                                      Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic and diluted	8,093,326	8,034,162	8,086,243	8,027,346
Potentially dilutive	1,333,333	1,338,980	1,333,333	1,333,639

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

Potentially dilutive shares arise from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt. The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options assuming that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. Convertible debt is assumed to be converted by applying the if-converted method. These amounts were excluded for all periods presented because the effect would be anti-dilutive.

5.                                      Financing Arrangements

Long-term debt and capital lease obligations at June 30, 2010 and December 31, 2009 consisted of the following:

	6/30/2010	12/31/2009
	(in thousands)
Revolving loans, 5.5%	$63,500	$59,900
Senior Secured Convertible Notes, 5.875%	36,022	34,324
Capital lease obligations	640	2,417
Total	100,162	96,641
Less current portion	63,956	1,817
Long-term debt and capital lease obligations	$36,206	$94,824

In November 2007, the Company entered into a $90 million revolving line of credit secured by approximately 1,437 acres of the Company’s West Maui land. All outstanding principal and accrued interest was scheduled to be due on November 13, 2009. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 10), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, the Company amended the line of credit agreement to extend the maturity date to March 13, 2010.

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

The Company has a $25 million revolving loan that is secured by certain parcels of the Company’s real property on Maui that matures in March 2011 (as amended). Commitment fees of 0.40% are payable on the unused portion of the revolving facility. The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million, maximum total liabilities of $240 million, and limitations on capital expenditures. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%.

On July 28, 2008, the Company concluded a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of senior secured convertible notes (the “convertible notes”), bearing 5.875% interest per annum payable quarterly in cash in arrears.  The convertible notes were convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, which is equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes. On the third anniversary of the closing, each holder of the convertible notes had the right to require the Company to redeem all or any portion of such convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon.  The convertible notes were redeemed in full as of August 3, 2010 (see Note 6).

6.                                      Rights Offering

In June 2010, the Company initiated a rights offering for up to $40 million of its common stock with the intent to utilize the proceeds from the offering to repurchase up to all of its $40 million of outstanding senior secured convertible notes. In accordance with the terms of the offering, each shareholder received one non-transferable subscription right for each share of common stock owned as of the close of business on July 7, 2010, the record date. Each subscription right entitled the shareholder to purchase approximately 1.23 shares of common stock at a subscription price of $3.85 per share. Shareholders who fully exercised all of their initial subscription rights were entitled to purchase any unsubscribed shares at the same subscription price per share, on a pro rata basis.

In conjunction with the rights offering, the Company entered into agreements with holders of its senior secured convertible notes to repurchase their notes at 88% of face value. The Company also paid to these holders a lock-up fee of 2% of face value in exchange for their agreement not to transfer their Notes for a 47-day period. In the event the Company did not raise sufficient capital through the rights offering to retire the notes or was unable to complete the rights offering in the 47-day period, the Company would forgo the 2% lock-up fee. As of June 30, 2010, the Company had entered into agreements to repurchase $32.5 million of the notes.

The rights offering concluded on July 29, 2010 and the Company received gross subscription proceeds of $40 million and issued 10,389,610 shares of common stock. As of August 3, 2010, the Company repurchased all $40 million of its outstanding senior secured convertible notes for $35.2 million.

7.                                      Discontinued Operations

The Company ceased all operations in its Agriculture segment as of the end of 2009. The Company’s Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations and prior period operating results have been reclassified for comparability.  Income from discontinued operations for the six months ended June 30,

2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 13).  Revenues and income (loss) before income taxes for the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenues	$—	$4,525	$—	$9,414

Income (Loss) from Discontinued Operations	$(318)	$(4,160)	$1,243	$(6,704)

8.                                      Impairment Charges

In the second quarter of 2009, the Company wrote off $14.2 million of deferred development costs. Due to changing market conditions, several project development plans were written off because the projects as designed were no longer feasible. In addition, projects that were no longer compatible with the Company’s future real estate development expectations were abandoned and all related predevelopment costs were written off.  Also in the second quarter of 2009, the Company recorded a charge of $1.9 million representing the adjustment of its real estate held for sale to its estimated fair value less cost to sell. The impairment related to the Company’s Kahului property on which improvements for the fresh fruit processing plant were constructed and the impairment charge is recorded in discontinued operations.

9.                                      Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures.  The guidance was effective for the Company beginning January 1, 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company does not currently have any VIEs.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements.  The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3.  The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.

10.                               Assets Held for Sale and Real Estate Sales

At June 30, 2010, assets held for sale included the Company’s property in Kahului, Maui (25 acres).  These assets include the site of the former corporate office and the former agriculture processing facilities.  In April 2010, the Company sold the land and building that was previously its administrative offices in Kahului, Maui and recognized a gain of $1.0 million, which is included in general and administrative expenses.

In March 2010, the Company sold real estate land inventory and recognized revenues of $1.7 million and pre-tax profit of $1.5 million.

In March 2009, the Company sold the land, improvements, structures and fixtures comprising the Plantation Golf Course (PGC) for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (Ground Lease) to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The Ground Lease requires the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company’s continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC has been accounted for as a financing transaction and, accordingly, the net proceeds received have been recorded as a non-current liability in the condensed consolidated balance sheets and no gain will be recognized until the irrigation system replacement project has been completed. Expected date of completion is September 2010.

11.                               Investments in Affiliates

KAPALUA BAY HOLDINGS, LLC

As a result of the 2009 losses incurred by Bay Holdings, the Company’s carrying value of its investment in Bay Holdings and its $3.6 million loan due from Bay Holdings were written down to zero in 2009. The Company does not expect to recover any amounts from its investment in Bay Holdings, has recorded its estimated share of its completion and recourse guarantees for its potential estimated liability and it has no further obligation to fund losses. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the Company’s income attributable to Bay Holdings exceeds its accumulated losses.  The Company had made cash contributions to Bay Holdings of $53.2 million and an uncollateralized loan of $3.6 million that accrued interest at 16%.

In June 2009, the Company recorded an impairment charge of $21.3 million to reflect what management believed to be an impairment in the carrying value of its investment in Bay Holdings.  In September 2009, Bay Holdings recorded impairment charges totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale; and for the year 2009, Bay Holdings incurred total losses of $256.2 million.  The impairment charges reflected higher default rates on actual whole and fractional unit closings than was anticipated once construction was completed in June 2009, and also reflect a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduces expected margins for those remaining units.

Construction of the six residential buildings comprised of 146 residences was complete by year-end 2009, however, the Company’s and the other members’ completion guaranty to the lenders will remain in place until the cost for all construction work has been settled and paid. The Company has no funding commitments relating to Bay Holdings beyond this amount.

Pursuant to previous agreements, the Company has a commitment to purchase the spa, beach club improvements and the sundry store (the “Amenities”) from Bay Holdings at actual construction costs of approximately $35 million.  The Company is in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and is discussing whether the Company will even be required to purchase the Amenities.

In July 2006, Bay Holdings entered into a syndicated construction loan agreement with Lehman Brothers Holdings Inc. (Lehman) for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. The loan was collateralized by the project assets, including the fee simple interest in the land owned by Bay Holdings, the adjacent spa parcel owned by the Company, and all of the sales contracts. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court, and on February 11, 2009, Bay Holdings, Lehman, other lenders under the loan agreement, Swedbank and MH Kapalua Venture, LLC, an affiliate of Marriott, entered into an Amended and Restated Construction Loan Agreement. Pursuant to the amended loan agreement, the aggregate amount that Bay Holdings could borrow, including amounts previously funded under the amended loan agreement was approximately $354.5 million. In December 2009, Bay Holdings further amended the amended loan agreement to extend the maturity date of the principal payment of $45.7 million that was previously due in February 2010 to December 2010. Bay Holdings’ failure to repay amounts when due could result in all of its outstanding borrowings under the amended loan agreement becoming immediately due and payable. Bay Holdings’ ability to make the December 2010 debt payment as scheduled is dependent on its ability to generate sufficient cash flows from fractional and whole unit closings. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the amended loan agreement to provide available funding until the project is completely sold out.

Summarized operating information for Bay Holdings for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$(2,227)	$(7,269)	$7,268	$(12,688)
Expenses	6,954	(3,030)	20,317	(6,915)
Net Income (Loss)	$(9,181)	$(4,239)	$(13,049)	$(5,773)

Negative revenues and expense resulted from increasing the allowance for defaults, as sales of the pre-sold units were previously recognized on the percentage-of-completion method.

12.                               Share-Based Compensation

The total compensation expense recognized for share-based compensation was $428,000 and $969,000 for the six months ended June 30, 2010 and 2009, respectively, and $182,000 and $755,000 for the three months ended June 30, 2010 and 2009, respectively. The total tax benefit (expense) related thereto was $-0- for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009. Subsequent to issuance of the condensed consolidated financial statements for the quarter ending June 30, 2009, management determined that the $272,000 and $379,000 previously reported as the total tax benefit related to share-based compensation for the three and six month periods ending June 30, 2009 were incorrect.  Accordingly, the total tax benefit has been restated to $-0- for these periods. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.3% and 3.6%, as of June 30, 2010 and 2009, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the six months ended June 30, 2010 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2009	266,500	$29.20
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(97,000)	$29.90	$11.05
Outstanding at June 30, 2010	169,500	$27.58	$10.39	5.1	$—
Exercisable at June 30, 2010	114,000	$30.94	$11.32	4.3	$—
Expected to Vest at June 30, 2010 (2)	40,109	$20.66	$8.47	6.8	$—

(1)                                  For in-the-money options

(2)                                  Options expected to vest reflect estimated forfeitures

Additional stock option information for the six months ended June 30, 2010 and 2009 is as follows:

	2010	2009
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$—	$3.11
Intrinsic Value of Options Exercised $(000)	—	—
Cash Received From Option Exercises $(000)	—	—
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	177	1,081

For the six months ended June 30, 2009, the fair value of the Company’s stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions (there were no stock option awards granted in the first six months of 2010):

2009
Expected Life of Options in Years	6.5
Expected Volatility	46.1%
Risk-free interest rate	2.4%
Expected dividend yield	—

As of June 30, 2010, there was $287,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

In the first six months of 2010, 3,000 shares of restricted stock that vest as service requirements are met were granted to certain directors; and 26,875 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the six months ended June 30, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2009	448,301	$8.25
Granted	3,000	$4.98
Vested	(26,875)	$8.57
Forfeited or Cancelled	(98,918)	$7.59
Nonvested balance at June 30, 2010	325,508	$9.46

13.                               Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other post-retirement benefits for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Pension Benefits
Service cost	$30	$378	$60	$756
Interest cost	883	905	1,745	1,811
Expected return on plan assets	(700)	(622)	(1,410)	(1,245)
Amortization of prior service cost	1	11	2	22
Amortization of transition liability	2	4	4	8
Recognized actuarial loss	207	484	367	968

Net expense	$423	$1,160	$768	$2,320

Other Benefits
Service cost	$—	$54	$33	$109
Interest cost	41	200	65	399
Amortization of prior service cost	(10)	—	(39)	—
Recognized actuarial gain	(226)	(120)	(424)	(241)
Recognized gain due to curtailment	—	—	(576)
Recognized gain due to settlement	—	—	(2,683)

Net expense (credit)	$(195)	$134	$(3,624)	$267

In January 2010, the Company terminated its postretirement life insurance plan and recorded a settlement gain of $2.7 million of which $2.3 million was recorded to discontinued operations and $345,000 was recorded as a credit to general and administrative expense.  In February 2010, the Company terminated its postretirement medical coverage for non-bargaining retirees and recorded a curtailment gain of $576,000 as a credit to general and administrative expense.

In 2010, minimum required contributions to the Company’s defined benefit pension plans are expected to be $1.7 million. To date in 2010, the Company has made pension plan contributions totaling $992,000 and has failed to pay a 2010 plan year quarterly contribution of approximately $394,000.  On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “2010 Relief Act”) was signed into law.  The Company’s expected plan contributions in 2010 includes the deferral of pension plan contributions provided for by the 2010 Relief Act with regard to plan years 2009 and 2010.  The Company will be required to pay interest to the pension plans for all contributions that have been deferred. The Company expects to contribute $190,000 to its other post-retirement benefit plans in 2010.

14.                               Fair Value Measurements

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

In July 2008, the Company issued $40 million in senior secured notes that are convertible into the Company’s common stock. The conversion features related to the notes gave rise to a derivative liability carried at fair value, with changes in fair value recognized currently in interest expense.

In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements was to convert variable-rate interest, which was previously tied to 1-, 2-, 3- and 6-month LIBOR terms, to an average fixed-rate interest of approximately 2.9%, before applicable interest rate spreads. The transactions were not designated as hedges, and, accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps were recognized currently in interest expense. The interest rate swap agreements expired in January 2010.

Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	6/30/10	12/31/09
		(in thousands)
Interest rate swap agreements	Other current liabilities	$—	$63
Derivative liability related to convertible debt	Other current liabilities	12	489

(1)                                  Fair value measurements derived using significant other inputs (Level 2).

	Location of gain or	Amount of gain or (loss) recognized on derivative		Amount of gain or (loss) recognized on derivative
	(loss) recognized in	Three Months Ended		Six Months Ended
Derivatives not designated as hedges:	statement of operations	6/30/10	6/30/09	6/30/10	6/30/09
		(in thousands)		(in thousands)
Interest rate swap agreements	Interest expense	$—	$258	$63	$487
Derivative liability related to convertible debt	Interest expense	654	46	477	1,424

Except as indicated below, the carrying amount of the Company’s other financial instruments approximates fair value.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at June 30, 2010 and December 31, 2009 was $99,522,000 and $94,224,000, respectively, and the fair value was $97,971,000 and $94,312,000, respectively.

15.                               Income Taxes

The effective tax rate for 2010 and 2009 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

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

At June 30, 2010, the Company had a liability of $984,000 for unrecognized tax benefits and interest thereon of $1.7 million. At June 30, 2010, $13.6 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

16.                               Operating Segment Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating Revenues
Community Development	$2,775	$1,810	$6,628	$3,787
Resort	5,449	6,713	12,303	15,333
Other	100	226	102	337
Total Operating Revenues	$8,324	$8,749	$19,033	$19,457

Operating Income (Loss)
Community Development	$(70)	$(40,990)	$736	$(44,215)
Resort	(2,654)	(4,611)	(5,178)	(8,768)
Other (1)	983	(1,171)	1,853	(2,790)
Total Operating Loss (2)	(1,741)	(46,772)	(2,589)	(55,773)
Interest Expense	(2,528)	(2,872)	(5,861)	(4,165)
Income Tax Expense	—	(415)	(85)	(800)
Loss from Continuing Operations	(4,269)	(50,059)	(8,535)	(60,738)
Income (Loss) from Discontinued Operations (1)	(318)	(4,160)	1,243	(6,704)
Net Loss	$(4,587)	$(54,219)	$(7,292)	$(67,442)

(1) Other operating income and income from discontinued operations for the first six months of 2010 include credits of $750,000 and $2.3 million, respectively, representing gains from the elimination of non-bargaining retiree medical insurance benefits and the termination of the Company’s retiree life insurance plan in January 2010.

(2) Includes equity in losses of affiliates.

17.                               Commitments and Contingencies

LPGA

The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it was unable to hold the 2009 LPGA event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and, in March 2010, the Company paid $700,000 to the LPGA of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the condensed consolidated financial statements. An unfavorable judgment against the Company could have a material negative impact to the Company’s financial condition including its ability to comply with its debt covenants.

Discontinued Operations

The Company has various unsettled contractual obligations with regard to its now terminated Agriculture segment operations and has recorded its best estimate of the potential loss of $3.5 million, which is included in other accrued liabilities in the condensed consolidated balance sheet at June 30, 2010.

On September 1, 2009, M. Yamamura and Sons, Inc. (Yamamura) filed a lawsuit against the Company, which alleges that the Company materially breached its planting agreement with Yamamura by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company until further notice. The lawsuit further alleges that the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement. The Company intends to vigorously defend the lawsuit, but has recorded an immaterial amount as the low end of the range of its estimate of the potential exposure under the lawsuit.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $262,000 since 1999; and paid $368,000 for its share of the cost of the letter of credit securing its obligation and the capital costs to install a filtration system for an existing well. In March 2010, the Company was advised by the County of Maui that it intends to drill an exploratory water well on State of Hawaii lands that are directly above property that the Company previously used to plant pineapple.  Management believes that the potential for contamination is low because the proposed well site is above the land where agricultural chemicals were used.  Accordingly, a reserve for costs relating to the future well has not been recorded because the Company is not able to reasonably estimate the amount of its estimated potential liability (if any).

Investments in Affiliates

Pursuant to a previous agreement, the Company was committed to purchase from Bay Holdings certain Amenities (see Note 11) upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase and payment terms, and is discussing whether the Company will even be required to purchase the Amenities.

Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investor’s pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At June 30, 2010, the Company has recognized the estimated fair value of its obligations under these agreements.

Other

In connection with the PGC sale and leaseback, the Company is obligated to replace the irrigation system prior to the end of the two-year leaseback term or March 2011. The replacement costs are capped at $5 million under the terms of the agreement.  The Company has incurred approximately $3 million of replacement costs through June 30, 2010 and expects to incur an additional $600,000 to finish the project by the September 2010 expected completion date (see Note 10).

In connection with a Honolua Ridge Phase II lot sale in 2007, the Company deferred the recognition of $4.3 million of revenues because of contingencies that could result in the Company becoming obligated to repurchase the lot from the buyer. The buy-back provision will expire in November 2010.

In February 2010, the Company received notification from the Internal Revenue Service proposing changes to the Company’s employment tax withholdings. The Company currently does not expect the impact of the ultimate resolution of the matter to be material and has recorded an immaterial amount as the low end of the range of its estimated potential exposure.

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

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. We are a landholding company.  Our principal subsidiary is Kapalua Land Company, Ltd., the operator and developer of Kapalua Resort, a master-planned community in West Maui. Our reportable operating segments are Resort and Community Development.  In December 2009, all of our Agriculture segment operations were ceased and the segment is reported as discontinued operations.

Resort

The Kapalua Resort is part of approximately 21,800 acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, the Kapalua Spa, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort’s two golf courses, the tennis facility, and several retail shops. Prior to mid-December 2009, our Resort operations also included a vacation rental program (The Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and Kapalua Adventures operations to third parties, from which we receive lease and license income.

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

The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (Note 11 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. Construction was substantially complete in June 2009 and includes 84 whole ownership units and 744 fractional units of which 23 whole ownership and 135 fractional units closed escrow through the end of the second quarter of 2010.

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

At the end of 2008, we postponed the start of construction of new development projects until economic conditions improve. However, we expect to continue engaging in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

•                  Kapalua Mauka:  As presently planned, this project is comprised of 640 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 800 acres.

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

Discontinued Operations

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

Current Developments

For the second quarter of 2010, we reported a net loss of $4.6 million and for the first six months of 2010, we reported a net loss of $7.3 million.  Cash used in operating activities for the first six months of 2010 was $2.1 million and includes the receipt of $5.5 million in tax refunds.  These results reflect improved operating performance and overhead cost reductions, and $3.4 million of gains due to the termination of certain post-retirement benefits.  In December 2009, we ceased our pineapple operations, as well as our Kapalua Villas, Kapalua Adventures, security and shuttle operations.

•                    In April 2010, John P. Durkin resigned and Tim T. Esaki was appointed to fill the position of Chief Financial Officer.

•                    At our Annual Meeting in May 2010, our shareholders voted to reduce the size of and to declassify our Board of Directors.  Stephen M. Case, Walter H. Haruki, David A. Heenan, Kent T. Lucien, Duncan MacNaughton, Arthur C. Tokin and Fred E. Trotter III were elected to our board for a one-year term.  The shareholders also voted to authorize an additional 20,000,000 shares of MLP common stock.

•                    On June 30, 2010, we filed with the Securities and Exchange Commission a final prospectus for the distribution to our shareholders of subscription rights to purchase up to 10,389,610 shares of our common stock at $3.85 per share.  The rights offering expired on July 29, 2010 and resulted in gross proceeds of $40 million, of which $35.2 million was used to repay $40 million of senior secured convertible notes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2010.

There are no other accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

CONSOLIDATED

	Three Months Ended June 30,
	2010	2009	change
	(in millions, except share amounts)

Consolidated Revenues	$8.3	$8.7	$(0.4)

Loss From Continuing Operations	$(4.3)	$(50.0)	$45.7

Loss From Discontinued Operations	$(0.3)	$(4.2)	$3.9

Net Loss	$(4.6)	$(54.2)	$49.6

Net Loss Per Common Share	$(0.57)	$(6.75)	$6.18

We reported a net loss of $4.6 million ($0.57 per share) for the second quarter of 2010 compared to a net loss of $54.2 million ($6.75 per share) for the second quarter of 2009. The loss for the second quarter of 2009 included a charge of $21.3 million for the decrease in value of our investment in Bay Holdings; charges of $14.2 million for the write off of development plans that are no longer considered feasible due to changes in market conditions; and a charge of $1.9 million representing an adjustment to estimated fair value less cost to sell of certain real estate that we have classified as held for sale (included in loss from discontinued operations).

General and Administrative

Consolidated general and administrative expenses were $1.4 million for the second quarter of 2010 compared to $6.6 million for the second quarter of 2009.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended
	June 30,
	2010	2009	change
	(in millions)
Pension and other post retirement expense	$0.3	$1.3	$(1.0)
Salaries, wages and stock compensation	0.9	1.4	(0.5)
Employee severance expense	—	0.7	(0.7)
(Gain) loss on asset disposal	(1.0)	2.1	(3.1)
Other	1.2	1.1	0.1

Total	$1.4	$6.6	$(5.2)

The reduction in pension and other post retirement expense was due to the non-bargaining unit pension plan being frozen at the end of 2009, the postretirement health benefit for non-bargaining retirees being terminated in February 2010, and the postretirement life insurance plan for retirees being terminated in January 2010.

The decrease in salaries, wages, and stock compensation expense reflect staffing reductions and attrition in all operating segments and in corporate services.  As of June 30, 2010, we had 220 employees compared to 647 employees as of June 2009.  Severance expense in the second quarter of 2009 includes amounts related to the termination of our former President and Chief Executive Officer in May 2009.

Gain on asset disposal in 2010 includes the gain of $1.0 million from the sale of our former administrative offices in Kahului, Maui.  Loss on disposal of assets for 2009 includes a charge of $1.9 million for the settlement payment and forfeiture of a deposit where we were obligated to purchase certain real estate at Kapalua Resort.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $2.5 million for the second quarter of 2010 compared to $3.1 million for the second quarter of 2009.  Included in interest expense for the second quarter of 2010 and 2009 are net charges of $206,000 and $736,000, respectively, representing the change in the estimated fair value of the derivative liability that was bifurcated from the $40 million convertible notes, plus accretion on the carrying value of the notes. Also included in interest expense is a credit of $258,000 for the second quarter of 2009, representing the change in fair value of certain interest rate swap agreements.  These swap agreements expired in January 2010.  In the second quarter of 2010 our average borrowings were approximately $900,000 lower than the second quarter of 2009. Our effective interest rate on borrowings was 5.7% in the second quarter of 2010 compared to 6.5% in the second quarter of 2009.

RESORT

	Three Months Ended June 30,
	2010	2009	change
	(in millions)

Revenues	$5.4	$6.7	$(1.3)
% of consolidated revenues	65%	77%

Operating Loss	$(2.7)	$(4.6)	$1.9

Resort segment revenues decreased from $6.7 million in the second quarter of 2009 to $5.4 million for the second quarter of 2010, or 19%, primarily reflecting the absence of revenues from The Kapalua Villas and Kapalua Adventures in 2010 as these operations were leased to third parties to operate in December 2009.  We are now receiving lease and license income related to these operations that is reflected in the Community Development segment results.  Partially offsetting the decrease in Resort operations revenues from The Kapalua Villas and Kapalua Adventures was an increase in revenues from our golf operations and from the Kapalua Spa.  The Kapalua Spa began operating in July 2009. The Resort segment reported an operating loss of $2.7 million for the second quarter of 2010, compared to an operating loss of $4.6 million for the second quarter of 2009. The improved results reflect better results from our golf and spa operations and general cost reductions throughout the Resort segment operations.  The results reported by the Company’s operating segments include allocations of corporate and administrative overhead charges.  Visitor counts to Maui for the second quarter of 2010 increased over the same period a year ago, which also contributed to the improved results.

Golf and Retail

Revenues from golf operations increased by approximately 4% in the second quarter of 2010 compared to the second quarter of 2009, primarily from a 6% increase in paid rounds of golf partially offset by a 3% decrease in average greens and cart fees per paid round. Resort retail sales for the second quarter of 2010 were approximately 13% lower than the second quarter of 2009, primarily reflecting the reduced spending by guests and a reduction in retail and food and beverage space with the closure of the Kapalua Adventures retail and café in December 2009 and the closure of our tennis retail area in November 2009.

COMMUNITY DEVELOPMENT

	Three Months Ended June 30,
	2010	2009	change
	(in millions)

Revenues	$2.8	$1.8	$1.0
% of consolidated revenues	34%	21%

Operating Loss	$(0.1)	$(41.0)	$40.9

The Community Development segment reported an operating loss of $70,000 for the second quarter of 2010 compared to an operating loss of $41.0 million for the second quarter of 2009. Revenues from this operating segment were $2.8 million for the second quarter of 2010 compared to $1.8 million for the second quarter of 2009. Increased revenues reflect lease and license agreements that were put in place in December 2009 and increased commission income from the sale of real estate.  The operating loss for the second quarter of 2009 included a charge of $21.3 million representing impairment of our investment in Bay Holdings and a charge of $14.2 million for the write off of project development plans that were no longer feasible as designed due to changing market conditions. In 2010, we did not recognize any additional losses from this investment as the carrying value of our investment and our loan to Bay Holdings have been written down to zero and we have no further obligation to fund losses (Note 11 to condensed consolidated financial statements).

Real Estate Inventory Sales

There were no sales of real estate inventories in the second quarters of 2010 or 2009.

DISCONTINUED OPERATIONS

	Three Months Ended June 30,
	2010	2009	change
	(in millions)

Loss From Discontinued Operations Before Income Taxes	$(0.3)	$(4.2)	$3.9

As of the end of 2009, we ceased all of our agricultural operations (Note 7 to condensed consolidated financial statements) and we are reporting these operating results as discontinued operations with prior period amounts restated for comparability.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

CONSOLIDATED

	Six Months Ended June 30,
	2010	2009	change
	(in millions, except share amounts)

Consolidated Revenues	$19.0	$19.5	$(0.5)

Loss From Continuing Operations	$(8.5)	$(60.7)	$52.2

Income (Loss) From Discontinued Operations	$1.2	$(6.7)	$7.9

Net Loss	$(7.3)	$(67.4)	$60.1

Net Loss Per Common Share	$(0.90)	$(8.40)	$7.50

We reported a net loss of $7.3 million ($0.90 per share) for the first six months of 2010 compared to a net loss of $67.4 million ($8.40 per share) for the first six months of 2009.  Net loss for the first six months of 2010 includes a credit of $3.4 million representing the gain recognized from the curtailment of our postretirement medical plan and settlement of our postretirement life insurance plan (Note 13 to condensed consolidated financial statements) and pre-tax profits of $2.5 million from the sale of real estate inventory and our former administrative offices in Kahului.  The loss for the first six months of 2009 reflects charges totaling $24.4 million attributable to our investment in Bay Holdings, including an impairment charge of $21.3 million in June 2009 due to an other-than-temporary decrease in value of our investment; a charge of $14.2 million for the write off of development plans that are no longer considered feasible because of changing market conditions; and a $1.9 million impairment charge to real estate held for sale (included in loss from discontinued operations).

General and Administrative

Consolidated general and administrative expenses were $3.3 million for the first six months of 2010 compared to $12.7 million for the first six months of 2009.

The major components of the difference in general and administrative expenses were as follows:

	Six Months Ended
	June 30,
	2010	2009	change
	(in millions)
Pension and other post retirement expense	$(0.5)	$2.6	$(3.1)
Salaries, wages and stock compensation	1.9	3.1	(1.2)
Employee severance expense	0.1	1.5	(1.4)
Professional services	1.0	1.4	(0.4)
(Gain) loss on asset disposal	(1.0)	2.1	(3.1)
Other	1.8	2.0	(0.2)

Total	$3.3	$12.7	$(9.4)

In the first six months of 2010, we recognized a credit of $3.4 million that primarily represented the curtailment and settlement gains as a result of the termination of our postretirement life insurance plan for all retirees and elimination of retiree medical insurance benefits for non-bargaining retirees; $2.3 million of the settlement gain for the termination of the life insurance plan was credited to discontinued operations. In addition, our non-bargaining pension plan was frozen as of January 1, 2010, so there was no service cost accrued for this plan in 2010 (Note 13 to condensed consolidated financial statements).

The decrease in salaries, wages, and stock compensation expense reflect staffing reductions and attrition in all operating segments and in corporate services.  Staff reductions took place throughout 2009, and further attrition continued in 2010.  As of June 30, 2010, we had 220 employees compared to 647 employees as of June 2009. Severance expense in the first six months of 2009 was due to the termination of approximately 100 employees from our work force in March and severance related to the termination of our former President and Chief Executive Officer in May 2009.

The decrease in professional and other services reflects a reduction in use of outside consultants.

Gain on asset disposal in 2010 includes the gain of $1.0 million from the sale of our former administrative offices in Kahului, Maui.  Loss on disposal of assets for 2009 includes a charge of $1.9 million for the settlement payment and forfeiture of a deposit where we were obligated to purchase certain real estate at Kapalua Resort.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of services provided to the operating segments.

Interest Expense

Interest expense was $5.9 million for the first six months of 2010 compared to $4.5 million for the first six months of 2009.  Included in interest expense for the first six months of 2010 and 2009 are net charges of $1,223,000 and $119,000, respectively, representing the decrease in the estimated fair value of the derivative liability that was bifurcated from the $40 million convertible notes, plus accretion on the carrying value of the notes. Also included in interest expense are credits of $63,000 and $487,000 for the first six months of 2010 and 2009, respectively, representing the change in fair value of certain interest rate swap agreements.  These swap agreements expired in January 2010.  In the first six months of 2010 our average borrowings were approximately $9.8 million lower than the first six months of 2009. Our effective interest rate on borrowings was 5.8% in the first six months of 2010 compared to 5.6% in the first six months of 2009.

RESORT

	Six Months Ended June 30,
	2010	2009	change
	(in millions)

Revenues	$12.3	$15.3	$(3.0)
% of consolidated revenues	65%	78%

Operating Loss	$(5.2)	$(8.8)	$3.6

Resort segment revenues decreased from $15.3 million in the first six months of 2009 to $12.3 million for the first six months of 2010, or 20%, reflecting the absence of revenues from The Kapalua Villas and Kapalua Adventures in 2010 as these operations were leased to third parties to operate in December 2009. We are now receiving lease and license income related to these operations that is reflected in the Community Development segment results. Increase in revenues from our golf operations and from the Kapalua Spa partially offset reductions from the operations that we no longer operate. The Resort segment reported an operating loss of $5.2 million for the first six months of 2010, compared to an operating loss of $8.8 million for the first six months of 2009. The improved results reflect better results from our golf and spa operations and general cost reductions throughout the Resort segment operations.  The results reported by the Company’s operating segments include allocations of corporate and administrative overhead charges.  Visitor counts to Maui for the first six months of 2010 increased over the same period a year ago, which also contributed to the improved results.

Golf and Retail

Revenues from golf operations increased by approximately 7% in the first six months of 2010 compared to the first six months of 2009, primarily from an 8% increase in paid rounds of golf partially offset by a 3% decrease in average greens and cart fees per paid round. Resort retail sales for the first six months of 2010 were approximately 14% lower than the first six months of 2009, primarily reflecting the reduced spending by guests and a reduction in retail and food and beverage space with the closure of the Kapalua Adventures retail area and café in December 2009 and the closure of our tennis retail area in November 2009.

COMMUNITY DEVELOPMENT

	Six Months Ended June 30,
	2010	2009	change
	(in millions)

Revenues	$6.6	$3.8	$2.8
% of consolidated revenues	35%	19%

Operating Profit (Loss)	$0.7	$(44.2)	$44.9

The Community Development segment reported an operating profit of $736,000 for the first six months of 2010 compared to an operating loss of $44.2 million for the first six months of 2009. Revenues from this operating segment were $6.6 million for the first six months of 2010 compared to $3.8 million for the first six months of 2009.  Increased revenues reflect lease and license agreements that were put in place in December 2009 and increased commission income from the sale of real estate. The operating loss for the first six months of 2009 included a charge of $21.3 million representing impairment of our investment in Bay Holdings and a charge of $14.2 million for the write off of project development plans that were no longer feasible as designed due to changing market conditions. In 2010, we did not recognize any additional losses from this investment as the carrying value of our investment and our loan to Bay Holdings have been written down to zero and we have no further obligation to fund losses (Note 11 to condensed consolidated financial statements).

Real Estate Sales

In the first six months of 2010, we sold approximately 128 acres of land in Upcountry Maui and recognized revenues of $1.7 million and pre-tax profit of approximately $1.5 million.  There were no real estate sales in the first six months of 2009.

DISCONTINUED OPERATIONS

	Six Months Ended June 30,
	2010	2009	change
	(in millions)

Income (Loss) From Discontinued Operations Before Income Taxes	$1.2	$(6.7)	$7.9

As of the end of 2009, we ceased all of our agricultural operations (Note 7 to condensed consolidated financial statements) and we are reporting these operating results as discontinued operations with prior period amounts restated for comparability.  Income from discontinued operations for the first six months of 2010 includes a credit of $2.3 million representing the pineapple operations gain from terminating our postretirement life insurance plan in January 2010 (Note 13 to condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At June 30, 2010, our total debt, including capital leases, was $100.2 million, compared to $96.6 million at December 31, 2009. The increase in outstanding debt in the first six months of 2010 was primarily due to expenditures related to (1) our $40 million rights offering that was mailed to the shareholders in early July and (2) note purchase agreements with certain holders of our senior secured convertible notes.  In addition, negative net cash flows from operating activities of $2.1 million and accretion on the carrying value of our senior secured convertible notes contributed to the increased debt balance. At June 30, 2010, we had approximately $10.4 million available under existing lines of credit and $1.3 million in cash and cash equivalents; an excess of current liabilities over current assets of $68.5 million, and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $83.3 million.

Included in current liabilities are $63.5 million of borrowings outstanding under agreements that are scheduled to mature in March 2011, with financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  In addition, as of June 30, 2010, we had $40 million of outstanding convertible notes, which notes we redeemed in full as of August 3, 2010.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable.

Liquidity

Our cash outlook for the next twelve months and our ability to make the required debt repayment in March 2011 and to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market, our ability to raise additional equity capital and to refinance our existing debt. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, or are unable to restructure our credit agreements to extend the maturity date beyond March 2011, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we have a commitment to purchase the spa, beach club improvements and the sundry store, referred to as the Amenities, from Bay Holdings at actual construction costs of approximately $35 million. We do not currently have the cash resources to complete the purchase.  We are in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and are discussing whether we will even be required to purchase the Amenities.  In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 LPGA event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and we paid $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. In addition, in September 2009, Yamamura filed a lawsuit against us alleging that we materially breached the Maui Gold Pineapple Planting and Fruit Purchase Agreement by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for us, and that we unilaterally restricted and impaired the value of Yamamura’s benefits under the agreement. We are also subject to other commitments and contingencies that could negatively impact our future cash flows.  These matters are further described in Note 17 to our condensed consolidated financial statements.  These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives discussed below in order to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In response to these circumstances, we continue to undertake several financial and strategic initiatives to reduce cash commitments and generate cash flow from a variety of sources, including the sale of several real estate assets.  In the first six months of 2010, we concluded the sale of two properties that resulted in total cash proceeds (net of selling costs) of $3.3 million. On July 29, 2010, our $40 million rights offering to issue up to 10,389,610 shares of common stock expired and we received gross subscription proceeds of $40 million. Pursuant to purchase agreements with holders of our senior secured convertible notes that held in the aggregate $40 million of the principal amount of these notes, as of August 3, 2010, we paid $35.2 million to redeem the notes. In addition, we have taken several other actions to reduce cash outflows, as well as measures to reduce operating expenses. In the February 2010, we terminated our postretirement medical insurance plan for non-bargaining retirees and in January we increased the percentage of medical insurance that active employees are paying for current medical insurance coverage.  We also terminated our retiree life insurance plan in January 2010 in an effort to reduce our cash outflows. We are actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.  In addition, we are working with our lenders to extend the maturity date of our credit agreements.

Amended Construction Loan Agreement Following Lehman Bankruptcy

In July 2006, Bay Holdings, in which we have a 51% interest, entered into a syndicated construction loan agreement with Lehman, for the lesser of $370 million or 61.6% of the total projected cost of the project. Lehman’s commitment under the loan agreement was approximately 78% of the total. On September 15, 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. In February 2009, Bay Holdings entered into an amended and restated construction loan agreement with Lehman, Swedbank, MH Kapalua Venture, LLC, an affiliate of Marriott, and certain other syndicate lenders, pursuant to which Bay Holdings could borrow an aggregate of approximately $354.5 million, including amounts previously funded under the original construction loan agreement (Note 11 to condensed consolidated financial statements).

Revolving Line of Credit with American AgCredit, FLCA

In October 2009, we executed an amendment to our revolving line of credit agreement with American AgCredit, FLCA. The amendment extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, places limitations on new indebtedness and capital expenditures, requires that total liabilities be no greater than $240 million and increases the interest rate by 75 to 200 basis points, subject to a minimum interest rate of 5.5%. As of June 30, 2010, this $25 million line of credit was fully drawn.

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

In October 2009, we executed a restated and amended revolving line of credit agreement with Wells Fargo Bank and certain other lenders. The restated and amended credit agreement increased the amount of the revolving line from $45 million to $50 million, extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, requires that total liabilities be no greater than $240 million and limits additional indebtedness and capital expenditures.  Interest on outstanding amounts are at a LIBOR market index or the LIBOR rate, plus 4.25%.  As of June 30, 2010, we had $39.6 million outstanding or encumbered to secure letters of credit, and $10.4 million available under this line.

Private Placement of Convertible Notes

On July 28, 2008, we issued $40 million in aggregate principal amount of senior secured convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. As of June 30, 2010, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.  As of August 3, 2010, we redeemed all of the outstanding senior secured convertible notes for $35.2 million.  We paid an additional aggregate sum of $800,000 in connection with entering into the purchase agreements to redeem the notes.

As of June 30, 2010, we were in compliance with all of the covenants under our outstanding debt arrangements.

Operating Cash Flows

In the first six months of 2010, consolidated net cash used in operating activities was $2.1 million compared to net cash used in operating activities of $15.1 million for the first six months of 2009. Operating cash flows for the first six months of 2010 included expenditures of $973,000 related to the extinguishment of our $40 million senior secured convertible notes. The improved cash flows from operating activities reflect improved operating performance, continued implementation of cost reduction measures in all of our operations, and income tax refunds of $5.5 million.  In addition, we sold 128 acres of land in the first six months of 2010 and received net cash proceeds of $1.5 million.

Investing Cash Flows

Cash provided by investing activities in the first six months of 2010 include $1.7 million from the sale of our former administrative offices and the two acre parcel underlying those buildings, and $1.2 million from the sale of excess machinery and equipment.

Financing Cash Flows

In the first six months of 2009, financing cash flows included $48.5 million in cash received from the sale of the Plantation Course, which was accounted for as a financing transaction because of the leaseback arrangement and other continuing involvement with the property.  In addition, $51.2 million of long-term debt was repaid.

Future Cash Inflows and Outflows

Our plans for 2010 include the possible sale of certain operating and non-operating real estate assets.  There can be no assurance that we will be able to sell any of our real estate assets.

On July 29, 2010, our $40 million rights offering expired generating $40 million of gross proceeds.  Pursuant to purchase agreements with holders of our senior secured convertible notes that held in the aggregate $40 million of principal amount of these notes, $35.2 million of proceeds were used to redeem the notes.  We plan to use the remaining proceeds for general corporate purposes.

In 2010, minimum required contributions to our defined benefit pension plans are expected to be $1.7 million. We may defer contributions to our pension plans and to the extent that payments are deferred, we would be required to pay interest on all deferred amounts. To date in 2010, we have made $992,000 of contributions to our pension plans, but have failed to pay a quarterly contribution required for the 2010 plan year. Our net pension liability and minimum required contribution amounts are calculated based upon an assessment of several variables including employee compensation levels, employee turnover rates, the expected long term rate of return on investments, and other factors that are difficult to ascertain. Any significant changes in any one or more of these variables could materially affect our net pension liability and required minimum contributions. We expect to contribute $190,000 to our other post-retirement benefit plans in 2010.

In 2010, capital expenditures and expenditures for deferred development cost have been reduced, except for expenditures that are necessary to maintain our operations and standards of quality at the Kapalua Resort. Expenditures planned for 2010 total approximately $1.0 million, primarily for development entitlement work.

In connection with the PGC sale and leaseback, we are obligated to replace the irrigation system prior to the end of the two-year leaseback term (March 2011). The replacement costs are capped at $5 million under the terms of the agreement of which approximately $3 million have been incurred through June 30, 2010, and we expect to incur an additional $600,000 in order to complete this project. In addition, our annual net rental payment under the lease is $4.0 million.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Among the other NYSE continued listing standards, a company is subject to delisting if average global market capitalization over a consecutive 30 trading-day period is less than $15 million, regardless of stockholders’ equity or if a company’s average common stock prices is less than $1.00 for more than 30 consecutive trading days. As of July 15, 2010, our closing stock price was $3.53 per share and our average global market capitalization over the previous consecutive 30 trading-day period ended on July 15, 2010 was approximately $33.0 million.

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

Item 6.  Exhibits

3.1	Restated Articles of Association as of May 13, 2010.

3.2	Bylaws, Amended as of May 13, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 4, 2010	/s/ Tim T. Esaki
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Association as of May 13, 2010.(1)

3.2	Bylaws, Amended as of May 13, 2010.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.(2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.