Form 10-Q
period 2010-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2010-11-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, no par value	18,757,196 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended,
	9/30/2010	9/30/2009
	(in thousands except
	share amounts)

OPERATING REVENUES
Product revenues	$2,895	$13,174
Service revenues	5,340	6,897

Total Operating Revenues	8,235	20,071

OPERATING COSTS AND EXPENSES
Cost of product revenues	949	3,458
Cost of service revenues	6,938	9,608
Selling and marketing	446	704
General and administrative	3,317	3,139
(Gain) loss on asset disposals (Note 10)	(25,736)	784

Total Operating Costs and Expenses	(14,086)	17,693

Operating Income	22,321	2,378

Equity in losses of affiliates (Note 11)	—	(22,784)
Interest expense	(2,364)	(2,749)
Interest income	9	107

Income (Loss) from Continuing Operations Before Income Taxes	19,966	(23,048)
Income Tax Benefit	(261)	(1,007)

Income (Loss) from Continuing Operations	20,227	(22,041)

Loss from Discontinued Operations (Note 7) net of income taxes of $0	(200)	(3,445)

NET INCOME (LOSS)	$20,027	$(25,486)

COMPREHENSIVE INCOME (LOSS)	$20,027	$(25,486)

INCOME (LOSS) PER COMMON SHARE
—BASIC AND DILUTED
Continuing Operations	$1.36	$(2.74)
Discontinued Operations	(0.01)	(0.43)
Net Income (Loss)	$1.35	$(3.17)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended,
	9/30/2010	9/30/2009
	(in thousands except
	share amounts)

OPERATING REVENUES
Product revenues	$10,461	$19,965
Service revenues	16,807	19,563

Total Operating Revenues	27,268	39,528

OPERATING COSTS AND EXPENSES
Cost of product revenues	2,997	6,030
Cost of service revenues	21,727	28,494
Selling and marketing	1,976	3,108
General and administrative	7,560	15,818
(Gain) loss on disposal of assets (Note 10)	(26,724)	784
Impairment charges (Note 8)	—	14,286

Total Operating Costs and Expenses	7,536	68,520

Operating Income (Loss)	19,732	(28,992)

Equity in losses of affiliates (Note 11)	—	(47,187)
Interest expense	(8,250)	(7,292)
Interest income	34	485

Income (Loss) from Continuing Operations Before Income Taxes	11,516	(82,986)
Income Tax Benefit	(176)	(207)

Income (Loss) from Continuing Operations	11,692	(82,779)

Income (Loss) from Discontinued Operations (Note 7) net of income taxes of $0	1,043	(10,149)

NET INCOME (LOSS)	12,735	(92,928)
Pension Benefit Adjustment net of income taxes of $0	615	—

COMPREHENSIVE INCOME (LOSS)	$13,350	$(92,928)

EARNINGS (LOSS) PER COMMON SHARE
—BASIC AND DILUTED
Continuing Operations	$1.13	$(10.31)
Discontinued Operations	0.10	(1.26)
Net Income (Loss)	$1.23	$(11.57)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	9/30/2010	12/31/2009
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,812	$1,881
Accounts receivable, less allowance of $482 and $452 for doubtful accounts	2,106	3,684
Refundable income taxes	436	4,331
Inventories	3,157	3,387
Prepaid expenses and other assets	738	377
Assets held for sale	13,201	15,227
Total Current Assets	21,450	28,887

PROPERTY	113,129	144,903
Accumulated depreciation	(47,811)	(60,189)
Net Property	65,318	84,714

OTHER ASSETS	12,623	14,447

TOTAL	$99,391	$128,048

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$43,224	$1,817
Trade accounts payable	4,787	6,581
Payroll and employee benefits	3,058	4,947
Income taxes payable	4,091	2,626
Golf course deferred credits (Note 10)	24,796	—
Other accrued liabilities	12,140	12,072
Total Current Liabilities	92,096	28,043

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	85	94,824
Accrued retirement benefits	23,972	28,076
Plantation Golf Course (PGC) deferred credit (Note 10)	—	46,338
Other noncurrent liabilities	6,781	7,708
Total Long-Term Liabilities	30,838	176,946

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,510,968 and 8,087,334 shares issued and outstanding	75,371	35,437
Additional paid in capital	9,133	9,019
Accumulated deficit	(103,988)	(116,723)
Accumulated other comprehensive loss	(4,059)	(4,674)
Stockholders’ Deficiency	(23,543)	(76,941)
TOTAL	$99,391	$128,048

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Nine Months Ended September 30, 2010 and 2009

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, January 1, 2010	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)

Issuance of stock, net of costs (Note 6)	10,390	39,565				39,565
Pension benefits adjustment (Note 13)					615	615
Share-based compensation expense			585			585
Vested restricted stock issued	58	471	(471)			—
Shares cancelled to pay tax liability	(24)	(102)				(102)
Net income				12,735		12,735

Balance, September 30, 2010	18,511	$75,371	$9,133	$(103,988)	$(4,059)	$(23,543)

Balance, January 1, 2009	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688

Share-based compensation expense			1,239			1,239
Vested restricted stock issued	61	631	(631)			—
Shares cancelled to pay tax liability	(19)	(146)				(146)
Net loss				(92,928)		(92,928)

Balance, September 30, 2009	8,063	$35,276	$8,971	$(86,370)	$(18,024)	$(60,147)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	9/30/10	9/30/09
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(5,834)	$(9,748)

INVESTING ACTIVITIES
Purchases of property	(3,396)	(1,063)
Proceeds from disposals of property	3,629	1,831
Other	(217)	1,313

NET CASH PROVIDED BY INVESTING ACTIVITIES	16	2,081

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(70,381)	(64,407)
Proceeds from long-term debt	15,300	13,500
Issuance of common stock (Note 6)	40,000	—
Net proceeds from golf course sales (Note 10)	22,828	48,520
Reduction of Plantation Golf Course deferred credit	(1,405)	(1,521)
Debt and common stock issuance cost and other	(593)	(1,238)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,749	(5,146)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69)	(12,813)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,881	13,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,812	$855

Supplemental Disclosures of Cash Flow Information—Interest (net of amounts capitalized) of $6,202,000 and $7,034,000 was paid during the nine months ended September 30, 2010 and 2009, respectively. Income taxes of $5,536,000 and $4,143,000 were refunded during the nine months ended September 30, 2010 and 2009, respectively.

Supplemental Non-Cash Investing and Financing Activities—

•                  Property acquired under capital leases was $698,000 during the nine months ended September 30, 2009.

•                  A capital lease obligation of $289,000 and the related asset acquired there under were transferred to a third party during the nine months ended September 30, 2010.

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $709,000 and $1,398,000 at September 30, 2010 and 2009, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

LIQUIDITY

At September 30, 2010, the Company had $1.8 million in cash and cash equivalents.  The Company had negative cash flows from operations of $5.8 million for the nine months ended September 30, 2010. Reflected in the negative cash flow from operations was $5.5 million of income taxes refunded in the quarter ended March 31, 2010. The Company had an excess of current liabilities over current assets of $70.6 million and had a stockholders’ deficiency of $23.5 million at September 30, 2010.

Current liabilities at September 30, 2010 include $42.8 million of revolving lines of credit under two agreements that expire in March 2011. Both of the revolving lines of credit have financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements resulting in all outstanding borrowings becoming immediately due and payable.  The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities.

The Company’s cash outlook for the next twelve months and its ability to make the required debt repayments in March 2011 and to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and refinancing its existing debt. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, or is unable to restructure its credit agreements to extend the maturity date beyond March 2011, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including commitments related to its investment in Kapalua Bay Holdings, LLC (Bay Holdings), its ongoing dispute with the Ladies Professional Golf Association (LPGA), a legal dispute with a former grower and an U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans.  These matters are further described in Notes 13 and 17.

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

In July 2010, the Company concluded a shareholder rights offering of 10,389,610 shares of common stock, pursuant to which it received gross proceeds of $40 million.  On August 3, 2010, the Company completed the repurchase of all $40 million of its outstanding senior secured convertible notes for $35.2 million, utilizing proceeds from the rights offering (see Note 6).

On September 30, 2010, the Company sold the Kapalua Bay Golf Course (Bay Course) and the adjacent maintenance facility for $24.1 million in cash.  The Company utilized the proceeds from the sale to pay down its revolving credit facilities by $20 million (see Notes 5 and 10).

In the first nine months of 2010, the Company also concluded the sales of a 128-acre parcel and a two-acre parcel that included its former administrative office building, resulting in total cash proceeds, net of selling costs, of $3.3 million.

2.                                      Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                                      Inventories

Inventories as of September 30, 2010 and December 31, 2009 were as follows:

	9/30/10	12/31/09
	(in thousands)
Real estate	$1,721	$1,721
Merchandise, materials and supplies	1,436	1,666
Total Inventories	$3,157	$3,387

4.                                      Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic and diluted	14,882,010	8,047,228	10,376,333	8,034,045
Potentially dilutive	423,272	1,336,052	423,272	1,333,333

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

Potentially dilutive shares arise from non-qualified stock options to purchase common stock, non-vested restricted stock, and for the three and nine months ended September 30, 2009, common stock issuable upon assumed conversion of convertible debt. The treasury stock method is applied to determine the number of potentially dilutive shares for non-vested restricted stock and stock options assuming that the shares of non-vested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. Convertible debt was assumed to be converted by applying the if-converted method. These amounts were excluded for all periods presented because the effect would be anti-dilutive.

5.                                      Financing Arrangements

Long-term debt and capital lease obligations at September 30, 2010 and December 31, 2009 consisted of the following:

	9/30/2010	12/31/2009
	(in thousands)
Revolving loans, 5.5%	$42,800	$59,900
Senior Secured Convertible Notes, 5.875%	—	34,324
Capital lease obligations	509	2,417
Total	43,309	96,641
Less current portion	43,224	1,817
Long-term debt and capital lease obligations	$85	$94,824

In November 2007, the Company entered into a $90 million revolving line of credit with Wells Fargo Bank secured by approximately 1,437 acres of the Company’s West Maui land. All outstanding principal and accrued interest was scheduled to be due on November 13, 2009. In March 2009, the Company sold the Plantation Golf Course (PGC) for $50 million (see Note 10), which was included in the collateral securing the line of credit agreement. In consideration for release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million. In conjunction with the PGC sale, the line of credit agreement was amended to extend the maturity date to March 13, 2010.

In October 2009, the line of credit agreement was amended and restated. The agreement principally increased the secured revolving line of credit from $45 million to $50 million, extended the maturity date of the credit agreement from March 2010 to March 2011, and re-set financial covenants. As amended, the agreement provided that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%. The financial covenants include a minimum liquidity, as defined in the agreement, of $8 million and maximum total liabilities of $240 million. There are no commitment fees on the unused portion of the revolving facility and interest is due monthly. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.

In September 2010, the Company sold the Bay Course (see Note 10), which was included in the collateral securing the line of credit.  On September 30, 2010, the Company utilized $20 million of proceeds from the sale to pay down the line of credit and reduce the facility commitment to $30 million.  As of September 30, 2010, the Company had $17.8 million outstanding or encumbered to secure letters of credit, and $11.1 million available under this line.

The Company also has a $25 million revolving loan that is secured by certain parcels of the Company’s real property on Maui that matures in March 2011 (as amended). Commitment fees of 0.40% are payable on the unused portion of the revolving facility.  The revolving loan was fully drawn at September 30, 2010 and December 31, 2009.  The financial covenants include a minimum liquidity (as defined in the agreement) of $8 million, maximum total liabilities of $240 million, and limitations on capital expenditures. As amended, the agreement provides that interest on loan draws accrue interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%.

On July 28, 2008, the Company concluded a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of senior secured convertible notes (the “convertible notes”), bearing 5.875% interest per annum payable quarterly in cash in arrears.  The convertible notes were convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, which was equal to an initial conversion rate of 29.8507 shares per $1,000 principal amount of the convertible notes. On the third anniversary of the closing, each holder of the convertible notes had the right to require the Company to redeem all or any portion of such convertible note at a redemption price equal to 100% of the principal amount of the convertible note being redeemed, plus accrued and unpaid interest thereon.

On August 3, 2010, the Company redeemed of all of the convertible notes for $35.2 million (see Note 6).  The Company’s carrying value of the convertible notes at the time of the redemption was $36.3 million.  Including lock-up fees paid to the holders, legal fees and other costs, the Company recorded a net loss of $617,000 on redemption of the convertible notes that is included in general and administrative expenses for the quarter ended September 30, 2010.

6.                                      Rights Offering

In June 2010, the Company initiated a shareholder rights offering for up to $40 million of its common stock with the intent to utilize the proceeds from the offering to repurchase up to all of its $40 million of outstanding senior secured convertible notes. In accordance with the terms of the offering, each shareholder received one non-transferable subscription right for each share of common stock owned as of the close of business on July 7, 2010, the record date for the rights offering. Each subscription right entitled the shareholder to purchase approximately 1.23 shares of common stock at a subscription price of $3.85 per share. Shareholders who fully exercised all of their initial subscription rights were entitled to purchase any unsubscribed shares at the same subscription price per share, on a pro rata basis, subject to the terms of the rights offering.

In conjunction with the rights offering, the Company entered into agreements with holders of all of the convertible notes to repurchase their notes at 88% of face value. The Company paid to these note holders a lock-up fee of 2% of face value in exchange for their agreement not to transfer their Notes for a 47-day period.

The rights offering concluded on July 29, 2010 and the Company received gross proceeds of $40 million and issued 10,389,610 shares of common stock. On August 3, 2010, the Company completed the repurchase of all $40 million of its outstanding senior secured convertible notes for $35.2 million.

7.                                      Discontinued Operations

The Company ceased all operations in its Agriculture segment as of the end of 2009. The Company’s Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations and prior period operating results have been reclassified for comparability.  Income from discontinued operations for the nine months ended September 30, 2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 13).  Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Revenues	$—	$4,939	$—	$14,353

Income (Loss) from Discontinued Operations	$(200)	$(3,445)	$1,043	$(10,149)

8.                                      Impairment Charges

In June 2009, the Company wrote off $14.2 million of deferred development costs. Due to changing market conditions, several project development plans were written off because the projects as designed were no longer feasible. In addition, projects that were no longer compatible with the Company’s future real estate development expectations were abandoned and all related predevelopment costs were written off.  Also in June 2009, the Company recorded a charge of $1.9 million representing the adjustment of its real estate held for sale to its estimated fair value less cost to sell. The impairment charge, which related to the Company’s Kahului property on which improvements for the fresh fruit processing plant were constructed was reflected in discontinued operations.

9.                                      Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures.  The guidance was effective for the Company beginning January 1, 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company does not currently have any variable interest in VIEs.

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

10.                               Assets Held for Sale and Real Estate Sales

At September 30, 2010, assets held for sale included the Company’s property in Kahului, Maui (25 acres).  These assets include the site of the Company’s former corporate office and the former agriculture processing facilities.  In April 2010, the Company sold the land and building that was previously its administrative offices in Kahului, Maui and recognized a $1.0 million gain on disposal of assets.

On September 30, 2010, the Company sold the land, improvements, structures and fixtures comprising the Bay Course and the adjacent maintenance facility for a total of $24.1 million in cash.  Concurrent with the sale the Company entered into an agreement to lease back the assets through March 31, 2011 (Lease), and due to certain construction work required by the leaseback arrangement and other continuing involvement, the sale has been accounted for as a financing transaction. Accordingly, the net proceeds received have been reflected as a current liability and no gain will be recognized until expiration of the Lease in March 2011.  Concurrent with the Bay Course sale transaction, the Company entered into an agreement (Golf Academy Lease) to lease to the buyer the property known as the Kapalua Golf Academy.  Under terms of the Golf Academy Lease the buyer will lease the Golf Academy training facility for an initial term of 10 years and be granted an easement for the approximately 25 acres adjacent to the training facility.

In March 2009, the Company sold the land, improvements, structures and fixtures comprising the PGC for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement (Ground Lease) to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The Ground Lease required the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company’s continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC was accounted for as a financing transaction and, accordingly, the net proceeds received were recorded as a non-current liability in the condensed consolidated balance sheets.

In August 2010, the irrigation system was substantially complete and the Company recognized $25.7 million of the deferred gain resulting from the PGC sale.  The remaining $2.0 million deferred gain (included in current liabilities) will be recognized ratably through the expiration of the Ground Lease in March 2011.

In March 2010, the Company sold approximately 128 acres of Upcountry Maui Land and recognized revenues of $1.7 million and pre-tax profit of $1.5 million.

In September 2009, the Company sold approximately 125 acres of land which included a portion of the master-planned Kapalua Mauka project and recognized revenues of $10.0 million and a pre-tax profit of $7.3 million.

11.                               Investments in Affiliates

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

In June 2009, the Company recorded an impairment charge of $21.3 million to reflect what management believed to be an impairment in the carrying value of its investment in Bay Holdings.  In September 2009, Bay Holdings recorded impairment charges totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale; and for the year 2009, Bay Holdings incurred total losses of $256.2 million.  The impairment charges reflected higher default rates on actual whole and fractional unit closings than were anticipated once construction was completed in June 2009, and also reflect a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduces expected margins for those remaining units.

Construction of the six residential buildings comprised of 146 residences was complete by year-end 2009, however, the Company’s and the other members’ completion guaranty to the lenders will remain in place.  The Company has no funding commitments relating to Bay Holdings beyond this amount.

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

Summarized operating information for Bay Holdings for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Revenues	$2,921	$(10,969)	$10,189	$(20,076)

Expenses	14,581	(77)	34,898	(3,411)

Impairment loss	—	208,768	—	208,768

Net Loss	$(11,660)	$(219,660)	$(24,709)	$(225,433)

Negative revenues and expenses in 2009 resulted from increasing the allowance for defaults, as sales of the pre-sold units were previously recognized on the percentage-of-completion method.

12.                               Share-Based Compensation

The total compensation expense recognized for share-based compensation was $585,000 and $1,239,000 for the nine months ended September 30, 2010 and 2009, respectively, and $157,000 and $270,000 for the three months ended September 30, 2010 and 2009, respectively. There was no tax benefit or expense related thereto for each period presented.  Subsequent to issuance of the condensed consolidated financial statements for the quarter ended September 30, 2009, management determined that the $97,000 and $445,000 previously disclosed as the total tax benefit related to share-based compensation for the three and nine month periods ended September 30, 2009 were incorrect.  This had no impact on previously reported tax benefit or expense or net loss. Accordingly, the total tax benefit has been restated to $-0- for these periods. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4.1% and 4.0%, as of September 30, 2010 and 2009, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2010 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2009	266,500	$29.20
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(100,000)	$30.03	$11.15
Outstanding at September 30, 2010	166,500	$27.46	$10.32	4.6	$—
Exercisable at September 30, 2010	113,000	$30.93	$11.30	3.6	$—
Expected to Vest at September 30, 2010 (2)	38,622	$20.12	$8.23	6.5	$—

(1)                                 For in-the-money options

(2)                                 Options expected to vest reflect estimated forfeitures

Additional stock option information for the nine months ended September 30, 2010 and 2009 is as follows:

	2010	2009
Weighted Average Grant-Date Fair Value For Options Granted During the Period	$—	$3.11
Intrinsic Value of Options Exercised $(000)	—	—
Cash Received From Option Exercises $(000)	—	—
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	190	1,125

For the nine months ended September 30, 2009, the fair value of the Company’s stock options awarded was estimated using the Black-Scholes option pricing model and the following weighted average assumptions (there were no stock option awards granted in the first nine months of 2010):

2009
Expected Life of Options in Years	6.5
Expected Volatility	46.1%
Risk-free interest rate	2.4%
Expected dividend yield	—

As of September 30, 2010, there was $227,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

In the first nine months of 2010, 3,000 shares of restricted stock that vest as service requirements are met were granted to certain directors; and 37,553 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the nine months ended September 30, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2009	448,301	$8.25
Granted	3,000	$4.98
Vested	(37,553)	$8.30
Forfeited or Cancelled	(156,976)	$7.47
Nonvested balance at September 30, 2010	256,772	$3.79

13.                               Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other post-retirement benefits for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Pension Benefits
Service cost	$31	$127	$91	$883
Interest cost	884	821	2,629	2,632
Expected return on plan assets	(699)	(593)	(2,109)	(1,838)
Amortization of prior service cost	1	12	3	34
Amortization of transition liability	1	4	5	12
Recognized actuarial loss	207	351	574	1,319

Net expense	$425	$722	$1,193	$3,042

Other Benefits
Service cost	$—	$45	$33	$154
Interest cost	33	145	98	544
Amortization of prior service cost	(20)	—	(59)	—
Recognized actuarial gain	(213)	(162)	(637)	(403)
Recognized gain due to curtailment	—	—	(576)	—
Recognized gain due to settlement	—	—	(2,683)	—

Net expense (credit)	$(200)	$28	$(3,824)	$295

In January 2010, the Company terminated its postretirement life insurance plan and in February 2010, the Company terminated its postretirement medical coverage for non-bargaining retirees.  The curtailment and settlement gain from these events totaled $3,259,000 of which $2,334,000 is recorded in discontinued operations and $925,000 is included in general and administrative expense.

In 2010, minimum required contributions to the Company’s defined benefit pension plans are expected to be $2.0 million which have been fully paid. On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “2010 Relief Act”) was signed into law.  The Company’s plan contributions in 2010 include the deferral of pension plan contributions provided for by the 2010 Relief Act with regard to plan years 2009 and 2010.  The Company will be required to pay interest to the pension plans for all contributions that have been deferred. The Company expects to contribute $190,000 to its other post-retirement benefit plans in 2010.

In September 2010, the Company was advised by the Pension Benefits Guaranty Corporation (PBGC) that the cessation of its pineapple operations and the corresponding reduction in the active participant count for its Pension Plan for Bargaining Unit and Hourly Employees (Plan) has triggered the requirement that the Company provide security to the PBGC of approximately $5.2 million to support unfunded liabilities of the Plan or to make contributions to the Plan in excess of the minimum required amounts. Management is currently working with the PBGC to reach an agreement as to the amount of contributions that will be made or the form and amount of collateral that will be provided.

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

In July 2008, the Company issued $40 million in senior secured notes that were convertible into the Company’s common stock. The conversion features related to the notes gave rise to a derivative liability carried at fair value, with changes in fair value recognized currently in interest expense.  In August 2010, the convertible notes were fully repaid (see Note 5).

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

Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	9/30/10	12/31/09
		(in thousands)
Interest rate swap agreements	Other current liabilities	$—	$63
Derivative liability related to convertible debt	Other current liabilities	—	489

(1)                                 Fair value measurements derived using Level 2 inputs.

	Location of gain or	Amount of gain or (loss) recognized on derivative		Amount of gain or (loss) recognized on derivative
	(loss) recognized in	Three Months Ended		Nine Months Ended
Derivatives not designated as hedges:	statement of operations	9/30/10	9/30/09	9/30/10	9/30/09
		(in thousands)		(in thousands)
Interest rate swap agreements	Interest expense	$—	$322	$63	$810
Derivative liability related to convertible debt	Interest expense	12	540	489	1,965

Except as indicated below, the carrying amount of the Company’s other financial instruments approximates fair value.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt (including current portion) at September 30, 2010 was $42,800,000, which approximated fair value.  The carrying amount of long-term debt at December 31, 2009 was $94,224,000 and the fair value was $94,312,000.

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

At September 30, 2010, the Company had a liability of $984,000 for unrecognized tax benefits and interest thereon of $1.7 million. At September 30, 2010, $13.6 million of unrecognized tax benefits represented taxes on revenues for which the timing of the taxability is uncertain and the liability for such taxes has been recognized as deferred tax liabilities. The acceleration of the recognition of such income would not affect the estimated annual effective tax rate, but would accelerate the payment of income taxes to earlier periods and would result in additional interest expense.

16.                               Operating Segment Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Operating Revenues
Community Development	$2,632	$12,133	$9,260	$15,920
Resort	5,601	7,602	17,904	22,935
Other	2	336	104	673
Total Operating Revenues	$8,235	$20,071	$27,268	$39,528

Operating Profit (Loss)
Community Development (1)	$(499)	$(16,162)	$237	$(60,377)
Resort (2)	23,520	(3,448)	18,342	(12,216)
Other	(700)	(796)	1,153	(3,586)
Total Operating Profit (Loss)	22,321	(20,406)	19,732	(76,179)
Interest Expense, net	(2,355)	(2,642)	(8,216)	(6,807)
Income Tax Benefit	261	1,007	176	207

Income (Loss) from Continuing Operations	20,227	(22,041)	11,692	(82,779)

Income (Loss) from Discontinued Operations	(200)	(3,445)	1,043	(10,149)

Net Income (Loss)	$20,027	$(25,486)	$12,735	$(92,928)

The amounts in the table above give effect to the correction discussed in Note 18.

(1)           Operating loss for the Community Development segment for the three months and nine months ended September 30, 2009 include losses from the Company’s equity interest in Bay Holdings of $22.8 million and $47.2 million, respectively.

(2)           Operating profit for the Resort segment for the three months and nine months ended September 30, 2010 include $25.7 million of the gain from March 2009 sale of the Plantation Golf Course.

17.                           Commitments and Contingencies

LPGA

The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it was unable to hold the 2009 LPGA event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and, in March 2010 the Company paid $700,000 to the LPGA of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the condensed consolidated financial statements. An unfavorable judgment against the Company could have a material negative impact on the Company’s financial condition, including its ability to comply with its debt covenants.

Discontinued Operations

The Company has various unsettled contractual obligations with regard to its now terminated Agriculture segment operations and has recorded its best estimate of the potential loss of $3.5 million, which is included in other accrued liabilities in the condensed consolidated balance sheet at September 30, 2010.

On September 1, 2009, M. Yamamura and Sons, Inc. (Yamamura) filed a lawsuit against the Company, which alleged that the Company materially breached its planting agreement with Yamamura by not providing a planting schedule for 2009 and by asking Yamamura to cease planting pineapple for the Company until further notice. The lawsuit further alleged that the Company unilaterally restricted and impaired the value of Yamamura’s benefits under the Planting Agreement.  The Company is currently in settlement discussions with Yamamura and management has recorded a liability based on the expected settlement.

The Company is involved in a legal dispute with the EEOC concerning former Thai workers in the Company’s discontinued agriculture operations under a labor contact agreement with Global Horizons, Inc.  The Company is currently engaged in the initial stages of a conciliation process with the EEOC, and is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells, if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $262,000 since 1999; and paid $368,000 for its share of the cost of the letter of credit securing its obligation and the capital costs to install a filtration system for an existing well. In March 2010, the Company was advised by the County of Maui that it intends to drill an exploratory water well on State of Hawaii lands that are directly above property that the Company previously used to plant pineapple.  Management believes that the potential for contamination is low because the proposed well site is above the land where agricultural chemicals were used.  Accordingly, a reserve for costs relating to the future well has not been recorded because the Company is not able to reasonably estimate the amount of its potential liability, if any.

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

Pursuant to loan agreements of certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investor’s pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At September 30, 2010, the Company has recognized a liability for the estimated fair value of its obligations under these agreements; such amounts are not material.

Other

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

18.                               Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2009, the Company concluded that the net gain or loss from sale of real estate that had been used in its operations should have been reflected as gain or loss on disposal of assets in the operating cost and expense section of the statement of operations rather than as product revenues and cost of product revenues.  Also subsequent to the issuance of such financial statements, the Company concluded that cash flows from the sale of undeveloped land should have been reflected within the operating activities section of the cash flow statement rather than within the investing activities section because the sale of undeveloped land is considered a principal business activity of the Community Development segment. As a result, the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 have been corrected.  In addition, as discussed in Note 7, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 have been retrospectively adjusted to reclassify the operating results and loss on sale of assets of the discontinued Agriculture operations.

The following is a summary of the impact of the correction and discontinued operations adjustments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009:

		Adjustments
	As	Discontinued		As
	Previously	Operations	Correction	Reclassified
	Reported	(Note 7)	of Error	& Corrected
	(in thousands)
Three Months Ended September 30, 2009:

OPERATING REVENUES
Product revenues	$19,605	$(4,781)	$(1,650)	$13,174
Total Operating Revenues	26,660	(4,939)	(1,650)	20,071
OPERATING COSTS AND EXPENSE
Cost of product revenues	11,602	(5,710)	(2,434)	3,458
(Gain) loss on property disposals	—	—	784	784
Total Operating Costs and Expenses	27,717	(8,374)	(1,650)	17,693

Nine Months Ended September 30, 2009:

OPERATING REVENUES
Product revenues	$35,423	$(13,808)	$(1,650)	$19,965
Total Operating Revenues	55,531	(14,353)	(1,650)	39,528
OPERATING COSTS AND EXPENSE
Cost of product revenues	23,539	(15,075)	(2,434)	6,030
(Gain) loss on property disposals	—	—	784	784
Total Operating Costs and Expenses	94,672	(24,502)	(1,650)	68,520

These corrections and adjustments had no impact on previously reported net loss or net loss per share.

The following is a summary of the impact of the correction on the condensed consolidated statement of cash flows for the nine months ended September 30, 2009:

	As	Adjustments
	Previously	Correction	As
	Reported	of Error	Corrected
	(in thousands)
Nine months ended September 30, 2009:

Net Cash Used in Operating Activities	$(19,626)	$9,878	$(9,748)
Investing Activities
Proceeds from disposal of property	11,709	(9,878)	1,831
Net Cash Provided by Investing Activities	11,959	(9,878)	2,081

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion and analysis also gives effect to the correction discussed in Note 18 to the unaudited condensed financial statements. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

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

Resort

The Kapalua Resort is part of approximately 21,800 acres owned by us in West Maui, most of which remains as open space. The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, the Kapalua Spa, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, several restaurants, and over 800 condominiums, single-family homes and residential lots. We operate Kapalua Resort’s two golf courses, the tennis facility, and several retail shops. Prior to mid-December 2009, our Resort operations also included a vacation rental program (The Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and Kapalua Adventures operations to third parties, from which we receive lease and license income.  In March 2009 we sold The Plantation and in September 2010 we sold The Bay golf courses.  We currently operate both courses under leaseback agreements with terms that expire at the end of March 2011.

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

The Community Development segment also includes our 51% equity interest in Bay Holdings, the limited liability company that purchased the Kapalua Bay Hotel in August 2004 (Note 11 to condensed consolidated financial statements). Bay Holdings demolished the Kapalua Bay Hotel and the adjacent shops in order to develop new whole and fractional residential units, an ocean-side spa, and a beach club at that location. Construction was substantially complete in June 2009 and includes 84 whole ownership units and 744 fractional units of which 24 whole ownership and 144 fractional units closed escrow through the end of the third quarter of 2010.

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

Discontinued Operations

The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian Gold™.  We also grew and marketed fresh organic pineapple. On December 31, 2009, we ceased all agriculture operations and we entered into agreements with an unrelated party that began to grow and market Maui Gold® pineapple as of January 1, 2010. We receive royalty payments based upon sales volume from such third party.

Current Developments

In the third quarter of 2010, our debt was reduced by $60 million as we accomplished the key initiatives that are further described below.  For the third quarter of 2010, we reported net income of $20.0 million and for the first nine months of 2010, we reported net income of $12.7 million; compared to net losses of $25.5 million and $92.9 million, for the same periods in 2009.  Cash used in operating activities for the first nine months of 2010 was $5.8 million.  In addition, these results reflect improved operating performance and overhead cost reductions, and $3.3 million of gains due to the termination of certain post-retirement benefits.

•                    In July 2010, our rights offering concluded and we received $40 million in gross subscription proceeds and issued 10,389,610 shares of common stock.

•                    In August 2010, we purchased all $40 million of our outstanding senior secured convertible notes for $35.2 million utilizing proceeds from the rights offering.

•                    In August 2010, our obligation to complete the irrigation system on the Plantation Golf Course was substantially complete and we recognized $25.7 million of the deferred gain from the March 2009 sale of this asset (Note 10 to condensed consolidated financial statements).

•                    In September 2010, we sold the Bay Course and adjacent maintenance facility for $24.1 million in cash.  In connection with this transaction we repaid $20 million on our revolving line of credit agreement.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2010.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009; and Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except share amounts)

Consolidated Revenues	$8.2	$20.1	$27.3	$39.5

Income (Loss) From Continuing Operations	$20.2	$(22.0)	$11.7	$(82.8)

Income (Loss) From Discontinued Operations	$(0.2)	$(3.5)	$1.0	$(10.1)

Net Income (Loss)	$20.0	$(25.5)	$12.7	$(92.9)

Net Income (Loss) Per Common Share	$1.35	$(3.17)	$1.23	$(11.57)

Consolidated revenues were $8.2 million for the third quarter of 2010 compared to $20.1 million for the third quarter of 2009; and $27.3 million for the first nine months of 2010 compared to $39.5 million for the first nine months of 2009.  Lower revenues for 2010 were primarily due to lower sales of real estate inventories and the absence of revenues from The Kapalua Villas and Kapalua Adventures as these operations were leased to third parties to operate in December 2009.

We reported net income of $20.0 million ($1.35 per share) for the third quarter of 2010 compared to a net loss of $25.5 million ($3.17 per share) for the third quarter of 2009. Net income for the third quarter of 2010 was primarily due to recognition of $25.7 million of the deferred gain from the March 2009 sale of the Plantation Golf Course (Note 10 to condensed consolidated financial statements).  The net loss for the third quarter of 2009 included $22.8 million equity in losses from our investment in Bay Holdings.  We ceased recording further losses from this investment in September 2009 after the carrying value of our investment including our $3.6 million unsecured loan was reduced to zero and our estimated liability under the completion and recourse guarantees were recorded.

For the first nine months of 2010, we reported net income of $12.7 million ($1.23 per share) compared to a net loss of $92.9 million ($11.57 per share) for the first nine months of 2009.  In addition to the gain from the PGC sale mentioned above, net income for the first nine months of 2010 includes a credit of $3.3 million representing the gain recognized from the curtailment of our postretirement medical plan and settlement of our postretirement life insurance plan (Note 13 to condensed consolidated financial statements) and pre-tax profits of $2.5 million from the sale of real estate inventory and our former administrative offices in Kahului. The first nine months of 2009 includes charges totaling $47.2 million related to our investment in Bay Holdings. Our losses for the first nine months of 2009 also includes charges of $14.2 million for the write off of development plans that were no longer considered feasible due to changes in market conditions; and a charge of $1.9 million representing an adjustment to estimated fair value less cost to sell of certain real estate that we have classified as held for sale (included in loss from discontinued operations).

General and Administrative

Consolidated general and administrative expenses were $3.3 million for the third quarter of 2010 compared to $3.1 million for the third quarter of 2009; and $7.6 million for the first nine months of 2010 compared to $15.8 million for the first nine months of 2009.

The major components of the difference in general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Pension and other post retirement expense	$0.2	$0.8	$(0.3)	$3.3
Salaries, wages and stock compensation	0.7	1.0	2.7	4.1
Employee severance expense	0.2	0.1	0.3	1.6
Professional and other services	0.4	0.7	1.4	2.1
Contract settlements	0.8	—	0.8	1.9
Other	1.0	0.5	2.7	2.8

Total	$3.3	$3.1	$7.6	$15.8

The decrease in pension and other post retirement expense in 2010 is due to the termination of our postretirement life insurance plan for all retirees in January 2010 and elimination of retiree medical insurance benefits for non-bargaining retirees in February 2010.  These actions resulted in curtailment and settlement gains totaling $3.3 million of which $2.3 million was credited to discontinued operations. In addition, our non-bargaining pension plan was frozen as of January 1, 2010, so there was no service cost accrued for this plan in 2010 (Note 13 to condensed consolidated financial statements).

The decrease in salaries, wages, and stock compensation expense in 2010 reflect staffing reductions and attrition in all operating segments and in corporate services.  Staff reductions took place throughout 2009, and further attrition continued in 2010.  As of September 30, 2010, we had 203 employees compared to 623 employees as of September 2009.  Severance expense in the first nine months of 2009 includes amounts related to the termination of our former President and Chief Executive Officer in May 2009.

Contract settlements for 2010 include a $617,000 net loss from the extinguishment of $40 million senior secured convertible notes in August 2010 (Note 5 to condensed consolidated financial statements).  In the first nine months of 2009, contract settlements included $1.9 million for the deposit forfeiture and settlement payment under which we were obligated to purchase certain real estate at Kapalua Resort.

The decrease in professional and other services in 2010 reflects reductions in our utilization of outside professional services.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

Interest Expense

Interest expense was $2.4 million for the third quarter of 2010 compared to $2.7 million for the third quarter of 2009.  Included in interest expense for the third quarter of 2010 are charges of $280,000 representing accretion of the carrying value of $40 million of convertible notes.  Included in interest expense for the third quarter of 2009 are net credits of $63,000 representing the change in the estimated fair value of the derivative liability that was bifurcated from the $40 million of convertible notes, plus the change in fair value of certain interest swap agreements, and accretion on the carrying value of the convertible notes. The swap agreements expired in January 2010 and the convertible notes were repaid in August 2010. In the third quarter of 2010 our average borrowings were approximately $5.4 million lower than the third quarter of 2009. Our effective interest rate on borrowings was 5.6% in the third quarter of 2010 compared to 6.4% in the third quarter of 2009.

Interest expense was $8.3 million for the first nine months of 2010 compared to $7.3 million for the first nine months of 2009.  Included in interest expense for the first nine months of 2010 and 2009 are net charges (credits) of $1,439,000 and $(431,000), respectively, representing the accretion of and change in the estimated fair value of the derivative liability and swap agreements described above.  In the first nine months of 2010 our average borrowings were approximately $15.2 million lower than the first nine months of 2009. Our effective interest rate on borrowings was 5.7% in the first nine months of 2010 compared to 5.8% in the first nine months of 2009.

RESORT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Revenues	$5.6	$7.6	$17.9	$22.9
% of consolidated revenues	68%	38%	66%	58%

Operating Profit (Loss)	$23.5	$(3.4)	$18.3	$(12.2)

Resort segment revenues decreased from $7.6 million in the third quarter of 2009 to $5.6 million for the third quarter of 2010, or 26%.  Resort segment revenues decreased from $22.9 million in the first nine months of 2009 to $17.9 million for the first nine months of 2010, or 22%.  The decrease in Resort segment revenues for the third quarter and the first nine months primarily reflect the absence of revenues from The Kapalua Villas and Kapalua Adventures in 2010 as these operations were leased to third party operators in December 2009.  We are now receiving lease and license income related to these operations that is reflected in the Community Development segment results.  Partially offsetting the decrease in Resort operations revenues from The Kapalua Villas and Kapalua Adventures was an increase in revenues from the Kapalua Spa that began operating in July 2009.

The Resort segment reported an operating profit of $23.5 million for the third quarter of 2010, compared to an operating loss of $3.4 million for the third quarter of 2009. For the first nine months of 2010, the Resort segment operating profit was $18.3 million compared to an operating loss of $12.2 million for the first nine months of 2009. Operating profit for the third quarter and first nine months of 2010 includes a $25.7 million gain from the March 2009 sale of the Plantation Golf Course (Note 10 to condensed consolidated financial statements).  The improved results in 2010 also reflect better results from our golf and spa operations and general cost reductions throughout the Resort segment operations.  The results reported by the Company’s operating segments include allocations of corporate and administrative overhead charges.  Visitor counts to Maui in 2010 increased over 2009, which also contributed to the improved results.

Golf and Retail

Revenues from golf operations were approximately the same in the third quarter of 2010 as the third quarter of 2009, as a 17% decrease in paid rounds of golf was offset by an increase in average greens and cart fees per paid round. For the first nine months of 2010, revenues from golf operations increased by approximately 5% compared to the first nine months of 2009, as a 3% decrease in paid rounds of golf was more than offset by an increase in average greens and cart fees per paid round.

Resort retail sales for the third quarter and first nine months of 2010 were approximately 12% and 14% lower, respectively, than the same periods in 2009, primarily reflecting the reduced spending by guests and a reduction in retail and food and beverage space with the closure of the Kapalua Adventures retail and café in December 2009 and the closure of our tennis retail area in November 2009.

COMMUNITY DEVELOPMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Revenues	$2.6	$12.1	$9.3	$15.9
% of consolidated revenues	32%	60%	34%	40%

Operating Profit (Loss)	$(0.5)	$(16.2)	$0.2	$(60.4)

Revenues from the Community Development segment were $2.6 million for the third quarter of 2010 compared to $12.1 million for the third quarter of 2009.  Revenues from this operating segment were $9.3 million for the first nine months of 2010 compared to $15.9 million for the first nine months of 2009.  Lower revenues in the third quarter and first nine months of 2010 are due to lower sales of real estate inventories, partially offset by increased revenues from lease and license agreements that were primarily put in place in December 2009, and increased commission income from the sale of real estate.

The Community Development segment reported an operating loss of $499,000 for the third quarter of 2010 compared to an operating loss of $16.2 million for the third quarter of 2009.  For the first nine months of 2010 this operating segment reported operating profit of $237,000 compared to an operating loss of $60.4 million for the same period in 2009.

The operating loss for the third quarter and first nine months of 2009 included our equity in losses of Bay Holdings of $22.8 million and $47.2 million, respectively.  The Community Development operating loss for the first nine months of 2009 also included a charge of $14.2 million for the write off of project development plans that were no longer feasible as designed due to changing market conditions. In 2010, we did not recognize any additional losses from our investment in Bay Holdings as the carrying value of the investment and our loan to Bay Holdings have been written down to zero and we have no further obligation to fund losses (Note 11 to condensed consolidated financial statements).

Real Estate Inventory Sales

There were no sales of real estate inventories in the third quarter of 2010.  In the third quarter of 2009, we sold approximately 125 acres including a portion of our master-planned Kapalua Mauka project and recognized revenues of $10.0 million and pre-tax profit of approximately $7.3 million.

Community Development segment revenues for the first nine months of 2010 includes the March 2010 sale of approximately 128 acres of land in Upcountry Maui that resulted in revenues of $1.7 million and pre-tax profit of approximately $1.5 million.

DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Income (Loss) From Discontinued Operations Before Income Taxes	$(0.2)	$(3.4)	$1.0	$(10.1)

As of the end of 2009, we ceased all of our agricultural operations (Note 7 to condensed consolidated financial statements) and we are reporting these operating results as discontinued operations with prior period amounts reclassified for comparability.

LIQUIDITY AND CAPITAL RESOURCES

Debt Position

At September 30, 2010, our total debt, including capital leases, was $43.3 million, compared to $96.6 million at December 31, 2009.  The decrease in outstanding debt was primarily due to the repayment of $60 million of outstanding debt as a result of the completion of our $40 million rights offering in July 2010 (Note 6 to condensed consolidated financial statements) and the sale of the Bay Course and maintenance facility in September 2010 for $24.1 million in cash (Note 10 to condensed consolidated financial statements).  In connection with the completion of our rights offering, our convertible notes with face value of $40 million and book value of $36.3 million were repaid at 88% of their face value, or $35.2 million in August 2010.  In consideration of the release of the Bay Course from the collateral of our $50 million revolving line of credit, we repaid $20 million of outstanding borrowings under that line and the availability under the line was commensurately reduced.  At September 30, 2010, we had approximately $11.1 million available under existing lines of credit and $1.8 million in cash and cash equivalents; an excess of current liabilities over current assets of $70.6 million, and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $23.5 million.  Cash used in operating activities was $5.8 million for the nine months ended September 30, 2010.

Included in current liabilities are $42.8 million of borrowings outstanding under credit facilities that are scheduled to mature in March 2011, with financial covenants requiring among other things, a minimum of $8 million in liquidity and a limitation on new indebtedness.  Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements. Defaults under the credit agreements could result in all outstanding borrowings becoming immediately due and payable.

Liquidity

Our cash outlook for the next twelve months and our ability to make the required debt repayments in March 2011 and to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market and to refinancing our existing debt. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, or are unable to restructure our credit agreements to extend the maturity date beyond March 2011, we would not have sufficient liquidity to repay such outstanding borrowings (Note 5 to condensed consolidated financial statements). In addition, we have a commitment to purchase the spa, beach club improvements and the sundry store, referred to as the Amenities, from Bay Holdings at actual construction costs of approximately $35 million. We do not currently have the cash resources to complete the purchase.  We are in discussions with the other members of Bay Holdings to negotiate the terms of the purchase agreement including the purchase price and payment terms, and are discussing whether we will even be required to purchase the Amenities.  In June 2009, we announced that due to a lack of a title sponsor, we were unable to hold the 2009 LPGA event that was scheduled for October. This has resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through November 2010 and we paid $700,000 of which 50% will be applied towards sponsorship of an event if the parties are able to structure a future event. We are also subject to other commitments and contingencies such as a legal dispute with a former grower and an EEOC matter related to our former Agriculture operations, and funding requirements related to our defined pension plan that could negatively impact our future cash flows.  These matters are further described in Notes 13 and 17 to our condensed consolidated financial statements.  These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives discussed below in order to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In response to these circumstances, we have undertaken and will continue to undertake several financial and strategic initiatives to generate cash flow from a variety of sources, including capital raising transactions and the sale of several real estate assets.  In particular, in the first nine months of 2010, we concluded the sale of two properties that resulted in total cash proceeds (net of selling costs) of $3.3 million. In addition, in July 2010, we completed a rights offering and we received gross proceeds of $40 million. Pursuant to purchase agreements with holders of our senior secured convertible notes that held in the aggregate $40 million of the principal amount of these notes, as of August 3, 2010, we paid $35.2 million to redeem the notes. On September 30, 2010, we sold the Bay Course and adjacent maintenance facility and received net cash proceeds of $22.8 million of which $20 million was used to repay borrowings under our credit agreement with Wells Fargo.  We have also taken several actions to reduce cash outflows, as well as adopting measures to reduce operating expenses. In particular, in February 2010, we terminated our postretirement medical insurance plan for non-bargaining retirees and in January we increased the percentage of medical insurance that active employees are paying for current medical insurance coverage.  We also terminated our retiree life insurance plan in January 2010. We are actively in the process of attempting to sell several selected real estate assets to provide additional liquidity and to further reduce debt.  In addition, we are actively working with our lenders to extend the maturity date of our credit agreements.

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

Revolving Line of Credit with American AgCredit, FLCA

In October 2009, we executed an amendment to our revolving line of credit agreement with American AgCredit, FLCA. The amendment extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, placed limitations on new indebtedness and capital expenditures, required that total liabilities not exceed $240 million and increased the interest rate by 75 to 200 basis points, subject to a minimum interest rate of 5.5%. As of September 30, 2010, this $25 million line of credit was fully drawn (Note 5 to condensed consolidated financial statements).

Revolving Line of Credit with Wells Fargo and Certain Other Lenders

In October 2009, we executed a restated and amended revolving line of credit agreement with Wells Fargo Bank and certain other lenders. The restated and amended credit agreement increased the amount of the revolving line from $45 million to $50 million, extended the maturity of the loan from March 2010 to March 2011, reduced the minimum liquidity requirement from $10 million to $8 million, required that total liabilities not exceed $240 million and limited additional indebtedness and capital expenditures.  Interest on outstanding amounts are at a LIBOR market index or the LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.5%.  As of September 30, 2010, the restated and amended credit agreement was amended to reduce the revolving line commitment from $50 million to $30 million, after we paid down $20 million of borrowings from proceeds from the sale of the Bay Course.  As of September 30, 2010, we had $17.8 million outstanding or encumbered to secure letters of credit, and $11.1 million available under this line (Note 5 to condensed consolidated financial statements).

Private Placement of Convertible Notes

On July 28, 2008, we issued $40 million in aggregate principal amount of senior secured convertible notes, bearing 5.875% interest per annum payable quarterly in cash in arrears beginning October 15, 2008. As of June 30, 2010, we had $40.5 million in principal and accrued but unpaid interest outstanding under the convertible notes.  As of August 3, 2010, we redeemed all of the outstanding senior secured convertible notes for 88% of the face value or $35.2 million.  We paid an additional aggregate sum of $800,000 in connection with entering into the purchase agreements to redeem the notes in order to lock up the holders for a period of up to 47 days.

As of September 30, 2010, we were in compliance with all of the covenants under our outstanding debt arrangements.

Operating Cash Flows

In the first nine months of 2010, consolidated net cash used in operating activities was $5.8 million compared to net cash used in operating activities of $9.7 million for the first nine months of 2009. Operating cash flows for the first nine months of 2010 included expenditures of $1.2 million related to the extinguishment of our $40 million senior secured convertible notes. The improved cash flows from operating activities reflect improved operating performance, continued implementation of cost reduction measures in all of our operations, and income tax refunds of $5.5 million.  In addition, we sold 128 acres of land in the first nine months of 2010 and received net cash proceeds of $1.5 million.  Operating cash flows for the first nine months of 2009 includes $9.9 million from the sale of real estate inventories.

Investing Cash Flows

Cash provided by investing activities in the first nine months of 2010 include $3.2 million for the purchase and installation of the irrigation system on the Plantation Course, $1.7 million from the sale of our former administrative offices and the two acre parcel underlying those buildings, and $1.7 million from the sale of excess machinery and equipment.

Financing Cash Flows

Cash flows from financing activities for the first nine months of 2010 include $22.8 million of cash received from the sale of the Bay Course and maintenance facility in September 2010.  In the first nine months of 2009, financing cash flows included $48.5 million in cash received from the sale of the Plantation Course in March 2009.  The cash received from the sales of the Bay Course and the Plantation Course was accounted for as financing because of the leaseback arrangement and other continuing involvement with the properties.  The first nine months of 2010 and 2009 included net repayments of long-term debt and capital lease obligations of $55.1 million and $50.9 million, respectively.

Future Cash Inflows and Outflows

Our plans for the remainder of 2010 include the possible sale of certain operating and non-operating real estate assets.  There can be no assurance that we will be able to sell any of our real estate assets.

In 2010, minimum required contributions to our defined benefit pension plans are expected to be $2.0 million, which to date has been paid. In September 2010, we were advised by the Pension Benefits Guaranty Corporation (PBGC) that the cessation of our pineapple operations and the corresponding reduction in the active participant count for our Pension Plan for Bargaining Unit and Hourly Employees (Plan) has triggered the requirement that we provide security to the PBGC of approximately $5.2 million to support unfunded liabilities of the Plan or that we make contributions to the Plan in excess of the minimum required amounts. Management is currently working with the PBGC to reach an agreement as to the amount of contributions that will be made and the form and amount of collateral that will be provided.

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

In 2010, capital expenditures and expenditures for deferred development costs have been reduced, except for expenditures that are necessary to maintain our operations and standards of quality at the Kapalua Resort. Expenditures planned for 2010, excluding costs related to the PGC irrigation system, total approximately $1.0 million, primarily for development entitlement work.

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

•                  our ability to refinance our existing credit lines on terms that are favorable to us or at all;

•                  general economic factors, including the current economic slowdown;

•                  our inability to complete land development projects in a timely manner or at all;

•                  our ability to raise capital through the sale of selected real property assets;

•                  the ability and willingness of our lenders to comply with the terms of their lending agreements with us;

•                  uncertain fuel and travel costs, and reductions in airline passenger capacity to Maui;

•                  dependence on third parties and actual or potential lack of control over joint venture relationships;

•                  timing of approvals and conditions of future real estate entitlement applications;

•                  impact of current and future local, state and national government regulations;

•                  future cost of compliance with environmental laws;

•                  effects of weather conditions and natural disasters; and

•                  our ability to maintain the listing of our common stock on the New York Stock Exchange.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

10.1	Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010.

10.2	Bay Golf Course Lease made and entered into effective September 30, 2010.

10.3	Golf Academy Lease, made and entered into effective October 1, 2010.

10.4	First Modification Agreement, dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

November 2, 2010	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010. (1)

10.2	Bay Golf Course Lease made and entered into effective September 30, 2010. (1)

10.3	Golf Academy Lease, made and entered into effective October 1, 2010. (1)

10.4	First Modification Agreement dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.