Form 10-K
period 2010-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2011-03-14
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by the New York Stock Exchange on such date, was approximately $17,125,000. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates. Such assumption should not be deemed conclusive for any other purpose.

          At March 1, 2011, the number of shares outstanding of the registrant's common stock was 18,785,265.

Documents incorporated by reference:

          Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on or about May 5, 2011, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the close of its fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report.

FORWARD-LOOKING STATEMENTS AND RISKS

        This report and other reports filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that: (i) they do not relate strictly to historical or current facts; and (ii) they contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

  •
  unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets and changes in income and asset values;

  •
  risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

  •
  risks due to our joint venture relationships;

  •
  our ability to complete land develop projects within forecasted time and budget expectations, if at all;

  •
  our ability to obtain required land use entitlements at reasonable costs, if at all;

  •
  our ability to compete with other developers of luxury real estate in Maui;

  •
  obligations related to certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay or certain limited recourse obligations with respect to Bay Holdings;

  •
  potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

  •
  changes in weather conditions or the occurrence of natural disasters;

  •
  costs of producing the Ladies Professional Golf Association golf tournament if we are unable to find a title sponsor;

  •
  our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein; and

  •
  our ability to raise capital through the sale of certain real estate assets;

        Such risks and uncertainties also include those risks and uncertainties discussed under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in our other reports filed with the SEC. Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and except as required by law or the rules of the New York Stock Exchange, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report or the date of the documents incorporated by reference into this annual report, which may include forward-looking statements. You should read this annual report, including the documents that we reference herein and the exhibits we have attached herewith, with the understanding that we cannot guarantee future results, levels of activity, performance or achievements.

i

ii

PART I

Item 1.    BUSINESS

Overview

        Maui Land & Pineapple Company, Inc. is a Hawaii corporation, the successor to a business organized in 1909. Depending upon the context, the terms the "Company," "we," "our," and "us," refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company and its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

        Our current business model is focused on developing and managing our real estate assets and our two operating segments are as follows:

  •
  Community Development.  The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort, and water and sewage transmission operations, regulated by the Hawaii Public Utilities Commission. The Community Development segment includes our 51% equity interest in Kapalua Bay Holdings, LLC (Bay Holdings).

  •
  Resort.  The Resort segment includes our ongoing operations at the Kapalua Resort. These operations currently include two championship golf courses, a tennis facility, the Kapalua Spa, which opened in July 2009, and several retail outlets. Prior to mid-December 2009, the Resort operations also included a vacation rental program (The Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and the Kapalua Adventures operations to third parties. In 2009 and 2010, we completed the sale of our two championship golf courses, but we continue to manage the golf courses under lease back arrangements that will end on March 31, 2011. Effective April 1, 2011, the leases will not be renewed and the owner of the golf courses has engaged another party to assume management of the two championship golf courses.

  •
  Prior to January 1, 2010, we had a third operating segment for our agricultural business. However, on November 2, 2009, our Board of Directors approved the cessation of our pineapple agriculture operations by December 31, 2009. The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian GoldTM. We also grew and marketed fresh organic pineapple. In December 2009, we entered into agreements with an unrelated, closely held company that began to grow and market Maui Gold® pineapple as of January 1, 2010. We have accounted for our Agriculture segment as discontinued operations in this annual report on Form 10-K.

        For additional financial information about these segments, see Segment Information, Note 15 to our consolidated financial statements.

Fiscal Year 2010 Business Developments

        In 2010, we reported net income of $24.8 million and had negative cash flows from operations of $9.4 million. A significant portion of management's efforts in 2010 were directed at increasing liquidity, resolving issues related to our prior operations and refocusing the Company's continuing operations.

        The following is a summary of other material business developments in 2010. For more discussion about business developments in 2010, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report.

        Management Changes.    In February, our Board of Directors appointed Ryan L. Churchill to serve as our President and Chief Operating Officer. In April, Tim T. Esaki was appointed as Chief Financial Officer following the resignation of John P. Durkin.

        Annual Meeting.    At our Annual Meeting in May, our shareholders voted to reduce the size of and to declassify our Board of Directors. Stephen M. Case, Warren H. Haruki, David A. Heenan, Kent T. Lucien, Duncan MacNaughton, Arthur C. Tokin and Fred E. Trotter III were elected to our board for a one-year term. The shareholders also voted to authorize an additional 20,000,000 shares of our common stock.

        Rights Offering.    In July, we completed a rights offering whereby we issued rights to purchase our common stock to our existing shareholders. As a result of the rights offering, we issued 10,389,610 shares of common stock and received $40 million in gross subscription proceeds. We used $35.2 million of the subscription proceeds to repay and redeem all of the outstanding $40 million in principal of our senior secured convertible notes, due July 13, 2013.

        Plantation Golf Course.    In August, our obligation to complete the irrigation system on the Plantation Golf Course (PGC) was substantially complete and in 2010 we recognized $26.7 million of the deferred gain from the March 2009 sale of this asset.

        Kapalua Bay Golf Course.    In September, we sold the Kapalua Bay Golf Course (Bay Course) and adjacent maintenance facility for $24.1 million in cash. In connection with this transaction we repaid $20 million on our secured revolving line of credit with Wells Fargo, National Association.

        Credit Agreements.    In December, we entered into two agreements which extended the maturity dates and modified certain terms of our existing credit facilities with our principal lenders, Wells Fargo Bank, National Association and American AgCredit, FLCA. Pursuant to the amended agreements, the maturity date of our lines of credit was extended to May 1, 2012, the interest rates were reduced and the financial covenants were modified. On February 23, 2011, the maturity date under our credit agreements was further extended to May 1, 2013.

        Settlement and Curtailment Gains.    In 2010, we terminated our postretirement health and life insurance plans and recognized settlement and curtailment gains of $16.6 million.

        Golf Operations.    In January 2011, under the provisions of the U.S. Department of Labor Worker Adjustment and Retraining Notification Act (WARN), we notified each of our employees that on April 1, 2011, Troon Golf of Scottsdale, Arizona will assume the management of the two Kapalua golf courses we currently lease and that we anticipate that, as of March 31, 2011, we will terminate the employment of a number of our employees as a result of transferring management of the golf courses to Troon Golf.

Description of Business

Community Development

        The Community Development segment is responsible for all of our real estate entitlement, development, construction, sales and leasing activities. Our development projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort; and our water and sewage transmission operations (regulated by the Hawaii

Public Utilities Commission) that service the Kapalua Resort and parts of West Maui. Revenues from our Community Development segment for the year ended December 31, 2010 were $17.9 million, or approximately 43% of consolidated revenues.

        Our property on West Maui includes approximately 21,300 acres, most of which remain as conservation or open space. We currently have approximately 7,000 acres that are not in the current development plans or held for sale, and are not used in our other operations or planned or used in conservation. These properties will be evaluated in the future to determine the appropriate use or disposition of the acreage.

        We are the lessor of certain commercial and residential properties primarily at the Kapalua Resort. Beginning in late December 2009 and January 2010, we entered into license and lease arrangements for the use of certain of our buildings, facilities, land and trade names with entities that have purchased portions of our former agriculture operations, and have assumed the management of our Kapalua Adventures, and The Kapalua Villas operations.

        Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including, among other things, construction of infrastructure improvements, payment of impact fees (for things such as parks and traffic mitigation), restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

        We have approximately 1,500 acres of land in Maui that are in various stages of the land entitlement process. The breakdown of these acres is as follows:

Location	Number of Acres	Zoned for Planned Use
Kapalua Resort	900	Yes
Other West Maui	300	No
Upcountry	300	No

        We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Mauka:  As presently planned, this project is comprised of 639 single and multi-family residential units and commercial components, five acres of commercial space and up to 27 holes of golf on a total of 800 acres.

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

  •
  Pulelehua:  This project is designed to be a new traditional community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. We are currently in the process of securing approval for the project from the Maui County Council Land Use Committee.

  •
  Hali`imaile Town:  This project is contemplated to be a new town in Upcountry Maui, a holistic traditional community with agriculture, education, and sustainability as core design elements. Community design workshops were held to involve the Maui community in envisioning the plan for this community. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui as it updates the County General Plan over the next year.

        The price and market for luxury real estate in Maui has been highly cyclical based upon interest rates, the general real estate markets in the mainland United States (specifically the West Coast), the popularity of Hawaii as a vacation destination, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. The Community Development segment faces substantial competition from other land developers on the island of Maui as well as in other parts of Hawaii and the mainland United States.

Resort

        Kapalua Land Company, Ltd. is the operating subsidiary that includes our Resort segment, which operates the Kapalua Resort, a master-planned resort community on Maui's northwest coast. Revenues from our Resort segment for the year ended December 31, 2010 were $23.9 million, or approximately 57% of our consolidated revenues.

        Presently, the Kapalua Resort includes 1,650 acres bordering the ocean with: three white sand beaches, two championship golf courses (The Kapalua Bay Golf Course and The Plantation Golf Course); the Kapalua Spa, which opened in July 2009; The Ritz-Carlton, Kapalua hotel; the Ritz-Carlton Residences and Club, Kapalua Bay; eight residential neighborhoods, a ten-court tennis facility, the first phase of commercial space in the central area of the resort, several restaurants, and over 700 single-family residential lots, condominiums and homes. The Kapalua Resort includes a trail system that runs along the ocean, through the mountains and winds through the resort. We currently operate the Kapalua Resort's golf courses, the Kapalua Golf Academy, spa, tennis facility and retail shops. We also manage The Kapalua Club, a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

        In March 2009, we concluded the sale of the PGC for $50 million. Concurrent with the closing of the sale, we entered into an agreement to lease back the PGC for an initial period of two years for an annual net rental payment of $4 million (Note 9 to consolidated financial statements). In September 2010, we sold the Bay Course and adjacent maintenance facility for $24.1 million and entered into a leaseback agreement that terminates concurrently with the PGC leaseback. Effective April 1, 2011, the owner of the golf courses has engaged a third party, Troon Golf, to manage the PGC, the Bay Course and the Kapalua Golf Academy.

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

        In December 2009, we entered into agreements for third parties to operate and manage The Kapalua Villas and the Kapalua Adventures. The café and retail portion of Kapalua Adventures was closed in December 2009. Also in December 2009, the association for the overall maintenance of the Kapalua Resort entered into agreements with other operators to provide security and shuttle services to the resort. We continue to provide the landscaping services for the resort.

  Competition

        The Kapalua Resort faces substantial competition from alternative visitor destinations and resort communities in Hawaii and throughout the world. The Kapalua Resort's primary resort competitors in Maui are located in Kaanapali, which is approximately five miles from Kapalua, and in Wailea on Maui's south coast.

Agriculture—Discontinued Operations

        Maui Pineapple Company, Ltd. (MPC) was the operating subsidiary for our Agriculture segment. Our business was focused on growing, harvesting, packing and marketing fresh premium pineapple. We sold our fresh Maui Gold® pineapple directly to wholesalers and grocery stores in Hawaii and through a consignment arrangement with Calavo Growers, Inc. to customers in the continental United States and Canada. We also sold our Maui Gold® pineapple as gift packs on our website and through certain retail outlets in Hawaii. A portion of our business included processing (canning) pineapple; however, we ceased substantially all canning and processing of solid-pack product in June 2007.

        In November 2009, our Board of Directors approved the immediate cessation of pineapple planting and the closure of all agriculture operations by December 31, 2009 and we have accounted for the Agriculture segment as discontinued operations in this annual report on Form 10-K.

        On December 31, 2009, we entered into agreements with Haliimaile Pineapple Company, Limited (HPC), a closely held corporation, under which HPC began to grow and market Maui Gold® as of January 1, 2010.

Employees

        As of December 31, 2010, we employed approximately 200 people of which 90% were full-time employees. In January 2011, pursuant to WARN, we notified each of our employees that we anticipate that, as of March 31, 2011, we will terminate the employment of a number of our employees as a result of transferring management of the golf course to Troon Golf.

Research and Development

        Our Agriculture segment, which was discontinued in 2009, had engaged in continuous research to develop techniques to reduce costs through crop production and processing innovations and to develop and perfect new products. Research and development expenses approximated $473,000 in 2009. We did not incur any research and development expenses in 2010.

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

Available Information

        Our Internet address is www.mauiland.com. Information about the Company is also available on www.kapalua.com. Reference in this annual report to our website address does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov.

Executive Officers of the Company

        The Company's executive officers as of March 2011 are listed below. The current term for the executive officers expires in at our next annual meeting of shareholders, expected to be held on or about May 5, 2011, or at such time as their successors are elected.

Warren H. Haruki (58)	Mr. Haruki has been Interim Chief Executive Officer of the Company since May 2009 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003; and a Trustee of Parker Ranch Foundation Trust from 2004 through 2010. Mr. Haruki is on the Board of Hawaiian Telcom, a communications provider, and on the Boards of the privately held companies, First Hawaiian Bank, Pacific Guardian Life Insurance Company, and Hawaii Planing Mill, Ltd.
Ryan L. Churchill (39)
Mr. Churchill has served as President and Chief Operating Officer of the Company since February 2010 and as Senior Vice President/Corporate Development of the Company since March 2007. He served as Vice President/Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005, and Development Manager from October 2000 to June 2004. Mr. Churchill is on the Board of the privately held company Hawaii BioEnergy LLC and on the Board of various non-profit organizations.
Tim T. Esaki (48)
Mr. Esaki has served as Chief Financial Officer of the Company since May 2010. Mr. Esaki served as the Deputy Director of the Department of Public Works for the County of Hawaii from 2009 to April 2010. From 2003 to 2009, he was Senior Vice President of Finance and Accounting for 1250 Oceanside Partners, the developer and operator of a 1,500-acre, master-planned, residential golf and country club community in Kona, Hawaii.

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

 Risks Related to our Business

Unstable macroeconomic market conditions could continue to materially and adversely affect our operating results.

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

        In addition, although recent improvements have been noted, if the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A return to the recent economic recession, or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

Real estate investments are subject to numerous risks and we are negatively impacted by the downturn in the real estate market beginning in late 2007.

        We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. Also, we have a 51% ownership interest in Bay Holdings, the owner and developer of the Residences at Kapalua Bay, a luxury community. The market for real estate on Maui tends to be highly cyclical and is typically affected by changes in local, national and worldwide conditions, especially economic conditions, which are beyond our control, including the following:

  •
  periods of economic slowdown or recession;

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

        Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the number of residential or luxury real estate sales and/or prices of the units available for sale, which, in turn, could adversely affect our revenues and profitability. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect our operating results. Due to uncertainty as to when the real estate markets will rebound and our cash flow constraints, in 2008, we delayed construction of new development projects, and in 2009 we wrote-off project costs that we did not believe could be realized. This resulted in a pre-tax charge of $14.2 million in 2009. We also wrote down $3.1 million in 2010 due to impairment of real estate. Sustained adverse changes to our development plans could result in additional impairment charges or write-offs of deferred development costs, which could continue to have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

Because we are located in Hawaii and therefore apart from the mainland United States, we are more sensitive to certain economic factors, such as increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our Community Development and Resort segments are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as worldwide economic recession, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. If the cost of energy, including fuel costs significantly increase, it is likely that our business, financial condition and results of operations will be adversely impacted. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

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

  •
  our ability to maintain good relationships with our joint venture partners;

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

If we are unable to complete land development projects within forecasted time and budget expectations, if at all, our financial results may be negatively affected.

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

  •
  ability to raise capital;

  •
  governmental restrictions on the nature or size of a project or timing of completion; and

  •
  the potential lack of adequate building/construction capacity for large development projects.

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

If we are unable to successfully compete with other developers of luxury real estate in Maui, our financial results could be materially adversely affected.

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

        Bay Holdings, in which we own a 51% ownership interest, constructed a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Bay Holdings. In connection with the construction loan agreement, we and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse the lenders for losses incurred due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. If Bay Holdings fails to complete the project or takes any of the specified actions that result in expenses to the lender and which are covered by the guarantees that we entered into, we could incur unanticipated expenses that could have a material adverse effect on our results of operations and financial condition. Construction of the project was completed by the end of 2009, but the completion guaranty will remain in place until all construction contracts have been fully settled and paid. As of December 31, 2010, we have recorded an estimated liability under the completion and recourse guarantees of $4.1 million, and we and the other members of Bay Holdings are working with the lenders to restructure the terms of the loan agreement to extend the maturity date and to provide available funding for continued operations.

We may be subject to certain environmental regulations under which we may have additional liability and experience additional costs for land development.

        Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

Changes in weather conditions or natural disasters could adversely impact and materially affect our business, financial condition and results of operations.

        Natural disasters could damage our resort and real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their assets or operations.

If we are unable to find a title sponsor for the Ladies Professional Golf Association (LPGA) golf tournament that we are contractually obligated to sponsor, we may have to bear the full cost of producing the tournament.

        We have an agreement with the LPGA to sponsor an annual 72-hole stroke play golf tournament for five years beginning in October 2008. We were unable to find a title sponsor for the first LPGA Classic held in October 2008 and we absorbed the net cost of sponsoring the tournament of approximately $3.4 million. In June 2009, we announced that due to the lack of a title sponsor, we were unable to hold the event scheduled for October 2009, which resulted in a dispute with the LPGA. As required by our agreement with the LPGA, the dispute will be resolved by mediation and, if necessary, by binding arbitration. By agreement between the parties, mediation is suspended through December 2011 as we continue to work with the LPGA to seek a title sponsor for this event or a suitable resolution. The cost of such a tournament including the production and the purse is significant and if we must bear the full cost of producing the tournament, or if we need to pay significant damages, our results of operations could be negatively affected.

Unauthorized use of our trademarks could negatively impact our businesses

        We have several trademarks that we have registered in the United States and in several foreign countries. To the extent that our exclusive use of these trademarks are challenged we intend to vigorously defend our rights. If we are not successful in defending our rights, our businesses could be adversely impacted.

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

        We had approximately $45.4 million of indebtedness as of December 31, 2010, including capital leases, consisting of a secured revolving line of credit with Wells Fargo Bank, National Association for up to $25 million, of which we had $4.8 million in availability as of December 31, 2010 and a secured term loan with American AgCredit, FLCA for $25 million.

        Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

        The line of credit and term loan were recently amended to extend the maturity date of such obligations to May 1, 2013, among other things. In connection with such amendments, we granted a security interest in additional real estate assets to the lenders. As a result, substantially all of our real estate assets are encumbered, which limits our ability to borrow additional funds.

        Each of the line of credit and the term loan contain financial and other covenants that we must satisfy. Our ability to continue to borrow under these agreements and to fund our cash requirements depends upon our ability to comply with those covenants. If we fail to satisfy any of our covenants, each lender may elect to accelerate our payment obligations under such lender's credit agreement.

Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants and to continue as a going concern is highly dependent on raising sufficient capital and selling real estate assets in a difficult market.

        We had negative cash flows from operations of $9.4 million in 2010. At December 31, 2010, we had borrowings outstanding, including capital leases, of $45.4 million. Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in our borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including commitments related to our investment in Bay Holdings, our ongoing dispute with the LPGA, a U.S. Equal Employment Opportunity Commission (EEOC) matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. In response to these circumstances, we are undertaking several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce our debt, by selling several real estate assets and through cost reduction efforts. However, there can be no assurance that we will be able to comply with our loan covenants, reduce costs, or sell real estate assets at acceptable prices, or at all, each of which raises substantial doubt about our ability to continue as a going concern.

        In connection with the sale of any real property, our credit agreements require us to pay a portion of the proceeds received from any such sale to our lenders as mandatory principal payments. The amount of proceeds paid to our lenders will reduce net proceeds from any such sale and negatively impact our cash flow.

Risks Relating to our Stock

Our stock price has been subject to significant volatility.

        In 2010, the daily closing price per share of our common stock has ranged from a high of $7.65 per share to a low of $2.35 per share. From January 1, 2011 through March 1, 2011 the daily closing price per share of our common stock has ranged from a high of $7.40 to a low of $4.52. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  actual or anticipated fluctuations in our operating results; and

  •
  comments made by securities analysts covering our stock.

        Fluctuations in the price of our common stock may be exacerbated by economic and other conditions in Maui in particular, or conditions in the financial markets generally.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the year ended December 31, 2010 was approximately 31,792 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

        Our common stock is currently listed on the NYSE. On January 11, 2010 we received notification from the NYSE that we were no longer in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million.

        Under applicable NYSE procedures, we had 45 days from receipt of the notification to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within 18 months. We submitted such a plan to the NYSE on February 22, 2010 and the NYSE subsequently accepted our plan.

        As a result of the issuance of 10,389,610 additional shares of common stock in August 2010 pursuant to a rights offering, our average market capitalization has exceeded $50 million for the last two calendar quarters and continues to be above $50 million as of March 1, 2011. After the filing of this annual report on Form 10-K, we will be eligible to apply to the NYSE for a return to a compliant status with the continued listing standards.

        In the future, if we are not able to meet the continued listing requirements of the NYSE, the NYSE may take action to delist our common stock. In such event, if we are unable to regain compliance with the NYSE's continued listing standards within the required time frames, our common stock would be delisted, which would violate the provisions of our primary credit agreements. In addition, delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, decreasing the amount of news and analyst coverage for us, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 23,400 acres of land on Maui. Approximately 4,600 acres are used directly or indirectly in our operations; approximately 11,800 acres are in conservation and the remainder (approximately 7,000 acres) is not currently being used. This land, most of which was acquired from 1911 to 1932, is carried on our consolidated balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

  •
  certain easements and rights-of-way that do not materially affect our use of the property;

  •
  a mortgage on approximately 3,100 acres previously used in Agriculture operations, which secures our $25 million term loan agreement;

  •
  a mortgage on approximately 900 acres of land in West Maui primarily within the Kapalua Resort, which secures our $25 million revolving credit facility;

  •
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

  •
  a small percentage of our land in various locations on which multiple claims exist, for some of which we are securing clean title.

        A summary of the current use of our land holdings as of December 31, 2010 follows:

Acres
Conservation	11,800
Agriculture zoned (not used)	7,000
Operations	3,000
Planned development	1,500
Inventory or Held for sale	100

23,400

        Approximately 21,300 acres of our land are located in West Maui, approximately 2,100 acres are located in Upcountry Maui and approximately 20 acres are located in Kahului, Maui.

        The 21,300 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches and heavily forested areas. The West Maui acreage includes approximately 1,800 acres designated for the Kapalua Resort.

        The Upcountry Maui property is situated at elevations between 1,000 and 3,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation. Approximately 1,700 acres are leased to third parties for agriculture operations.

        The Kahului acreage includes portions of our former pineapple cannery site. This acreage is currently held for sale.

        We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used.

Item 3.    LEGAL PROCEEDINGS

        On September 1, 2009, M. Yamamura and Sons, Inc. (Yamamura) filed a lawsuit against us and our wholly owned subsidiary, MPC, which was filed as M. Yamamura & Sons, Inc. vs. Maui Land & Pineapple Company, Inc. (MLP) and Maui Pineapple Company, Ltd. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 09-1-0655(1). In December 2010, we entered into a settlement agreement with Yamamura that required a $1.3 million cash payment, the remittance of the proceeds from the sale of an Upcountry land parcel included in real estate inventory, and a note of $700,000 payable in monthly installments through December 2011. On December 20, 2010, a stipulation for dismissal with prejudice was filed dismissing all claims in this lawsuit.

        We are a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on our operations, financial position or cash flows.

Item 4.    (REMOVED AND RESERVED)

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2010 and 2009. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of March 1, 2011, there were 344 shareholders of record of our common stock.

        The following chart reflects high and low sales prices during each of the quarters in 2010 and 2009:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	High	$8.20	$6.23	$4.82	$5.08
	Low	2.05	3.41	3.28	3.70
2009	High	$13.67	$10.24	$7.89	$6.90
	Low	5.18	5.53	5.76	5.36

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2010.

Securities Authorized For Issuance Under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

        Because we qualify as a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the forward-looking statements disclaimer set forth at the beginning of this annual report, the risk factors set forth in Item 1A. of this annual report, and our consolidated financial statements and the notes to those statements set forth in Item 8 of this annual report.

Overview of the Company

        We operate as a landholding and operating parent company with our principal subsidiary, Kapalua Land Company, Ltd. Our reportable segments are Community Development and Resort. Our Agriculture segment was discontinued, and was reported as discontinued operations for the year ended December 31, 2009.

  Community Development

        The Community Development segment includes our real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company, and water and sewage transmission operations, regulated by the Hawaii Public Utilities Commission, and our investment in Bay Holdings (Note 4 to consolidated financial statements). We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of projects when internal and external factors permit.

  Resort

        The Resort segment includes our ongoing operations at the Kapalua Resort. These operations currently include two championship golf courses, a tennis facility, and several retail outlets. Prior to mid-December 2009, the Resort operations also included a vacation rental program (The Kapalua Villas), and the Kapalua Adventures, which is comprised of zip-lines stretching over scenic ravines in the West Maui Mountains, a high ropes challenge course, a climbing wall and other activities. In December 2009, we entered into agreements to transfer the operations of The Kapalua Villas and the Kapalua Adventures to third parties. In March 2009, we sold the PGC for $50 million and entered into an agreement to lease back the golf course for a two year period. In September 2010, we sold the Bay Course and the adjacent maintenance facility for $21.4 million and entered into a leaseback of the golf course with a term that ends concurrently with the PGC leaseback on March 31, 2011. The owner of the two golf courses has engaged a third party golf course operator, Troon Golf, to manage the two Kapalua golf courses, effective April 1, 2011.

  Agriculture—Discontinued Operations

        On November 2, 2009, our Board of Directors approved the cessation of our pineapple agriculture operations by December 31, 2009. The Agriculture segment primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian Gold™. We also grew and marketed fresh organic pineapple. In December 2009, we entered into license agreements with an unrelated, closely held company that began to grow and market Maui Gold® pineapple as of January 1, 2010.

Current Developments

Fiscal Year 2010 Business Developments

        In 2010, we reported net income of $24.8 million and had negative cash flows from operations of $9.4 million. A significant portion of management's efforts in 2010 were directed at increasing liquidity, resolving issues related to our prior operations and refocusing the Company's continuing operations.

        The following is a summary of other material business developments in 2010. For more discussion about business developments in 2010, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this annual report.

        Management Changes.    In February, our Board of Directors appointed Ryan L. Churchill to serve as our President and Chief Operating Officer. In April, Tim T. Esaki was appointed as Chief Financial Officer following the resignation of John P. Durkin.

        Annual Meeting.    At our Annual Meeting in May, our shareholders voted to reduce the size of and to declassify our Board of Directors. Stephen M. Case, Warren H. Haruki, David A. Heenan, Kent T. Lucien, Duncan MacNaughton, Arthur C. Tokin and Fred E. Trotter III were elected to our board for a one-year term. The shareholders also voted to authorize an additional 20,000,000 shares of our common stock.

        Rights Offering.    In July, we completed a rights offering whereby we issued rights to purchase our common stock to our existing shareholders. As a result of the rights offering, we issued 10,389,610 shares of common stock and received $40 million in gross subscription proceeds. We used $35.2 million of the subscription proceeds to repay and redeem all of the outstanding $40 million in principal of our senior secured convertible notes, due July 13, 2013.

        Plantation Golf Course.    In August, our obligation to complete the irrigation system on the PGC was substantially complete and in 2010 we recognized $26.7 million of the deferred gain from the March 2009 sale of this asset.

        Kapalua Bay Golf Course.    In September, we sold the Bay Course and adjacent maintenance facility for $24.1 million in cash. In connection with this transaction we repaid $20 million on our secured revolving line of credit with Wells Fargo, National Association.

        Credit Agreements.    In December, we entered into two agreements which extended the maturity dates and modified certain terms of our existing credit facilities with our principal lenders, Wells Fargo Bank, National Association and American AgCredit, FLCA. Pursuant to the amended agreements, the maturity date of our lines of credit was extended to May 1, 2012, the interest rates were reduced and the financial covenants were modified. On February 23, 2011, the maturity date under our credit agreements was further extended to May 1, 2013.

        Settlement and Curtailment Gains.    In 2010, we terminated our postretirement health and life insurance plans and recognized settlement and curtailment gains of $16.6 million.

        Golf Operations.    In January 2011, under the provisions of the WARN, we notified each of our employees that on April 1, 2011, Troon Golf will assume the management of the two Kapalua golf courses we currently lease and that we anticipate that, as of March 31, 2011, we will terminate the employment of a number of our employees as a result of transferring management of the golf courses to Troon Golf.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2010 and 2009

CONSOLIDATED

	Year Ended December 31,
	2010	2009	change
	(in millions, except share amounts)
Consolidated Revenues	$42.0	$50.4	$(8.4)
Income (Loss) From Continuing Operations	$12.7	$(88.4)	$101.1
Income (Loss) From Discontinued Operations	$12.1	$(34.9)	$47.0
Net Income (Loss)	$24.8	$(123.3)	$148.1
Net Income (Loss) Per Common Share	$1.99	$(15.33)	$17.32

        We reported net income of $24.8 million or $1.99 per share for 2010 compared to a net loss of $123.3 million or $15.33 per share for 2009. Net income for 2010 includes settlement and curtailment gains totaling $16.6 million from the termination of our postretirement health and life benefits, of which $14.9 million was included in discontinued operations because they related to retirees from our former agriculture operations. At the end of 2009, we ceased all of our Agriculture segment operations and we are reporting that segment as discontinued operations. Net income for 2010 also includes a $26.7 million recognized gain from the March 2009 sale of the PGC. Losses from our equity investment in Bay Holdings of $47.2 million in 2009, impairment charges related to obsolete development plans, employee severance charges incurred as we downsized our operations, and operating losses from our Resort operations caused by low visitor counts, were largely responsible for the losses in 2009. Consolidated revenues were $42.0 million and $50.4 million in 2010 and 2009, respectively. Most of the decrease in revenues in 2010 was due to the absence of revenues from The Kapalua Villas and the Kapalua Adventures as these operations were leased to third parties in December 2009.

  General and Administrative

        In 2010, general and administrative expenses decreased by 56% to $7.8 million compared to $17.2 million for 2009. General and administrative salaries, wages, and stock compensation were lower in 2010 compared to 2009 by $2.1 million due to a reduction in size of our workforce by approximately 44 employees in 2010 and by approximately 560 employees in 2009. In March 2009, approximately 100 positions were eliminated in the Resort and Community Development segments and in corporate services in an effort to reduce costs; most of the other 2009 headcount reductions took place in December with the cessation of our Agriculture segment operations, and transfer of The Kapalua Villas, Kapalua Adventures, and Kapalua Resort security and shuttle operations to third party operators. In addition, a 10% wage reduction was implemented in March 2009 that affected nearly all employees. Employee severance expense decreased by $1.5 million in 2010 due primarily to fewer terminations.

        Pension and other postretirement expense decreased by $4.3 million in 2010 due to the termination of our postretirement health and life insurance benefits for all retirees. These actions resulted in settlement and curtailment gains totaling $16.6 million in 2010 of which $14.9 million was credited to discontinued operations. In addition, our non-bargaining pension plan was frozen as of January 1, 2010, so there was no service cost accrued for this plan in 2010.

        General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to the operating segments. Such allocations are consistent with our management's evaluation of services provided to the operating segments.

  Interest Expense

        Interest expense was $9,406,000 for 2010 compared to $10,452,000 for 2009. The reduction in interest expense was primarily due to lower average interest rates and lower average borrowings in 2010, and the extinguishment of our $40 million convertible notes in August 2010 (Note 6 to consolidated financial statements). Our average interest rate on borrowings was 5.7% for 2010 compared to 6.0% for 2009 and average borrowings were approximately $28 million less in 2010 compared to 2009.

COMMUNITY DEVELOPMENT

	Year Ended December 31,
	2010	2009	change
	(in millions)
Revenues	$17.9	$19.9	$(2.0)
% of consolidated revenues	43%	39%
Operating Profit (Loss)	$1.7	$(62.6)	$64.3

        The Community Development segment reported an operating profit of $1.7 million for 2010 compared to an operating loss of $62.6 million for 2009. Revenues from this operating segment were $17.9 million for 2010 compared to $19.9 million for 2009. The operating loss from this segment in 2009 largely reflects losses from our investment in Bay Holdings. Also in 2009 we recorded a charge of $14.2 million for the write off of development plans and other project costs that were abandoned or were not otherwise expected to be recoverable because of the delay of the start of construction of new development projects caused by, among other things, the recent economic recession, uncertainty in the credit markets, high unemployment rates, reduced demand for investment real estate, and low consumer confidence.

        In September 2009, Bay Holdings recorded a $208.8 million charge representing an impairment of the value of the Residences at Kapalua Bay project. We recorded losses from this joint venture of $47.2 million in 2009 and stopped recording our share of Bay Holdings' losses after our investment balance and other amounts advanced to Bay Holdings were reduced to zero, and the estimated remaining obligations to the joint venture were accrued. In June 2009, construction of the Residences at Kapalua Bay project was substantially completed and through the end of 2010, the sale of 24 (out of 84 total) whole-ownership units and 154 fractional (out of 744 total) units had closed escrow (Note 4 to consolidated financial statements).

  Real Estate Sales

        In 2010, three real estate inventory sales resulted in revenues of $7.9 million and pre-tax income of $5.8 million. Real estate inventory sales in 2009 produced revenues of $12.0 million and pre-tax income of $6.8 million. The 2009 real estate sales included the sale of the last lot in Honolua Ridge Phase II and two other land sale transactions. Our Honolua Ridge Phase II subdivision consisted of 25 agricultural-zoned lots, which began selling in August 2005.

        Real estate development and sales are cyclical and depend on a number of factors (see the risk factor entitled "Real estate investments are subject to numerous risks and we are negatively impacted by the downturn in the real estate market beginning in late 2007" under Risk Factors in Item 1A above). Results for one period are therefore not necessarily indicative of future performance trends in this segment.

RESORT

	Year Ended December 31,
	2010	2009	change
	(in millions)
Revenues	$23.9	$29.8	$(5.9)
% of consolidated revenues	57%	59%
Operating Profit (Loss)	$15.6	$(16.1)	$31.7

        The Resort segment reported an operating profit of $15.6 million for 2010 compared to an operating loss of $16.1 million for 2009. Resort segment revenues were $23.9 million for 2010 compared to $29.8 million for 2009. The decrease in Resort segment revenues for 2010 primarily reflect the absence of revenues from The Kapalua Villas and Kapalua Adventures in 2010 as these operations were leased to third party operators in December 2009. We are now receiving lease and license income related to these operations that is reflected in the Community Development segment results. Partially offsetting the decrease in Resort operations revenues from The Kapalua Villas and Kapalua Adventures was an increase in revenues from the Kapalua Spa that began operating in July 2009.

        Operating profit for 2010 includes a $26.7 million gain from the March 2009 sale of the PGC (Note 9 to consolidated financial statements). The improved results in 2010 also reflect better results from our golf and spa operations and general cost reductions throughout the Resort segment operations. The results reported by our operating segments include allocations of corporate and administrative overhead charges. Visitor counts to Maui in 2010 increased over 2009, which also contributed to the improved results.

  Golf and Retail

        Revenues from golf operations increased by 6% in 2010 compared to 2009 primarily due to higher average green and cart fees. Paid rounds of golf decreased by approximately 6% in 2010 compared to 2009. Resort retail sales for 2010 were approximately 11% lower than sales for 2009, primarily reflecting the reduced spending by guests and a reduction in retail and food and beverage space with the closure of the Kapalua Adventures retail and café in December 2009 and the closure of our tennis retail area in November 2009. Effective April 1, 2011, we will no longer be the lessee and operator of the two Kapalua golf courses. In 2010, these operations produced revenues of approximately $10.7 million and a pre-tax loss of approximately $0.4 million.

AGRICULTURE—DISCONTINUED OPERATIONS

	Year Ended December 31,
	2010	2009	change
	(in millions)
Income (Loss) From Discontinued Operations Before Income Taxes	$12.1	$(34.9)	$47.0

        On November 2, 2009, our Board of Directors authorized the cessation of all pineapple operations by December 31, 2009. Our Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations. Income from discontinued operations for 2010 includes $14.9 million of settlement and curtailment gains from the termination of our postretirement health and life insurance plans. The loss from discontinued operations for 2009 includes net charges of $22.8 million related to the sale or other disposition of the Agriculture segment assets, employee severance and cancellation of contracts.

LIQUIDITY AND CAPITAL RESOURCES

Current Debt Position

        At December 31, 2010, our total debt, including capital leases, was $45.4 million, which represents a decrease of $51.3 million from December 31, 2009. The decrease in outstanding debt was primarily due to the repayment of $60 million of outstanding debt as a result of (i) the completion of our $40 million rights offering in July 2010 (Note 6 to consolidated financial statements), and (ii) the sale of the Bay Course and maintenance facility in September 2010 for $24.1 million in cash (Note 9 to consolidated financial statements).

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

        At December 31, 2010, we had approximately $4.8 million available under our revolving line of credit and $2.1 million in cash and cash equivalents.

Revolving Line of Credit with Wells Fargo Bank, National Association (Wells Fargo)

        We are parties to an Amended and Restated Credit Agreement with Wells Fargo (as amended and modified from time to time, the "Line of Credit"), which initially provided a $50 million revolving line of credit.

        On September 30, 2010, in connection with our sale of the Bay Course and the concurrent repayment of $20 million of borrowings under the Line of Credit, we entered into a First Modification

Agreement with Wells Fargo, which reduced our availability under the Line of Credit to $30 million and released the Bay Course from the collateral securing the Line of Credit.

        On December 22, 2010, we entered into a Second Modification Agreement and Waiver with Wells Fargo, which further amended the Line of Credit by: (i) extending the maturity date from March 1, 2011 to May 1, 2012, (ii) reducing the amount available under the $30 million commitment to $25.0 million in revolving loans and $1.1 million in letters of credit, (iii) reducing the interest rate from LIBOR plus 4.25% to LIBOR plus 3.80% and eliminating the 5.50% interest rate floor, and (iv) amending the financial covenants by reducing the minimum liquidity requirement from $8 million to $4 million, and reducing the maximum amount of total liabilities that may be owed by us from $240 million to $175 million.

        On February 23, 2011, we entered into a Third Modification Agreement with Wells Fargo, which further amended the Line of Credit by: (i) extending the maturity date from May 1, 2012 to May 1, 2013, (ii) providing us with the option to further extend the maturity date to May 1, 2014, subject to the satisfactory achievement of certain pre-defined conditions, and (iii) increasing the revolving credit commitment from $30 million to $34.5 million and availability under the loan facility from $25 million to $34.5 million.

        As of December 31, 2010, we had irrevocable letters of credit totaling $1.1 million that were secured by the Line of Credit, $20.2 million of borrowings outstanding and $4.8 million available for borrowing under the Line of Credit. As of February 23, 2011, following execution of the Third Modification Agreement, we had $14.3 million available for borrowing under the Line of Credit.

Term Loan with American AgCredit, FLCA (American AgCredit)

        In September 2005, we entered into a Revolving Line of Credit Agreement with American AgCredit pursuant to which we were initially provided with a $25 million revolving line of credit. The Revolving Line of Credit was amended on several occasions thereafter. On December 22, 2010, we entered into a Loan Agreement (the "Loan Agreement") with American AgCredit that effectively amended and restated the Revolving Line of Credit Agreement, as amended. The Loan Agreement amended the terms of the Revolving Line of Credit Agreement by: (i) extending the maturity date from March 1, 2011 to May 1, 2012, (ii) changing the facility from a revolving line of credit to a term loan, (iii) eliminating the 5.50% interest rate floor and specifying an interest rate based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25% (subject to reduction based on the principal balance of the loan), and (iv) amending the financial covenants by reducing the minimum liquidity requirement from $8 million to $4 million and reducing the maximum amount of total liabilities that may be owed by us from $240 million to $175 million.

        Upon entry into the Third Modification Agreement with Wells Fargo (discussed above), the maturity date of the Loan Agreement was automatically extended from May 1, 2012 to May 1, 2013.

Repurchase of Senior Secured Convertible Notes

        In July 2008, we entered into a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of the convertible notes. The convertible notes accrued interest at a rate of 5.875% per annum payable quarterly in cash in arrears. The convertible notes were convertible, at any time following their issuance, into shares of our common stock at an initial conversion price of $33.50 per share.

        Following the completion of our rights offering in July 2010, we repurchased the full $40 million of the convertible notes for 88% of their face value, or $35.2 million in the aggregate, plus a lock-up fee of 2% of face value, or $800,000 in the aggregate.

Amended Construction Loan Agreement with Lehman Brothers Holdings Inc.

        Bay Holdings has a construction loan agreement with Lehman and other lenders under which $275.9 million was outstanding at December 31, 2010. The loan is collateralized by the Residences of Kapalua Bay project assets including the land that underlies the project, which is owned by Bay Holdings. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed payment of the loan. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the loan agreement to extend the maturity date and to provide available funding for continued operations.

Operating Cash Flows

        Net cash used in operating activities for 2010 and 2009 was $9.4 million and $15.9 million, respectively. The decrease in net cash used in operating activities is primarily due to staff reductions and other cost-cutting measures implemented in 2009 and 2010.

        Interest paid in 2010 and 2009 was $6.9 million and $8.3 million, respectively. Tax refunds received in 2010 and 2009 were $5.9 million and $5.2 million, respectively.

Investing and Financing Cash Flows

        Cash provided by investing and financing activities in 2010 included the following significant transactions:

  •
  Gross proceeds from our right offering were $40 million.

  •
  Sale of the Bay Course produced net cash proceeds of $22.8 million

  •
  Sale of three properties and miscellaneous equipment that were used in operations produced cash proceeds of $7.6 million.

        Cash used in investing and financing activities in 2010 included the following significant transactions:

  •
  Net payments of long-term debt totaled $51.0 million. This included $20 million of proceeds from the sale of the Bay Course and $35.2 million of proceeds from the rights offering that were applied to pay down outstanding borrowings.

  •
  Cash outflow for property purchases was $4.3 million and was primarily for the replacement of the irrigation system at the PGC as required by the sale of the golf course in 2009.

        Cash provided by investing and financing activities in 2009 included the following significant transactions:

  •
  Sale of the PGC produced cash proceeds of $48.1 million.

  •
  Sale of two properties and miscellaneous equipment that were used in operations produced cash proceeds of $3.4 million.

        Cash used in investing and financing activities in 2009 included the following significant transactions:

  •
  Net payments of long-term debt totaled $42.9 million, as $45 million in proceeds from sale of the PGC was used to pay down outstanding borrowings.

  •
  Cash outflow, primarily for replacement of equipment and facilities in our Resort and Community Development segments totaled $1.2 million.

Future Cash Inflows and Outflows

        Our plans for 2011 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

        Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including commitments related to our investment in Bay Holdings to purchase the spa, beach club improvements and the sundry store (the "Amenities"), an ongoing dispute with the LPGA, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Note 16 to the consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

        In response to these circumstances, we continue to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce our debt, including the sale of several real estate assets and cost reduction efforts. As part of the restructured credit agreement with Wells Fargo, we are allowed to use proceeds from the sale of certain properties to settle obligations related to our prior operations, instead of reducing borrowings under the line of credit as was previously required in the credit agreement. We are currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether we will even be required to purchase the Amenities.

        Net cash outflows in 2010 attributable to our golf operations were approximately $1.7 million including $4 million annual lease rent for the PGC. This cash outflow will cease effective April 1, 2011.

        Contributions to our defined benefit pension plans are expected to be approximately $2.2 million in 2011.

        In 2011, capital expenditures are expected to be incurred only as critically necessary.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to our consolidated financial statements (included in Item 8 of this annual report). The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the consolidated financial statements are as follows:

  •
  Our investment in Bay Holdings was written down to zero at December 31, 2009 to recognize an other-than-temporary impairment and to record losses incurred by Bay Holdings in the third quarter of 2009. In 2009, we recorded impairment charges totaling $21.3 million and equity in losses of Bay Holdings of $25.9 million. The equity in losses that we recorded was limited to the remaining carrying value of the investment on our consolidated balance sheet and our estimated share of completion and recourse guarantees. Bay Holdings recorded losses of $246 million in 2009 which included a $208.8 million charge to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale. The impairment loss reflects higher estimated default rates on actual whole and fractional unit closings than was previously anticipated, and also reflects a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduced the expected margins on the unsold units. In determining the fair value of this investment and assessing whether any identified impairment was other-than-temporary, significant estimates and considerable judgment were involved. These estimates and judgments were based, in part, on our current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. The impairment losses recorded by Bay Holdings required Bay Holdings' management to estimate total sales revenues that will be received by the project, as well as estimating the number of buyers of units from which nonrefundable deposits have been received that will not close on the purchase of their units.

  •
  Our long-lived assets are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Management has evaluated certain long-lived assets for impairment, and in 2010 has recognized impairment charges totaling $3.1 million related to related to real estate assets held for sale or held as investment because carrying values were in excess of estimated fair values less the estimated costs of disposal. In 2009, impairment charges related to deferred development costs of $14.2 million for costs that are not expected to be recovered due to the delay of the start of construction of new development projects and due to the decision to not proceed with certain projects. These asset impairment loss analyses contain uncertainties because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets; thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, our financial condition or future operating results could be materially impacted.

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Community Development segment, totaled $8.8 million at year-end 2010. Based on our future development plans for the Kapalua Resort and other properties such as Kapalua Mauka, The Village at Kapalua, Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Determining pension expense for our two defined benefit pension plans utilizes actuarial estimates of employees' expected service period, age at retirement, and compensation levels, as well as estimates regarding employee turnover, the long term rate of return on investments and other factors. Other post retirement benefits for life insurance and health care utilize actuarial estimates as to the retirees' life span, the cost of future health insurance premiums and utilization of health benefits by the employees. In addition, both pension and other post retirement expenses are sensitive to the discount rate utilized. This rate should be commensurate to the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate.

    As of December 31, 2010, the fair value of the assets of our defined benefit plans totaled approximately $41.3 million, compared with $38.6 million as of December 31, 2009. The recorded net pension liability was approximately $22.1 million as of December 31, 2010, compared to a net pension liability of $21.4 million as of December 31, 2009. The post retirement life and health insurance plans were terminated in 2010 and the net recorded liability for such benefits was zero at December 31, 2010 and $6.6 million at December 31, 2009.

  •
  Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

  •
  Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. As of December 31, 2010, valuation allowances of $65 million have been established primarily for tax credits, net operating loss carryforwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

  •
  Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 16 to our consolidated financial statements.

  •
  See Note 1 to consolidated financial statements for a full description of the impact of recently issued accounting standards, including the expected dates of adoption and estimated effects on our results of operations and financial condition.

IMPACT OF INFLATION AND CHANGING PRICES

        Most of the land owned by us was acquired from 1911 to 1932 and is carried at cost. A small portion of "Real Estate Inventories" represents land cost. At Kapalua, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because we qualify as a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.
Kahului, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss) stockholders' equity (deficiency), and of cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring negative cash flows from operations and deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 14, 2011

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009
	(in thousands except share amounts)
OPERATING REVENUES
Real estate sales	$7,850	$11,979
Retail sales	9,165	10,000
Lease income	4,979	2,366
Resort services	14,487	20,680
Utility revenues and other	5,473	5,329

Total Operating Revenues	41,954	50,354

OPERATING COSTS AND EXPENSES
Real estate	1,480	4,919
Retail	7,619	8,408
Leasing	3,228	1,835
Resort services	13,874	21,275
Utility operations and other	3,520	5,420
Selling and marketing	3,274	3,835
General and administrative	7,820	17,945
Depreciation	6,675	7,245
Impairment—long-lived assets	2,547	14,286
(Gain) loss on asset sales	(29,855)	1,053

Total Operating Costs and Expenses	20,182	86,221

Operating Income (Loss)	21,772	(35,867)
Equity in losses of affiliates (Note 4)	—	(47,187)
Interest expense	(9,406)	(10,452)
Interest income	44	492

Income (Loss) from Continuing Operations Before Income Taxes	12,410	(93,014)
Income Tax Benefit	(251)	(4,583)

Income (Loss) from Continuing Operations	12,661	(88,431)
Income (Loss) from Discontinued Operations (Note 8) net of income taxes of $0 and $46	12,091	(34,850)

NET INCOME (LOSS)	24,752	(123,281)
Pension Benefit Adjustment net of income taxes of $0	(12,220)	13,350

COMPREHENSIVE INCOME (LOSS)	$12,532	$(109,931)

EARNINGS (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$1.02	$(11.00)
Discontinued Operations	0.97	(4.33)

Net Income (Loss)	$1.99	$(15.33)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,095	$1,881
Accounts receivable, less allowance of $460 and $452 for doubtful accounts	1,803	3,684
Refundable income taxes	47	4,331
Inventories
Real estate	—	1,721
Merchandise	1,617	1,666
Prepaid expenses and other assets	2,006	377
Assets held for sale (Note 2)	10,851	15,227

Total Current Assets	18,419	28,887

PROPERTY
Land	7,533	8,608
Land improvements	38,647	56,899
Buildings	40,683	52,092
Machinery and equipment	21,072	23,208
Construction in progress	2,593	4,096

Total Property	110,528	144,903
Less accumulated depreciation	49,103	60,189

Net Property	61,425	84,714

OTHER ASSETS	10,561	14,447

TOTAL	$90,405	$128,048

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$157	$1,817
Trade accounts payable	4,877	6,581
Payroll and employee benefits	2,587	4,947
Income taxes payable	4,016	2,626
Deferred revenues (Note 9)	24,098	4,267
Contract termination accruals	4,894	3,300
Other accrued liabilities	3,514	4,505

Total Current Liabilities	44,143	28,043

LONG-TERM LIABILITIES
Long-term debt	45,200	94,224
Capital lease obligations	17	600
Accrued retirement benefits	22,549	28,076
Plantation Golf Course (PGC) deferred credit (Note 9)	—	46,338
Other noncurrent liabilities	2,741	7,708

Total Long-Term Liabilities	70,507	176,946

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock—no par value, 43,000,000 and 23,000,000 shares authorized; 18,516,115 and 8,087,334 shares issued and outstanding	75,461	35,437
Additional paid in capital	9,159	9,019
Accumulated deficit	(91,971)	(116,723)
Accumulated other comprehensive loss	(16,894)	(4,674)

Stockholders' Deficiency	(24,245)	(76,941)

TOTAL	$90,405	$128,048

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

For the Two Years Ended December 31, 2010

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2008	8,021	$34,791	$8,363	$6,558	$(18,024)	$31,688
Pension benefits adjustment (Note 11)					13,350	13,350
Stock compensation expense			1,496			1,496
Vested restricted stock issued	85	840	(840)			—
Shares cancelled to pay tax liability	(19)	(194)				(194)
Net loss				(123,281)		(123,281)

Balance, December 31, 2009	8,087	35,437	9,019	(116,723)	(4,674)	(76,941)
Issuance of stock, net of costs (Note 6)	10,390	39,559				39,559
Pension benefits adjustment (Note 11)					(12,220)	(12,220)
Stock compensation expense			735			735
Vested restricted stock issued	74	595	(595)			—
Shares cancelled to pay tax liability	(35)	(130)				(130)
Net income				24,752		24,752

Balance, December 31, 2010	18,516	$75,461	$9,159	$(91,971)	$(16,894)	$(24,245)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$24,752	$(123,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,487	25,026
Share based compensation	735	1,497
Equity in losses of affiliates	—	47,187
(Gain) loss on property disposals	(30,146)	3,048
Change in derivative liabilities and accretion of interest	1,466	(114)
Change in retirement liabilities	(17,747)	(2,372)
Impairment charges	4,615	17,941
Changes in operating assets and liabilities:
Accounts receivable	1,895	2,059
Inventories	1,770	6,350
Trade accounts payable	(1,448)	(1,724)
Income taxes payable	5,674	1,465
Other operating assets and liabilities	(9,442)	7,047

NET CASH USED IN OPERATING ACTIVITIES	(9,389)	(15,871)

INVESTING ACTIVITIES
Purchases of property	(4,276)	(1,201)
Proceeds from disposals of property	7,550	3,397
Proceeds from (payments for) other assets	(1,115)	1,551

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,159	3,747

FINANCING ACTIVITIES
Proceeds from long-term debt	19,200	22,200
Payments of long-term debt	(70,214)	(65,100)
Payments on capital lease obligations	(1,954)	(1,166)
Issuance of common stock (Note 6)	40,000	—
Net proceeds from golf course sales (Note 9)	22,828	48,076
Reduction of PGC deferred credit	(1,405)	(1,326)
Debt and common stock issuance cost and other	(1,011)	(2,347)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,444	337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214	(11,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,881	13,668

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,095	$1,881

Cash paid (received) during the year:
Interest (net of amounts capitalized)	$6,918	$8,336
Income taxes	$(5,925)	$(5,156)

        SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Property acquired under capital leases was $698,000 in 2009.

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $864,000 and $1,331,000, at December 31, 2010 and 2009, respectively.

  See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries, primarily Maui Pineapple Company, Ltd. and Kapalua Land Company, Ltd. (collectively, the "Company"). The Company's principal operations include the ongoing operations at the Kapalua Resort and real estate activities. Significant intercompany balances and transactions have been eliminated. The production and sale of pineapple products was terminated at December 31, 2009 and is reported as discontinued operations (see Note 8).

LIQUIDITY

        The Company reported net income of $24.8 million for the year ended December 31, 2010. Included in net income for 2010 were two significant non-cash items; (1) the $16.6 million in settlement and curtailment gains from the termination of postretirement health and life insurance benefits, and (2) the $27.6 million gain from the 2009 sale of the Plantation Golf Course (PGC). The Company reported negative cash flows from operations of $9.4 million for the year ended December 31, 2010, which included $5.9 million of income tax refunds received. The Company had an excess of current liabilities over current assets of $25.7 million and a stockholders' deficiency of $24.2 million at December 31, 2010. The excess of current liabilities over current assets is primarily due to deferred revenues related to the sale of the PGC and the Kapalua Bay Golf Course (Bay Course) that are expected to be recognized in income in 2011.

        The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity, a maximum of $175 million in liabilities, and a limitation on new indebtedness. Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements resulting in all outstanding borrowings becoming immediately due and payable. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities.

        The Company's cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million related to its investment in Kapalua Bay Holdings, LLC (Bay Holdings) to purchase the spa, beach club improvements and the sundry store (the "Amenities"), its ongoing dispute with the Ladies Professional Golf Association (LPGA), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company's discontinued agricultural operations, and funding requirements related to the Company's defined benefit pension plans. These matters are further described in Note 16.

        The aforementioned circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives discussed below in order to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

        In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce its debt, including the sale of several real estate assets and cost reduction efforts. In July 2010, the Company concluded a rights offering that generated $40 million in cash, of which $35.2 million was used to pay off the entire $40 million in principal amount of the Company's outstanding senior secured convertible notes. In September 2010, the Company sold the Bay Course for $24.1 million in cash and $20 million was applied to reduce the outstanding debt. In addition to the sale of the Bay Course mentioned above, the Company sold five other properties in 2010 that generated cash proceeds of $7.9 million. In December 2010, the Company restructured its debt with Wells Fargo Bank, National Association (Wells Fargo) and American AgCredit, FLCA (American AgCredit) which resulted in reducing the interest rates on the credit facilities and extending the maturities from March 2011 to May 2012. On February 23, 2011, the maturities of both credit facilities were extended to May 2013 (Note 5). As part of the restructured credit agreement with Wells Fargo, the Company is allowed to use proceeds from the sale of certain properties to settle obligations related to the Company's prior operations, instead of reducing borrowings under the line of credit as was previously required in the credit agreement. The Company is currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether the Company will even be required to purchase the Amenities.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes all changes in stockholders' equity (deficiency), except those resulting from capital stock transactions. Comprehensive income (loss) includes the pension benefit adjustment (see Note 11).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, deposits in banks and commercial paper with maturities of three months or less at the time of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company's financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers, except for notes receivable taken on real estate sales.

INVENTORIES

        Real estate inventories are stated at the lower of cost or fair value less cost to sell. Real estate inventories include properties developed specifically for sale as well as undeveloped land parcels that the Company has determined will not be developed or used in operations. Merchandise is retail inventories held for sale at the Kapalua Resort and are stated at cost, not in excess of fair value, using an average cost method.

ASSETS HELD FOR SALE

        Assets are reported as held for sale when they are being actively marketed and available for immediate sale in their present condition, the sale is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. In 2010, impairment charges of $2.1 million were recorded for one of the properties in assets held for sale.

INVESTMENT IN AFFILIATES

        Investments in affiliates, partnerships, and limited liability companies, over which the Company exercises significant influence, but not control, are accounted for using the equity method.

        Investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence of a loss in value below the carrying amount. An investment is written down to fair value if the impairment is considered to be other-than-temporary. In evaluating the fair value of an investment, the Company reviews the discounted projected cash flows associated with the investment and other relevant information. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and projected industry and economic trends, among others. In 2009, the Company evaluated its investment in Bay Holdings for impairment. As a result of this process, the Company recorded other-than-temporary impairment losses of $21.3 million in 2009 (Note 4). In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.

OTHER ASSETS

        Deferred costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future development projects. Deferred costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 25 years. Depreciation expense was $6,675,000 for 2010 and $23,494,000 for 2009.

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value. The Company has evaluated certain long-lived assets for impairment and impairment charges of $14.2 million were recorded for deferred development costs in 2009 and $1.0 million for land assets held in 2010. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company accounts for all derivative financial instruments, such as interest rate swap agreements and the derivative liability related to its convertible debt, by recognizing the derivative on the balance sheet at fair value, regardless of the purpose or intent of holding them. Changes in the fair value are recognized in interest expense. The Company's interest rate swap agreements expired in January 2010 and the convertible debt was fully repaid in August 2010 (Note 5).

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The over-funded or under-funded status of the Company's defined benefit postretirement plans are recorded as an asset or liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur, though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, future benefits under these plans were terminated (see Note 11).

        The estimated cost of providing postretirement health care and life insurance benefits was accrued over the period the Company's employees rendered the necessary services. In 2010, the Company terminated its postretirement health care and life insurance benefits.

REVENUE RECOGNITION

        Real estate revenues are recognized from the sale of real estate inventories in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer.

        Lease revenues are recognized on a straight-line basis over the terms of the leases. Also included in lease income are certain percentage rents determined in accordance with the terms of the leases. Lease income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (e.g., sales thresholds have been achieved).

        Retail revenues include the sales of retail merchandise at the Kapalua Resort. In 2010, resort service revenues primarily include income from the golf course operations, spa operations and Kapalua Club membership dues. In 2009, resort service revenues also included income from The Kapalua Villas rental program and the Kapalua Adventures. Revenues from these activities are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

OPERATING COSTS AND EXPENSES

        Operating costs and expenses for retail include product cost, cost of transportation to the retail outlets, cost of embroidering the Kapalua trademark and logo onto the merchandise, and the costs of warehousing and buying.

        Operating costs and expenses for real estate, retail, leasing, resort services, selling and marketing, and general and administrative are exclusive of depreciation, which is shown on a separate line in the consolidated statements of operations.

INTEREST CAPITALIZATION

        Interest costs are capitalized during the construction period of major capital projects. Interest costs incurred in 2010 and 2009 were $9,496,000 and $10,470,000, respectively, of which $90,000 and $18,000, respectively, were capitalized.

ADVERTISING

        The costs of advertising activities are expensed as incurred. Advertising costs are included in selling and marketing costs in the consolidated statements of operations. Advertising expenses totaled $651,000 in 2010 and $1,443,000 in 2009.

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

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's future operations or financial results include, but are not limited to the following: continued unfavorable economic conditions in Hawaii and the mainland United States that result in a further decline in the market demand for the Company's products and services; numerous risks related to the Company's investments in real property which could be impacted by unfavorable economic conditions, interest rates, and availability of financing; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost; unfavorable legislative decisions by the County of Maui; the cyclical market demand for luxury real estate on Maui; increased competition from other luxury real estate developers on Maui; the Company's limited guarantees to complete development of the Residences at Kapalua Bay project; failure of joint venture partners to perform; environmental regulations; adverse weather conditions and natural disasters; inability to find a title sponsor for the Company's LPGA or other events; availability of reliable and low-cost transportation to serve customers; being located apart from the United States mainland makes the Company more sensitive to economic factors; failure to comply with restrictive financial covenants in the Company's credit arrangements; an inability to achieve the Company's short and long-term goals and cash flow requirements; future impairment charges of long-lived assets or investments; and inadequate internal controls.

ENVIRONMENTAL REMEDIATION COSTS

        The Company accrues for environmental remediation costs when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. When the remediation cost is expected to be incurred within a relatively short period of time, the obligations are not discounted to their present value.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE's economic performance and shares in the significant risks and rewards of the entity. The guidance requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance was effective for the Company beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company's consolidated financial statements as the Company does not currently have any variable interest in VIEs.

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

INCOME (LOSS) PER COMMON SHARE

        Basic income (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

        Potentially dilutive shares arise from non-qualified stock options to purchase common stock, non-vested restricted stock and common stock issuable upon assumed conversion of convertible debt (fully repaid in August 2010). The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options assuming that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. Convertible debt is assumed to be converted by applying the if-converted method. These amounts were excluded because the effect would be anti-dilutive.

	Year Ended December 31,
	2010	2009
Basic	12,425,509	8,041,403
Diluted	12,425,509	8,041,403
Potentially Dilutive	379,550	1,333,674

RECLASSIFICATIONS

        Revenues, costs and expenses in the accompanying 2009 statement of operations have been reclassified to conform to the 2010 presentation. The 2010 presentation reflects changes in the Company's business and sources of revenues due to the cessation of all pineapple operations and the increased emphasis on leasing activities in 2010. The change in presentation did not have an effect on net loss.

2.     ASSETS HELD FOR SALE

        At December 31, 2010 and 2009, assets held for sale included the Company's property in Kahului, Maui. At December 31, 2010, these assets include portions of the former agriculture facilities and totaled approximately 20 acres. In 2010 and 2009, these parcels were written down to their estimated fair value less cost to sell, resulting in impairment charges of $2.1 million and $3.7 million, respectively, that were recorded in discontinued operations. At December 31, 2009, assets held for sale also included equipment formerly used in the Company's agriculture operations that met the criteria of held for sale.

3.     OTHER ASSETS

        Other Assets at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(in thousands)
Deferred costs	$8,737	$9,445
Notes receivable from real estate and other sales	561	1,886
Other	1,263	3,116

Total	$10,561	$14,447

        In 2009, deferred development costs totaling $14.2 million were written off as changing market conditions resulted in several development plans being considered by management as unfeasible as designed.

4.     INVESTMENT IN AFFILIATES

        The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC, (Kapalua Bay). The other members of Bay Holdings through their wholly owned affiliates are Marriott International Inc. (Marriott), 34%, and Exclusive Resorts LLC (ER), 15%. A 63% shareholder and director (as of December 31, 2010) of the Company, through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings and as such manages the day-to-day affairs of the entity. Profits and losses of Bay Holdings were allocated in proportion to the members' ownership interests, which approximated the estimated cash distributions to the members.

        Upon formation of Kapalua Bay in 2004, the Company's non-monetary contributions to Bay Holdings, including a 21-acre land parcel, were valued at $25 million by the members through arms-length negotiations. The land contribution was recorded by the Company in its investment in Bay Holdings at historical cost, which was nominal because it was acquired in the early 1900s, and Bay Holdings recorded the contribution at its fair value of $25 million. The Company recorded its non-monetary capital contributions to Bay Holdings at the carrying values (carryover historical cost basis) of the assets contributed because the contributions were not the culmination of an earnings process. Through December 31, 2009, the Company made cash contributions to Bay Holdings of $53.2 million and an unsecured loan of $3.6 million, which incurred interest at 16%. These amounts are not expected to be recovered and have been written off.

        Bay Holdings constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Bay Holdings. The Kapalua Bay Hotel closed in April 2006 to prepare for the commencement of sales and marketing efforts for the whole and fractional condominium units that comprise the Residences at Kapalua Bay project. In 2007, Bay Holdings began to recognize profit from binding sales contracts on the whole and fractional ownership condominiums on the percentage-of-completion method and in June 2009, the six residential buildings comprised of 146 residences were substantially completed. Through December 31, 2010, the sale of 24 (84 total) whole-ownership units and 154 (744 total) fractional units have closed escrow.

        Bay Holdings has a construction loan agreement with Lehman Brothers Holdings Inc. (Lehman) and other lenders under which $275.9 million was outstanding at December 31, 2010. The loan is collateralized by the project assets including the land which is owned by Bay Holdings that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed payment of the loan. The Company has no other funding commitments to Bay Holdings and as of December 31, 2010, the Company had recorded total estimated liability under the completion and recourse guaranties of $4.1 million. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the loan agreement to extend the maturity and to provide available funding for continued operations.

        In September 2009, Bay Holdings recorded an impairment loss totaling $208.8 million to reflect an impairment of the carrying value of its real estate inventories (whole and fractional condominium units) held for sale. The impairment loss reflected higher default rates on actual whole and fractional unit closings than was anticipated once construction was completed in June 2009, and also reflected a change in forecasted sales revenue on the unsold whole and fractional units that substantially reduced expected margins for those remaining units. The Company's equity in the losses of Bay Holdings for 2009 was $47.2 million (including an impairment charge of $21.3 million recorded by the Company in June 2009). The equity in the losses of Bay Holdings recorded by the Company in 2009 was limited to the remaining investment carrying value on the Company's consolidated balance sheet including its unsecured loan to Bay Holdings of $3.6 million and the Company's estimated share of its completion and recourse guarantees which resulted in the Company recording a liability for its potential estimated liability. The construction work was complete by year-end 2009, however, the completion guaranty will remain in place until the cost for all construction work has been settled and paid.

        Summarized balance sheet and operating information for Bay Holdings as of December 31, 2010 and 2009 and for the years then ended are as follows:

	2010	2009
	(in thousands)
Restricted cash	$1,074	$18,487
Real estate inventories	225,506	226,152
Other assets, net	22,603	38,469

Total Assets	$249,183	$283,108

Construction loan payable and other member loans	$338,561	$332,482
Other liabilities	14,968	20,253

Total Liabilities	$353,529	$352,735

Members' Deficiency	$(104,346)	$(69,627)

	2010	2009
	(in thousands)
Revenues	$9,054	$(49,075)
Costs and Expenses	44,023	207,118

Net Loss	$(34,969)	$(256,193)

        Bay Holdings significantly increased the allowance for default reserves in 2009, which more than offset revenues, resulting in negative revenues in 2009. Costs and expenses include an impairment charge of $208.8 million for the year ended December 31, 2009.

5.     FINANCING ARRANGEMENTS

        During 2010 and 2009, the Company had average borrowings outstanding of $75.4 million and $99.6 million, respectively, at average interest rates of 5.7% and 6.0%, respectively. At December 31, 2010, the Company had unused long-term credit lines of $4.8 million.

        Long-term debt at December 31, 2010 and 2009 consisted of the following (interest rates represent the rates at December 31):

	2010	2009
	(in thousands)
Wells Fargo revolving loans, 4.12% and 5.5%	$20,200	$34,900
American AgCredit, 5.25% and 5.5%	25,000	25,000
Senior Secured Convertible Notes 5.875%	—	34,324

Total	45,200	94,224
Less current portion	—	—

Long-term debt	$45,200	$94,224

WELLS FARGO

        In November 2007, the Company entered into a $90 million revolving line of credit agreement with Wells Fargo. In March 2009, the Company sold the PGC, which was included in the collateral securing the line of credit agreement, for $50 million (see Note 8). In consideration for the release of the PGC from the collateral, $45 million of the sales proceeds were applied to partially repay outstanding borrowings and the credit limit under this facility was reduced to $45 million.

        In October 2009, the line of credit agreement was amended and restated. The agreement principally increased the secured revolving line of credit from $45 million to $50 million, and extended the maturity date of the credit agreement from March 2010 to March 2011. As amended, the agreement provided that interest on loan draws accrued interest based on the LIBOR market index or applicable LIBOR rate, plus 4.25%, subject to a minimum interest rate of 5.50%. The financial covenants included a minimum liquidity (as defined in the agreement) of $8 million and maximum total liabilities of $240 million. There were no commitment fees on the unused portion of the revolving facility and interest was due monthly. The line of credit agreement contained various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. In September 2010, in conjunction with the sale of the Bay Course, the Company applied $20 million of the sales proceeds toward reduction of the $50 million revolving line of credit facility. In December 2010, the Company entered into an agreement with Wells Fargo to amend the terms of the $30 million revolving line of credit facility as follows:

  •
  Extended the maturity date to May 2012.

  •
  Reduced the amount available under the line of credit to $25 million in revolving loans and $1 million in letters of credit.

  •
  Reduced the interest rate to LIBOR plus 3.80% and eliminated the minimum interest rate floor of 5.50%.

  •
  Reduced the minimum liquidity covenant to $4 million and reduced the maximum total liabilities threshold to $175 million.

  •
  Waived the requirement that 50% of the net proceeds from the sale of the Company's former cannery property be used to prepay and reduce the commitment under the credit facility, to the extent that the sales proceeds are applied toward settling and paying certain legacy costs related to the Company's discontinued business operations.

  •
  Added additional real property to the collateral securing the credit facility.

        At December 31, 2010, the Company had irrevocable letters of credit totaling $1.0 million that were secured by this loan facility and the loan facility was collateralized by approximately 900 acres of the Company's properties in West Maui.

        In February 2011, the Company entered into an agreement with Wells Fargo to further amend the terms of the credit facility as follows:

  •
  Extended the maturity date to May 2013.

  •
  Increased the commitment and availability under the credit facility to $34.5 million.

  •
  Specified predetermined release prices for the real property collateral securing the credit facility.

AMERICAN AGCREDIT

        In September 2005, the Company entered into a revolving line of credit agreement with American AgCredit. The credit facility is secured by approximately 3,100 acres of the Company's real property on Maui. At December 31, 2009, the terms of the agreement, as amended, included a commitment amount of $25 million, interest on loan draws based on the LIBOR market index or applicable LIBOR rate plus 4.25%, subject to a minimum interest rate of 5.50%, a minimum liquidity covenant of $8 million and a maximum total liabilities threshold of $240 million. The line of credit agreement contained various representations, warranties, affirmative, negative and financial covenants and events of default customary of financings of this type. In December 2010, the Company entered into an agreement with American AgCredit to amend the terms of the credit facility as follows:

  •
  Extended the maturity date to May 2012.

  •
  Changed the facility from a revolving line of credit to a term loan.

  •
  Eliminated the minimum interest rate floor of 5.50% and specified an interest rate based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. Provided for subsequent tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan.

  •
  Reduced the minimum liquidity covenant to $4 million and reduced the maximum total liabilities threshold to $175 million.

  •
  Required mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. Also required tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property.

  •
  Provided that the maturity date of the loan will automatically extend to May 2013 when the maturity of the Company's Wells Fargo credit facility is extended to May 2013.

SENIOR SECURED CONVERTIBLE NOTES

        In July 2008, the Company entered into a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of senior secured convertible notes, bearing 5.875% interest per annum.

        The notes were convertible, at any time following their issuance, into shares of common stock of the Company at an initial conversion price of $33.50 per share, subject to conversion features, adjustments, and restrictions as stipulated in the convertible notes agreement. The notes had a maturity date of July 15, 2013, with earlier redemption rights by the Company and note holders based on performance, change of control, events of default, and other circumstances as described in the convertible notes agreement. The notes were secured by certain parcels of the Company's real property on Maui.

        The conversion features of the convertible notes including the make-whole premium (the "conversion features") gave rise to an embedded derivative instrument that was required to be accounted for separately. Accordingly, the Company bifurcated the fair value of the conversion features of the convertible notes which was determined to be $10.1 million on July 28, 2008, and was recorded as a derivative liability carried at fair value, with changes in fair value being recorded in earnings. As a result of the bifurcation, the carrying value of the convertible notes at inception was $29.9 million which was being accreted to interest expense using the effective interest method to the stated value of the convertible notes of $40 million over the three-year term of the notes (see Note 7).

        In July 2010, the Company concluded a rights offering and received gross subscription proceeds of $40 million. In August 2010, the Company repurchased all $40 million of its outstanding convertible notes for $35.2 million which resulted in a net loss of $617,000 that is included in general and administrative expenses.

OTHER

        The Company believes that it is currently in compliance with the covenants of the Wells Fargo and American AgCredit credit facilities.

        Loan fees of approximately $615,000 have been capitalized as of December 31, 2010 in connection with the Wells Fargo and American AgCredit credit facilities.

        As described above, the maturity dates for the Wells Fargo and American AgCredit credit facilities were extended to May 2013 in February 2011.

6.     RIGHTS OFFERING

        In June 2010, the Company initiated a shareholder rights offering for up to $40 million of its common stock with the intent to utilize the proceeds from the offering to repurchase up to all of its $40 million of outstanding convertible notes. In accordance with the terms of the offering, each shareholder received one non-transferable subscription right for each share of common stock owned as of the close of business on July 7, 2010, the record date for the rights offering. Each subscription right entitled the shareholder to purchase approximately 1.23 shares of common stock at a subscription price of $3.85 per share. Shareholders who fully exercised all of their initial subscription rights were entitled to purchase any unsubscribed shares at the same subscription price per share, on a pro rata basis, subject to the terms of the rights offering.

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

7.     FAIR VALUE MEASUREMENTS

        GAAP establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. GAAP requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        In July 2008, the Company issued $40 million in senior secured notes that were convertible into the Company's common stock (see Note 5). The conversion features related to the notes that gave rise to a derivative liability carried at fair value, with changes in fair value recognized currently in interest expense. In August 2010, the convertible notes were fully repaid (see Note 6).

        In January 2008, the Company entered into interest rate swap agreements to reduce future cash flow variability for approximately two years on $55 million of variable rate debt. The effect of the agreements was to convert variable-rate interest to fixed-rate interest of approximately 4.4% based on a 2-year fixed LIBOR rate. The transactions were not designated as hedges, and accordingly, the gains and losses resulting from the change in fair value from these interest rate swaps are recognized currently in interest expense. The interest rate swap agreements expired in January 2010.

        Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

		Fair Value(1) of Liability Derivatives as of
Derivatives not designated as hedges:	Balance Sheet Location	12/31/10	12/31/09
		(in thousands)
Interest rate swap agreements	Other current liabilities	—	$63
Derivative liability related to convertible debt	Other current liabilities	—	489

(1)
Fair value measurements derived using significant other observable inputs (Level 2).

		Amount of gain or (loss) recognized on derivative
		Year Ended
	Location of gain or (loss) recognized in statement of operations
Derivatives not designated as hedges:		12/31/10	12/31/09
		(in thousands)
Interest rate swap agreements	Interest expense	$63	$1,097
Derivative liability related to convertible debt	Interest expense	489	2,200

        In 2010 and 2009, assets held for sale with carrying value of $11.1 million and $14.8 million, respectively, were written down to the lower of net book value or estimated fair value less costs to sell (based on Level 3 inputs), resulting in losses of $2.1 million and $3.7 million, respectively, which were recorded as impairment losses in discontinued operations. Also in 2010, land with a carrying value of $4.4 million was written down to the lower of net book value or estimated fair value less costs to sell (based on Level 3 inputs), resulting in a $1.0 million impairment charge. In 2009, Agriculture segment fixed assets with a net book value of approximately $10.9 million were depreciated down to estimated fair value of $1.5 million through accelerated depreciation charges after the decision by the Board of Directors to cease all Agriculture operations by year-end, resulting in a loss of $9.4 million. The fair values were estimated based on the fair values of similar assets and other market information on used equipment and vehicles (Level 3 inputs).

        Except as indicated below, the carrying amount of the Company's financial instruments approximates fair value.

Long-Term Debt:

        The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2010 was $45,200,000, which approximated fair value. The carrying amount of long-term debt at December 31, 2009 was $94,223,000 and the estimated fair value was $94,312,000.

8.     DISCONTINUED OPERATIONS

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

  •
  The grant to HPC for a term of 60 years, of the exclusive, non-transferable, world-wide right to use Maui Pineapple Company, Ltd. trademarks, trade names, symbols and logos for the sale, marketing and distribution of fresh pineapple grown on Maui. HPC will pay a license fee to the Company, based on sales volume that is estimated to be approximately $20,000 to $30,000 annually.

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

  •
  An agreement for HPC to pay the Company a license fee (based on tons harvested) to harvest the existing pineapple crop through June 30, 2011 and fruit grown under an agreement between the Company and a private grower until December 31, 2010.

        The Company's Agriculture segment operating results and the loss on sale of the assets are reported as discontinued operations. Income from discontinued operations in 2010 includes $14.9 million of settlement and curtailment gains from the termination of the Company's postretirement health and life insurance plans. The loss from discontinued operations for 2009 includes charges of $22.8 million related to the sale or other disposition of the Agriculture segment assets, employee severance and the cancellation of contracts. In 2009, Company recorded an accrual for the severance liability in the amount of $2.5 million which will be paid out through 2011. The revenues and income (loss) before income tax benefit for the discontinued operations were as follows:

	2010	2009
	(in thousands)
Revenues	$—	$18,643

Income (Loss) from Discontinued Operations	$12,091	$(34,896)

9.     REAL ESTATE SALES

        On September 30, 2010, the Company sold the land, improvements, structures and fixtures comprising the Bay Course and the adjacent maintenance facility for a total of $24.1 million in cash. Concurrently with the sale, the Company entered into an agreement to leaseback the assets through March 31, 2011. Due to certain construction work required by the leaseback arrangement and other continuing involvement, the sale has been accounted for as a financing transaction. Accordingly, the net proceeds received have been reflected as deferred revenues (included in current liabilities) and no gain will be recognized until expiration of the lease in March 2011. Concurrent with the Bay Course sale transaction, the Company entered into an agreement to lease to the buyer the property known as the Kapalua Golf Academy. Under terms of the golf academy lease the buyer will lease the Kapalua Golf Academy training facility for an initial term of 10 years and be granted an easement for the approximately 25 acres adjacent to the training facility.

        In March 2009, the Company sold the land, improvements, structures and fixtures comprising the PGC for $50 million in cash. Concurrent with the closing of the sale, the Company entered into an agreement to leaseback the PGC for an initial period of two years for an annual net rental payment of $4 million, payable monthly in advance. The lease required the Company to replace the irrigation system at the PGC at its own cost and expense, subject to a cap of $5 million. Because of the Company's continuing involvement associated with the obligation to replace the irrigation system, the sale and leaseback of the PGC was accounted for as a financing transaction and, accordingly, the net proceeds received were recorded as a non-current liability in the consolidated balance sheets. In August 2010, the irrigation system was substantially complete and in 2010, the Company recognized $26.7 million of the deferred gain resulting from the PGC sale. The remaining $1.0 million deferred gain (included in current liabilities—deferred revenues) will be recognized ratably through the expiration of the lease in March 2011.

        As of March 31, 2011, the leaseback of the Bay Course and the PGC will expire and management of the two Kapalua golf courses will be assumed by a third party. For the year ended December 31, 2010, revenues and loss before income taxes from the Company's golf operations were approximately $10.7 million and $0.4 million, respectively.

        In 2010, the Company recognized revenues of $7.9 million and pre-tax profit of $5.8 million from the sale of real estate inventories. Also in 2010, the Company sold three non-inventory real properties and recognized gains of $3.6 million, of which $350,000 is included in discontinued operations for the Agriculture segment.

        In 2009, the Company sold real estate inventory which was comprised of three properties including the last lot in Honolua Ridge Phase II, and recognized revenues of $12.0 million and pre-tax profit of $6.8 million. The Company sold two other non-inventory real properties in 2009 and recognized a loss of $784,000 which was included in general and administrative expense and a gain of $399,000 which was included in discontinued operations for the Agriculture segment.

10.   LEASING ARRANGEMENTS

LESSEE

        The Company has capital leases on equipment which expire at various dates through 2012. At December 31, 2010 and 2009, property included capital leases of $436,000 and $1,469,000 (before accumulated amortization of $201,000 and $829,000, respectively). Future minimum rental payments under capital leases aggregate $181,000 (including $8,000 representing interest) and are payable for the next two years (2011 to 2012) as follows: $164,000 and $17,000.

        The Company has various operating leases which expire at various dates through 2014. Total rental expense under operating leases was $1,716,000 in 2010 and $1,277,000 in 2009. Future minimum rental payments under operating leases aggregate to $1,549,000 and are payable in the next four years (2011 to 2014) as follows: $1,152,000, $272,000, $114,000, and $11,000.

LESSOR

        The Company leases land primarily to agriculture operators and space in buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2010	2009
	(in thousands)
Minimum rentals	$2,209	$975
Percentage rentals	1,635	767
Other (primarily common area recoveries)	1,135	623

	$4,979	$2,365

        Property at December 31, 2010 and 2009 includes leased property of $28,456,000 and $17,231,000, respectively (before accumulated depreciation of $10,023,000 and $5,630,000, respectively).

        Future minimum rental income aggregates $15,021,000 and is receivable during the next five years (2011 to 2015) as follows: $1,799,000, $1,494,000, $1,382,000, $1,373,000 and $1,039,000, respectively, and $7,934,000 thereafter.

        In December 2009, the Company concluded agreements for third parties to operate and manage The Kapalua Villas and the Kapalua Adventures operations, and the café and retail portion of the Kapalua Adventures was closed. The lease and license agreements for The Kapalua Villas and the Kapalua Adventures are for ten years and five years, respectively, and both provide for minimum rents and fees based on volume. In December 2009, Company also concluded lease agreements with HPC (Note 8).

11.   EMPLOYEE BENEFIT PLANS

        The Company had defined benefit pension plans covering substantially all full-time, part-time and intermittent employees. Effective as of January 1, 2010, the defined benefit pension plan covering non-bargaining salaried employees was frozen, and effective January 1, 2011, pension benefits for non-bargaining hourly employees were also frozen and no further pension benefits will accrue to the affected employees. Effective October 31, 2008, the pension plan covering the Company's non-bargaining salaried employees was amended such that employees hired after that date were not eligible to participate in the plan. Pension benefits were based primarily on years of service and compensation levels. The Company had defined benefit postretirement health and life insurance plans that covered primarily non-bargaining salaried employees and certain bargaining unit employees. Postretirement health and life insurance benefits were principally based on the employee's job classification at the time of retirement and on years of service. In 2010, the Company's postretirement health and life insurance plans were terminated.

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2010 and 2009, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$60,015	$59,737	$6,608	$12,636
Service cost	121	1,177	33	206
Interest cost	3,511	3,509	130	725
Actuarial (gain) loss	4,505	(328)	—	(4,567)
Special termination benefits	—	316	—	—
Curtailments	—	(606)	(576)	(1,583)
Benefits paid	(4,846)	(3,790)	(194)	(809)
Change in plan provision	—	—	(995)	—
Settlement	—	—	(5,006)	—

Benefit obligations at end of year	63,306	60,015	—	6,608

Change in plan assets:
Fair value of plan assets at beginning of year	38,628	31,723	—	—
Actual return on plan assets	5,199	8,696	—	—
Employer contributions	2,274	1,999	194	809
Benefits paid	(4,846)	(3,790)	(194)	(809)

Fair value of plan assets at end of year	41,255	38,628	—	—

Funded status	$(22,051)	$(21,387)	$—	$(6,608)

Accumulated Benefit Obligations	$63,306	$60,015

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	5.25% - 5.47%	6.00%	—	6.00%
Expected long-term return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	n/a	3.00%	—	3.00%

        Curtailments and settlements in 2010 were due to the termination of all postretirement health and life insurance plans. Curtailments in 2009 were due to the termination of approximately 60% of the active employees covered by the benefit plans. Special termination benefits and curtailments in 2009 primarily related to the termination of Agriculture segment employees in connection with the Company's exit from pineapple operations.

        The amounts recognized on the Company's consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)
Current Liability	$301	$301	$—	$589
Noncurrent Liability	21,750	21,086	—	6,020

Net amounts recognized	$22,051	$21,387	$—	$6,609

        Amounts recognized in accumulated other comprehensive loss (before income tax effect of $0) at December 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)
Net loss (gain)	$16,875	$15,542	$—	$(10,907)
Prior service cost	8	15	—	—
Net initial obligation	11	24	—	—

Net amounts recognized	$16,894	$15,581	$—	$(10,907)

        Amounts in accumulated other comprehensive loss at December 31, 2010 that are expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

Pension Benefits
(in thousands)
Net loss	$764
Net transition obligation	5
Prior service cost	2

$771

        Components of net periodic benefit cost and other amounts recognized in other comprehensive loss were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(in thousands)
Pension and other benefits:
Service cost	$121	$1,177	$33	$206
Interest cost	3,511	3,509	130	725
Expected return on plan assets	(2,809)	(2,470)	—	—
Recognized net actuarial (gain) loss	782	1,746	(848)	(538)
Amortization of obligation	7	17	—	—
Amortization of prior service cost	4	46	(79)	1
Special termination benefits	—	316	—	—
Recognition of (gain) loss due to curtailment	9	221	(576)	(1,452)
Recognition of gain due to settlement	—	—	(15,981)	—

Net expense	$1,625	$4,562	$(17,321)	$(1,058)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
Net (gain) loss	$2,115	$(7,235)	$—	$(4,699)
Recognized gain (loss)	(782)	(1,746)	10,906	538
Prior service cost	—	—	(995)	—
Recognized prior service cost	(7)	(161)	995	—
Recognized net initial obligation	(12)	(47)	—	—

Total recognized in other
comprehensive (income) loss	$1,314	$(9,189)	$10,906	$(4,161)

	2010	2009
Weighted average assumptions used to determine net periodic benefit cost:
Pension benefits:
Discount rate	6.00%	6.25%
Expected long-term return on plan assets	7.5%	8.0%
Rate of compensation increase	3%	3%
Other benefits:
Discount rate	6.00%	6.25%
Rate of compensation increase	n/a	3%

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The fair values of the Company's pension plan assets at December 31, 2010, by asset category, were as follows:

	Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Pooled equity funds	$16,104	$—	$16,104
Common stock	12,759	—	12,759
U.S. government securities	3,846	2,149	5,995
Pooled fixed income funds	4,075	—	4,075
Cash management funds	1,961	—	1,961
Other investments	154	207	361

	$38,899	$2,356	$41,255

        Pooled equity and fixed income funds, common stock, and cash management funds:    Pooled equity and fixed income funds, domestic and international common stocks, and cash management funds are valued by obtaining quoted prices on recognized and highly liquid exchanges.

        U.S. government securities:    U.S. government treasury and agency securities are valued based upon the closing price reported in the active market in which the security is traded. U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporates other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

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

        The Company expects to contribute $2.2 million to its defined benefit pension plans in 2011. Estimated future benefit payments, which include expected future service, are as follows (in thousands):

Pension Benefits
2011	$3,918
2012	3,947
2013	4,037
2014	4,080
2015	4,149
2016 - 2020	21,998

        In September 2010, the Company was advised by the Pension Benefits Guaranty Corporation (PBGC) that the cessation of its pineapple operations and the corresponding reduction in the active participant count for its Pension Plan for Bargaining Unit and Hourly Employees (the "Plan") has triggered the requirement that the Company provide security to the PBGC of approximately $5.2 million to support unfunded liabilities of the Plan or to make contributions to the Plan in excess of the minimum required amounts. Management is currently working with the PBGC to reach an agreement as to the amount of contributions that will be made or the form and amount of collateral that will be provided.

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2010 or 2009.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and the future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2010 and 2009, deferred compensation plan liabilities totaled $867,000 and $1,039,000, respectively.

12.   SHARE-BASED COMPENSATION

        The Company accounts for share-based compensation arrangements, including grants of employee stock options, as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

        The total compensation expense recognized for share-based compensation was $735,000 and $1,497,000 for 2010 and 2009, respectively. There was no tax benefit or expense related thereto. Subsequent to issuance of the consolidated financial statements for 2009, management determined that the $539,000 previously disclosed as the total tax benefit related to share-based compensation for 2009 was incorrect. Accordingly, the total tax benefit has been restated to $-0- for 2009. This had no impact on previously reported tax benefit or expense or net loss. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting based primarily on historical annual forfeiture rates of approximately 4.0% and 4.3%, for 2010 and 2009, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

        A summary of stock option award activity as of and for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2009	266,500	$29.20
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(122,500)	$28.98	$10.58

Outstanding at December 31, 2010	144,000	$27.95	$10.67	4.9	$—

Exercisable at December 31, 2010	106,500	$31.81	$11.88	4.2	$—

Expected to Vest at December 31, 2010(2)	27,071	$16.99	$7.25	7.1	$—

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        Additional stock option information for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Weighted Average Grant-Date Fair Value For Options Granted During the Period	—	$3.11
Intrinsic Value of Options Exercised $(000)	—	—
Cash Received From Option Exercises $(000)	—	—
Tax Benefit From Option Exercises $(000)	—	—
Fair Value of Shares Vested During the Period $(000)	$358	1,343

        For the year ended December 31, 2009, the fair value of the Company's share-based awards to employees was estimated using the Black-Scholes option pricing model and the following weighted average assumptions (there we no stock option awards granted in 2010):

2009
Expected Life of Options in Years	6.5
Expected Volatility	46.1%
Risk-free interest rate	2.4%
Expected dividend yield	—
  •
  The expected life of the options represents expectations of future employee exercise and post-vesting termination behavior and was calculated using the "simplified" method for all plain vanilla options as allowed for in the SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected terms due to the limited period that it has been issuing stock options.

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

        As of December 31, 2010, there was $191,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 0.8 years.

Restricted Stock

        In 2010, 3,000 shares of restricted stock that vest as service requirements were met were granted to certain directors; and 47,972 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors' and management service requirements were met. In 2009, 444,250 shares of restricted stock that vest as service requirements are met were granted to certain directors and management; and 15,000 shares of restricted stock that will vest as performance measures are met were granted to one management employee. In 2009, 38,305 shares (net of shares withheld for payment of income taxes) of restricted stock vested as directors' and management service requirements were met; and 19,785 shares (net of shares withheld for payment of income taxes) of previously granted restricted stock vested in connection with the termination of the Company's former President and Chief Executive Officer in May 2009. All restricted shares granted in 2010 and 2009 were granted under the 2006 Plan. The weighted average grant-date fair value of restricted stock granted during 2010 and 2009 was $4.98 and $7.17 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2009	448,301	$8.25
Granted	3,000	$4.98
Vested	(47,972)	$8.36
Forfeited or Cancelled	(167,779)	$7.47

Nonvested balance at December 31, 2010	235,550	$10.34

13.   RELATED PARTY TRANSACTIONS

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

14.   INCOME TAXES

        GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2009, the Company recorded $939,000 of interest expense for unrecognized tax benefits and additional interest was not recorded in 2010 because it was estimated that no additional interest would be incurred as a result of net operating losses that could be carried back from 2008 and 2009. As of December 31, 2010, total accrued interest and penalties were $2,045,000.

        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general & administrative expense in its statement of operations, and such amounts are included in income taxes payable on the Company's consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(in thousands)
Balance at beginning of year	$899	$945
Additions based on tax positions related to the current year	—	20
Additions for tax positions of prior years	53	—
Expiration of statutes of limitation	—	(66)

Balance at end of year	$952	$899

        At December 31, 2010 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because such unrecognized revenue items have reversed by year-end 2010. At December 31, 2010 and 2009, there were $558,000 and $505,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The components of the income tax (benefit) expense for 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Current
Federal	$(283)	$(4,362)
State	32	(221)

Total	(251)	(4,583)

Income tax benefit—continuing operations	$(251)	$(4,583)

        The Worker, Homeownership, and Business Assistance Act of 2009 was enacted on November 6, 2009, and one of its provisions increased the net operating carryback period for large businesses from two years to five years. The amendment was effective for net operating losses arising in taxable years ending after December 31, 2007. The tax effect of the amendment was that the Company was eligible to carryback more of its 2008 tax net operating loss, and in 2010 the Company received $4.4 million of refunds for which a current tax benefit was recorded by the Company in 2009.

        Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 35% was as follows:

	2010	2009
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$4,344	$(32,555)
Adjusted for State income taxes, net of effect on federal
income taxes	33	2,373
Valuation allowance	(4,417)	25,543
Provision for uncertain tax positions	53	—
Permanent differences and other	(264)	56

Income tax benefit—continuing operations	$(251)	$(4,583)

        Deferred tax assets (liabilities) were comprised of the following temporary differences as of December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Joint ventures and other investments	$12,839	$19,797
Net operating loss and tax credit carryforwards	28,479	23,438
PGC deferred credit	2,035	13,413
Accrued retirement benefits	7,962	11,245
Property net book value	11,083	—
Stock compensation	3,302	3,272
Tax deferred land sales	—	1,312
Other	—	998
Accrued liabilities	1,114	757
Deferred revenue	761	505
Inventory	229	234
Allowance for doubtful accounts	180	179

Total deferred tax assets	67,984	75,150

Valuation allowance	(65,241)	(71,181)

Deferred condemnation proceeds	(2,562)	(2,562)
Other	(141)	—
Property net book value	—	(1,407)
Tax deferred land sales	(40)	—

Total deferred tax liabilities	(2,743)	(3,969)

Net deferred tax assets (liabilities)	$—	$—

        Valuation allowances have been established to reduce future tax benefits expected to be realized. The Company had $51.0 million in federal net operating loss carryforwards at December 31, 2010, that expire in 2028 through 2030. Net operating loss and tax credit carryforwards for state income tax purposes that expire in 2011 through 2030 totaled $89.6 million and $3.6 million, respectively, at December 31, 2010. The Company's federal income tax returns for 2005 through 2008 are currently under examination and the Internal Revenue Service has proposed approximately $14.3 million of additional taxable income. The Company disagrees with approximately $13.9 million of the proposed adjustments and intends to continue to defend its positions.

15.   SEGMENT INFORMATION

        The Company's reportable operating segments are Resort and Community Development based on how the Company's chief operating decision maker makes decisions about allocating resources and assessing performance. Each segment is a line of business requiring different technical and marketing strategies. In December 2009, all agriculture operations were ceased and the Company's Agriculture segment is reported as discontinued operations (see Note 7).

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

        Community Development includes the Company's real estate entitlement, development, construction, sales and leasing activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort, Kapalua Water Company and Kapalua Waste Treatment Company, the Company's water and sewage transmission operations, regulated by the Hawaii Public Utilities Commission.

        The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

        The financial information for each of the Company's reportable segments for 2010 and 2009 follows:

	Resort	Community Development	Other(6)	Consolidated
2010
Operating revenues(1)	$23,936	$17,901	$117	$41,954
Operating profit(2)	15,617	1,703	4,452	$21,772
Interest expense				(9,406)
Interest income				44

Income from continuing operations before income taxes				$12,410

Depreciation and amortization	2,853	2,779	2,855	8,487
Capital expenditures(3)	—	3,635	33	3,668
Assets relating to continuing operations(4)	20,254	45,701	12,179	78,134
Other assets(5)				12,271

				$90,405

2009
Operating revenues(1)	$29,793	$19,865	$696	$50,354
Operating loss(2)	(16,104)	(62,608)	(4,342)	$(83,054)
Interest expense				(10,452)
Interest income				492

Loss from continuing operations before income tax benefit				$(93,014)

Depreciation and amortization	4,227	2,050	2,581	8,858
Equity in income of affiliates		(47,187)		(47,187)
Capital expenditures(3)	1,099	1,226	—	2,325
Assets relating to continuing operations(4)	46,132	44,089	21,403	111,624
Other assets(5)				16,424

				$128,048

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant.

(2)
"Operating profit (loss)" is total operating revenues, less operating costs and expenses, plus equity in earnings and losses of affiliates (excludes interest income, interest expense and income taxes).

(3)
Primarily includes expenditures for property and deferred costs.

(4)
"Segment assets" are located in the United States.

(5)
Consists primarily of assets held for sale and other assets related to discontinued operations.

(6)
Consists primarily of miscellaneous corporate transactions and assets.

16.   COMMITMENTS AND CONTINGENCIES

LPGA

        The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it would be unable to hold the 2009 LPGA event that was scheduled for October. This resulted in a dispute with the LPGA, which can be resolved by mediation and if necessary by binding arbitration. By agreement between the parties, mediation has been suspended through December 2011. The Company paid the LPGA $700,000 in 2010 and $700,000 in February 2011. If the parties are able to structure a future event, 50% of the $1.4 million paid will be applied by the LPGA to sponsorship of the event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the consolidated financial statements.

Discontinued Operations

        The Company is involved in a legal dispute with the EEOC concerning former Thai workers in the Company's discontinued agriculture operations working pursuant to a labor contact agreement with Global Horizons, Inc. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and recorded a liability of $250,000 in 1999. The Company recognized an additional liability and expense of $262,000 since 1999; and paid $370,000 for its share of the cost of the letter of credit securing its obligation and the capital costs to install a filtration system for an existing well. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

        Pursuant to a previous agreement, the Company was committed to purchase from Bay Holdings the Amenities upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether the Company will even be required to purchase the Amenities.

        Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2010, the Company has recognized the estimated fair value of its obligations under these agreements (see Note 4).

        The Company, as an investor in various affiliates (partnerships, limited liability companies), may, under specific circumstances, be called upon to make additional capital contributions.

Other

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

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (DEDUCTIONS) TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2010	$452	$388	$52	$(432)	(a)	$460
2009	$658	$(72)	$46	$(180)	(a)	$452
Reserve for Environmental Liability
2010	$1,049	$(415)	$644	$(91)	(b)	$1,187
2009	$1,176	$3	$—	$(130)	(b)	$1,049

(a)
Write off of uncollectible accounts

(b)
Payments

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting includes those policies and procedures that:

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2010, the Company's internal control over financial reporting is effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2010, is incorporated herein by reference. Certain information concerning our executive officers is contained in Item 1 of this annual report.

Code of Ethics

        Our Board of Directors approved the Amended and Restated Code of Ethics in March 2008 that covers the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. The Amended Code of Ethics is posted on our website at http://mauiland.com/investor.shtml. We will disclose any amendment to, or waiver from, any provision of the Amended and Restated Code of Ethics by posting such information on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "—Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2010, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2010, is incorporated herein by reference, which is set forth below.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2010, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	379,550	$27.95	445,469

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2010, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2010, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

1.     Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is filed herewith:

  II.
  Valuation and Qualifying Accounts for the Years Ended December 31, 2010 and 2009.

3.     Exhibits

Exhibit No.
3.1	Restated Articles of Association, as of May 13, 2010 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010, filed August 4, 2010, and incorporated herein by reference).
3.2	Bylaws (Amended as of May 13, 2010). (filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2010, filed August 4, 2010, and incorporated herein by reference).
10.1	Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010, and incorporated herein by reference).
10.2	Bay Golf Course Lease made and entered into effective September 30, 2010 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010, and incorporated herein by reference).
10.3	Golf Academy Lease, made and entered into effective October 1, 2010 (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010, and incorporated herein by reference).
10.4†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 (SEC File No. 001-06510), and incorporated herein by reference).
10.5	Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004, filed November 12, 2004 (SEC File No. 001-06510), and incorporated herein by reference).
10.6	Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000, and incorporated herein by reference).
10.7	Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.8	Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.9	Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 and incorporated herein by reference).
10.10	Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).

Exhibit No.
10.11	Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).
10.12	Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009).
10.13†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006).
10.14†	Maui Land & Pineapple Company, Inc. 2003 Stock and Incentive Compensation Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on November 10, 2003).
10.15†	Form of Stock Option Grant Notice and Form of Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006, and incorporated herein by reference).
10.16†	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006, and incorporated herein by reference).
10.17±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007, and incorporated herein by reference).
10.18±	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007, and incorporated herein by reference).
10.19	Amended and Restated Credit Agreement, dated as of October 9, 2009, by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).
10.20	First Modification Agreement dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010, and incorporated herein by reference).
10.21*	Second Modification Agreement and Waiver dated as of December 22, 2010, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association.
10.22*	Third Modification Agreement and Waiver dated as of February 23, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association.

Exhibit No.
10.23*	Loan Agreement by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., entered into as of December 22, 2010.
10.24	Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, entered into on November 15, 2007 (filed as Exhibit 10.2 to Form 8-K filed November 19, 2007 and incorporated herein by reference).
10.25	Securities Purchase Agreement between Maui Land & Pineapple Company, Inc., and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (filed as Exhibit 10.1 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
10.26	Registration Rights Agreement between Maui Land & Pineapple Company, Inc. and Ohana Holdings, LLC and ZG Ventures, LLC entered into on March 12, 2007 (filed as Exhibit 10.2 to Form 8-K filed March 15, 2007 and incorporated herein by reference).
10.27	Amendment No. 1 to Registration Rights Agreement, entered into as of March 10, 2008 (filed as Exhibit 10.50 to Form 10-K/A for the year ended December 31, 2007, filed April 1, 2009, and incorporated herein by reference).
10.28	Waiver and Amendment No. 2 to Registration Rights Agreement, dated as of April 30, 2008, by and among Maui Land & Pineapple Company, Inc., Ohana Holdings, LLC, and ZG Ventures, LLC.(1) (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, filed May 7, 2008, and incorporated herein by reference).
10.29	Form of Convertible Note Purchase Agreement (filed as Exhibit 10.1 to Form 8-k dated June 22, 2010, Filed June 22, 2010 and incorporated herein by reference).
21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2011.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2011.

MAUI LAND & PINEAPPLE COMPANY, INC.
By:	/s/ WARREN H. HARUKI Warren H. Haruki Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI Warren H. Haruki, Chairman of the Board &	Date March 14, 2011
Interim Chief Executive Officer (Principal Executive Officer)
By	/s/ STEPHEN M. CASE Stephen M. Case, Director	Date March 14, 2011
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date March 14, 2011
By	/s/ KENT T. LUCIEN Kent T. Lucien, Director	Date March 14, 2011
By	/s/ DUNCAN MACNAUGHTON Duncan MacNaughton, Director	Date March 14, 2011
By	/s/ ARTHUR C. TOKIN Arthur C. Tokin, Director	Date March 14, 2011
By	/s/ FRED E. TROTTER III Fred E. Trotter III, Director	Date March 14, 2011

By	/s/ TIM T. ESAKI Tim T. Esaki, Chief Financial Officer (Principal	Date March 14, 2011
Financial Officer)
By	/s/ ADELE H. SUMIDA Adele H. Sumida, Controller & Secretary	Date March 14, 2011
(Principal Accounting Officer)