Form 10-Q
period 2011-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2011-05-05
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, no par value	18,748,016 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands except
	share amounts)

OPERATING REVENUES
Real estate sales	$—	$1,650
Retail sales	2,840	2,684
Lease income	1,367	1,183
Resort services	992	994
Utility revenues and other	1,217	1,076

Total Operating Revenues	6,416	7,587

OPERATING COSTS AND EXPENSES
Real estate	—	153
Retail	1,993	2,128
Leasing	685	930
Resort services	1,214	1,103
Utility operations and other	910	770
Selling and marketing	335	1,167
General and administrative	1,895	1,307
Depreciation	1,045	1,327

Total Operating Costs and Expenses	8,077	8,885

Operating Loss	(1,661)	(1,298)

Interest expense, net	(671)	(2,755)

Loss from Continuing Operations Before Income Taxes	(2,332)	(4,053)

Income Tax Expense	—	85

Loss from Continuing Operations	(2,332)	(4,138)

Income from Discontinued Operations (Note 6) net of income taxes of $0	14,757	1,433

NET INCOME (LOSS)	12,425	(2,705)

Pension Benefit Adjustment net of income taxes of $0	—	1,422

COMPREHENSIVE INCOME (LOSS)	$12,425	$(1,283)

NET INCOME (LOSS) PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.13)	$(0.51)
Discontinued Operations	0.80	0.18
Net Income (Loss)	$0.67	$(0.33)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	3/31/2011	12/31/2010
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,308	$2,095
Accounts receivable, less allowance of $485 and $460 for doubtful accounts	2,762	1,803
Merchandise inventories	674	1,617
Prepaid expenses and other assets	1,160	2,053
Assets held for sale	9,666	10,851
Total Current Assets	15,570	18,419

PROPERTY	90,881	110,528
Accumulated depreciation	(38,835)	(49,103)
Net Property	52,046	61,425

OTHER ASSETS	12,253	10,561

TOTAL	$79,869	$90,405

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$—	$157
Trade accounts payable	3,547	4,877
Payroll and employee benefits	3,491	2,587
Income taxes payable	4,016	4,016
Deferred revenues (Note 5)	795	24,098
Other accrued liabilities	7,152	8,408
Total Current Liabilities	19,001	44,143
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	47,000	45,217
Accrued retirement benefits	22,362	22,549
Other noncurrent liabilities	3,204	2,741
Total Long-Term Liabilities	72,566	70,507
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,528,016 and 18,516,115 shares issued and outstanding	75,564	75,461
Additional paid in capital	9,178	9,159
Accumulated deficit	(79,546)	(91,971)
Accumulated other comprehensive loss	(16,894)	(16,894)
Stockholders’ Deficiency	(11,698)	(24,245)
TOTAL	$79,869	$90,405

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2011 and 2010

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2011	18,516	$75,461	$9,159	$(91,971)	$(16,894)	$(24,245)
Share-based compensation expense			158			158
Vested restricted stock issued	18	139	(139)			—
Shares cancelled to pay tax liability	(6)	(36)				(36)
Net income				12,425		12,425

Balance, March 31, 2011	18,528	$75,564	$9,178	$(79,546)	$(16,894)	$(11,698)

Balance, January 1, 2010	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)
Pension benefits adjustment (Note 10)					1,422	1,422
Share-based compensation expense			245			245
Vested restricted stock issued	23	201	(201)			—
Shares cancelled to pay tax liability	(9)	(52)				(52)
Net loss				(2,705)		(2,705)

Balance, March 31, 2010	8,101	$35,586	$9,063	$(119,428)	$(3,252)	$(78,031)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,938)	$3,251

INVESTING ACTIVITIES
Purchases of property	(81)	(1,517)
Proceeds from disposals of property	650	1,162
Payments for other assets	(738)	(473)

NET CASH USED IN INVESTING ACTIVITIES	(169)	(828)

FINANCING ACTIVITIES
Proceeds from long-term debt	2,800	4,400
Payments of long-term debt and capital lease obligations	(1,174)	(7,402)
Debt issuance costs and other	(306)	(507)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,320	(3,509)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(787)	(1,086)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,095	1,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,308	$795

Cash paid (received) during the period:
Interest (net of amounts capitalized)	$351	$2,061
Income taxes	$(47)	$(5,535)

Supplemental Non-Cash Investing and Financing Activities—

•                  A capital lease obligation of $376,000 and the related asset acquired there under were transferred to a third party during the three months ended March 31, 2010.

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $418,000 and $1,218,000 at March 31, 2011 and 2010, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

LIQUIDITY

The Company reported net income of $12.4 million for the three months ended March 31, 2011. Included in net income for the first quarter of 2011 was a $15.1 million gain recognized from the 2010 sale of the Kapalua Bay Course (Bay Course). The Company reported negative cash flows used in operations of $1.9 million for the first quarter of 2011 and had an excess of current liabilities over current assets of $3.4 million and a stockholders’ deficiency of $11.7 million at March 31, 2011. The Company had $11.7 million available to borrow under its revolving line of credit as of March 31, 2011.

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

The Company’s cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million related to its investment in Kapalua Bay Holdings, LLC (Bay Holdings) to purchase the spa, beach club improvements and the sundry store (the “Amenities”), its ongoing dispute with the Ladies Professional Golf Association (LPGA), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 10 and 14.

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

In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce its debt, including the sale of several real estate assets and cost reduction efforts. In July 2010, the Company concluded a rights offering that generated $40 million in cash, of which $35.2 million was used to pay off the entire $40 million in principal amount of the Company’s outstanding senior secured convertible notes. In September 2010, the Company sold the Bay Course for $24.1 million in cash and $20 million was applied to reduce the outstanding debt. In addition to the sale of the Bay Course mentioned above, the Company sold five other properties in 2010 that generated cash proceeds of $7.9 million. In December 2010 and February 2011, the Company restructured its debt with Wells Fargo Bank, National Association and American AgCredit, FLCA which resulted in reducing the interest rates on the credit facilities and extending the maturities from March 2011 to May 2013. The Company is currently in discussions with the other members and the lenders of Bay Holdings to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether the Company will even be required to purchase the Amenities.

RECLASSIFICATIONS

Revenues, costs and expenses in the accompanying 2010 statement of operations have been reclassified to conform to the presentation adopted by the Company on December 31, 2010.  The 2011 presentation reflects changes in the Company’s business and sources of revenues due to the cessation of all pineapple operations and the increased emphasis of leasing activities.  The change in presentation did not have an effect on total operating revenues, total operating costs and expenses, and net loss.

2.                                      Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.                                      Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended March 31,
	2011	2010

Basic	18,516,247	8,079,081
Diluted	18,518,432	8,079,081
Potentially Dilutive	347,000	1,335,629

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

4.                                      Financing Arrangements

Long-term debt and capital lease obligations at March 31, 2011 and December 31, 2010 consisted of the following:

	3/31/2011	12/31/2010
	(in thousands)
Wells Fargo revolving loans, 4.05% and 4.12%	$22,000	$20,200
American AgCredit term loan, 5.25%	25,000	25,000
Capital lease obligations	—	174
Total	47,000	45,374
Less current portion	—	157
Long-term debt and capital lease obligations	$47,000	$45,217

Revolving Line of Credit with Wells Fargo Bank, National Association (Wells Fargo)

The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013.  Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort.  The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.  The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions.  There are no commitment fees on the unused portion of the revolving facility.

Term Loan with American AgCredit, FLCA (American AgCredit)

The Company has a $25 million term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity, as defined, of $4 million and maximum total liabilities of $175 million.

As of March 31, 2011, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

5.                                      Assets Held for Sale and Real Estate Sales

At March 31, 2011 and December 31, 2010 assets held for sale included a portion of the Company’s former agriculture facilities in Kahului totaling approximately 13 acres; and equipment formerly used in the Company’s golf operations that met the criteria of held for sale.

In September 2010, the Company sold the land, improvements, structures and fixtures comprising the Bay Course and the adjacent maintenance facility for a total of $24.1 million in cash.  Concurrent with the sale the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the leaseback arrangement and other continuing involvement, the sale was accounted for as a financing transaction. Accordingly, the net proceeds received had been reflected as a current liability and no gain was recognized at the time of the sale. At the conclusion of the leaseback of the Bay Course as of March 31, 2011, the Company recognized $15.1 million of gain from the sale of the Bay Course and maintenance facility, which is included in discontinued operations. In 2009, the Company sold the Plantation Golf Course (PGC) land, improvements and other assets and entered into a leaseback arrangement that also expired on March 31, 2011.  A gain on the sale of the PGC of $27.7 million was recognized primarily in September 2010.  As of April 1, 2011, the Company is no longer the lessee and operator of the two golf courses at Kapalua Resort.

In connection with the sales of the Bay Course and the PGC, the Company entered into agreements to lease back the portion of each of the two pro shops that comprised the retail shops (the “Pro Shop Leases”) for a period of five years with options to extend the leases for an additional five years.  The Pro Shop Leases were to commence upon the expiration or other termination of the leaseback arrangements for the golf courses.  In the first quarter of 2011, the Company entered into agreements with the buyer of the Bay Course and the PGC whereby effective April 1, 2011, the Company has relinquished its right to the Pro Shop Leases in return for royalties on certain merchandise sold at the pro shops for a period of ten years.

6.                                      Discontinued Operations

As of April 1, 2011, the Company’s business no longer includes the operation of the two championship golf courses at Kapalua Resort (Note 5).  The operating results for the golf courses and the gains and losses from disposal of the golf course land, improvements and equipment are reported as discontinued operations.  These operations were previously reported as part of the Resort segment.  Income from golf course discontinued operations for the first quarter of 2011 includes a gain of $15.1 million from sale of the Bay Course and expense of $1.5 million for costs related to the termination of the golf course operations, of which approximately $1.2 million are future cash expenditures related to the termination of employees and contracts, and $300,000 was for impairment in the value of operating assets.

The Company ceased all agriculture operations as of the end of 2009 and accordingly, these operations are reported as discontinued operations.  Income from discontinued agriculture operations for the three months ended March 31, 2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 10).

Prior period amounts for golf and agriculture operations have been restated for comparability.

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Revenues
Golf course operations	$3,560	$3,121
Total	$3,560	$3,121

Income (Loss) from Discontinued Operations
Golf course operations	$14,606	$(128)
Agriculture operations	151	1,561
Total	$14,757	$1,433

7.                                      Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements.  The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3.  The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

8.                                      Investments in Affiliates

The Company via its affiliate MLP KB Partner LLC, has a 51% ownership interest in Kapalua Bay Holdings LLC (Bay Holdings), which is the sole member of Kapalua Bay LLC, (Kapalua Bay). The other members of Bay Holdings through their wholly owned affiliates are Marriott International Inc., 34%, and Exclusive Resorts LLC (ER), 15%. A 63% shareholder and director of the Company, through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Profits and losses of Bay Holdings were allocated in proportion to the members’ ownership interests, which approximated the estimated cash distributions to the members.  Bay Holdings constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel. Through March 31, 2011, the sale of 24 (84 total) whole-ownership units and 157 (744 total) fractional units have closed.

As a result of the 2009 losses incurred by Bay Holdings, the Company’s carrying value of its investment in Bay Holdings was written down to zero in 2009. The Company does not expect to recover any amounts from its investment in Bay Holdings. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the Company’s income attributable to Bay Holdings exceeds its accumulated losses.  The Company had made cash contributions to Bay Holdings of $53.2 million.

Bay Holdings has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $278.8 million was outstanding at March 31, 2011. The loan is collateralized by the project assets including the land which is owned by Bay Holdings that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. The Company has recorded $4.1 million as its estimated share of the completion and recourse guarantees. The Company has no other funding commitments to Bay Holdings. Bay Holdings is currently in negotiations with its lenders to restructure the terms of the loan agreement to extend the maturity and to provide available funding for continued operations.

Summarized operating information for Bay Holdings for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues	$3,625	$9,495
Expenses	8,590	13,363
Net Loss	$(4,965)	$(3,868)

9.                                      Share-Based Compensation

The total compensation expense recognized for share-based compensation was $158,000 and $245,000 for the three months ended March 31, 2011 and 2010, respectively. There was no tax benefit or expense related thereto for each period presented.  Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.9% and 4.3%, as of March 31, 2011 and 2010, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the three months ended March 31, 2011 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2010	144,000	$27.95
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(19,000)	$40.02	$15.61
Outstanding at March 31, 2011	125,000	$26.12	$9.92	4.3	$12.5
Exercisable at March 31, 2011	98,500	$28.70	$10.69	3.6	$5.0
Expected to Vest at March 31, 2011 (2)	10,773	$5.20	$2.48	7.9	$5.4

(1)                                  For in-the-money options

(2)                                  Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the three months ended March 31, 2011 or 2010.  The fair value of shares vested during the three months ended March 31, 2011 and 2010 was $25,000 and $95,000, respectively. As of March 31, 2011, there was $114,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

In the first three months of 2011, 33,600 restricted shares that vest as service requirements are met were granted to a management employee and 18,350 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the three months ended March 31, 2011 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2010	235,550	$10.34
Granted	33,600	$6.56
Vested	(18,350)	$7.58
Forfeited or Cancelled	(30,800)	$13.41
Nonvested balance at March 31, 2011	220,000	$9.45

10.                               Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other postretirement benefits for the three months ended March 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in thousands)

Service cost	$18	$30	$—	$33
Interest cost	835	862	—	24
Expected return on plan assets	(756)	(710)	—	—
Amortization of prior service cost	6	1	—	(29)
Amortization of transition obligation	8	2	—	—
Amortization of actuarial loss (gain)	202	160	—	(198)
Recognized gain due to curtailment	—	—	—	(576)
Recognized gain due to settlement	—	—	—	(2,683)

Net expense (credit)	$313	$345	$—	$(3,429)

In 2011, there are no other postretirement benefits as the Company’s postretirement health and life insurance plans were terminated in 2010.  In January 2010, the Company terminated its postretirement life insurance plan and in February 2010, the Company terminated its postretirement medical coverage for non-bargaining retirees.  The curtailment and settlement gain from these events totaled $3,259,000 of which $2,334,000 was recorded in discontinued operations and $921,000 was included in general and administrative expense in the first quarter of 2010.  In December 2010, the Company’s postretirement medical coverage for bargaining unit employees was cancelled.

The minimum required contributions to the Company’s defined benefit pension plans in 2011 are expected to be $1.9 million.

In September 2010, the Company was advised by the Pension Benefits Guaranty Corporation (PBGC) that the cessation of its pineapple operations and the corresponding reduction in the active participant count for its Pension Plan for Bargaining Unit and Hourly Employees (Plan) has triggered the requirement that the Company provide security to the PBGC of approximately $5.2 million to support unfunded liabilities of the Plan or to make contributions to the Plan in excess of the minimum required amounts. In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.

11.                               Fair Value Measurements

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

In July 2008, the Company issued $40 million in senior secured notes that were convertible into the Company’s common stock. The conversion features related to the notes gave rise to a derivative liability carried at fair value, with changes in fair value recognized currently in interest expense.  In August 2010, the convertible notes were fully repaid.

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

Information regarding amounts recognized in the statement of operations is as follows:

	Location of gain or	Amount of gain or (loss) recognized on derivative
	(loss) recognized in	Three Months Ended
Derivatives not designated as hedges:	statement of operations	3/31/11	3/31/10
		(in thousands )
Interest rate swap agreements	Interest expense	$—	$63
Derivative liability related to convertible debt	Interest expense	—	(177)

In March 2011, assets held for sale with a carrying value of $1,078,000 were written down to the lower of net book value or estimated fair value less costs to sell of $623,000 (based on Level 3 inputs), resulting in a loss of $455,000.  The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well as other market information.

Except as indicated below, the carrying amount of the Company’s other financial instruments approximates fair value.

Long-Term Debt:

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt (including current portion) at March 31, 2011 and December 31, 2010 was $47,000,000 and $45,200,000, respectively, which approximated fair value.

12.                               Income Taxes

The effective tax rate for 2011 and 2010 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

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

At March 31, 2011, the Company had a liability of $952,000 for unrecognized tax benefits and accrued interest and penalties thereon of $2.0 million, which is included in income taxes payable in the condensed consolidated balance sheets.  At March 31, 2011 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability. At March 31, 2011, there was $558,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

13.                               Operating Segment Information

	Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Operating Revenues
Community Development	$2,521	$3,853
Resort	3,885	3,732
Other	10	2
Total Operating Revenues	$6,416	$7,587

Operating Income (Loss)
Community Development	$(611)	$806
Resort	(994)	(2,974)
Other	(56)	870
Total Operating Loss	(1,661)	(1,298)
Interest Expense, net	(671)	(2,755)
Income Tax Expense	—	(85)

Loss from Continuing Operations	(2,332)	(4,138)

Income from Discontinued Operations (Note 6)	14,757	1,433

Net Income (Loss)	$12,425	$(2,705)

14.                           Commitments and Contingencies

LPGA

The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it would be unable to hold the 2009 LPGA event that was scheduled for October. This resulted in a dispute with the LPGA, which can be resolved by mediation, and if necessary, by binding arbitration. By agreement between the parties, mediation has been suspended through December 2011. The Company has paid the LPGA $1.4 million, which will be partially applied by the LPGA to sponsorship of the event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the condensed consolidated financial statements.

Discontinued Operations

The Company’s discontinued agriculture operations was named in a civil lawsuit filed by the EEOC on April 19, 2011.  The lawsuit alleges that the Company’s former farm labor contractor was engaged in unlawful employment practices at the Company’s discontinued agriculture operations and several other Hawaii and Washington state-based farms. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide commonly known as DBCP exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and through March 31, 2011 has recorded a liability of $516,000 of which $390,000 has been paid. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company was committed to purchase from Bay Holdings the project Amenities upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and are discussing whether the Company will even be required to purchase the Amenities.

Pursuant to loan agreements related to Bay Holdings, the Company and the other members of Bay Holdings have guaranteed to lenders completion of the project and recourse with regard to certain acts. These guarantees do not include full payment of the loans. At March 31, 2011, the Company has recognized the estimated fair value of its obligations under these agreements, which is included in other accrued liabilities in the condensed consolidated balance sheet.

The Company, as an investor in other affiliates (partnerships, limited liability companies), may, under specific circumstances, be called upon to make additional capital contributions.

Other

In February 2010, the Company received notification from the Internal Revenue Service (IRS) proposing changes to the Company’s employment tax withholdings. The Company currently does not expect the ultimate resolution of the matter to be material and has recorded an immaterial amount as the low end of the range of its potential exposure.

In March 2011, the Company received an IRS Examination report covering income tax returns for 2005 through 2008.  The Company disagrees with approximately $13.9 million of the $14.3 million of proposed additional net income and has filed a protest and request for conference with an appeals officer.  The Company previously accrued $1.3 million of expected income tax liability and believes that any additional potential exposure is not material.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refers to either Maui Land & Pineapple Company, Inc. alone, or the Company and its subsidiaries.

Overview of the Company

Maui Land & Pineapple Company, Inc. develops, sells, and manages residential, resort, commercial, and industrial real estate. The Company owns approximately 23,000 acres of land on Maui and operates retail, utility operations, and a nature preserve at the Kapalua Resort.  Our principal subsidiary is Kapalua Land Company, Ltd., the operator and developer of Kapalua Resort, a master-planned community in West Maui. Our reportable operating segments are Resort and Community Development.

Resort

The Kapalua Resort is part of approximately 21,800 acres owned by us in West Maui, most of which remains as open space. Revenues included in the Resort segment are primarily retail sales and resort services in our condensed consolidated statement of operations.  The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, the Kapalua Spa, eight residential subdivisions, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, a spa, several restaurants, and over 800 condominiums, single-family homes and residential lots. We do not own these assets except that we continue to have a minor joint venture interest in The Ritz-Carlton, Kapalua hotel and through Bay Holdings we continue to own 51% of the unsold units in The Ritz-Carlton Club and Residences at Kapalua Bay and the Kapalua Spa. In March 2009 we sold The Plantation and in September 2010 we sold The Bay golf courses.  We operated both golf courses under leaseback agreements with terms that expired at the end of March 2011.  Our golf course operations are accounted for as discontinued operations in this quarterly report on Form 10-Q.  As of April 1, 2011, our Resort segment includes the operation of the Kapalua Spa and retail operations at Kapalua Resort.

Community Development

The Community Development segment includes real estate entitlement, development, construction, and sales. Revenues included in the Community Development segment are primarily real estate sales, lease income, utility revenues and other in our condensed consolidated statement of operations. Our projects are focused primarily on the luxury real estate market in and surrounding the Kapalua Resort and affordable and moderately priced residential and mixed use projects in West Maui and Upcountry Maui.

Revenues and expense from our real property leasing activities, license fees and royalties for the use of certain of our trade marks and brand names by third parties, and the cost of maintaining our real estate assets including conservation activities are part of our Community Development operations.

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

Discontinued Operations

Agriculture

Our Agriculture operations primarily included growing, packing, and marketing of fresh pineapple. Our pineapple was sold under the brand names Maui Gold® and Hawaiian Gold™.  We also grew and marketed fresh organic pineapple. On December 31, 2009, we ceased all agriculture operations and we entered into agreements with an unrelated party that began to grow and market Maui Gold® pineapple as of January 1, 2010.

Golf

We no longer operate the Bay and Plantation golf courses after the expiration of the sales-leaseback agreement at the end of March 2011.  Our golf course operations, previously part of the Resort segment, are accounted for as discontinued operations in this quarterly report on Form 10-Q.

Current Developments

For the first quarter of 2011, we reported net income of $12.4 million compared to a net loss of $2.7 million for the same period in 2010.  Net income for 2011 includes a $15.1 million gain from the September 2010 sale of the Bay Course that was recognized as of March 31, 2011 upon termination of the golf course leaseback agreement (Note 5 to condensed consolidated financial statements).  As of April 1, 2011, management of the two championship golf courses at the Kapalua Resort was awarded to Troon Golf of Scottsdale, Arizona (Troon).  Cash used in operating activities for the first three months of 2011 was $1.9 million.  In February 2011, we completed the restructuring of our debt, increasing our available borrowing capacity by $9.5 million and extending the maturity of our two credit agreements to May 2013.  In April 2011, we were informed by the New York Stock Exchange (NYSE) that we would be removed from the NYSE watch list and be considered to be in compliance with the continued listing standards of the NYSE.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2011.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

CONSOLIDATED

	Three Months Ended March 31,
	2011	2010	change
	(in millions, except share amounts)

Consolidated Revenues	$6.4	$7.6	$(1.2)

Loss From Continuing Operations	$(2.3)	$(4.1)	$1.8

Income From Discontinued Operations	$14.8	$1.4	$13.4

Net Income (Loss)	$12.4	$(2.7)	$15.1

Net Income (Loss) Per Common Share	$0.67	$(0.33)	$1.00

Consolidated revenues were $6.4 million for the first quarter of 2011 compared to $7.6 million for the first quarter of 2010.  Lower revenues for 2011 were primarily due to lower sales of real estate inventories.  We reported net income of $12.4 million ($0.67 per share) for the first quarter of 2011 compared to a net loss of $2.7 million ($0.33 per share) for the first quarter of 2010. Net income for the first quarter of 2011 was primarily due to recognition of $15.1 million gain from the September 2010 sale of the Bay Course (Note 5 to condensed consolidated financial statements).

General and Administrative

Consolidated general and administrative expenses were $1.9 million for the first quarter of 2011 compared to $1.3 million for the first quarter of 2010.  The increase in general and administrative expense is due primarily to the curtailment and settlement gains recorded in the first quarter of 2010 for termination of our postretirement life insurance plan for all retirees in January 2010 and elimination of retiree medical insurance benefits for non-bargaining retirees in February 2010.  These actions resulted in curtailment and settlement gains totaling $3.3 million of which $1.0 million was recorded as a credit to general and administrative expense in the first quarter of 2010 and $2.3 million was credited to discontinued operations.  Salaries and other employee benefit costs decreased by over 30% in the first quarter of 2011 compared to the first quarter of 2010 because of lower staffing levels.  We expect that salaries and employee benefits will continue to decrease in 2011 because of the elimination of administrative and other support positions as a result of the cessation of our golf operations at the end of March 2011.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

Interest Expense

Interest expense was $679,000 for the first quarter of 2011 compared to $2.8 million for the first quarter of 2010.  The reduction in interest expense is primarily due to the extinguishment of our $40 million convertible notes in August 2010 and to lower average interest rates. Our effective interest rate on borrowings was 4.8% in the first quarter of 2011 compared to 5.9% in the first quarter of 2010.

COMMUNITY DEVELOPMENT

	Three Months Ended March 31,
	2011	2010	change
	(in millions)

Revenues	$2.5	$3.9	$(1.4)
% of consolidated revenues	39%	51%

Operating Profit (Loss)	$(0.6)	$0.8	$(1.4)

Revenues from the Community Development segment were $2.5 million for the first quarter of 2011 compared to $3.9 million for the first quarter of 2010; and the segment reported an operating loss of $611,000 for the first quarter of 2011, compared to an operating profit of $806,000 for the first quarter of 2010.  Lower revenues and the operating loss in the first quarter of 2011 are due to lower sales of real estate inventories, partially offset by a 12% increase in revenues from lease and license agreements as we continue to focus greater effort towards utilization of our real estate assets.  In the first quarter of 2010, we sold approximately 128 acres of land in Upcountry Maui and recognized revenues of $1.7 million and pre-tax profit of approximately $1.5 million.  There were no sales of real estate inventories in the first quarter of 2011.

RESORT

	Three Months Ended March 31,
	2011	2010	change
	(in millions)

Revenues	$3.9	$3.7	$0.2
% of consolidated revenues	61%	49%

Operating Loss	$(1.0)	$(3.0)	$2.0

Effective April 1, 2011, we are no longer the lessee and operator of the two golf courses at Kapalua (Notes 5 and 6 to condensed consolidated financial statements).  Golf operations are accounted for as discontinued operations and therefore are not included in the results of the Resort segment.  Resort segment revenues increased from $3.7 million in the first quarter of 2010 to $3.9 million for the first quarter of 2011, primarily reflecting an increase in merchandise sales and an increase in sales and services at the Kapalua Spa.  Visitor counts to Maui in 2011 increased over 2010, which contributed to the improved results.    The operating loss from the Resort segment was $1.0 million for the first three months of 2011 compared to $3.0 million for the first three months of 2010.  The improved results primarily reflect a reduction in marketing and administrative expenses.

DISCONTINUED OPERATIONS

	Three Months Ended March 31,
	2011	2010	change
	(in millions)
Income From Discontinued Operations Before Income Taxes	$14.8	$1.4	$13.4

As of April 1, 2011, we are no longer the lessee and operator of the two championship golf courses at Kapalua Resort, and accordingly, these operations and the gains and losses from disposal of the Bay Course land, improvements and equipment are reported as discontinued operations (Notes 5 and 6 to condensed consolidated financial statements).  Golf operations were previously reported as part of the Resort segment.  Income from golf course discontinued operations for the first quarter of 2011 included a gain of $15.1 million from sale of the Bay Course and expenses of $1.5 million for costs related to the termination of our golf course operations, of which approximately $1.2 million are future cash expenditures related to the termination of employees and contracts, and $300,000 was for impairment in the value of operating assets.

As of the end of 2009, we ceased all of our agricultural operations. Income from discontinued agriculture operations for the three months ended March 31, 2010 includes a credit of $2.3 million representing the gain from settlement of our post-retirement life insurance plans (Note 10 to condensed consolidated financial statements).

Prior period amounts for our golf and agriculture operations have been restated for comparability.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2011, our total debt, including capital leases, was $47.0 million, compared to $45.4 million at December 31, 2010, and we had approximately $11.7 million available under our revolving line of credit and $1.3 million in cash and cash equivalents.  Cash used in operating activities was $1.9 million for the first quarter of 2011.  At March 31, 2011, and we had an excess of current liabilities over current assets of $3.4 million and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $11.7 million.

In February 2011, our revolving line of credit with Wells Fargo was modified resulting in an increase in the total available commitment from $25 million to $34.5 million and an extension of the commitment maturity date from May 2012 to May 2013.  The maturity date of our term loan with American AgCredit was also extended from May 2012 to May 2013 in February 2011.

Revolving Line of Credit with Wells Fargo Bank, National Association (Wells Fargo)

We have a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013.  Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort.  The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.  The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions.  There are no commitment fees on the unused portion of the revolving facility.

As of March 31, 2011, we had $22.0 million of borrowings outstanding, $11.7 million available borrowing capacity and irrevocable letters of credit totaling $0.8 million that were secured by the line of credit.

Term Loan with American AgCredit, FLCA (American AgCredit)

We have a $25 million term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.

Amended Construction Loan Agreement with Lehman Brothers Holdings Inc.

Bay Holdings has a construction loan agreement with Lehman and other lenders under which $278.8 million was outstanding at March 31, 2011. The loan is collateralized by the Residences at Kapalua Bay project assets including the land that underlies the project, which is owned by Bay Holdings. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. At March 31, 2011, we have recognized the estimated fair value of our obligations under these agreements of $4.1 million, which is included in other accrued liabilities in the condensed consolidated balance sheet. Bay Holdings is currently in negotiations with the lenders to restructure the terms of the loan agreement to extend the maturity date and to provide available funding for continued operations.

Operating Cash Flows

In the first three months of 2011, consolidated net cash used in operating activities was $1.9 million compared to net cash provided by operating activities of $3.3 million for the first three months of 2010. Operating cash flows for the first three months of 2011 include income tax refunds of $47,000 and interest payments of $351,000; compared to income tax refunds of $5.5 million and interest payments of $2.1 million for the first three months of 2010.  Cash flows for the first three months of 2010 also included $1.5 million from the sale of real estate inventory and $830,000 from membership deposits for the Kapalua Club.

Future Cash Inflows and Outflows

Our plans for 2011 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including commitments related to our investment in Bay Holdings to purchase the Amenities, an ongoing dispute with the LPGA, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 10 and 14 to the condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

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

Contributions to our defined benefit pension plans are expected to be approximately $1.9 million in 2011.

In 2011, capital expenditures are expected to be minimal.

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

•                  our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein; and

•                  our ability to raise capital through the sale of certain real estate assets.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.  Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks, as well as additional risks described below and in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Market volatility of asset prices and interest rates affect the funded status of our defined benefit pension plans and could, under certain circumstances, be reasonably likely to have a material adverse affect on our financial condition.

As of March 31, 2011, no additional benefits are accruing for participants in the defined benefit pension plans, however, the funded status for these plans is a liability of approximately $18 million.  Changes in interest rates and the market prices of the plan assets drive the annual funding short-fall or gain and affect the minimum cash contributions that must be paid to the plans.  Therefore, under certain circumstances, changes in asset prices or interest rates could have a material adverse affect on our financial condition.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

May 4, 2011	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.