Form 10-Q
period 2011-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2011-08-04
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, no par value	18,834,720 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
	(in thousands except share amounts)

OPERATING REVENUES
Retail sales	$1,277	$2,034
Lease revenue	1,104	1,213
Resort services	1,155	1,262
Utility revenues and other	1,696	1,774
Total Operating Revenues	5,232	6,283

OPERATING COSTS AND EXPENSES
Retail	1,315	1,842
Leasing	663	721
Resort services	748	1,115
Utility operations and other	874	877
Selling and marketing	473	462
General and administrative	1,867	1,975
Depreciation	955	1,395
Gain on asset dispositions	—	(999)
Total Operating Costs and Expenses	6,895	7,388

Operating Loss	(1,663)	(1,105)

Interest expense, net	(463)	(1,956)

Loss from Continuing Operations net of income taxes of $0	(2,126)	(3,061)

Loss from Discontinued Operations (Note 6) net of income taxes of $0	(336)	(1,526)

NET LOSS	(2,462)	(4,587)
Pension Benefit Adjustment net of income taxes of $0	—	(807)

COMPREHENSIVE LOSS	$(2,462)	$(5,394)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.11)	$(0.38)
Discontinued Operations	(0.02)	(0.19)
Net Loss	$(0.13)	$(0.57)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands except share amounts)

OPERATING REVENUES
Real estate sales	$—	$1,650
Retail sales	4,075	4,678
Lease revenue	2,471	2,396
Resort services	2,188	2,296
Utility revenues and other	2,914	2,851
Total Operating Revenues	11,648	13,871

OPERATING COSTS AND EXPENSES
Real estate	—	154
Retail	3,308	3,971
Leasing	1,348	1,651
Resort services	1,961	2,218
Utility operations and other	1,785	1,646
Selling and marketing	809	1,629
General and administrative	3,568	3,260
Depreciation	2,000	2,723
(Gain) loss on asset dispositions	193	(978)
Total Operating Costs and Expenses	14,972	16,274

Operating Loss	(3,324)	(2,403)

Interest expense, net	(1,134)	(4,711)

Loss from Continuing Operations Before Income Taxes	(4,458)	(7,114)
Income Tax Expense	—	85

Loss from Continuing Operations	(4,458)	(7,199)

Income (Loss) from Discontinued Operations (Note 6) net of income taxes of $0	14,421	(93)

NET INCOME (LOSS)	9,963	(7,292)
Pension Benefit Adjustment net of income taxes of $0	—	615

COMPREHENSIVE INCOME (LOSS)	$9,963	$(6,677)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.24)	$(0.89)
Discontinued Operations	0.78	(0.01)
Net Income (Loss)	$0.54	$(0.90)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	6/30/2011	12/31/2010
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$594	$2,095
Restricted cash (Note 5)	4,117	—
Accounts receivable, less allowance of $454 and $460 for doubtful accounts	1,875	1,803
Merchandise inventories	352	1,617
Prepaid expenses and other assets	1,503	2,053
Assets held for sale	—	10,851
Total Current Assets	8,441	18,419

PROPERTY	90,744	110,528
Accumulated depreciation	(39,692)	(49,103)
Net Property	51,052	61,425

OTHER ASSETS	12,118	10,561

TOTAL	$71,611	$90,405

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$—	$157
Trade accounts payable	2,517	4,877
Payroll and employee benefits	2,246	2,587
Income taxes payable	3,036	3,445
Deferred revenues	975	24,098
Other accrued liabilities	6,779	8,408
Total Current Liabilities	15,553	43,572
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	44,421	45,217
Accrued retirement benefits	22,076	22,549
Other noncurrent liabilities	4,524	4,247
Total Long-Term Liabilities	71,021	72,013
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,545,919 and 18,516,115 shares issued and outstanding	75,683	75,461
Additional paid in capital	9,191	9,159
Accumulated deficit	(82,943)	(92,906)
Accumulated other comprehensive loss	(16,894)	(16,894)
Stockholders’ Deficiency	(14,963)	(25,180)
TOTAL	$71,611	$90,405

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Six Months Ended June 30, 2011 and 2010

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)

Share-based compensation expense			330			330
Vested restricted stock issued	44	298	(298)			—
Shares cancelled to pay tax liability	(14)	(76)				(76)
Net income				9,963		9,963

Balance, June 30, 2011	18,546	$75,683	$9,191	$(82,943)	$(16,894)	$(14,963)

Balance, January 1, 2010 (as previously reported)	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)
Prior period adjustment (Note 15)				(935)		(935)
Balance, January 1, 2010 (as corrected)	8,087	35,437	9,019	(117,658)	(4,674)	(77,876)
Pension benefits adjustment (Note 10)					615	615
Share-based compensation expense			428			428
Vested restricted stock issued	42	348	(348)			—
Shares cancelled to pay tax liability	(17)	(78)				(78)
Net loss				(7,292)		(7,292)

Balance, June 30, 2010	8,112	$35,707	$9,099	$(124,950)	$(4,059)	$(84,203)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(5,443)	$(2,091)

INVESTING ACTIVITIES
Purchases of property	(227)	(2,321)
Proceeds from disposals of property	10,152	3,091
Payments for other assets	(4,784)	(280)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,141	490

FINANCING ACTIVITIES
Proceeds from long-term debt	4,900	11,000
Payments of long-term debt and capital lease obligations	(5,853)	(8,888)
Reduction of PGC deferred credit and debt issuance cost	(246)	(1,059)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,199)	1,053

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,501)	(548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,095	1,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$594	$1,333

Cash paid (received) during the period:
Interest (net of amounts capitalized)	$915	$4,038
Income taxes	$(47)	$(5,536)

Supplemental Non-Cash Investing and Financing Activities—

•      A capital lease obligation of $289,000 and the related asset acquired there under were transferred to a third party during the six months ended June 30, 2010.

•      Amounts included in trade accounts payable for additions to property and for other investing activities totaled $450,000 and $1,638,000 at June 30, 2011 and 2010, respectively.

•      At June 30, 2011, $1.2 million of funds related to the sale of property was held in escrow pending the completion of post closing obligations.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

LIQUIDITY

The Company reported net income of $10.0 million for the six months ended June 30, 2011. Included in net income for the first six months of 2011 was a $15.1 million gain recognized from the 2010 sale of the Kapalua Bay Course (Bay Course). The Company reported negative cash flows used in operations of $5.4 million for the first six months of 2011 and had an excess of current liabilities over current assets of $7.1 million and a stockholders’ deficiency of $15.0 million at June 30, 2011. The Company had $14.1 million available to borrow under its revolving line of credit as of June 30, 2011.

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

The Company’s ability to continue to meet its financial covenants is highly dependent on selling real estate assets in a difficult market.  If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million related to its investment in Kapalua Bay Holdings, LLC (Bay Holdings) to purchase the spa, beach club improvements and the sundry store (the “Amenities”) from Kapalua Bay, LLC (Kapalua Bay), whom Bay Holdings is the sole member, its ongoing dispute with the Ladies Professional Golf Association (LPGA), a U.S. Equal Employment Opportunity Commission (EEOC) lawsuit against the Company’s discontinued agricultural subsidiary, a lawsuit against the Company and other parties relating to the sale of residences at Kapalua Bay, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 10 and 14.

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

In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments and to further reduce its debt, including the sale of real estate assets and cost reduction efforts. In December 2010 and February 2011, the Company restructured its debt with Wells Fargo Bank, National Association and American AgCredit, FLCA, which resulted in reducing the interest rates on the credit facilities and extending the maturities from March 2011 to May 2013. In June 2011, the Company sold a 13-acre parcel that was part of its former pineapple cannery facilities in Kahului, Maui for $9.75 million. Proceeds from the sale were used to pay down the Company’s debt and for working capital. In addition, as required by the terms of its credit agreements, the Company set aside approximately $4.1 million from the sales proceeds for payment and settlement of certain legacy costs (as defined). The Company is currently in discussions with Kapalua Bay and its lenders to negotiate the terms of the purchase and sale agreement for the Amenities, including the purchase and payment terms, and even whether the Company will be required to purchase the Amenities.

RECLASSIFICATIONS

Revenues, costs and expenses in the accompanying condensed consolidated 2010 statement of operations have been reclassified to conform to the presentation adopted by the Company on December 31, 2010.  The current presentation reflects changes in the Company’s business and sources of revenues due to the cessation of all pineapple operations and the increased emphasis of leasing activities.  The change in presentation did not have an effect on total operating revenues, total operating costs and expenses, and net loss.

2.     Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.     Average Common Shares Outstanding Used to Compute Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic and diluted	18,528,213	8,093,326	18,522,263	8,086,243
Potentially dilutive	321,661	1,333,333	322,282	1,333,333

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

4.     Financing Arrangements

Long-term debt and capital lease obligations at June 30, 2011 and December 31, 2010 consisted of the following:

	6/30/2011	12/31/2010
	(in thousands)
Wells Fargo revolving loans, 3.99% and 4.12%	$20,000	$20,200
American AgCredit term loan, 5.25%	24,421	25,000
Capital lease obligations	—	174
Total	44,421	45,374
Less current portion	—	157
Long-term debt and capital lease obligations	$44,421	$45,217

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

Term Loan with American AgCredit, FLCA (American AgCredit)

At June 30, 2011, the Company had $24.4 million outstanding under a term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity, as defined, of $4 million and maximum total liabilities of $175 million.

As of June 30, 2011, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

5.     Assets Held for Sale and Real Estate Sales

At December 31, 2010, assets held for sale included a portion of the Company’s former agriculture facilities in Kahului totaling approximately 13 acres; and equipment formerly used in the Company’s golf operations that met the criteria of held for sale. In June 2011, the Company sold the 13-acre parcel for $9.75 million.  The sale resulted in net cash proceeds of $8.2 million and a loss of $871,000 that is recorded in discontinued operations.  Included in the purchase price is $900,000 that remains in escrow pending finalization of post-closing obligations.  The Company recorded $700,000 of the cash held in escrow, less related expenses, as deferred revenue on the Company’s balance sheet at June 30, 2011.  In accordance with the terms of its credit agreements, the Company repaid $579,000 of its term loan with American AgCredit with proceeds from the sale and withheld approximately $4.1 million in escrow for payment and settlement of certain legacy costs (as defined). The $4.1 million held in escrow has been recorded as restricted cash on the Company’s June 30, 2011 condensed consolidated Balance Sheet.

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

6.     Discontinued Operations

As of April 1, 2011, the Company’s business no longer includes the operation of the two championship golf courses at Kapalua Resort (Note 5).  The operating results for the golf courses and the gains and losses from disposal of the golf course land, improvements and equipment are reported as discontinued operations.  These operations were previously reported as part of the Resort segment.  Income from golf course discontinued operations for the first six months of 2011 includes a gain of $15.1 million from sale of the Bay Course.

As of June 30, 2011, the Honolua Store was leased to a third-party operator.  In June 2011, the Company determined that it would cease operations of its last retail outlet in September 2011.  For the year ended December 31, 2010, revenues and operating costs and expenses from the Company’s retail operations were approximately $9,165,000 and $7,619,000, respectively.

The Company ceased all agriculture operations as of the end of 2009 and accordingly, these operations are reported as discontinued operations.  Loss from discontinued agriculture operations in 2011 includes the loss of $871,000 from the June 2011 sale of a portion of the former agriculture processing facilities (Note 5).  Income from discontinued agriculture operations for the six months ended June 30, 2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 10).

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Revenues
Golf course operations	$—	$2,040	$3,375	$5,162
Total	$—	$2,040	$3,375	$5,162

Income (Loss) from Discontinued Operations
Golf course operations	$103	$(1,208)	$14,709	$(1,336)
Agriculture operations	(439)	(318)	(288)	1,243
Total	$(336)	$(1,526)	$14,421	$(93)

7.     Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve disclosures about fair value measurements.  The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements.  The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3.  The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (ASC) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS).  The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-15, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.  The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS.  With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented.  Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements.  One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update eliminates that option.  The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

8.              Investments in Affiliates

The Company, via its affiliate MLP KB Partner LLC, has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay. The other members of Bay Holdings through their wholly owned affiliates are Marriott International Inc., 34%, and Exclusive Resorts LLC, 15%. A 63% shareholder and director of the Company, through related companies is the majority owner of ER. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Profits and losses of Bay Holdings were allocated in proportion to the members’ ownership interests, which approximated the estimated cash distributions to the members.  Kapalua Bay constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel. Through June 30, 2011, the sale of 26 (84 total) whole-ownership units and 167 (744 total) fractional units have closed.

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

Kapalua Bay has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $279.8 million was outstanding at June 30, 2011, and that matures on August 1, 2011.  Kapalua Bay is currently working with its lenders to restructure the terms of the loan agreement to extend the maturity and to provide available funding for continued operations.  The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. The Company has recorded $4.1 million in other accrued liabilities in the condensed consolidated Balance Sheet as its estimated share of the completion and recourse guarantees. The Company has no other funding commitments to Bay Holdings.

Summarized operating information for Bay Holdings for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues	$2,237	$(2,227)	$5,862	$7,268
Expenses	10,409	6,954	18,999	20,317
Net Loss	$(8,172)	$(9,181)	$(13,137)	$(13,049)

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $171,000 and $182,000 for the three months ended June 30, 2011 and 2010, respectively, and $330,000 and $428,000 for the six months ended June 30, 2011 and 2010, respectively. There was no tax benefit or expense related thereto for each period presented.  Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.8% and 4.3%, as of June 30, 2011 and 2010, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the six months ended June 30, 2011 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2010	144,000	$27.95
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(29,000)	$39.34	$15.96
Outstanding at June 30, 2011	115,000	$25.08	$9.34	4.2	$—
Exercisable at June 30, 2011	91,500	$27.99	$10.23	3.4	$—
Expected to Vest at June 30, 2011 (2)	16,877	$13.75	$5.87	7.2	$—

(1)   For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the six months ended June 30, 2011 or 2010.  The fair value of shares vested during the six months ended June, 2011 and 2010 was $76,000 and $177,000, respectively. As of June 30, 2011, there was $96,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock

In the first six months of 2011, 120,304 restricted shares that vest as service requirements are met were granted to management employees and the Company’s Board of Directors, and 44,071 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the six months ended June 30, 2011 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2010	235,550	$10.34
Granted	120,304	$5.37
Vested	(44,071)	$6.76
Forfeited or Cancelled	(30,800)	$13.41
Nonvested balance at June 30, 2011	280,983	$8.35

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other postretirement benefits for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Pension Benefits
Service cost	$—	$30	$18	$60
Interest cost	835	883	1,670	1,745
Expected return on plan assets	(757)	(700)	(1,513)	(1,410)
Amortization of prior service cost	2	1	8	2
Amortization of transition liability	3	2	11	4
Recognized actuarial loss	202	207	404	367

Net expense	$285	$423	$598	$768

Other Benefits
Service cost	$—	$—	$—	$33
Interest cost	—	41	—	65
Amortization of prior service cost	—	(10)	—	(39)
Recognized actuarial gain	—	(226)	—	(424)
Recognized gain due to curtailment	—	—	—	(576)
Recognized gain due to settlement	—	—	—	(2,683)

Net expense (credit)	$—	$(195)	$—	$(3,624)

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

In April 2011, the Company executed a settlement agreement with the Pension Benefits Guaranty Corporation (PBGC) and pledged security of approximately 1,400 acres in West Maui to secure approximately $5.2 million of unfunded liabilities of its Pension Plan for Bargaining Unit and Hourly Employees.  The mortgage on the property will be released in five years if the Company does not otherwise default on the agreement.

11.       Fair Value Measurements

In its ongoing business operations, the Company’s primary market risk exposure with regard to financial instruments is due to changes in interest rates. The Company manages this risk by monitoring interest rates and future cash requirements and evaluating opportunities to refinance borrowings at various maturities and interest rates. The Company also utilized interest rate swaps or other derivatives to reduce risks associated with changes in interest rates.

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

Information regarding amounts recognized in the statement of operations is as follows:

	Location of gain or (loss) recognized in	Amount of gain or (loss) recognized on derivative		Amount of gain or (loss) recognized on derivative
	statement of	Three Months Ended		Six Months Ended
Derivatives not designated as hedges:	operations	6/30/11	6/30/10	6/30/11	6/30/10
		(in thousands)		(in thousands)
Interest rate swap agreements	Interest expense	—	—	—	63
Derivative liability related to convertible debt	Interest expense	—	654	—	477

In March 2011, assets held for sale with a carrying value of $1,078,000 were written down to the lower of net book value or estimated fair value less costs to sell of $623,000 (based on Level 3 inputs), resulting in a loss of $455,000.  The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well as other market information.

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt (including current portion) at June 30, 2011 and December 31, 2010 was $44,421,000 and $45,200,000, respectively, which approximated fair value.  The carrying amount of the Company’s other financial instruments approximates fair value.

12.       Income Taxes

The effective tax rate for 2011 and 2010 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated Statement of Operations; and such amounts are included in income taxes payable on the Company’s condensed consolidated Balance Sheet.

At June 30, 2011, the Company had a liability of $741,000 for unrecognized tax benefits and accrued interest and penalties thereon of $1.1 million, which is included in income taxes payable in the condensed consolidated Balance Sheet.  At June 30, 2011 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

13.  Operating Segment Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Operating Revenues
Community Development	$2,659	$2,775	$5,180	$6,628
Resort	2,431	3,408	6,316	7,140
Other	142	100	152	103
Total Operating Revenues	$5,232	$6,283	$11,648	$13,871

Operating Profit (Loss)
Community Development	$(650)	$(70)	$(1,261)	$736
Resort	(1,093)	(2,019)	(2,087)	(4,993)
Other	80	984	24	1,854
Total Operating Loss	(1,663)	(1,105)	(3,324)	(2,403)
Interest Expense, net	(463)	(1,956)	(1,134)	(4,711)
Income Tax Expense	—	—	—	(85)

Loss from Continuing Operations	(2,126)	(3,061)	(4,458)	(7,199)

Income (Loss) from Discontinued Operations (Note 6)	(336)	(1,526)	14,421	(93)

Net Income (Loss)	$(2,462)	$(4,587)	$9,963	$(7,292)

14.       Commitments and Contingencies

LPGA

The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. Due to the lack of a title sponsor, the Company has not been able to sponsor the golf tournament after the tournament in October 2008. This resulted in a dispute with the LPGA, which can be resolved by mediation, and if necessary, by binding arbitration. By agreement between the parties, mediation has been suspended through December 2011. The Company has paid the LPGA $1.4 million, which will be partially applied by the LPGA to sponsorship of the event if the parties are able to structure a future event. The Company is not able to estimate the losses that may be incurred if the Company is not able to further perform under the agreement and, accordingly, no additional provision for losses relating to this dispute has been recorded in the condensed consolidated financial statements.

Discontinued Operations

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. and several other Hawaii based farmers by the EEOC.  The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257.  The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief.  The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and through June 30, 2011 has recorded a liability of $516,000 of which $390,000 has been paid. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company was committed to purchase from Kapalua Bay the project Amenities upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with Kapalua Bay and its lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and even whether the Company will even be required to purchase the Amenities.

Pursuant to loan agreements related to Kapalua Bay, the Company and the other members of Bay Holdings have guaranteed to lenders completion of the project and recourse with regard to certain acts. These guarantees do not include full payment of the loans. At June 30, 2011, the Company has recognized the estimated fair value of its obligations under these agreements, which is included in other accrued liabilities in the condensed consolidated Balance Sheet.

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

On May 23, 2011, a lawsuit was filed against Kapalua Bay; the Company; The Ritz-Carlton Hotel Company, LLC; Kapalua Realty Co. Ltd.; and other John and Jane Does; by Virendra Nath, Nancy Makowski, Krishna Narayan and Sherrie Narayan, purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay.  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3).  The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself.  The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.  On July 12, 2011, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted.  The motion is scheduled to be heard on September 16, 2011.

15.       Correction to Previously Issued Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, the Company concluded that its liability for refundable deposits due to its Kapalua Club members was understated by approximately $1,506,000 as of December 31, 2010 and 2009.  This understatement originated from initiation dues received for memberships issued in years prior to 2009 for which the refundable portion was not recorded as a liability.  In addition, the Company concluded that the estimated interest on uncertain tax positions was overstated by approximately $571,000 as of December 31, 2010 and 2009 because of net operating losses available to be carried back from 2008 and 2009 to earlier years.  As a result, the accompanying condensed consolidated Statement of Stockholders’ Deficiency for the six months ended June 30, 2010 and the accompanying condensed consolidated Balance Sheet as of December 31, 2010 has been corrected as follows:

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Statement of Stockholders’ Deficiency
Accumulated Deficit, January 1, 2010	$(116,723)	$(935)	$(117,658)

Balance Sheet, December 31, 2010
Income taxes payable	$4,016	$(571)	$3,445
Total Current Liabilities	44,143	(571)	43,572
Other noncurrent liabilities	2,741	1,506	4,247
Total Long-Term Liabilities	70,507	1,506	72,013
Accumulated deficit	(91,971)	(935)	(92,906)
Stockholders’ Deficiency	(24,245)	(935)	(25,180)

Management does not consider the foregoing corrections to be material.

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

Resort

The Kapalua Resort is part of approximately 21,800 acres owned by us in West Maui, most of which remains as open space. Revenues included in the Resort segment are primarily retail sales and resort services in our condensed consolidated statement of operations.  The Kapalua Resort borders the ocean with five white sand beaches and includes The Ritz-Carlton, Kapalua hotel, the Ritz-Carlton Club and Residences at Kapalua Bay, the Kapalua Spa, two championship golf courses (The Bay and The Plantation), a ten-court tennis facility, a spa, several restaurants, and over 800 condominiums, single-family homes and residential lots. We do not own these assets except that we continue to have a minor joint venture interest in The Ritz-Carlton, Kapalua hotel and through Bay Holdings we continue to own 51% of the unsold units in The Ritz-Carlton Club and Residences at Kapalua Bay and the Kapalua Spa. In March 2009 we sold The Plantation and in September 2010 we sold The Bay golf courses.  We operated both golf courses under leaseback agreements with terms that expired at the end of March 2011.  Our golf course operations are accounted for as discontinued operations in this quarterly report on Form 10-Q.  Our Resort segment currently includes the operation of the Kapalua Spa and retail operations at Kapalua Resort.

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

Revenues and expense from our real property leasing activities, license fees and royalties for the use of certain of our trademarks and brand names by third parties, and the cost of maintaining our real estate assets, including conservation activities, are part of our Community Development operations.

This segment also includes the operations of Kapalua Realty Company, our general brokerage real estate company located within the Resort, and Kapalua Water Company and Kapalua Waste Treatment Company, our Public Utilities Commission-regulated water and sewage operations that service the Resort and adjacent communities.

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

•           The Village at Kapalua:  This is the commercial component of the central area of the Kapalua Resort. It is planned to be built in two phases and will add approximately 30,000 square feet of new commercial/retail space to the Kapalua Resort. The Village will also include apartments, condominiums, and other resort-related facilities. The first phase of the commercial component opened in 2006, which included approximately 12,000 square feet of commercial/retail space.

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

Current Developments

For the second quarter of 2011, we reported a net loss of $2.5 million compared to a net loss of $4.6 million for the same period in 2010. The lower loss for the second quarter of 2011 primarily reflects lower operating, general and administrative, and interest expenses and approximately $1.2 million of reduced losses from discontinued operations. Cash used in operating activities for the first six months of 2011 was $5.4 million.

•                  In April 2011, the New York Stock Exchange (NYSE) informed us that we would be removed from the NYSE watch list and be considered to be in compliance with the continued listing standards of the NYSE.

•                  At our annual meeting of shareholders in May 2011, Stephen M. Case, Warren H. Haruki, David A. Heenan, Kent T. Lucien, Duncan MacNaughton, Arthur C. Tokin and Fred E. Trotter III were re-elected to our board for a one-year term.

•                  In June 2011, we sold a 13-acre parcel in Kahului, Maui that was a portion of our former agriculture processing facilities.

•                  Effective June 27, 2011, Honolua Store, a 7,600 square foot retail outlet in the Kapalua Resort is being operated by a third party under a long-term lease agreement.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2011.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010; and Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

CONSOLIDATED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except share amounts)

Consolidated Revenues	$5.2	$6.3	$11.6	$13.9

Loss From Continuing Operations	$(2.1)	$(3.1)	$(4.5)	$(7.2)

Income (Loss) From Discontinued Operations	$(0.3)	$(1.5)	$14.4	$(0.1)

Net Income (Loss)	$(2.5)	$(4.6)	$10.0	$(7.3)

Net Income (Loss) Per Common Share	$(0.13)	$(0.57)	$0.54	$(0.90)

Consolidated revenues were $5.2 million for the second quarter of 2011 compared to $6.3 million for the second quarter of 2010.  The lower revenues for 2011 were primarily due to lower retail sales and lease revenue after the expiration of the sales-leaseback arrangements and corresponding discontinuance of retail and leasing operations at the Plantation and Bay Golf courses at the end of March 2011. We reported a net loss of $2.5 million ($0.13 per share) for the second quarter of 2011 compared to a net loss of $4.6 million ($0.57 per share) for the second quarter of 2010. The lower loss for the second quarter of 2011 primarily reflects lower operating, general and administrative, and interest expenses and approximately $1.2 million of reduced losses from discontinued operations.

Consolidated revenues were $11.6 million for the first half of 2011 compared to $13.9 million for the first half of 2010.  We reported net income of $10.0 million ($0.54 per share) for the first half of 2011 compared to a net loss of $7.3 million ($0.90 per share) for the same period in 2010.  Net income for the first half of 2011 includes a gain of $15.1 million recognized in March 2011 from sale of the Bay Course (Note 5 to condensed consolidated financial statements).

General and Administrative

Consolidated general and administrative expenses were $1.9 million for the second quarter of 2011 compared to $2.0 million for the second quarter of 2010.  For the first half of 2011, general and administrative expenses were $3.6 million compared to $3.3 million for the first half of 2010.  Salaries and associated employee benefit costs decreased by approximately 27% for the second quarter and 31% for the first half of 2011 compared to the same periods in 2010 because of lower staffing levels.  We expect that salaries and employee benefits will continue to decrease in 2011 because of the elimination of administrative and other support positions as a result of the cessation of our golf operations at the end of March 2011 and our Honolua Store operations at the end of June 2011.  Costs incurred for professional services were lower in the second quarter and first half of 2011 compared to the same periods in 2010 principally reflecting lower professional service costs.  Pension and postretirement costs were higher in the second quarter and first half of 2011, compared to the comparable periods in 2010, because of settlement and curtailment gains recorded in 2010 as a result of eliminating certain post retirement benefits.

General and administrative expenses are incurred at the corporate level and at the operating segment level. All general and administrative expenses incurred at the corporate level are allocated to our operating segments. Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

Interest Expense, net

Interest expense was $463,000 for the second quarter of 2011 compared to $2.0 million for the second quarter of 2010.  For the first half of 2011, interest expense was $1.1 million compared to $4.7 million for the first half of 2010.  The reduction in interest expense in 2011 is primarily due to the extinguishment of our $40 million convertible notes in August 2010, combined with lower borrowings under our line of credit and lower average interest rates.  Our effective interest rate on borrowings was 4.8% in the second quarter of 2011, compared to 5.7% in the second quarter of 2010; and 4.8% for the first half of 2011, compared to 5.8% for the first half of 2010.

COMMUNITY DEVELOPMENT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Revenues	$2.7	$2.8	$5.2	$6.6
% of consolidated revenues	51%	44%	44%	48%

Operating Profit (Loss)	$(0.7)	$(0.1)	$(1.3)	$0.7

Revenues from the Community Development segment were $2.7 million for the second quarter of 2011 compared to $2.8 million for the second quarter of 2010; and the segment reported an operating loss of $700,000 for the second quarter of 2011, compared to an operating loss of $100,000 for the second quarter of 2010.  Lower revenues and the operating loss in the second quarter of 2011 were primarily due to lower lease revenues since April 1, 2011 because we are no longer receiving lease revenues from the restaurants at the Plantation and Bay golf courses.

Revenues from the Community Development segment were $5.2 million for the first half of 2011 compared to $6.6 million for the first half of 2010. The segment reported an operating loss of $1.3 million for the first half of 2011 compared to operating profit of $700,000 for the first half of 2010.  The lower results in the first half of 2011 primarily reflect lower sales of real estate inventories.  In March 2010, we sold approximately 128 acres of land in Upcountry Maui and recognized revenues of $1.7 million and pre-tax profit of approximately $1.5 million.  There were no sales of real estate inventories in the first half of 2011.

RESORT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Revenues	$2.4	$3.4	$6.3	$7.1
% of consolidated revenues	46%	54%	54%	51%

Operating Loss	$(1.1)	$(2.0)	$(2.1)	$(5.0)

Effective April 1, 2011, we are no longer the lessee and operator of the Plantation and Bay golf courses at Kapalua Resort (Notes 5 and 6 to condensed consolidated financial statements).  Golf operations are accounted for as discontinued operations and therefore are not included in the results of the Resort segment.

Resort segment revenues decreased from $3.4 million in the second quarter of 2010 to $2.4 million for the second quarter of 2011, primarily reflecting lower retail sales, partially offset by an increase in sales and services at the Kapalua Spa.  The reduction in retail sales primarily reflects the absence of retail sales from the Plantation and Bay golf course pro shops in the second quarter of 2011.  In March 2011, we entered into agreements with the owner of the two golf courses, whereby we relinquished our right to lease and operate the pro shops in return for royalties on certain merchandise sold at the pro shops for a period of ten years.  The operating loss from the Resort segment was $1.1 million for the second quarter of 2011 compared to $2.0 million for the second quarter of 2010.  Lower operating and general and administrative expenses contributed to the decreased operating loss.

For the first six months of 2011, Resort segment revenues were $6.3 million compared to $7.1 million for the same period in 2010.  The operating loss from the Resort segment for the first half of 2011 was $2.1 million compared to an operating loss of $5.0 million for the first half of 2010.  In addition to reductions in operating and general and administrative expenses, lower marketing costs also contributed to the decreased operating loss for the first half of 2011.

DISCONTINUED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Income (Loss) From Discontinued Operations Before Income Taxes	$(0.3)	$(1.5)	$14.4	$(0.1)

As of April 1, 2011, we are no longer the lessee and operator of the two championship golf courses at Kapalua Resort and accordingly, these operations and the gains and losses from disposal of the Bay Course land, improvements and equipment are reported as discontinued operations (Notes 5 and 6 to condensed consolidated financial statements).  Golf operations were previously reported as part of the Resort segment.  Income from golf course discontinued operations for the first six months of 2011 included a gain of $15.1 million from sale of the Bay Course.

As of the end of 2009, we ceased all of our agricultural operations.  The loss from discontinued operations for the second quarter of 2011 includes a loss of $871,000 from the sale of a 13-acre parcel in Kahului, Maui that was a portion of our former agriculture processing facilities.  Income from discontinued agriculture operations for the six months ended June 30, 2010 includes a credit of $2.3 million representing the gain from settlement of our post-retirement life insurance plans (Note 10 to condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2011, our total debt was $44.4 million, compared to $45.4 million at December 31, 2010, and we had approximately $14.1 million available under our revolving line of credit and $594,000 in cash and cash equivalents.  Cash used in operating activities was $5.4 million for the six months of 2011.  At June 30, 2011, and we had an excess of current liabilities over current assets of $7.1 million and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $15.0 million.

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

As of June 30, 2011, we had $20.0 million of borrowings outstanding, $14.1 million available borrowing capacity and irrevocable letters of credit totaling $0.4 million that were secured by the line of credit.

Term Loan with American AgCredit, FLCA (American AgCredit)

We have a $24.4 million term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.

Amended Construction Loan Agreement with Lehman Brothers Holdings Inc.

Kapalua Bay has a construction loan agreement with Lehman and other lenders under which $279.8 million was outstanding at June 30, 2011 and that matures on August 1, 2011. Kapalua Bay is currently working with the lenders to restructure the terms of the loan agreement to extend the maturity date and to provide available funding for continued operations. The loan is collateralized by the Residences at Kapalua Bay project assets including the land that underlies the project, which is owned by Kapalua Bay. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. At June 30, 2011, we have recognized the estimated fair value of our obligations under these agreements of $4.1 million, which is included in other accrued liabilities in the condensed consolidated Balance Sheet.

Operating Cash Flows

In the first six months of 2011, consolidated net cash used in operating activities was $5.4 million compared to net cash used in operating activities of $2.1 million for the first six months of 2010. Operating cash flows for the first six months of 2011 include income tax refunds of $47,000 and interest payments of $915,000; compared to income tax refunds of $5.5 million and interest payments of $4.0 million for the first six months of 2010.  Cash flows for the first six months of 2010 also included $1.5 million from the sale of real estate inventory.

Investing and Financing Cash Flows

In June 2011 we sold a 13-acre parcel in Kahului, Maui that resulted in net cash proceeds of $8.2 million, of which $579,000 was used to repay our term loan with American AgCredit.  In accordance with our loan agreements, $4.1 million of the sales proceeds were withheld in escrow for payment and settlement of certain legacy costs (as defined).  In addition, we have $900,000 remaining in escrow pending finalization of post-closing obligations.  In the first half of 2011, we received proceeds of approximately $1.4 million from the sale of golf equipment to the new operator of the Kapalua golf courses and through an auction.

Future Cash Inflows and Outflows

Our ability to continue to meet our financial covenants is highly dependent on selling real estate assets in a difficult market.  If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including commitments related to our investment in Bay Holdings to purchase the Amenities, an ongoing dispute with the LPGA, an EEOC lawsuit against our discontinued agricultural subsidiary, a lawsuit filed against us and other parties relating to the sale of residences at Kapalua Bay and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 10 and 14 to the condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

In response to these circumstances, we continue to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce our debt, including the sale of several real estate assets and cost reduction efforts. We are currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement including the purchase and payment terms, and even whether we will even be required to purchase the Amenities.

Contributions to our defined benefit pension plans are expected to be approximately $1.9 million in 2011.

We do not anticipate any significant capital expenditures in 2011.

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

•                  our ability to complete land development projects within forecasted time and budget expectations, if at all;

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

•                  our ability to comply with funding requirements for our defined benefit pension plans;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 We are not required to provide disclosure in response to Part 1: Item 3 of Form 10-Q because we are considered to be a “smaller reporting company.”

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On May 23, 2011, a lawsuit was filed against Kapalua Bay; the Company; The Ritz-Carlton Hotel Company, LLC; Kapalua Realty Co. Ltd.; and other John and Jane Does; by Virendra Nath, Nancy Makowski, Krishna Narayan and Sherrie Narayan, purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay.  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3).  The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself.  The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.  On July 12, 2011, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted.

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. and several other Hawaii based farmers by the EEOC.  The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257.  The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief.  The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

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

As of June 30, 2011, no additional benefits are accruing for participants in the defined benefit pension plans, however, the funded status for these plans is a liability of approximately $18 million.  Contributions to our defined benefit pension plans are expected to be approximately $1.9 million in 2011.  Changes in interest rates and the market prices of the plan assets drive the annual funding short-fall or gain and affect the minimum cash contributions that must be paid to the plans.  Therefore, under certain circumstances, changes in asset prices or interest rates could have a material adverse affect on our financial condition.

Item 5. Other Information

Correction to Previously Issued Financial Statements

As described in Note 15 of the condensed consolidated financial statements included in Part I, we have identified certain immaterial misstatements within the consolidated balance sheet and statement of stockholders’ deficiency.  The following table displays the affected line items within the condensed consolidated Statement of Stockholders’ Deficiency and the condensed consolidated Balance Sheet as of and for the year ended December 31, 2010, which will be corrected as follows when the 2011 third quarter Form 10-Q and 2011 Form 10-K are filed:

	As Previously Reported	As Corrected
	(in thousands)
Statement of Stockholders’ Deficiency
Accumulated Deficit, January 1, 2010	$(116,723)	$(117,658)

Balance Sheet, December 31, 2010
Income taxes payable	$4,016	$3,445
Total Current Liabilities	44,143	43,572
Other noncurrent liabilities	2,741	4,247
Total Long-Term Liabilities	70,507	72,013
Accumulated deficit	(91,971)	(92,906)
Stockholders’ Deficiency	(24,245)	(25,180)

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 4, 2011	/s/ Tim T. Esaki
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.