Form 10-Q
period 2011-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2011-11-03
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, no par value	18,809,937 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
	(in thousands except
	share amounts)

OPERATING REVENUES
Real estate commissions	$75	$210
Leasing	1,380	1,385
Utilities	935	959
Resort amenities and other	981	1,296

Total Operating Revenues	3,371	3,850

OPERATING COSTS AND EXPENSES
Real estate	129	273
Leasing	796	981
Utilities	527	517
Resort amenities and other	950	1,323
Selling and marketing	47	461
General and administrative	959	2,856
Depreciation	766	1,100

Total Operating Costs and Expenses	4,174	7,511

Operating Loss	(803)	(3,661)

Interest expense, net	(624)	(1,791)

Loss from Continuing Operations before income taxes	(1,427)	(5,452)

Income tax benefit	(67)	(261)

Loss from Continuing Operations	(1,360)	(5,191)
Income from Discontinued Operations (Note 6) net of income taxes of $0	21	25,218

NET INCOME (LOSS)	$(1,339)	$20,027

COMPREHENSIVE INCOME (LOSS)	$(1,339)	$20,027

NET INCOME (LOSS) PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.07)	$(0.35)
Discontinued Operations	—	1.70
Net (Income) Loss	$(0.07)	$1.35

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands except
	share amounts)

OPERATING REVENUES
Real estate
Sales	$—	$1,650
Commissions	695	987
Leasing	3,827	3,791
Utilities	2,651	2,442
Resort amenities and other	3,858	4,262

Total Operating Revenues	11,031	13,132

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	154
Other	740	955
Leasing	2,157	2,621
Utilities	1,714	1,454
Resort amenities and other	3,386	4,044
Selling and marketing	749	2,004
General and administrative	4,445	6,080
Depreciation	2,648	3,692
(Gain) loss on asset dispositions	171	(958)

Total Operating Costs and Expenses	16,010	20,046

Operating Loss	(4,979)	(6,914)

Interest expense, net	(1,758)	(6,502)

Loss from Continuing Operations Before Income Taxes	(6,737)	(13,416)
Income Tax Benefit	(67)	(176)

Loss from Continuing Operations	(6,670)	(13,240)

Income from Discontinued Operations (Note 6) net of income taxes of $0	15,294	25,975

NET INCOME	8,624	12,735
Pension Benefit Adjustment net of income taxes of $0	—	615

COMPREHENSIVE INCOME	$8,624	$13,350

NET INCOME (LOSS) PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.36)	$(1.28)
Discontinued Operations	0.83	2.51
Net Income	$0.47	$1.23

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	9/30/2011	12/31/2010
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$248	$2,095
Accounts receivable, less allowance of $454 and $460 for doubtful accounts	1,579	1,803
Merchandise inventories	—	1,617
Prepaid expenses and other assets	1,679	2,053
Assets held for sale	—	10,851
Total Current Assets	3,506	18,419

PROPERTY	90,920	110,528
Accumulated depreciation	(40,376)	(49,103)
Net Property	50,544	61,425

OTHER ASSETS	12,363	10,561

TOTAL	$66,413	$90,405

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations	$—	$157
Trade accounts payable	1,080	4,877
Payroll and employee benefits	1,933	2,587
Income taxes payable	2,825	3,445
Deferred revenues	885	24,098
Other accrued liabilities	6,098	8,408
Total Current Liabilities	12,821	43,572
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	43,821	45,217
Accrued retirement benefits	21,434	22,549
Other noncurrent liabilities	4,493	4,247
Total Long-Term Liabilities	69,748	72,013
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,566,899 and 18,516,115 shares issued and outstanding	75,818	75,461
Additional paid in capital	9,202	9,159
Accumulated deficit	(84,282)	(92,906)
Accumulated other comprehensive loss	(16,894)	(16,894)
Stockholders’ Deficiency	(16,156)	(25,180)
TOTAL	$66,413	$90,405

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Nine Months Ended September 30, 2011 and 2010

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)

Share-based compensation expense			488			488
Vested restricted stock issued	68	445	(445)			—
Shares cancelled to pay tax liability	(18)	(88)				(88)
Net income				8,624		8,624

Balance, September 30, 2011	18,566	$75,818	$9,202	$(84,282)	$(16,894)	$(16,156)

Balance, January 1, 2010 (as previously reported)	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)
Prior period adjustment (Note 15)				(935)		(935)
Balance, January 1, 2010 (as corrected)	8,087	35,437	9,019	(117,658)	(4,674)	(77,876)

Issuance of stock, net of costs	10,390	39,565				39,565
Pension benefits adjustment (Note 10)					615	615
Share-based compensation expense			585			585
Vested restricted stock issued	58	471	(471)			—
Shares cancelled to pay tax liability	(24)	(102)				(102)
Net income				12,735		12,735

Balance, September 30, 2010 (as corrected)	18,511	$75,371	$9,133	$(104,923)	$(4,059)	$(24,478)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(8,719)	$(5,834)

INVESTING ACTIVITIES
Purchases of property	(405)	(3,396)
Proceeds from disposals of property	10,079	3,629
Proceeds from escrow (Note 4)	4,117	—
Payments for other assets	(5,081)	(217)

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,710	16

FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(9,953)	(70,381)
Proceeds from long-term debt	8,400	15,300
Issuance of common stock	—	40,000
Net proceeds from golf course sales (Note 5)	—	22,828
Debt and common stock issuance cost and other	(285)	(1,998)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,838)	5,749

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,847)	(69)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,095	1,881

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248	$1,812

Cash paid (received) during the period:
Interest (net of amounts capitalized)	$1,790	$6,202
Income taxes	$(47)	$(5,536)

Supplemental Non-Cash Investing and Financing Activities—

•      A capital lease obligation of $289,000 and the related asset acquired there under were transferred to a third party during the nine months ended September 30, 2010.

•      Amounts included in trade accounts payable for additions to property and for other investing activities totaled $115,000 and $709,000 at September 30, 2011 and 2010, respectively.

•      At September 30, 2011, $1.2 million of funds related to the sale of property was held in escrow pending the completion of post closing obligations.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

LIQUIDITY

The Company reported net income of $8.6 million for the nine months ended September 30, 2011. Included in net income for the first nine months of 2011 was a $15.1 million gain recognized from the 2010 sale of the Kapalua Bay Course (Bay Course). The Company reported negative cash flows used in operations of $8.7 million for the first nine months of 2011 and had an excess of current liabilities over current assets of $9.3 million and a stockholders’ deficiency of $16.2 million at September 30, 2011. The Company had $14.6 million (Note 4) available to borrow under its revolving line of credit as of September 30, 2011.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. Failure to satisfy the minimum liquidity covenants or to otherwise default under one credit agreement could result in a default under both credit agreements resulting in all outstanding borrowings becoming immediately due and payable. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities.

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

In response to these circumstances, the Company continues to undertake several financial and strategic initiatives to reduce cash commitments and to further reduce its debt, including the sale of real estate assets and cost reduction efforts. In December 2010 and February 2011, the Company restructured its debt with Wells Fargo Bank, National Association and American AgCredit, FLCA, which resulted in reducing the interest rates on the credit facilities and extending the maturities from March 2011 to May 2013. In June 2011, the Company sold a 13-acre parcel that was part of its former pineapple cannery facilities in Kahului, Maui for $9.75 million. Proceeds from the sale were used to pay down the Company’s debt and for working capital. In addition, as required by the terms of its credit agreements, the Company set aside approximately $4.1 million (Note 4) from the sales proceeds for payment and settlement of certain legacy costs (as defined). The Company is currently in discussions with Kapalua Bay and its lenders to negotiate whether the Company will be required to purchase the Amenities.

RECLASSIFICATIONS

Revenues, costs and expenses in the accompanying condensed consolidated 2010 statement of operations have been reclassified to conform to the presentation adopted by the Company on December 31, 2010 and September 30, 2011.  The current presentation principally reflects the Company’s increased emphasis of real estate, leasing, utilities and resort amenities operations and changes in segment reporting (see Note 13).    The change in presentation did not have an effect on total operating revenues, total operating costs and expenses, and net income (loss).

2.     Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.     Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic and diluted	18,548,521	14,882,010	18,531,112	10,376,333
Potentially dilutive	267,267	423,272	260,104	423,272

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

Potentially dilutive shares arise from non-qualified stock options to purchase common stock and non-vested restricted stock. The treasury stock method is applied to determine the number of potentially dilutive shares for nonvested restricted stock and stock options assuming that the shares of nonvested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. These amounts were excluded because the effect would be anti-dilutive.

4.     Financing Arrangements

Long-term debt and capital lease obligations at September 30, 2011 and December 31, 2010 consisted of the following:

	9/30/2011	12/31/2010
	(in thousands)
Wells Fargo revolving loans, 4.05% and 4.12%	$19,400	$20,200
American AgCredit term loan, 5.25%	24,421	25,000
Capital lease obligations	—	174
Total	43,821	45,374
Less current portion	—	157
Long-term debt and capital lease obligations	$43,821	$45,217

Revolving Line of Credit with Wells Fargo Bank, National Association (Wells Fargo)

The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013.  Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort.  The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity of $4 million (as defined, which includes the available line of credit) and maximum total liabilities of $175 million.  The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions.  In July 2011, the Company paid down the line of credit with $4.1 million of proceeds from the sale of real estate (Note 5) and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and to exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant.  In July 2012, to the extent that the $4.1 million reserved for payment of legacy costs is not expended, the $34.5 million revolving line of credit commitment will be reduced by such amounts.  There are no commitment fees on the unused portion of the revolving facility.  As of September 30, 2011, the Company had $14.6 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the Wells Fargo revolving line of credit.

Term Loan with American AgCredit, FLCA (American AgCredit)

At September 30, 2011, the Company had $24.4 million outstanding under a term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity, as defined, of $4 million and maximum total liabilities of $175 million.

As of September 30, 2011, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

5.     Assets Held for Sale and Real Estate Sales

At December 31, 2010, assets held for sale included a portion of the Company’s former agriculture facilities in Kahului totaling approximately 13 acres; and equipment formerly used in the Company’s golf operations that met the criteria of held for sale. In June 2011, the Company sold the 13-acre parcel for $9.75 million.  The sale resulted in net cash proceeds of $8.2 million and a loss of $871,000 that is recorded in discontinued operations.  Included in the purchase price is $900,000 that remains in escrow pending finalization of post-closing obligations.  The Company recorded $700,000 of the cash held in escrow, less related expenses, as deferred revenue on the Company’s balance sheet at September 30, 2011.  In accordance with the terms of its credit agreements, the Company repaid $579,000 of its term loan with American AgCredit with proceeds from the sale and withheld approximately $4.1 million in escrow for payment and settlement of certain legacy costs (as defined).  See Note 4.

In September 2010, the Company sold the land, improvements, structures and fixtures comprising the Bay Course and the adjacent maintenance facility for a total of $24.1 million in cash.  Concurrent with the sale, the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the leaseback arrangement and other continuing involvement, the sale was accounted for as a financing transaction. Accordingly, the net proceeds received had been reflected as a current liability and no gain was recognized at the time of the sale. At the conclusion of the leaseback of the Bay Course as of March 31, 2011, the Company recognized $15.1 million of gain from the sale of the Bay Course and maintenance facility, which is included in discontinued operations. In 2009, the Company sold the Plantation Golf Course (PGC) land, improvements and other assets and entered into a leaseback arrangement that also expired on March 31, 2011.  A gain on the sale of the PGC of $27.7 million was recognized primarily in September 2010.

6.     Discontinued Operations

In September 2011, the Company ceased operations of the Kapalua Logo Shop, its last retail outlet and as of September 30, 2011, the Company’s retail operations are reported as discontinued operations.  The Kapalua Logo Shop retail space is being leased to a third-party operator as of October 1, 2011.  In June 2011, the Company ceased operating the Honolua Store and leased the premises to a third-party operator.

As of April 1, 2011, the Company’s business no longer includes the operation of the two championship golf courses at Kapalua Resort (Note 5).  The operating results for the golf courses and the gains and losses from disposal of the golf course land, improvements and equipment are reported as discontinued operations.  Income from discontinued golf course operations for the first nine months of 2011 includes a gain of $15.1 million from sale of the Bay Course.  Income from discontinued golf course operations for the third quarter and first nine months of 2010 includes a gain of $25.7 million from sale of the PGC.

The Company ceased all agriculture operations as of the end of 2009 and accordingly, these operations are reported as discontinued operations.  Loss from discontinued agriculture operations in 2011 includes the loss of $871,000 from the June 2011 sale of a portion of the former agriculture processing facilities (Note 5).  Income from discontinued agriculture operations for the nine months ended September 30, 2010 includes a credit of $2.3 million representing the gain from settlement of the Company’s post-retirement life insurance plans (Note 10).

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Revenues
Golf courses	$—	$2,353	$3,375	$7,516
Retail	290	2,031	$4,278	$6,619
Total	$290	$4,384	$7,653	$14,135

Income (Loss) from Discontinued Operations
Golf courses	$40	$25,103	$14,826	$23,891
Retail	(64)	315	$711	$1,041
Agriculture	45	(200)	(243)	1,043
Total	$21	$25,218	$15,294	$25,975

7.     Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve disclosures about fair value measurements.  The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements.  The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3.  The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (ASC) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS).  The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-15, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.  The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS.  With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements.  One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update eliminates that option.  The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial statements.

8.              Investments in Affiliates

The Company, via its affiliate MLP KB Partner LLC, has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means.  Kapalua Bay constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel. Through September 30, 2011, the sale of 28 (84 total) whole-ownership units and 172 (744 total) fractional units have closed.

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

Kapalua Bay has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $276.1 million was outstanding at September 30, 2011, and that matured on August 1, 2011.  Kapalua Bay is currently working with its lenders to restructure the terms of the loan agreement to extend the maturity and to provide available funding for continued operations.  The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. The Company has recorded $4.1 million in other accrued liabilities in the condensed consolidated Balance Sheet as its estimated share of the completion and recourse guarantees. The Company has no other funding commitments to Bay Holdings.

Summarized operating information for Bay Holdings for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$11,529	$2,921	$17,391	$10,189
Expenses	21,203	14,581	40,202	34,898
Net Loss	$(9,674)	$(11,660)	$(22,811)	$(24,709)

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $159,000 and $157,000 for the three months ended September 30, 2011 and 2010, respectively, and $488,000 and $585,000 for the nine months ended September 30, 2011 and 2010, respectively. There was no tax benefit or expense related thereto for each period presented.  Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.7% and 4.1%, as of September 30, 2011 and 2010, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2011 is presented below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2010	144,000	$27.95
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited or Cancelled	(57,500)	$33.78	$13.45
Outstanding at September 30, 2011	86,500	$24.08	$8.83	4.9	$—
Exercisable at September 30, 2011	65,000	$28.06	$10.04	4.3	$—
Expected to Vest at September 30, 2011 (2)	15,424	$12.03	$5.17	7.0	$—

(1)   For in-the-money options

(2)          Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the nine months ended September 30, 2011 or 2010.  The fair value of shares vested during the nine months ended September, 2011 and 2010 was $89,000 and $190,000, respectively. As of September 30, 2011, there was $68,000 of total unrecognized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock

In the first nine months of 2011, 120,304 restricted shares that vest as service requirements are met were granted to management employees and the Company’s Board of Directors, and 68,180 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for restricted stock awards as of and for the nine months ended September 30, 2011 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2010	235,550	$10.34
Granted	120,304	$5.37
Vested	(68,180)	$6.54
Forfeited or Cancelled	(44,636)	$11.44
Nonvested balance at September 30, 2011	243,038	$8.65

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension and other postretirement benefits for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Pension Benefits
Service cost	$—	$31	$18	$91
Interest cost	835	884	2,505	2,629
Expected return on plan assets	(757)	(699)	(2,270)	(2,109)
Amortization of prior service cost	—	1	8	3
Amortization of transition liability	—	1	11	5
Recognized actuarial loss	203	207	607	574

Net expense	$281	$425	$879	$1,193

Other Benefits
Service cost	$—	$—	$—	$33
Interest cost	—	33	—	98
Amortization of prior service cost	—	(20)	—	(59)
Recognized actuarial gain	—	(213)	—	(637)
Recognized gain due to curtailment	—	—	—	(576)
Recognized gain due to settlement	—	—	—	(2,683)

Net expense (credit)	$—	$(200)	$—	$(3,824)

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

The minimum required contributions to the Company’s defined benefit pension plans in 2011 are expected to be $2.0 million, $1.6 million of which has been funded through September 30, 2011.

The Company’s cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Pension Plan for Bargaining Unit and Hourly Employees (the “Bargaining Plan”) triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan.  In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.  The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees has triggered the requirement that the Company provide additional security to the PBGC to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts.  The Company is currently working with the PBGC to reach an agreement as to the amount of the contributions that will be made or the form and amount of collateral that will be provided.

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

Information regarding amounts recognized in the statement of operations is as follows:

	Location of gain recognized in	Amount of gain recognized on derivative		Amount of gain recognized on derivative
	statement of	Three Months Ended		Nine Months Ended
Derivatives not designated as hedges:	operations	9/30/11	9/30/10	9/30/11	9/30/10
		(in thousands)		(in thousands)
Interest rate swap agreements	Interest expense	—	—	—	63
Derivative liability related to convertible debt	Interest expense	—	12	—	489

In March 2011, assets held for sale with a carrying value of $1,078,000 were written down to the lower of net book value or estimated fair value less costs to sell of $623,000 (based on Level 3 inputs), resulting in a loss of $455,000.  The fair value was estimated based on the fair values of similar assets and recent offers received for the property as well as other market information.

The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt (including current portion) at September 30, 2011 and December 31, 2010 was $43,821,000 and $45,200,000, respectively, which approximated fair value.  The carrying amount of the Company’s other financial instruments approximates fair value.

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

At September 30, 2011, the Company had a liability of $681,000 for unrecognized tax benefits and accrued interest and penalties thereon of $842,000, which is included in income taxes payable in the condensed consolidated Balance Sheet.  At September 30, 2011 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

13.  Operating Segment Information

In September 2011, the Company revised its operating segments to reflect the September 2011 discontinuance of retail operations, the March 2011 discontinuance of golf operations and the increased emphasis on real estate, leasing, utilities and resort amenities operations.  The reportable operating segment presentation adopted is consistent with how the Company’s chief operating decision maker determines the allocation of resources.  Reportable segments are as follows:

•                  Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort.

•                  Leasing primarily includes revenues and expense from our real property leasing activities, license fees and royalties for the use of certain of our trademarks and brand names by third parties, and the cost of maintaining our real estate assets, including conservation activities.

•                  Utilities primarily include the operations of Kapalua Water Company and Kapalua Waste Treatment Company, the Company’s water and sewage transmission operations (regulated by the Hawaii Public Utilities Commission) servicing the Kapalua Resort and parts of West Maui.

•                  Resort Amenities includes a spa, beach club and a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Operating Revenues
Real Estate	$75	$210	$695	$2,637
Leasing	1,380	1,385	3,827	3,791
Utilities	935	959	2,651	2,442
Resort Amenities	909	931	2,819	2,701
Other	72	365	1,039	1,561
Total Operating Revenues	$3,371	$3,850	$11,031	$13,132

Operating Profit (Loss) (1)
Real Estate	$(206)	$(995)	$(712)	$(710)
Leasing	(83)	(459)	(721)	(1,090)
Utilities	96	27	(174)	(48)
Resort Amenities	(89)	(72)	(351)	(76)
Other	(521)	(2,162)	(3,021)	(4,990)
Total Operating Loss	(803)	(3,661)	(4,979)	(6,914)
Interest Expense, net	(624)	(1,791)	(1,758)	(6,502)
Income Tax Benefit	67	261	67	176

Loss from Continuing Operations	(1,360)	(5,191)	(6,670)	(13,240)

Income from Discontinued Operations (Note 6)	21	25,218	15,294	25,975

Net Income (Loss)	$(1,339)	$20,027	$8,624	$12,735

(1) Operating profit (loss) for the operating segments include allocations of corporate general, administrative and marketing expense.  Unallocated general, administrative and marketing expense is included in other operating loss.

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital cost to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and through September 30, 2011 has recorded a liability of $516,000 of which $390,000 has been paid. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company was committed to purchase from Kapalua Bay the project Amenities upon their completion in 2009 at the actual construction cost of approximately $35 million. The Company is currently in discussions with Kapalua Bay and its lenders to negotiate whether the Company will be required to purchase the Amenities.

Pursuant to loan agreements related to Kapalua Bay, the Company and the other members of Bay Holdings have guaranteed to lenders completion of the project and recourse with regard to certain acts. These guarantees do not include full payment of the loans. At September 30, 2011, the Company has recorded $4.1 million in other accrued liabilities in the condensed consolidated Balance Sheet as its estimated share of the completion and recourse guarantees.

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

On May 23, 2011, a lawsuit was filed against Kapalua Bay; the Company; The Ritz-Carlton Hotel Company, LLC; Kapalua Realty Co. Ltd.; and other John and Jane Does; by Virendra Nath, Nancy Makowski, Krishna Narayan and Sherrie Narayan, purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay.  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3).  The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself.  The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.  On July 12, 2011, the Company filed a motion to dismiss the complaint for failure to state a claim upon which relief may be granted.  The motion is scheduled to be heard on December 9, 2011.

The Company has commitments to the PBGC to provide additional security to support unfunded liabilities of its two defined benefit pension plans (Note 10).

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

15.       Correction to Previously Issued Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, the Company concluded that its liability for refundable deposits due to its Kapalua Club members was understated by approximately $1,506,000 as of December 31, 2010 and 2009.  This understatement originated from initiation dues received for memberships issued in years prior to 2009 for which the refundable portion was not recorded as a liability.  In addition, the Company concluded that the estimated interest on uncertain tax positions was overstated by approximately $571,000 as of December 31, 2010 and 2009 because of net operating losses available to be carried back from 2008 and 2009 to earlier years.  As a result, the accompanying condensed consolidated Statement of Stockholders’ Deficiency for the nine months ended September 30, 2010 and the accompanying condensed consolidated Balance Sheet as of December 31, 2010 have been corrected as follows:

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

Overview of the Company

Maui Land & Pineapple Company, Inc. develops, sells, and manages residential, resort, commercial, and industrial real estate. The Company owns approximately 23,000 acres of land on Maui.  Our principal subsidiary is Kapalua Land Company, Ltd., the operator and developer of Kapalua Resort, a master-planned community in West Maui. Our reportable operating segments are Real Estate, Leasing, Utilities and Resort Amenities.

Our golf course and retail operations are accounted for as discontinued operations in this quarterly report on Form 10-Q.  In June and September 2011, we ceased operations of our two remaining retail outlets and are now leasing the retail space to third party operators.  In March 2009 we sold The Plantation Golf Course and in September 2010 we sold The Kapalua Bay Golf Course.  We operated both golf courses under leaseback agreements with terms that expired at the end of March 2011 (Note 6 to condensed consolidated financial statements).

In September 2011, we revised our operating segments to reflect the September 2011 discontinuance of retail operations, the March 2011 discontinuance of golf operations and the increased emphasis on real estate, leasing, utilities, and resort amenities operations.  The reportable operating segment presentation adopted is consistent with how our chief operating decision maker determines the allocation of resources.  Prior period presentation has been revised for comparative purposes.  Reportable segments are as follows:

•                  Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within Kapalua Resort.

•                  Leasing primarily includes revenues and expense from our real property leasing activities, license fees and royalties for the use of certain of our trademarks and brand names by third parties, and the cost of maintaining our real estate assets, including conservation activities.

•                  Utilities primarily include the operations of Kapalua Water Company and Kapalua Waste Treatment Company, the Company’s water and sewage transmission operations (regulated by the Hawaii Public Utilities Commission) servicing the Kapalua Resort and parts of West Maui.

•                  Resort Amenities includes a spa, beach club and a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2011.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010; and Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except share amounts)

Consolidated Revenues	$3,371	$3,850	$11,031	$13,132

Loss From Continuing Operations	$(1,360)	$(5,191)	$(6,670)	$(13,240)

Income From Discontinued Operations	$21	$25,218	$15,294	$25,975

Net Income (Loss)	$(1,339)	$20,027	$8,624	$12,735

Net Income (Loss) Per Common Share	$(0.07)	$1.35	$0.47	$1.23

Consolidated revenues were $3.4 million for the third quarter of 2011 compared to $3.9 million for the third quarter of 2010.  We reported a net loss of $1.3 million ($0.07 per share) for the third quarter of 2011 compared to net income of $20.0 million ($1.35 per share) for the third quarter of 2010.

Consolidated revenues were $11.0 million for the first nine months of 2011 compared to $13.1 million for the first nine months of 2010.  We reported net income of $8.6 million ($0.47 per share) for the first nine months of 2011 compared to net income of $12.7 million ($1.23 per share) for the same period in 2010.  Net income for the first nine months of 2011 includes a gain of $15.1 million recognized in March 2011 from sale of the Bay Course.  Net income for the third quarter and first nine months of 2010 include $25.7 million of the deferred gain from the sale of the PGC. See Note 5 to condensed consolidated financial statements for additional discussion regarding the sales of the Bay Course and the PGC.

REAL ESTATE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Revenues	$75	$210	$695	$2,637
% of consolidated revenues	2%	5%	6%	20%

Operating Loss	$(206)	$(995)	$(712)	$(710)

Revenues for the first nine months of 2010 include $1.7 million from the sale of 128 acres of land in Upcountry Maui.  We had no sales of real estate inventory in 2011. Revenues in 2011 are primarily real estate commissions from Kapalua Realty Company. In the third quarter and first nine months of 2011 we closed fewer real estate sales at lower average prices as compared to the same periods in 2010.

In early October 2011, we received Maui County Council Land Use Committee approval of Pulelehua, our planned 312 acre traditional community for working families in West Maui.  To secure the land use zoning to proceed, the project now requires approval of the full Maui County Council followed by approval by the Mayor.

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Revenues	$1,380	$1,385	$3,827	$3,791
% of consolidated revenues	41%	36%	35%	29%

Operating Loss	$(83)	$(459)	$(721)	$(1,090)

The loss of restaurant lease revenues from the Bay and Plantation golf courses as of April 1, 2011 were offset by several new lease and licensing arrangements executed at the Kapalua Resort during 2011. Lower operating losses for 2011 primarily reflect lower utility costs, and lower staffing levels, which was partially offset by increased use of third party services.

UTILITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Revenues	$935	$959	$2,651	$2,442
% of consolidated revenues	28%	25%	24%	19%

Operating Profit (Loss)	$96	$27	$(174)	$(48)

Increased revenues for the first nine months of 2011 reflect higher consumption of water and a 5% sewer rate increase that was put into effect as of July 2010.  The larger operating loss experienced during the first nine months of 2011 primarily reflect higher electricity costs and increases in sewer processing fees paid to the County of Maui.

RESORT AMENITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Revenues	$909	$931	$2,819	$2,701
% of consolidated revenues	27%	24%	26%	21%

Operating Loss	$(89)	$(72)	$(351)	$(76)

Increased revenues in the first nine months of 2011 are attributed to higher spa services and treatment revenues.  The larger operating loss for the third quarter and first nine months of 2011 reflect higher operating costs, in particular electricity costs and professional services.

DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Income From Discontinued Operations
Before Income Taxes	$21	$25,218	$15,294	$25,975

Our golf, retail and agriculture operations are reported as discontinued operations.

In September 2011, we ceased operations of the Kapalua Logo Shop, our last retail outlet and as of September 30, 2011, our retail operations are reported as discontinued operations.  The Kapalua Logo Shop retail space is being leased to a third-party operator as of October 1, 2011.  In June 2011, we ceased operating the Honolua Store and leased the premises to a third-party operator.

As of April 1, 2011, our business no longer includes the operation of the two championship golf courses at Kapalua Resort (Note 5).  The operating results for the golf courses and the gains and losses from disposal of the golf course land, improvements and equipment are reported as discontinued operations.  Income from golf course discontinued operations for the first nine months of 2011 includes a gain of $15.1 million from sale of the Bay Course.  Income from golf course discontinued operations for the third quarter and first nine months of 2010 includes a gain of $25.7 million from sale of the PGC.

We ceased all agriculture operations as of the end of 2009 and accordingly, these operations are reported as discontinued operations.  Loss from discontinued agriculture operations in 2011 includes the loss of $871,000 from the June 2011 sale of a portion of the former agriculture processing facilities (Note 5).  Income from discontinued agriculture operations for the nine months ended September 30, 2010 includes a credit of $2.3 million representing the gain from settlement of our post-retirement life insurance plans (Note 10).

GENERAL AND ADMINISTRATIVE

Consolidated general and administrative expenses were $1.0 million for the third quarter of 2011 compared to $2.9 million for the third quarter of 2010.  For the first nine months of 2011, general and administrative expenses were $4.4 million compared to $6.1 million for the first nine months of 2010.  Decreases in general and administrative expenses were primarily attributed to lower compensation expenses, reduced professional services and lower pension costs. Salaries and wages decreased by approximately 22% for the third quarter and the first nine months of 2011 compared to the same periods in 2010 as we closed business units and reduced staffing levels.  Costs incurred for professional services were lower in the third quarter and first nine months of 2011 compared to the same periods in 2010 principally reflecting reduced use of professional services as we continue to resolve outstanding legacy issues and downsize our operations.  Pension costs were lower in the third quarter and first nine months of 2011, compared to the comparable periods in 2010 primarily because of lower service and interest costs and increased expected return on assets as a result of higher asset values.

General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for the reporting segments include an allocation of a portion of the general and administrative expenses incurred at the corporate level.  Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

INTEREST EXPENSE, NET

Interest expense, net of interest income, was $624,000 for the third quarter of 2011 compared to $1.8 million for the third quarter of 2010.  For the first nine months of 2011, interest expense, net of interest income was $1.8 million compared to $6.5 million for the first nine months of 2010.  The reduction in interest expense in 2011 is primarily due to the extinguishment of our $40 million convertible notes in August 2010, combined with lower borrowings under our line of credit and lower average interest rates.  Our effective interest rate on borrowings was 4.8% in the third quarter of 2011, compared to 5.6% in the third quarter of 2010; and 4.8% for the first nine months of 2011, compared to 5.7% for the first nine months of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2011, our total debt was $43.8 million, compared to $45.4 million at December 31, 2010, and we had approximately $14.6 million available under our revolving line of credit and $248,000 in cash and cash equivalents.  Of the total available under our revolving line of credit, $3.3 million has been designated solely for the payment of legacy costs (Note 4 to condensed consolidated financial statements). Cash used in operating activities was $8.7 million for the nine months of 2011.  At September 30, 2011, and we had an excess of current liabilities over current assets of $9.3 million and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $16.2 million.

Revolving Line of Credit with Wells Fargo Bank, National Association (Wells Fargo)

We have a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013.  Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort.  The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.  The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions.  In July 2011, we paid down the line of credit with $4.1 million of proceeds from the sale of real estate (Note 5 to condensed consolidated financial statements) and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant.  There are no commitment fees on the unused portion of the revolving facility.

As of September 30, 2011, under the Wells Fargo revolving line of credit, we had $19.4 million of borrowings outstanding, $14.6 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

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

Amended Construction Loan Agreement with Lehman Brothers Holdings Inc.

Kapalua Bay has a construction loan agreement with Lehman and other lenders under which $276.1 million was outstanding at September 30, 2011 and that matured on August 1, 2011. Kapalua Bay is currently working with the lenders to restructure the terms of the loan agreement to extend the maturity date and to provide available funding for continued operations. The loan is collateralized by the Residences at Kapalua Bay project assets including the land that underlies the project, which is owned by Kapalua Bay. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. At September 30, 2011, we have recognized the estimated fair value of our obligations under these agreements of $4.1 million, which is included in other accrued liabilities in the condensed consolidated Balance Sheet.

Operating Cash Flows

In the first nine months of 2011, consolidated net cash used in operating activities was $8.7 million compared to net cash used in operating activities of $5.8 million for the first nine months of 2010. Operating cash flows for the first nine months of 2011 include income tax refunds of $47,000 and interest payments of $1.8 million; compared to income tax refunds of $5.5 million and interest payments of $6.2 million for the first nine months of 2010.  Cash flows for the first nine months of 2010 also included $1.5 million from the sale of real estate inventory.

Investing and Financing Cash Flows

In June 2011 we sold a 13-acre parcel in Kahului, Maui that resulted in net cash proceeds of $8.2 million, of which $579,000 was used to repay our term loan with American AgCredit.  In accordance with our loan agreements, $4.1 million of the sales proceeds were withheld in escrow for payment and settlement of certain legacy costs (as defined).  These proceeds were subsequently used to pay down our line of credit with Wells Fargo (Note 4 to condensed consolidated financial statements).  In the first nine months of 2011, we received proceeds of approximately $1.4 million from the sale of golf equipment to the new operator of the Kapalua golf courses and through an auction.

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

In response to these circumstances, we continue to undertake several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce our debt, including the sale of several real estate assets and cost reduction efforts. We are currently in discussions with the other members of Kapalua Bay and the lenders to negotiate whether we will be required to purchase the Amenities.

Contributions to our defined benefit pension plans are expected to be approximately $400,000 for the remainder of 2011.

We do not anticipate any significant capital expenditures in 2011.

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-

looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others.

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Reports for the quarters ended March 31, 2011 and June 30, 2011, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5. Other Information

Correction to Previously Issued Financial Statements

As described in Note 15 of the condensed consolidated financial statements included in Part I, we have identified certain immaterial misstatements within the consolidated balance sheet and statement of stockholders’ deficiency.  The following table displays the affected line items within the consolidated Statement of Stockholders’ Deficiency and the consolidated Balance Sheet as of and for the year ended December 31, 2010, which will be corrected as follows when the 2011 Form 10-K is filed:

	As Previously Reported	As Corrected
	(in thousands)
Statement of Stockholders’ Deficiency
Accumulated Deficit, January 1, 2010	$(116,723)	$(117,658)

Balance Sheet, December 31, 2010
Income taxes payable	$4,016	$3,445
Total Current Liabilities	44,143	43,572
Other noncurrent liabilities	2,741	4,247
Total Long-Term Liabilities	70,507	72,013
Accumulated deficit	(91,971)	(92,906)
Stockholders’ Deficiency	(24,245)	(25,180)

Item 6. Exhibits

10.1	Fourth Modification Agreement dated as of August 1, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

November 3, 2011	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Modification Agreement dated as of August 1, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.