Form 10-K
period 2011-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2012-03-02
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Registrant's telephone number, including area code (808) 877-3861

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

         Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by the New York Stock Exchange on such date, was approximately $33,837,000. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates of the Company. Such assumption should not be deemed conclusive for any other purpose.

         At February 27, 2012, the number of shares outstanding of the registrant's common stock was 18,826,754.

         Documents incorporated by reference:

         In accordance with General Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to the registrant's definitive proxy statement for its 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 2011. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS AND RISKS

        This Annual Report on Form 10-K, or the annual report filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission or SEC, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that: (i) they do not relate strictly to historical or current facts; and (ii) they contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

  •
  unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets and changes in income and asset values;

  •
  risks associated with real estate investments generally, and more specifically the demand for real estate in Hawaii;

  •
  risks associated with attracting visitors to Kapalua Resort, to Maui, and to the State of Hawaii as a whole, such as fuel and travel costs and general economic conditions;

  •
  risks due to our joint venture relationships;

  •
  our ability to complete land development projects within forecasted time and budget expectations, if at all;

  •
  our ability to obtain required land use entitlements at reasonable costs, if at all;

  •
  our ability to compete with other developers of real estate in Maui;

  •
  obligations related to certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay or certain limited recourse obligations with respect to Kapalua Bay Holdings, LLC (Bay Holdings);

  •
  obligations related to certain purchase and sale agreements for amenities at the Residences at Kapalua Bay;

  •
  potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

  •
  changes in weather conditions or the occurrence of natural disasters;

  •
  obligations related to our defined benefit pension plans and the effect of market volatility on asset values and interest rates;

  •
  our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein; and

  •
  our ability to raise capital through the sale of certain real estate assets;

        Such risks and uncertainties also include those risks and uncertainties discussed under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in

i

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

Forward Looking Statements and Risks

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

        The Company owns approximately 23,400 acres of land on Maui and develops, sells, and manages residential, resort, commercial, and industrial real estate through the following business segments:

  •
  Real Estate—Our real estate operations consist of land planning and entitlement, development, and sales.

  •
  Leasing—Our leasing activities include commercial, industrial and agricultural land and facilities leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

  •
  Utilities—We operate two publicly-regulated utility companies which provide potable and non-potable water and sewage transmission services to the Kapalua Resort. In addition, we also manage ditch, reservoir and well systems which provide non-potable irrigation water to West and Upcountry Maui areas.

  •
  Resort Amenities—Within the Kapalua Resort, we manage a full-service spa, a beach club, and a private club membership program.

        Additional information and operating results pertaining to the above business segments can be found under the heading "Description of Business" in this Item 1 and in Note 13 of our Notes to Consolidated Financial Statements in Item 8 of this annual report.

        Prior to 2010, the Company operated an agriculture business which included the cultivation, processing and selling of pineapple. Also prior to 2010, we operated a vacation rental program (the Kapalua Villas) and Kapalua Adventures, which is comprised of zip-lines in the West Maui mountains and other activities. During 2011, the Company discontinued its golf and retail operations. Additional information about these former businesses can be found under the heading "Description of Business" in this Item 1 and in Notes 7 and 13 of our Notes to Consolidated Financial Statements in Item 8 of this annual report.

Fiscal Year 2011 Business Developments

        The following highlights several of our significant business developments during 2011.

        Credit Facilities Restructuring—In February 2011, we completed the restructuring of our credit facilities with our two lenders, Wells Fargo Bank, National Association (Wells Fargo) and American AgCredit, FLCA (American AgCredit). As part of the restructuring, we increased our borrowing capacity by $9.5 million, extended the maturity dates under each facility to May 2013, eliminated the applicable interest rate floors, and reduced the minimum liquidity and maximum total liability covenant thresholds.

        Golf Operations Transition—On April 1, 2011, the owner of the Plantation Golf Course (PGC) and Kapalua Bay Golf Course (Bay Course) engaged Troon Golf of Scottsdale, Arizona (Troon) to manage and operate both courses. As part of this transition, we also concluded our resort maintenance operations which were responsible for the upkeep of certain common areas and facilities in the resort.

        New York Stock Exchange (NYSE)—In April 2011, the NYSE informed us that we would be removed from their watch list and confirmed that we are in compliance with the continued listing standards of the NYSE.

        Board of Directors—At our annual meeting of shareholders in May 2011, Stephen M. Case, Warren H. Haruki, David A. Heenan, Kent T. Lucien, Duncan MacNaughton, Arthur C. Tokin and Fred E. Trotter III were re-elected to our board for a one-year term. In August 2011, Mr. Trotter unexpectedly passed away, creating a vacancy on our seven-member Board. In February 2012, our Board of Directors approved a resolution amending our Bylaws to reduce the size of our Board to six members.

        Asset Sale—In June 2011, we sold 13 acres comprising a portion of our former agricultural processing facility in Kahului, Maui for $9.75 million.

        Retail Operations Transition—In June 2011, we turned over the operation and management of the Honolua Store, a 7,600 square foot general store and deli in the Kapalua Resort, to a third party under a long-term lease arrangement. In September 2011, we entered into a long-term lease arrangement for our last operated retail outlet, the Kapalua Logo Shop.

        Real Estate Entitlements Secured—In November 2011, we received final zoning approval from the County of Maui for our Pulelehua project, a planned 312-acre community for working families in West Maui.

        For a more detailed discussion about our business developments in 2011, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this annual report.

Description of Business

Real Estate

        Our Real Estate segment includes all land planning and entitlement, development and sales activities for our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort community located in West Maui encompassing approximately 1,650 acres.

        Real Estate Planning and Entitlements—Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlement is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including, among other things, construction of infrastructure improvements, payment of impact fees—for conditions such as parks and traffic mitigation—restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

        We have approximately 1,500 acres of land in Maui that are in various stages of the development process. The breakdown of these acres is as follows:

Location	Number of Acres	Zoned for Planned Use
Kapalua Resort	900	Yes
Other West Maui	300	Yes
Upcountry	300	No

        We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Resort:  As presently planned, the development of the resort is comprised of approximately 800 single and multi-family residential units, approximately 30,000 square feet of new commercial/retail space and up to 27 additional holes of golf on a total of 900 acres. The planned development includes the projects formerly referred to as Kapalua Mauka and the Village at Kapalua as well as other projects. Design and permitting for various components of the master plan are underway.

  •
  Pulelehua:  This project is designed to be a new community for working families in West Maui. It encompasses 312 acres and is currently planned to include 13 acres for an elementary school, 882 dwelling units, 91 acres of usable open space, and a traditional village center with a mix of residential and neighborhood-serving commercial uses. In November 2011, this project received final zoning approval from the County of Maui. Planning and subdivision work for this project is underway.

  •
  Hali`imaile Town:  An expansion of the existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. The public approval process for any plan to develop this area is expected to take several years and will be subject to urban growth boundary determination by the County of Maui as it updates the County General Plan over the next year.

        Real Estate Development—We are currently engaged in engineering and design activities for our development projects.

        Real Estate Sales—We presently do not have any significant real estate inventory and in 2011, we did not have any sales of real estate inventories. We have a general brokerage subsidiary, Kapalua Realty Company, Ltd., which is located in the Kapalua Resort. Revenues from this operating segment for 2011 consisted of commissions recognized mainly from sales of existing real estate within the resort and totaled $1.1 million, or approximately 7% of consolidated revenues for the year ended December 31, 2011.

        The price and market for luxury and other real estate in Maui is highly cyclical based principally upon interest rates, the general real estate markets in the mainland United States and specifically the West Coast, the popularity of Hawaii as a vacation destination and second-home market, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. Our real estate business faces substantial competition from other land developers on the island of Maui, as well as in other parts of Hawaii and the mainland United States.

Leasing

        Our Leasing segment activities include commercial, light industrial and agricultural land leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

        Commercial and Industrial Leases—We are the lessor of approximately 155,000 square feet of commercial retail and light industrial space leases, mainly in the Kapalua Resort and West Maui areas. We manage the leases of the majority of the restaurants, retail outlets and activities in the Kapalua Resort.

        Agricultural Leases—We are the lessor of 1,900 acres of diversified agriculture land leases in West and Upcountry Maui. In December 2009, we entered into a long-term lease agreement with a company that is growing and marketing pineapple under the Maui Gold® brand on approximately 1,100 acres in Upcountry Maui.

        Trademark and Trade Name Licensing—We currently have licensing agreements for the use of our registered Kapalua trademarks and trade names with several different companies, including the owner of the PGC and Bay Course, and the operators of the Kapalua Villas, Kapalua Adventures, Kapalua Logo Store, and the Honolua Store. We have also entered into a licensing agreement for the Maui Gold® trademark and trade name as mentioned above.

        Stewardship and Conservation—We are responsible for managing the conservation of approximately 11,800 acres of our land located in West Maui. Approximately 8,600 acres are in a perpetual conservation easement with the Nature Conservancy of Hawaii.

        Revenues from our Leasing segment totaled $5.1 million, or approximately 35% of consolidated revenues for the year ended December 31, 2011.

        Our leasing operations face substantial competition from other land and leasable building owners on the island of Maui as well as in other parts of Hawaii.

Utilities

        Our Utilities segment includes the operations of our two Hawaii Public Utilities Commission-regulated subsidiaries, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. In addition, we also manage non-potable irrigation water systems for West and Upcountry Maui areas.

        Kapalua Water Company, Ltd. provides potable and non-potable water utility services in the Kapalua Resort area, including the PGC and Bay Course, The Ritz-Carlton Kapalua hotel, the Residences at Kapalua Bay, and landscaped common areas.

        Kapalua Waste Treatment Company, Ltd. provides sewage collection and transmission services in the Kapalua Resort area. Waste treatment is processed by the County of Maui's facility in neighboring Lahaina, Maui.

        Non-Potable Irrigation Water System—We also own and operate several non-potable ditch, reservoir and well systems, which provide irrigation water primarily to the County of Maui, the PGC and Bay Course, and agricultural users in West and Upcountry Maui areas.

        Revenues from our Utilities segment totaled $3.4 million, or approximately 24% of consolidated revenues for the year ended December 31, 2011.

        Our utility services are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort area. In addition, our water and sewage system infrastructure requires periodic and ongoing maintenance, which in some cases can involve significant capital expenditures. Due to the regulated nature surrounding water sources and transmission infrastructure on Maui, we do not face any substantial competition for our water utility services.

Resort Amenities

        Our Resort Amenities segment includes operating the Kapalua Spa, the Beach Club, and the Kapalua Club membership program.

        Kapalua Spa is a 30,000 square foot full-service spa that opened in July 2009 as part of the Residences at Kapalua Bay. The Kapalua Spa is owned by Kapalua Bay LLC, the sole member of which is Bay Holdings, and leased by the Company on a month-to-month basis. It is open to guests of the resort.

        Beach Club is a private pool-side dining facility that opened in July 2009 for members of the Kapalua Club. It is located in the Residences at Kapalua Bay. The Beach Club is owned by Kapalua Bay LLC and leased by the Company on a month-to-month basis.

        Kapalua Club is a private non-equity club membership program which provides certain benefits and privileges within the resort for its members.

        Revenues from our Resort Amenities segment totaled $3.9 million, or approximately 27% of consolidated revenues for the year ended December 31, 2011.

        The viability of our resort amenities and the club membership program are principally dependent on the overall appeal and success of the Kapalua Resort generally. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii, including Kaanapali and Wailea.

Discontinued Operations

        Golf—Subsequent to the sales of the PGC and Bay Course, we continued to operate both courses under a leaseback arrangement which expired on March 31, 2011. On April 1, 2011, the owner of the PGC and Bay Course engaged Troon to manage and operate both courses. As part of this transition, we also concluded our resort maintenance operations, which were responsible for the upkeep of certain common areas and facilities in the resort. The majority of our golf and resort maintenance employees were assumed by Troon. In addition, all golf and resort maintenance equipment were either sold to Troon or subsequently liquidated. We will receive royalty and licensing income from the sales of certain merchandise at the golf course pro shops for the next ten years.

        Retail—In June 2011, we turned over the operation and management of the Honolua Store, a 7,600 square foot general store and deli in the Kapalua Resort, to a third party under a long-term lease arrangement. In September 2011, we entered into a long-term lease arrangement for our clothing retail outlet, the Kapalua Logo Shop. Upon consummation of these leases, we ceased all other retail functions. In addition to lease income, we will receive licensing income from sales of certain merchandise at both stores.

        Agriculture—Maui Pineapple Company, Ltd. (MPC) was the operating subsidiary for our Agriculture segment. That portion of our business was focused on growing, harvesting, packing and marketing fresh premium pineapple. In November 2009, our Board of Directors approved the immediate cessation of pineapple planting and the closure of all agriculture operations by December 31, 2009.

        Our former golf, retail and agriculture businesses have been reported as discontinued operations in this annual report.

Employees

        As of December 31, 2011, we had 29 employees, none of whom are members of a collective bargaining group.

Available Information

        Our Internet address is www.mauiland.com. Information about the Company is also available on www.kapalua.com. Reference in this annual report to these website addresses does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov.

Executive Officers of the Company

        The names, ages and certain biographical information about our executive officers, as of March 2012, are provided below.

Warren H. Haruki (59)	Mr. Haruki has been Chief Executive Officer of the Company since May 2011 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki is on the Board of Hawaiian Telcom, a communications provider, and on the Boards of the several privately held companies.
Ryan L. Churchill (40)
Mr. Churchill has served as President and Chief Operating Officer of the Company since February 2010 and as Senior Vice President-Corporate Development of the Company since March 2007. He served as Vice President-Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005, and Development Manager from October 2000 to June 2004.
Tim T. Esaki (49)
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

Item 1A.    RISK FACTORS

        The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

 Risks Related to our Business

Unstable macroeconomic market conditions could continue to materially and adversely affect our operating results.

        Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk to our business as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit markets, higher energy costs, negative financial news, reduced consumer confidence, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

        In addition, although economic conditions appear to be improving, if the current equity and credit markets do not continue to improve or further deteriorate, or if our expenses increase unexpectedly, it may become necessary for us to raise additional capital in the form of a debt or equity financing, or a combination of the two. If economic conditions do not improve, it could make any debt or equity financing more difficult, more costly, and, in the case of an equity financing, more dilutive to our existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our ability to execute our current business strategy, as well as our financial performance and stock price.

Real estate investments are subject to numerous risks and we are negatively impacted by the downturns in the real estate market.

        We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. We have a 51% ownership interest in Bay Holdings, the owner and developer of the Residences at Kapalua Bay, a luxury residential community. The market for real estate on Maui and in Hawaii generally tends to be highly cyclical and is typically affected by numerous changes in local, national and worldwide conditions, especially economic conditions, many of which are beyond our control, including the following:

  •
  periods of economic uncertainty and weakness in Hawaii and in the United States generally;

  •
  continuing high unemployment rates and low consumer confidence;

  •
  the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt of the United States;

  •
  the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

  •
  increased energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

  •
  local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than the owner believes the property is worth;

  •
  the popularity of Maui in particular and Hawaii in general as a vacation destination or second home market;

  •
  the relationship of the dollar to foreign currencies;

  •
  tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses; and/or

  •
  acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters.

        Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the number of residential or luxury real estate sales and/or prices of the units available for sale, which, in turn, could adversely affect our revenues and profitability. During low periods of demand, real estate product may remain in inventory for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with additional land development projects and negatively affect our operating results. Sustained adverse changes to our development plans could result in additional impairment charges or write-offs of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

Because we are located in Hawaii and therefore apart from the mainland United States, our financial results are more sensitive to certain economic factors, such as spending on tourism and increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

        Our businesses are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the continuing worldwide economic uncertainty and weakness, continuing high unemployment rates in Hawaii and the mainland United States, natural disasters such as the recent tsunami in Japan, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

We are involved in joint ventures and are subject to risks associated with joint venture relationships.

        We are involved in partnerships, joint ventures and other joint business relationships, and may initiate future joint venture projects. We currently have a 51% interest in Bay Holdings, the joint venture that constructed the Residences at Kapalua Bay.

        A joint venture involves certain risks such as:

  •
  our actual or potential lack of voting control over the joint venture;

  •
  our ability to maintain good relationships with our joint venture partners;

  •
  a venture partner at any time may have economic or business interests that are inconsistent with ours, especially in light of the ongoing economic uncertainty and weakness;

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

We have purchase obligations related to the amenities at the Residences at Kapalua Bay project and have entered into limited guarantees for completion of the project and certain limited recourse obligations of Bay Holdings.

        Bay Holdings, in which we own a 51% ownership interest, constructed a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Bay Holdings. In connection with the construction loan agreement, we and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse the lenders for losses incurred due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. Construction of the project was completed by the end of 2009, but the completion guaranty will remain in place until all construction contracts have been fully settled and paid. Pursuant to a previous agreement, we have a commitment to purchase the spa, beach club improvements and the sundry store (the "Amenities") from Bay Holdings at the actual construction cost of approximately $35 million. As of December 31, 2011, we have recorded an estimated liability under the completion and recourse guarantees of $4.1 million, and we and the other members of Bay Holdings are working with the lenders to settle the terms of the loan agreement and the purchase and payment terms of the Amenities.

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

  •
  earthquakes, tsunamis, hurricanes, floods, fires or other natural disasters that could adversely impact a project;

  •
  defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

  •
  ability to raise capital;

  •
  impact of governmental assessments such as park fees or affordable housing requirements;

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

        The financial performance of our Real Estate segment is closely related to our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

If we are unable to successfully compete with other developers of real estate in Maui, our financial results could be materially adversely affected.

        Our real estate products face significant competition from other luxury resort real estate properties on Maui, and from other residential property in Hawaii and the mainland United States. In many cases, our competitors are larger than us and have greater access to capital. If we are unable to compete with these competitors, our financial results could be materially adversely affected.

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

Unauthorized use of our trademarks could negatively impact our businesses.

        We have several trademarks that we have registered in the United States and in several foreign countries. To the extent that our exclusive use of these trademarks is challenged, we intend to vigorously defend our rights. If we are not successful in defending our rights, our businesses could be adversely impacted.

Market volatility of asset values and interest rates affect the funded status of our defined benefit pension plans and could, under certain circumstances, have a material adverse effect on our financial condition.

        No additional benefits are accruing for participants in the defined benefit pension plans, however, the funded status for these plans as of December 31, 2011 is a liability of approximately $28 million. Contributions to our defined benefit pension plans are expected to be approximately $2.5 million in 2012. Changes in interest rates and the fair value of the plan assets drive the annual funding short-fall or gain and affect the minimum cash contributions that must be paid to the plans. Therefore, under certain circumstances, changes in asset values or interest rates could have a material adverse effect on our financial condition.

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

        We had approximately $45.5 million of indebtedness as of December 31, 2011, consisting of a secured revolving line of credit with Wells Fargo for up to $34.5 million, of which we had $12.9 million in availability as of December 31, 2011 and a secured term loan with American AgCredit for $24.4 million.

        Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

        The line of credit and term loan were amended in 2011 to extend the maturity date of such obligations to May 1, 2013. In connection with such amendments, we granted a security interest in additional real estate assets to the lenders. As a result, substantially all of our real estate assets are encumbered, which limits our ability to borrow additional funds.

        Each of the line of credit and the term loan agreements contain financial and other covenants that we must satisfy. Our ability to continue to borrow under these agreements and to fund our cash requirements depends upon our ability to comply with those covenants. If we fail to satisfy any of our covenants, each lender may elect to accelerate our payment obligations under such lender's credit agreement.

Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants and to continue as a going concern is highly dependent on successfully implementing our financial initiatives and selling real estate assets in a difficult market.

        In 2011, we had negative cash flows from operations and at December 31, 2011, we had borrowings outstanding of $45.5 million. Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in our borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments related to our investment in Bay Holdings, a U.S. Equal Employment Opportunity Commission (EEOC) matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. In response to these circumstances, we are undertaking several financial initiatives to reduce cash commitments, to generate cash flow and further reduce our debt, to sell real estate assets and adopt further cost reduction measures. However, there can be no assurance that we will be able to comply with our loan covenants, reduce costs, or sell real estate assets at acceptable prices, or at all, which raises substantial doubt about our ability to continue as a going concern.

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

        In 2011, the daily closing price per share of our common stock has ranged from a high of $7.40 per share to a low of $3.68 per share. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

        The average daily trading volume in our common stock for the year ended December 31, 2011 was approximately 12,766 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

        We have not declared or paid regular cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by certain of our credit facilities, which contains covenants prohibiting us from paying any cash dividends without the lender's prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 23,400 acres of land on Maui. Approximately 3,800 acres are used directly or indirectly in our operations; approximately 11,800 acres are in conservation and the remainder, approximately 7,800 acres, is not currently being used. This land, most of which was acquired from 1911 to 1932, is carried on our consolidated balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

  •
  certain easements and rights-of-way that do not materially affect our use of the property;

  •
  a mortgage on approximately 3,100 acres previously used in Agriculture operations, which secures our $24.4 million term loan agreement;

  •
  a mortgage on approximately 900 acres of land in West Maui primarily within the Kapalua Resort, which secures our $34.5 million revolving credit facility;

  •
  a mortgage on approximately 1,400 acres of land in West Maui, which secures approximately $5.2 million of our pension obligations.

  •
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

  •
  a small percentage of our land in various locations on which multiple claims of ownership exist, for some of which we are securing clean title.

        A summary of the current use of our land holdings as of December 31, 2011 follows:

Acres
Conservation	11,800
Agriculture zoned (not used)	7,800
Operations	2,300
Planned development	1,500

23,400

        Approximately 21,300 acres of our land are located in West Maui, approximately 2,100 acres are located in Upcountry Maui and approximately 7 acres are located in Kahului, Maui.

        We currently have approximately 7,800 acres that are not in the current development plans or held for sale, and are not used in our other operations or planned or used in conservation. These properties will be evaluated in the future to determine the appropriate use or disposition of the acreage.

        The 21,300 acres in West Maui comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches, and heavily forested areas. The West Maui acreage includes approximately 1,650 acres designated for the Kapalua Resort.

        The Upcountry Maui property is situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation.

        The Kahului acreage includes the last lot that was our former pineapple cannery site. This acreage is currently held for sale.

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

        On April 19, 2011, a lawsuit was filed against the Company's wholly owned subsidiary, MPC and several other Hawaii based farmers by the EEOC. The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257. The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        The Company had a contractual obligation to the Ladies Professional Golf Association (LPGA) to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse is significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it would be unable to hold the 2009 LPGA event that was scheduled for October. This resulted in a dispute with the LPGA, which was contractually required to be settled by mediation. In consideration for the suspension of the mediation proceedings, the Company paid the LPGA $700,000 in 2010 and $700,000 in February 2011. In January 2012, the Company and the LPGA agreed that the Company would pay an additional $1.0 million to the LPGA in 2012 in settlement of all claims and the Company has accrued for this settlement amount as of December 31, 2011.

        We are a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. We believe the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on our operations, financial position or cash flows.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2011 and 2010. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of February 17, 2012, there were 331 shareholders of record of our common stock.

        The following chart reflects high and low sales prices during each of the quarters in 2011 and 2010:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	High	$7.55	$6.13	$5.49	$4.65
	Low	4.47	4.38	3.81	3.68
2010	High	$8.20	$6.23	$4.82	$5.08
	Low	2.05	3.41	3.28	3.70

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2011.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the forward-looking statements disclaimer set forth at the beginning of this annual report, the risk factors set forth in Item 1A of this annual report, and our Consolidated Financial Statements and the Notes to those statements set forth in Item 8 of this annual report. This discussion reflects the effects of the immaterial restatements discussed in Note 15 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2011 and 2010

CONSOLIDATED

	Year Ended December 31,
	2011	2010
	(in thousands, except share amounts)
Consolidated Revenues	$14,542	$23,055
Loss From Continuing Operations	$(9,550)	$(11,425)
Income From Discontinued Operations	$14,628	$36,177
Net Income	$5,078	$24,752
Net Income Per Common Share	$0.27	$1.99

        We reported net income of $5.1 million or $0.27 per share for 2011 compared to net income of $24.8 million or $1.99 per share for 2010. Net income for 2011 includes $15.1 million of gain from the sale of the Bay Course and maintenance facility, which is included in discontinued operations. Included in net income for 2010 are settlement and curtailment gains totaling $16.6 million from the termination of our post-retirement health and life benefits, of which $14.9 million was included in discontinued operations. Net income for 2010 also includes a $26.7 million recognized gain from the March 2009 sale of the PGC. Consolidated revenues were lower by 37% in 2011 compared to 2010 primarily reflecting the absence of real estate inventory sales.

REAL ESTATE

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues	$1,070	$9,311
% of consolidated revenues	7%	40%
Operating Profit (Loss)	$(661)	$3,416

        Real estate sales commissions were $1.1 million for 2011 compared to $1.5 million for 2010. The decrease primarily reflects fewer transactions in 2011 and lower average values per transaction. Revenues for 2010 also included three real estate inventory sales that resulted in revenues of $7.9 million and pre-tax income of $5.8 million. There were no sales of real estate inventory in 2011.

        Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues	$5,144	$4,994
% of consolidated revenues	35%	22%
Operating Loss	$(1,000)	$(1,137)

        In 2011, we entered into several new agreements, including lease and licensing arrangements with third parties who now operate the retail locations and golf courses pro shops at the Kapalua Resort. In 2011, expense for third party services for management and operation of our leased and leasable properties increased, but labor costs were approximately 30% lower in 2011 compared to 2010 reflecting staff reductions. Leasing segment revenues increased as a percentage of total revenues principally because of the decrease in consolidated revenues from 2010 to 2011.

UTILITIES

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues	$3,418	$3,254
% of consolidated revenues	24%	14%
Operating Loss	$(319)	$(127)

        Increased revenues in the Utilities segment in 2011 reflect increased consumption and a 5% sewer rate increase that went into effect in July 2010. The operating loss for 2011 was primarily due to higher electricity, maintenance, repairs and outside service costs that more than offset the higher revenues and reduced labor costs in the Utilities segment. Labor costs were approximately 20% lower in 2011 compared to 2010 reflecting staff reductions. Utilities segment revenues increased as a percentage of total revenues principally because of the decrease in consolidated revenues from 2010 to 2011.

RESORT AMENITIES

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues	$3,854	$3,583
% of consolidated revenues	27%	16%
Operating Loss	$(803)	$(108)

        Increased revenues were due to higher spa service and treatment revenues as a result of price increases in November and December 2011, an increase in the number of treatments and services performed, and to increased membership dues revenues as a result of increases in the membership base. In 2011, increased labor, supplies and other operating expense at the spa and the increased costs relating to club memberships more than offset the higher revenues in the Resort Amenities segment. Resort Amenities segment revenues increased as a percentage of total revenues principally because of the decrease in consolidated revenues from 2010 to 2011.

OTHER

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues	$1,056	$1,913
% of consolidated revenues	7%	8%
Operating Loss	$(4,499)	$(6,373)

        Other includes miscellaneous revenues and unallocated general, administrative and marketing costs, and pension and other post-retirement expense (credit). General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for the reportable operating segments include an allocation of a portion of the general and administrative expense at the corporate level. Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

        The operating loss for 2010 includes approximately $3.2 million of gains recognized from asset sales.

        General and administrative expense was $6.3 million in 2011 compared to $8.6 million in 2010. The expense was lower in 2011 primarily because of lower compensation expense and reduced professional service costs. Salaries and wages decreased by approximately 25% compared to 2010 as we closed business units and reduced staffing levels. Professional service costs decreased in 2011 as we resolved outstanding legacy issues and downsized our operations. General and administrative expense for 2011 includes $1.5 million contribution expense representing the fair value of approximately 22 acres that we contributed to Maui Preparatory Academy in 2011 and gain on asset dispositions for 2011 includes an offsetting $1.5 million gain on the land contributed.

        Selling and marketing expense decreased from $1.8 million in 2010 to $800,000 in 2011 as we discontinued operating certain businesses, and the lessees and licensees of our properties and trade names assumed the responsibility for marketing. Our marketing department was closed in March 2011.

        Pension and other post-retirement expenses were $1.2 million in 2011 and a credit of $15.7million in 2010 of which a credit of $14.9 million was recorded to discontinued operations. The credit in 2010 was due to settlement and curtailment gains recognized upon the termination of our postretirement health and life insurance plans (Note 9 to Consolidated Financial Statements in Item 8 of this annual report).

DISCONTINUED OPERATIONS

	Year Ended December 31,
	2011	2010
	(in thousands)
Income From Discontinued Operations
Before Income Taxes	$14,628	$36,177

        Our former retail, golf and agriculture operations are reported as discontinued operations. Income from discontinued operations for 2011 includes $15.1 million gain from the sale of the Bay Course; and income from discontinued operations for 2010 includes $26.7 million gain from sale of the PGC. Income from discontinued agriculture operations for 2010 includes a credit of $14.9 million representing the gain from settlement of our post-retirement health and life insurance plans. See Note 7 to Consolidated Financial Statements in Item 8 of this annual report.

INTEREST EXPENSE

        Interest expense was $2,729,000 for 2011 compared to $9,496,000 for 2010 of which $300,000 and $2,105,000 were included in discontinued operations in 2011 and 2010, respectively. The reduction in interest expense was primarily due to lower average interest rates and lower average borrowings in 2011. In August 2010, our $40 million convertible notes were extinguished and in December 2010, we modified our primary credit agreements which lowered the interest rates (Note 4 to Consolidated Financial Statements in Item 8 of this annual report). Interest expense in 2010 for our $40 million convertible notes was approximately $2.9 million. Our average interest rate on borrowings was 4.8% for 2011 compared to 5.7% for 2010 and average borrowings were approximately $30 million less in 2011 compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Current Debt Position

        At December 31, 2011, our total debt was $45.5 million compared to $45.2 million at December 31, 2010. At December 31, 2011, we had approximately $12.9 million available under our revolving line of credit and $890,000 in cash. Of the total available under our revolving line of credit, $2.1 million is currently designated solely for the payment of legacy costs (Note 4 to Consolidated Financial Statements in Item 8 of this annual report).

Revolving Line of Credit with Wells Fargo

        We have a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions, including the absence of any material adverse change in financial condition and maintenance of the loan to value ratio of the collateral. In July 2011, we paid down the line of credit with $4.1 million of proceeds from the sale of real estate and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant. As of December 31, 2011, the amount reserved for legacy costs and excluded from credit availability has been reduced by $2.0 million as legacy costs were paid. There are no commitment fees on the unused portion of the revolving facility.

        As of December 31, 2011, we had irrevocable letters of credit totaling $0.5 million that were secured by the line of credit, $21.1 million of borrowings outstanding and $12.9 million available for borrowing under the line of credit.

Term Loan with American AgCredit

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

Amended Construction Loan Agreement with Lehman Brothers Holdings Inc.

        Bay Holdings has a construction loan agreement with Lehman and other lenders under which $276 million was outstanding at December 31, 2011 that is due and payable in full. The loan is collateralized by the Residences of Kapalua Bay project assets including the land that underlies the project, which is owned by Bay Holdings. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed payment of the loan. Construction of the project was completed in 2009, but the completion guaranty will remain in place until all construction contracts have been fully settled and paid. We have recorded $4.1 million in other accrued liabilities in the accompanying consolidated balance sheet as our estimated share of the completion and recourse guarantees, and do not have any other funding commitments to Bay Holdings. Bay Holdings is currently working with the lenders to settle the terms of the loan.

Operating Cash Flows

        Net cash used in operating activities for 2011 and 2010 was $10.2 million and $9.4 million, respectively. Net cash used in operating activities for 2011 increased from 2010 primarily due to $5.9 million of income tax refunds received in 2010, partially offset by a higher amount of interest paid in 2010 compared to 2011.

        Interest paid in 2011 and 2010 was $2.0 million and $6.9 million, respectively. Tax refunds received in 2011 and 2010 were $55,000 and $5.9 million, respectively.

Investing and Financing Cash Flows

        Cash provided by investing activities in 2011 included the following:

  •
  $9.0 million from the sale of approximately 13 acres of our former agriculture facility in Kahului.

  •
  $899,000 released from escrow upon completion of post-closing obligations related to asset sales in 2010.

        Cash used in investing activities in 2011 included the following:

  •
  $4.1 million withheld in escrow after the closing of the sale of the Kahului property.

        Cash provided by investing and financing activities in 2010 included the following significant transactions:

  •
  Gross proceeds from our rights offering were $40 million.

  •
  Sale of the Bay Course produced net cash proceeds of $22.8 million.

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

Future Cash Inflows and Outflows

        Our plans for 2012 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

        Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in the borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments up to $35 million related to our investment in Bay Holdings to purchase the Amenities, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Note 14 to the Consolidated Financial Statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

        In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. As part of the restructured credit agreement with Wells Fargo, we are allowed to use proceeds from the sale of certain properties to settle obligations related to our prior operations, instead of reducing borrowings under the line of credit as was previously required in the credit agreement. We are currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement for the Amenities including the purchase and payment terms.

        Contributions to our defined benefit pension plans are expected to be approximately $2.5 million in 2012.

        We do not expect any significant capital expenditures in 2012.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to our Consolidated Financial Statements (included in Item 8 of this annual report). The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the Consolidated Financial Statements are as follows:

  •
  Our investment in Bay Holdings was written down to zero at December 31, 2009 to recognize an other-than-temporary impairment and to record losses incurred by Bay Holdings in the third quarter of 2009. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, and we have recorded $4.1 million in other accrued liabilities on the consolidated balance sheet at December 31, 2011 as our share of the completion and recourse guarantees. In determining the fair value of this investment, assessing whether any identified impairment was other-than-temporary, as well as estimating the liability for the completion and recourse guarantees, significant estimates were made and considerable judgment was involved. These estimates and judgments were based, in part, on our current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. The impairment losses recorded by Bay Holdings required Bay Holdings' management to estimate total sales revenues that will be received by the project, as well as estimating the number of buyers of units from which nonrefundable deposits have been received that will not close on the purchase of their units.

  •
  Our long-lived assets are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. Management has evaluated certain long-lived assets for impairment, and in 2011 we recognized impairment charges of $1.1 million related to long-lived assets and in 2010 recognized impairment charges totaling $3.1 million related to real estate assets held for sale because carrying values were in excess of estimated fair values less the estimated costs of disposal. These asset impairment loss analyses contain uncertainties because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets; thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, our financial condition or future operating results could be materially impacted.

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $7.5 million at December 31, 2011. Based on our future development plans for the Kapalua Resort and other properties such as Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Determining pension expense for our two defined benefit pension plans utilizes actuarial estimates of employees' age at retirement, and retirees' life span, the long term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized. This rate should be commensurate with the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. As of December 31, 2011, the fair value of the assets of our defined benefit plans totaled approximately $39.1 million, compared with $41.3 million as of December 31, 2010. The recorded net pension liability was approximately $27.6 million as of December 31, 2011 compared to a net pension liability of $22.1 million as of December 31, 2010. The $5.5 million increase in net pension liability during 2011 was mainly attributed to a decline in the discount rate used to determine our pension obligations and lower than expected returns from the pension plans investments.

  •
  Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, compensation expense recorded currently and future compensation expense would vary based on the assumptions used.

  •
  Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. As of December 31, 2011, valuation allowances of $61.4 million have been established primarily for tax credits, net operating loss carry forwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

  •
  Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 14 to our Consolidated Financial Statements in Item 8 of this annual report.

IMPACT OF INFLATION AND CHANGING PRICES

        Most of the land owned by us was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

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
Makawao, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency, and of cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
March 2, 2012

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010
	(in thousands except share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$7,850
Commissions	1,070	1,461
Leasing	5,144	4,994
Utilities	3,418	3,254
Resort amenities and other	4,910	5,496

Total Operating Revenues	14,542	23,055

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	1,480
Other	1,060	1,567
Leasing	2,956	3,109
Utilities	2,225	2,016
Resort amenities and other	4,315	5,473
Selling and marketing	792	1,809
General and administrative	6,271	8,602
Depreciation	3,390	4,778
Impairment—long-lived assets	921	2,547
Pension and other postretirement expense (Note 9)	1,157	(838)
Gain on asset dispositions	(1,263)	(3,159)

Total Operating Costs and Expenses	21,824	27,384

Operating Loss	(7,282)	(4,329)
Interest expense	(2,429)	(7,391)
Interest income	27	44

Loss from Continuing Operations Before Income Taxes	(9,684)	(11,676)
Income Tax Benefit	(134)	(251)

Loss from Continuing Operations	(9,550)	(11,425)
Income from Discontinued Operations (Note 7) net of income tax benefit of $211 and $0	14,628	36,177

NET INCOME	5,078	24,752
Pension Benefit Adjustment net of income taxes of $0	(6,675)	(12,220)

COMPREHENSIVE INCOME (LOSS)	$(1,597)	$12,532

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.52)	$(0.92)
Discontinued Operations	0.79	2.91

Net Income	$0.27	$1.99

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$890	$2,095
Accounts receivable, less allowance of $519 and $460 for doubtful accounts	1,464	1,803
Merchandise inventories	—	1,617
Prepaid expenses and other assets	684	2,053
Assets held for sale (Note 2)	2,280	10,851

Total Current Assets	5,318	18,419

PROPERTY
Land	7,518	7,533
Land improvements	25,680	38,647
Buildings	35,649	40,683
Machinery and equipment	13,572	21,072
Construction in progress	1,864	2,593

Total Property	84,283	110,528
Less accumulated depreciation	35,642	49,103

Net Property	48,641	61,425

DEFERRED DEVELOPMENT COSTS & OTHER ASSETS	10,113	10,561

TOTAL	$64,072	$90,405

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable	$1,217	$4,877
Payroll and employee benefits	1,417	2,587
Income taxes payable	2,766	3,445
Deferred revenues (Note 2)	108	24,098
Accrued contract terminations	5,094	4,894
Other accrued liabilities	1,895	3,671

Total Current Liabilities	12,497	43,572

LONG-TERM LIABILITIES
Long-term debt	45,521	45,200
Accrued retirement benefits	27,882	22,549
Other noncurrent liabilities	4,425	4,264

Total Long-Term Liabilities	77,828	72,013

COMMITMENTS & CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock—no par value, 43,000,000 shares authorized; 18,582,954 and 18,516,115 shares issued and outstanding	75,933	75,461
Additional paid in capital	9,211	9,159
Accumulated deficit	(87,828)	(92,906)
Accumulated other comprehensive loss	(23,569)	(16,894)

Stockholders' Deficiency	(26,253)	(25,180)

TOTAL	$64,072	$90,405

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For the Two Years Ended December 31, 2011

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid in Capital	Acumulated Deficit
	Shares	Amount				Total
Balance, January 1, 2010 (as previously reported)	8,087	$35,437	$9,019	$(116,723)	$(4,674)	$(76,941)
Prior period adjustment (Note 15)				(935)		(935)

Balance, January 1, 2010 (as corrected)	8,087	35,437	9,019	(117,658)	(4,674)	(77,876)
Issuance of stock, net of costs	10,390	39,559				39,559
Pension benefits adjustment (Note 9)					(12,220)	(12,220)
Share-based compensation expense			735			735
Vested restricted stock issued	74	595	(595)			—
Shares cancelled to pay tax liability	(35)	(130)				(130)
Net income				24,752		24,752

Balance, December 31, 2010	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)

Pension benefits adjustment (Note 9)					(6,675)	(6,675)
Stock compensation expense			646			646
Vested restricted stock issued	92	594	(594)			—
Shares cancelled to pay tax liability	(25)	(122)				(122)
Net income				5,078		5,078

Balance, December 31, 2011	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net Income	$5,078	$24,752
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,028	8,487
Share based compensation	646	735
Gain on property disposals	(15,600)	(30,146)
Change in derivative liabilities and accretion of interest	—	1,466
Change in retirement liabilities	(1,342)	(17,747)
Impairment charges	1,115	4,615
Changes in operating assets and liabilities:
Accounts receivable	131	1,895
Inventories	1,558	1,770
Trade accounts payable	(3,392)	(1,448)
Income taxes payable	(632)	5,674
Other operating assets and liabilities	(1,815)	(9,442)

NET CASH USED IN OPERATING ACTIVITIES	(10,225)	(9,389)

INVESTING ACTIVITIES
Purchases of property	(1,025)	(4,276)
Proceeds from disposals of property	11,450	7,550
Proceeds from escrow (Note 2)	4,117	—
Payments for other assets	(5,368)	(1,115)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,174	2,159

FINANCING ACTIVITIES
Proceeds from long-term debt	10,700	19,200
Payments of long-term debt	(10,379)	(70,214)
Payments on capital lease obligations	(174)	(1,954)
Issuance of common stock (Note 5)	—	40,000
Net proceeds from golf course sales (Note 2)	—	22,828
Reduction of PGC deferred credit	—	(1,405)
Debt and common stock issuance cost and other	(301)	(1,011)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(154)	7,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,205)	214
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,095	1,881

CASH AND CASH EQUIVALENTS AT END OF YEAR	$890	$2,095

Cash paid (received) during the year:
Interest (net of amounts capitalized)	$1,998	$6,918
Income taxes	$(55)	$(5,925)

        SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Amounts included in trade accounts payable for additions to property and other assets totaled $137,000 and $864,000, at December 31, 2011 and 2010, respectively.

  •
  At December 31, 2011, $294,000 of funds related to the sale of property was held in escrow pending the completion of post-closing obligations.

  •
  A capital lease obligation of $289,000 and the related asset acquired thereunder were transferred to a third party in 2010.

  •
  A noncash donation of $1,574,000 was made in 2011.

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its principal subsidiary Kapalua Land Company, Ltd. and other subsidiaries (collectively, the "Company"). The Company's principal operations include the development, sale and leasing of real estate, water and waste transmission services, and the management of certain resort amenities at the Kapalua Resort. Significant intercompany balances and transactions have been eliminated. The Company's golf, retail and agriculture operations are reported as discontinued operations (Note 7).

LIQUIDITY

        The Company reported net income of $5.1 million for the year ended December 31, 2011. Included in net income was a $15.1 million gain recognized from the sale of the Kapalua Bay Course (Bay Course). The Company reported negative cash flows from operations of $10.2 million for the year ended December 31, 2011. The Company had an excess of current liabilities over current assets of $7.2 million and a stockholders' deficiency of $26.3 million at December 31, 2011.

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

        The Company's cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the "Amenities") of Kapalua Bay Holdings, LLC (Bay Holdings) (Note 3), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company's discontinued agricultural operations, and funding requirements related to the Company's defined benefit pension plans. These matters are further described in Note 14.

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

        In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. In December 2010 and February 2011, the Company restructured its debt with Wells Fargo Bank, National Association (Wells Fargo) and American AgCredit, FLCA (American AgCredit) which resulted in a reduction of the interest rates on the credit facilities and an extension of the maturities from March 2011 to May 2013. In June 2011, the Company sold a 13-acre parcel that was part of its former pineapple cannery facilities in Kahului, Maui for $9.75 million. The Company is currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale of the Amenities.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes all changes in stockholders' equity (deficiency), except those resulting from capital stock transactions. Comprehensive income (loss) includes the pension benefit adjustment (Note 9).

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

DEFERRED DEVELOPMENT COSTS AND OTHER ASSETS

        Deferred development costs totaled $7.5 million at December 31, 2011 and 2010, and are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future development projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 25 years. Depreciation expense was $3,719,000 and $6,675,000 for the years ended December 31, 2011 and 2010, respectively.

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value. The Company has evaluated certain long-lived assets for impairment and impairment charges of $1.1 million were recorded for long-lived assets in 2011 and $3.1 million for long-lived assets in 2010. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company accounts for all derivative financial instruments, such as interest rate swap agreements and the derivative liability related to its convertible debt, by recognizing the derivative on the consolidated balance sheet at fair value, regardless of the purpose or intent of holding them. Changes in the fair value are recognized in interest expense. The Company's interest rate swap agreements expired in January 2010 and the convertible debt was fully repaid in August 2010 (Note 4).

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension cost at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The over-funded or under-funded status of the Company's defined benefit post-retirement plans are recorded as an asset or liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur, though comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year-end.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment. In 1998, future benefits under these plans were terminated (Note 9).

        The estimated cost of providing post-retirement health care and life insurance benefits was accrued over the period the Company's employees rendered the necessary services. In 2010, the Company terminated its postretirement health care and life insurance benefits.

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

        Other revenues are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

OPERATING COSTS AND EXPENSES

        Operating costs and expenses for real estate, leasing, utilities, resort amenities, selling and marketing, and general and administrative are exclusive of depreciation and pension and other post-retirement expense, which are shown on separate lines in the consolidated statements of operations.

INTEREST CAPITALIZATION

        Interest costs are capitalized during the construction period of major capital projects. Interest costs incurred in 2011 and 2010 were $2,729,000 and $9,496,000, respectively, of which $0 and $90,000, respectively, were capitalized.

ADVERTISING

        The costs of advertising activities are expensed as incurred. Advertising costs are included in selling and marketing costs in the consolidated statements of operations. Advertising expenses in 2011 and 2010 were $340,000 and $651,000, respectively.

LEASES

        Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of property under capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis over the life of the lease.

INCOME TAXES

        The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (Note 12).

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

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's future operations or financial results include, but are not limited to the following: continued economic weakness and uncertainty in Hawaii and the mainland United States; continued high unemployment rates and low consumer confidence; the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt in the United States; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company's investments in real property the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which effect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; the Company's limited guarantees to complete development of the Residences at Kapalua Bay project; failure of joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters, including the recent tsunami in Japan; the Company's location apart from the mainland United States, which results in the Company's financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company's credit arrangements; and an inability to achieve the Company's short and long-term goals and cash flow requirements.. Please see the additional discussion of the risks and uncertainties applicable to our business under the heading "Forward-Looking Statements and Risks" at the beginning of this annual report and "Risk Factors" in Item 1A of this annual report.

ENVIRONMENTAL REMEDIATION COSTS

        The Company accrues for environmental remediation costs when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. When the remediation cost is expected to be incurred within a relatively short period of time, the obligations are not discounted to their present value.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (ASC) Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS). The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-15, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements.

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

	Year Ended December 31,
	2011	2010
Basic and diluted	18,539,591	12,425,509
Potentially dilutive	309,500	379,550

RECLASSIFICATIONS

        Revenues, costs and expenses in the accompanying 2010 consolidated statement of operations have been reclassified to conform to the presentation adopted by the Company on September 30, 2011. The current presentation principally reflects the Company's increased emphasis of real estate, leasing, utilities and resort amenities operations and changes in segment reporting (see Note 13). The change in presentation did not have an effect on total operating revenues, total operating costs and expenses, and net income (loss).

2.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

        At December 31, 2010, assets held for sale included 13 acres in Kahului, Maui that was a portion of the former agriculture facilities. In 2010, this parcel was written down to its estimated fair value less cost to sell, resulting in impairment charges of $2.1 million. In June 2011, the Company sold the parcel for $9.75 million and recorded losses of $312,000. The sale resulted in net cash proceeds of $9.0 million, including $4.1 million that was initially withheld in escrow, but released after satisfaction of lender's conditions. In 2011, $899,000 of proceeds from a 2010 land sale was released from escrow after completion of certain post-closing obligations. At December 31, 2011, the Company's remaining land in Kahului of approximately 7 acres is in assets held for sale.

        In 2010, the Company sold the land, improvements, structures and fixtures comprising the Bay Course and the adjacent maintenance facility for a total of $24.1 million in cash. Concurrent with the sale, the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the leaseback arrangement and other continuing involvement, the sale was accounted for as a financing transaction. Accordingly, the net proceeds received had been reflected as a current liability and no gain was recognized at the time of the sale. At the conclusion of the leaseback of the Bay Course as of March 31, 2011, the Company recognized $15.1 million of gain from the sale of the Bay Course and maintenance facility, which is included in discontinued operations. In 2009, the Company sold the Plantation Golf Course (PGC) and the related land improvements and other assets and entered into a leaseback arrangement that also expired on March 31, 2011. A gain on the sale of the PGC of $27.7 million was recognized primarily in September 2010.

        In 2010, the Company recognized revenues of $7.9 million and pre-tax profit of $5.8 million from the sale of real estate inventories. Also in 2010, the Company sold three non-inventory real properties and recognized gains of $3.6 million, of which $350,000 is included in discontinued operations related to the former Agriculture segment.

3.     INVESTMENT IN AFFILIATES

        The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC, (Kapalua Bay). The other members of Bay Holdings through their wholly owned affiliates are Marriott International Inc. (Marriott), 34%, and Exclusive Resorts LLC (ER), 15% (see Note 11, Related Party Transactions). Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings. Profits and losses of Bay Holdings were allocated in proportion to the members' ownership interests, which approximated the estimated cash distributions to the members.

        Bay Holdings constructed a residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Bay Holdings. Through December 31, 2011, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

        As a result of the 2009 losses incurred by Bay Holdings, the Company's carrying value of its investment in Bay Holdings was written down to zero in 2009. The Company does not expect to recover any amounts from its investment in Bay Holdings. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the Company's income attributable to Bay Holdings exceeds its accumulated losses. The Company had made cash contributions to Bay Holdings of $53.2 million and non-monetary contributions of land valued at $25 million.

        Kapalua Bay has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $275.9 million was outstanding at December 31, 2011, and that matured on August 1, 2011. Kapalua Bay is currently working with its lenders to restructure the terms of the loan agreement to extend the maturity and to provide available funding for continued operations. The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. The Company has recorded $4.1 million in accrued contract termination in the consolidated balance sheet as its estimated share of the completion and recourse guarantees. The Company has no other funding commitments to Bay Holdings. The Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the recognized income attributable to Bay Holdings exceeds the accumulated losses.

        Summarized balance sheet and operating information for Bay Holdings as of December 31, 2011 and 2010 (as restated) and for the years then ended are as follows:

	2011	2010 as previously reported	2010 as restated
	(in thousands)
Restricted cash	$5,264	$1,074	$4,692
Real estate inventories	151,034	225,506	157,900
Other assets, net	15,598	22,603	17,997

Total Assets	$171,896	$249,183	$180,589

Construction loan payable and other member loans	$351,455	$338,561	$341,833
Other liabilities	26,991	14,968	15,089

Total Liabilities	$378,446	$353,529	$356,922

Members' Deficiency	$(206,550)	$(104,346)	$(176,333)

	2011	2010 as previously reported	2010 as restated
	(in thousands)
Revenues	$17,965	$9,054	$7,577
Costs and Expenses	49,892	44,023	114,339

Net Loss	$(31,927)	$(34,969)	$(106,762)

        Subsequent to the issuance of the Company's 2010 financial statements, management of Bay Holdings determined that real estate inventories and other assets should have been impaired by approximately $70 million. As a result, the amounts in the table above have been restated to reduce real estate inventories, increase costs and expenses, and increase members' deficiency and net loss. Additionally, corrections were made to other liabilities and expenses to accrue for previously unrecorded liabilities. The restatement of Bay Holdings financial information had no impact on the Company's consolidated balance sheet, statement of operations, statement of cash flows, or statement of stockholders' deficiency as the Company's investment in Bay Holdings was impaired to zero in 2009 and the Company is not allocated subsequent losses.

4.     FINANCING ARRANGEMENTS

        During 2011 and 2010, the Company had average borrowings outstanding of $45.0 million and $75.4 million, respectively, at average interest rates of 4.8% and 5.7%, respectively. At December 31, 2011, the Company had unused long-term revolving credit of $12.9 million.

        Long-term debt at December 31, 2011 and 2010 consisted of the following (interest rates represent the rates at December 31):

	12/31/2011	12/31/2010
	(in thousands)
Wells Fargo revolving loans, 4.12%	$21,100	$20,200
American AgCredit term loan, 5.25%	24,421	25,000

Long-term debt	$45,521	$45,200

WELLS FARGO

        The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company's real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity of $4 million (as defined, which includes the available line of credit) and maximum total liabilities of $175 million. The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions, including the absence of any material adverse change in financial condition and maintenance of the loan to value ratio of the collateral. In July 2011, the Company paid down the line of credit with $4.1 million of proceeds from the sale of real estate (Note 2) and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and to exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant. As of December 31, 2011, the amount reserved for legacy costs and excluded from credit availability has been reduced by $2.0 million as legacy costs were paid. In July 2012, to the extent that the $4.1 million reserved for payment of legacy costs is not expended, the $34.5 million revolving line of credit commitment will be reduced by such amounts. There are no commitment fees on the unused portion of the revolving facility. As of December 31, 2011, the Company had $12.9 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the Wells Fargo revolving line of credit.

AMERICAN AGCREDIT

        At December 31, 2011, the Company had $24.4 million outstanding under a term loan with American AgCredit that matures on May 1, 2013. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. The credit agreement is collateralized by approximately 3,100 acres of the Company's real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity, as defined, of $4 million and maximum total liabilities of $175 million.

        As of December 31, 2011, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

SENIOR SECURED CONVERTIBLE NOTES

        In July 2008, the Company entered into a securities purchase agreement with certain institutional accredited investors and issued an aggregate of $40 million in principal amount of senior secured convertible notes, bearing 5.875% interest per annum.

        In July 2010, the Company concluded a rights offering and received gross subscription proceeds of $40 million. In August 2010, the Company repurchased all $40 million of its outstanding convertible notes for $35.2 million which resulted in a net loss of $617,000 that was included in general and administrative expenses.

5.     RIGHTS OFFERING

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

        The rights offering concluded on July 29, 2010 and the Company received gross proceeds of $40 million and issued 10,389,610 shares of common stock. On August 3, 2010, the Company completed the repurchase of all $40 million face amount of its outstanding senior secured convertible notes for $35.2 million. Stephen M. Case who held approximately 41% of the Company's outstanding shares at the time of the rights offering purchased approximately 8.3 million shares in the rights offering.

6.     FAIR VALUE MEASUREMENTS

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

        In July 2008, the Company issued $40 million in senior secured notes that were convertible into the Company's common stock. The conversion features related to the notes that gave rise to a derivative liability carried at fair value, with changes in fair value recognized currently in interest expense. As a result of the bifurcation of the conversion feature from the convertible notes, the carrying value of the convertible notes at inception was $29.9 million which was being accreted to interest expense using the effective interest method to the stated value of the convertible notes of $40 million over the three-year term of the notes. In August 2010, the convertible notes were fully repaid (Note 4).

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

        Information regarding assets and liabilities measured at fair value on a recurring basis is as follows:

Derivatives not designated as hedges:	Location of gain or (loss) recognized in consolidated statement of operations	Amount of gain recognized on derivative instruments for the Year Ended 12/31/2010
		(in thousands)
Interest rate swap agreements	Interest expense	$63
Derivative liability related to convertible debt	Interest expense	489

        In 2011, long-lived assets with a carrying value of $1.9 million were written down to their estimated fair value less costs to sell (based on Level 3 inputs), resulting in impairment losses of $1.1 million. In 2010, assets held for sale with carrying value of $11.1 million were written down to the lower of net book value or estimated fair value less costs to sell (based on Level 3 inputs), resulting in impairment losses of $2.1 million, which were recorded in discontinued operations. Also in 2010, land with a carrying value of $4.4 million was written down to the lower of net book value or estimated fair value less costs to sell (based on Level 3 inputs), resulting in a $1.0 million impairment charge.

        The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The carrying amount of long-term debt at December 31, 2011 and 2010 was $45,521,000 and $45,200,000, respectively, which approximated fair value. The carrying amount of the Company's other financial instruments approximates fair value.

7.     DISCONTINUED OPERATIONS

        In September 2011, the Company ceased operations of the Kapalua Logo Shop, and as of October 1, 2011, the retail space was leased to a third party operator. In June 2011, the Company ceased operating the Honolua Store and leased the premises to a third party operator. At the end of the lease back arrangements for the Bay Course and the PGC, the Company gave up its right to continue to operate the retail operations at the two pro shops and entered into an agreement whereby it would receive royalties for certain merchandise sold by the owner of the golf courses. Following the cessation of operations of the Kapalua Logo Shop in September, the Company's retail operations are being reported as discontinued operations.

        As of April 2011, the Company's business no longer included the operations of the PGC and the Bay Course at Kapalua Resort (Note 2) and accordingly, these operations are reported as discontinued operations. Income from discontinued operations for 2011 includes $15.1 million gain from the sale of the Bay Course; and income from discontinued operations for 2010 includes $26.7 million gain from sale of the PGC.

        The Company ceased all agriculture operations as of the end of 2009 and accordingly, these operations are reported as discontinued operations. Loss from discontinued agriculture operations in 2011 includes the loss of $312,000 from the June 2011 sale of a portion of the former agriculture processing facilities (Note 2). Income from discontinued agriculture operations for 2010 includes a credit of $14.9 million representing the gain from settlement of the post-retirement health and life insurance plans (Note 9).

        The revenues and income before income taxes for the discontinued operations that were reclassified from continuing operations, were as follows:

	2011	2010
	(in thousands)
Revenues
Golf courses	$3,375	$10,086
Retail	4,278	8,813

Total	$7,653	$18,899

Income from Discontinued Operations
Golf courses	$13,762	$22,672
Retail	462	1,414
Agriculture	193	12,091

Total	$14,417	$36,177

8.     LEASING ARRANGEMENTS

LESSEE

        The Company does not have any capital lease obligations at December 31, 2011. At December 31, 2010, property included capital leases of $436,000 (before accumulated amortization of $201,000).

        The Company has various operating leases which expire in 2012 and 2013. Total rental expense under operating leases was $286,000 in 2011 and $1,716,000 in 2010. Future minimum rental payments due under operating leases total $47,000 in 2012 and $21,000 in 2013.

LESSOR

        The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in most cases, percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2011	2010
	(in thousands)
Minimum rentals	$2,397	$2,209
Percentage rentals	1,603	1,635
Other (primarily common area recoveries)	1,144	1,150

	$5,144	$4,994

        Property at December 31, 2011 and 2010 includes leased property of $29,273,000 and $28,456,000, respectively (before accumulated depreciation of $10,299,000 and $10,023,000, respectively).

        Future minimum rental income aggregates $18,382,000 and is receivable during the next five years (2012 to 2016) as follows: $2,052,000, $2,015,000, $2,079,000, $1,739,000 and $1,432,000, respectively, and $9,065,000 thereafter.

9.     EMPLOYEE BENEFIT PLANS

        The Company had defined benefit pension plans covering substantially all full-time, part-time and intermittent employees. Effective as of January 1, 2010, the defined benefit pension plan covering non-bargaining salaried employees was frozen, and effective January 1, 2011, pension benefits for non-bargaining hourly employees were also frozen and no further pension benefits will accrue to the affected employees. Effective April 1, 2011, the Company did not have any active employees accruing pension benefits as the remaining employees who were covered under the Pension Plan for Bargaining Unit and Hourly employees (Bargaining Plan) were terminated when the Company's golf course operations ceased. The Company had defined benefit post-retirement health and life insurance plans that covered primarily non-bargaining salaried employees and certain bargaining unit employees. Post-retirement health and life insurance benefits were principally based on the employee's job classification at the time of retirement and on years of service. In 2010, the Company's post-retirement health and life insurance plans were terminated.

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2011 and 2010, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2010
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$63,306	$60,015	$6,608
Service cost	18	121	33
Interest cost	3,338	3,511	130
Actuarial loss	4,034	4,505	—
Benefits paid	(4,051)	(4,846)	(194)
Curtailments	—	—	(576)
Settlements	—	—	(5,006)
Change in plan provisions	—	—	(995)

Benefit obligations at end of year	66,645	63,306	—

Change in plan assets:
Fair value of plan assets at beginning of year	41,255	38,628	—
Actual return on plan assets	(443)	5,199	—
Employer contributions	2,292	2,274	194
Benefits paid	(4,051)	(4,846)	(194)

Fair value of plan assets at end of year	39,053	41,255	—

Funded status	$(27,592)	$(22,051)	$—

Accumulated Benefit Obligations	$66,645	$63,306	$—

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	4.79% - 4.98%	5.25% - 5.47%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	n/a	n/a

        Curtailments and settlements in 2010 were due to the termination of all post-retirement health and life insurance plans.

        The amounts recognized for pension benefits on the Company's consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Current Liability	$300	$301
Noncurrent Liability	27,292	21,750

Net amounts recognized	$27,592	$22,051

        Amounts recognized for pension benefits in accumulated other comprehensive loss (before income tax effect of $0) at December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Net loss	$23,569	$16,875
Prior service cost	—	8
Net initial obligation	—	11

Net amounts recognized	$23,569	$16,894

        In 2012, $698,000 of the net loss included in other comprehensive loss at December 31, 2011 is expected to be recognized as a component of net periodic pension cost.

        Components of net periodic benefit cost and other amounts recognized in other comprehensive loss were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2010
	(in thousands)
Pension and other benefits:
Service cost	$18	$121	$33
Interest cost	3,338	3,511	130
Expected return on plan assets	(3,027)	(2,809)	—
Recognized net actuarial (gain) loss	809	782	(848)
Amortization of obligation	5	7	—
Amortization of prior service cost	2	4	(79)
Recognition of (gain) loss due to curtailment	12	9	(576)
Recognition of gain due to settlement	—	—	(15,981)

Net expense (credit)	$1,157	$1,625	$(17,321)

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Loss:
Net loss	$7,503	$2,115	$—
Recognized gain (loss)	(809)	(782)	10,906
Prior service cost	—	—	(995)
Recognized prior service cost	(8)	(7)	995
Recognized net initial obligation	(11)	(12)	—

Total recognized in other comprehensive loss	$6,675	$1,314	$10,906

	2011	2010
Weighed average assumptions used to determine net periodic cost:
Pension benefits:
Discount rate	5.25% - 5.47%	6.00%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	n/a	3%
Other benefits:
Discount rate	n/a	6%
Rate of compensation increase	n/a	n/a

        The expected long-term rate of return on plan assets was based on historical total returns of broad equity and bond indices for ten to fifteen year periods, weighted against the Company's targeted pension asset allocation ranges. These rates were also compared to historical rates of return on hypothetical blended funds with 60% equity securities and 40% bond securities.

        The fair values of the Company's pension plan assets at December 31, 2011, by asset category, were as follows:

	Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Pooled equity funds	$14,851	$—	$14,851
Common stock	11,470	—	11,470
U.S. government securities	2,630	3,126	5,756
Pooled fixed income funds	4,814	—	4,814
Cash management funds	1,870	—	1,870
Other investments	245	47	292

	$35,880	$3,173	$39,053

        Pooled equity and fixed income funds, common stock, and cash management funds:    Pooled equity and fixed income funds, domestic and international common stocks, and cash management funds are valued by obtaining quoted prices on recognized and highly liquid exchanges.

        U.S. government securities:    U.S. government treasury and agency securities are valued based upon the closing price reported in the active market in which the security is traded. U.S. government agency and corporate asset- backed securities may utilize models, such as a matrix pricing model, that incorporates other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

        An administrative committee consisting of certain senior management employees administers the Company's defined benefit pension plans. The pension plan assets are allocated among approved asset types based on asset allocation guidelines and investment and risk-management guidelines set by the administrative committee, and subject to liquidity requirements of the plans. The administrative committee has set the following asset mix guidelines: equity securities 40% to 80%; debt securities 20% to 60%; international securities 0% to 10%; and cash or equivalents 0% to 10%.

        The Company expects to contribute $2.5 million to its defined benefit pension plans in 2012. Estimated future benefit payments are as follows (in thousands):

2012	$4,153
2013	4,153
2014	4,140
2015	4,174
2016	4,276
2017 - 2021	21,981

        The Company's cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Bargaining Plan triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan. In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement. The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees has triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. The Company is currently working with the PBGC to reach an agreement as to the amount of the contributions that will be made and/or the form and amount of collateral that will be provided to the PBGC in connection with the unfunded liabilities.

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2011 or 2010.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and the future vesting of additional benefits was discontinued. The present value of the benefits to be paid is being accrued over the period of active employment. As of December 31, 2011 and 2010, deferred compensation plan liabilities totaled $697,000 and $867,000, respectively.

10.   SHARE-BASED COMPENSATION

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

        The total compensation expense recognized for share-based compensation was $646,000 and $735,000 for 2011 and 2010, respectively. There was no tax benefit or expense related thereto. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting based primarily on historical annual forfeiture rates of approximately 3.5% and 4.0%, for 2011 and 2010, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

        A summary of stock option award activity as of and for the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2010	144,000	$27.95
Forfeited or Cancelled	(57,500)	$33.78	$13.45

Outstanding at December 31, 2011	86,500	$24.08	$8.83	4.7	$—

Exercisable at December 31, 2011	68,500	$28.06	$10.04	4.1	$—

Expected to Vest at December 31, 2011(2)	12,913	$8.93	$3.94	7.0	$—

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        There were no stock option awards granted in 2011 or 2010. The fair value of stock options vested in 2011 and 2010 was $129,000 and $358,000, respectively.

        As of December 31, 2011, there was $64,000 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock

        In 2011, 120,304 restricted shares that vest as service requirements are met were granted to management employees and the Company's Board of Directors, and 92,289 shares of restricted stock vested as directors' and management service requirements were met. In 2010, 3,000 shares of restricted stock that vest as service requirements were met were granted to certain directors; and 47,972 shares of restricted stock vested as directors' and management service requirements were met. All restricted shares granted in 2011 and 2010 were granted under the 2006 Plan. The weighted average grant-date fair value of restricted stock granted during 2011 and 2010 was $5.37 and $4.98 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2010	235,550	$10.34
Granted	120,304	$5.37
Vested	(92,289)	$6.45
Forfeited or Cancelled	(44,636)	$11.44

Nonvested balance at December 31, 2011	218,929	$8.92

11.   RELATED PARTY TRANSACTIONS

        The Company has a 51% ownership interest in Bay Holdings, the owner and developer of The Residences at Kapalua Bay. The other members of Bay Holdings, through wholly owned affiliates, are Marriott, which owns a 34% interest in Bay Holdings, and ER which owns the remaining 15% interest in Bay Holdings. Stephen M. Case, who is a director and a 63% shareholder of the Company as of March 2012, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of ER, and thus Mr. Case may be deemed to have a beneficial interest in Bay Holdings. Mr. Case held approximately 41% of the Company's outstanding shares at the time of the Company's $40 million rights offering in 2010 and purchased approximately 8.3 million shares in the rights offering (Note 5).

12.   INCOME TAXES

        GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2011, tax liability and accrued interest on uncertain tax positions was reduced by $326,000 and $353,000, respectively, because of expiration of statutes of limitations and a correction related to prior years (Note 15). As of December 31, 2011, total accrued interest for uncertain income tax positions was $830,000.

        The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its consolidated statement of operations and such amounts are included in income taxes payable on the Company's consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in thousands)
Balance at beginning of year	$952	$899
Adjustments for tax provisions of prior years	(211)	53
Expiration of statutes of limitations	(115)	—

Balance at end of year	$626	$952

        At December 31, 2011 there were no unrecognized tax benefits for which the liability for such taxes was recognized as deferred tax liabilities because such unrecognized revenue items have reversed. At December 31, 2011 and 2010, there were $232,000 and $558,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The components of the income tax benefit for 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Current
Federal	$(134)	$(283)
State	—	32

Total	(134)	(251)

Income tax benefit—continuing operations	$(134)	$(251)

        Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% was as follows:

	2011	2010
	(in thousands)
Federal income tax benefit at statutory rate	$(3,389)	$(4,087)
Adjusted for:
Valuation allowance	3,871	4,014
Provision for uncertain tax positions	(134)	53
Permanent differences and other	(482)	(231)

Income tax benefit—continuing operations	$(134)	$(251)

        Deferred tax assets (liabilities) were comprised of the following temporary differences as of December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Net operating loss and tax credit carryforwards	$35,917	$28,479
Joint venture and other investments	11,242	12,839
Accrued retirement benefits	9,448	7,962
Property net book value	4,168	11,083
Deferred revenue	1,358	761
Stock compensation	253	3,302
PGC deferred credit	—	2,035
Reserves and other	1,385	1,523

Total deferred tax assets	63,771	67,984
Valuation Allowance	(61,386)	(65,241)

Deferred condemnation proceeds	(2,385)	(2,562)
Other	—	(181)

Total deferred tax liabilities	(2,385)	(2,743)

Net deferred tax assets (liabilities)	$—	$—

        Valuation allowances have been established to reduce future tax benefits expected to be realized. The Company had $74.4 million in federal net operating loss carry forwards at December 31, 2011, that expire from 2028 through 2031. Net operating loss for state income tax purposes that expire from 2028 through 2031 totaled $88.3 million at December 31, 2011. The Company's federal income tax returns for 2005 through 2008 are currently under examination and the Internal Revenue Service has proposed approximately $14.3 million of additional taxable income. The Company disagrees with approximately $13.9 million of the proposed adjustments and intends to continue to defend its positions.

13.   SEGMENT INFORMATION

        In 2011, the Company revised its operating segments to reflect the September 2011 discontinuation of retail operations, the March 2011 discontinuation of golf operations and the Company's increased emphasis on real estate, leasing, utilities and resort amenities operations. The reportable operating segment presentation adopted is consistent with how the Company's chief operating decision maker determines the allocation of resources. Reportable segments are as follows:

  •
  Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort.

  •
  Leasing primarily includes revenues and expense from real property leasing activities, license fees and royalties for the use of certain of the Company's trademarks and brand names by third parties, and the cost of maintaining the Company's real estate assets, including conservation activities.

  •
  Utilities primarily include the operations of Kapalua Water Company and Kapalua Waste Treatment Company, the Company's water and sewage transmission operations (regulated by the Hawaii Public Utilities Commission) servicing the Kapalua Resort. The operating segment also includes the management of ditch, reservoir and well systems that provide non-potable irrigation water to West and Upcountry Maui areas.

  •
  Resort Amenities includes a spa, beach club and a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

        The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies, Note 1.

        The financial information for each of the Company's reportable segments for 2011 and 2010 follows (in thousands):

	Real Estate	Leasing	Utilities	Resort Amenities	Other(6)	Consolidated
2011
Operating revenues(1)	$1,070	$5,144	$3,418	$3,854	$1,056	$14,542
Operating loss(2)	(661)	(1,000)	(319)	(803)	(4,499)	$(7,282)
Interest expense, net						(2,402)

Loss from continuing operations before income tax benefit						$(9,684)

Depreciation expense	313	1,535	459	23	1,060	3,390
Capital expenditures(3)	89	487	6	—	244	826
Assets relating to continuing operations(4)	10,844	38,744	6,977	1,138	3,873	61,576
Other assets(5)						2,496

						$64,072

2010
Operating revenues(1)	$9,311	$4,994	$3,254	$3,583	$1,913	$23,055
Operating profit (loss)(2)	3,416	(1,137)	(127)	(108)	(6,373)	$(4,329)
Interest expense, net						(7,347)

Loss from continuing operations before income tax benefit						$(11,676)

Depreciation expense	336	1,685	492	23	2,242	4,778
Capital expenditures(3)	556	86			4,054	4,696
Assets relating to continuing operations(4)	11,059	41,518	7,571	1,172	5,751	67,071
Other assets(5)						23,334

						$90,405

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant.

(2)
"Operating profit (loss)" is total operating revenues, less operating costs and expenses (excludes interest income, interest expense and income taxes).

(3)
Primarily includes expenditures for property and deferred costs.

(4)
"Segment assets" are located in the United States.

(5)
Consists primarily of assets held for sale and assets related to discontinued operations.

(6)
Consists primarily of miscellaneous transactions and unallocated general, administrative, marketing, pension and other post-retirement benefit expenses. Other assets are primarily information technology assets and assets at the Kapalua Resort that are not used directly in any operating segment.

14.   COMMITMENTS AND CONTINGENCIES

Ladies Professional Golf Association (LPGA)

        The Company had a contractual obligation to the LPGA to sponsor an annual golf tournament for five years beginning in October 2008. The cost of such a tournament, including the production and the purse were significant and the Company was seeking a title sponsor to defray part of the cost. In June 2009, the Company announced that due to a lack of a title sponsor, it would be unable to hold the 2009 LPGA event that was scheduled for October. This resulted in a dispute with the LPGA, which was contractually required to be settled by mediation. In consideration for the suspension of the mediation proceedings, the Company paid the LPGA $700,000 in 2010 and $700,000 in February 2011. In January 2012, the Company and the LPGA agreed that the Company would pay an additional $1.0 million to the LPGA in 2012 in settlement of all claims and the Company has accrued for this settlement amount as of December 31, 2011, which is included in accrued contract terminations in the consolidated balance sheet.

Discontinued Operations

        On April 19, 2011, a lawsuit was filed against the Company's wholly owned subsidiary, Maui Pineapple Company, Ltd., and several other Hawaii based farmers by the EEOC. The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257. The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and through December 31, 2011 has recorded a liability of $516,000 of which $390,000 has been paid. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

        Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements (Note 3) of approximately $23 million related to the Amenities. The Company is currently in discussion with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying consolidated financial statements with respect to the Company's executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment.

        Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors' pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2011, the Company has recognized the estimated fair value of its obligations under these agreements (Note 3).

Other

        In February 2010, the Company received notification from the Internal Revenue Service proposing changes to the Company's employment tax withholdings. The Company currently does not expect the ultimate resolution of the matter to be material and has recorded an amount as the low end of the range of its potential exposure.

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

15.   CORRECTION TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the Company's consolidated financial statements for the years ended December 31, 2010 and 2009, the Company concluded that its liability for refundable deposits due to its Kapalua Club members was understated by approximately $1,506,000 as of December 31, 2010 and 2009. This understatement originated from initiation dues received for memberships issued in years prior to 2009 for which the refundable portion was not recorded as a liability. In addition, the Company concluded that the estimated interest on uncertain tax positions was overstated by approximately $571,000 as of December 31, 2010 and 2009 because of net operating losses available to be carried back from 2008 and 2009 to earlier years. As a result, the accompanying consolidated statement of stockholders' deficiency for the year ended December 31, 2010 and the accompanying consolidated balance sheet as of December 31, 2010 have been corrected as follows:

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Stockholders' Deficiency
Accumulated Deficit, January 1, 2010	$(116,723)	$(935)	$(117,658)
Consolidated Balance Sheet, December 31, 2010
Income taxes payable	$4,016	$(571)	$3,445
Total Current Liabilities	44,143	(571)	43,572
Other noncurrent liabilities	2,758	1,506	4,264
Total Long-Term Liabilities	70,507	1,506	72,013
Accumulated deficit	(91,971)	(935)	(92,906)
Stockholders' Deficiency	(24,245)	(935)	(25,180)

        Management does not consider the foregoing corrections to be material.

SCHEDULE II

MAUI LAND & PINEAPPLE COMPANY, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (DEDUCTIONS) TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
	(in thousands)
Allowance for Doubtful Accounts
2011	$460	$34	$56	$(31)(a)	$519
2010	$452	$388	$52	$(432)(a)	$460
Reserve for Environmental Liability
2011	$1,187	$4	$—	$(325)(b)	$866
2010	$1,049	$(415)	$644	$(91)(b)	$1,187

(a)
Write off of uncollectible accounts

(b)
Payments

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, management believes that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "—Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011, is incorporated herein by reference. Certain information concerning our executive officers is contained in Item 1 of this annual report.

Code of Ethics

        Our Board of Directors approved the Amended and Restated Code of Ethics in March 2008. The Code of Ethics is applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees of the Company. The Code of Ethics is intended to qualify as a "code of ethics" for purposes of Item 406(b) of Regulation S-K. The Code of Ethics is posted on our website at http://mauiland.com/investor.shtml. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Ethics by posting such information on our website.

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "—Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011, is incorporated herein by reference, which is set forth below.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2011, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	305,429	$24.08	399,801

        With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2011, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)1.  Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(a)2.  Financial Statement Schedule

        The following Financial Statement Schedule of Maui Land & Pineapple Company, Inc. and subsidiaries is included in Item 8 of this annual report:

            II.  Valuation and Qualifying Accounts for the Years Ended December 31, 2011 and 2010.

(a)3. Exhibits

Exhibit No
3.1		Restated Articles of Association, as of May 13, 2010 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010, filed August 4, 2010, and incorporated herein by reference).

3.2	*	Bylaws (Amended as of February 17, 2012).

10.1		Loan Agreement by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., entered into as of December 22, 2010 (filed as exhibit 10.23 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated heein by reference).

10.2		Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, entered into on November 15, 2007 (filed as Exhibit 10.2 to Form 8-K, filed November 19, 2007 and incorporated herein by reference).

10.3		Amended and Restated Credit Agreement, dated as of October 9, 2009, by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009, filed November 3, 2009 and incorporated herein by reference).

10.4		First Modification Agreement dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

Exhibit No
10.5		Second Modification Agreement and Waiver dated as of December 22, 2010, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.6		Third Modification Agreement and Waiver dated as of February 23, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.22 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.7		Fourth Modification Agreement dated as of August 1, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, filed November 3, 2011 and incorporated herein by reference).

10.8	†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 (SEC File No. 001-06510), and incorporated herein by reference).

10.9	†	Maui Land & Pineapple Company, Inc. 2003 Stock and Incentive Compensation Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on November 10, 2003 (SEC File No. 001-06510)).

10.10	†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006 (SEC File No. 001-06510)).

10.11	†	Form of Stock Option Grant Notice and Form of Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.12	†	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.13		Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004, filed November 12, 2004 (SEC File No. 001-06510), and incorporated herein by reference).

10.14		Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.15		Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.16		Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

Exhibit No
10.17		Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.18		Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.19		Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.20	±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.21	±	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.22	*	Settlement Agreement entered into on April 19, 2011, by andbetween Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation.

10.23	*	Mortgage, Security Agreement, Assignment of Rents, Fixture Filing and Financing Statement effective April 19, 2011.

10.24		Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.25		Bay Golf Course Lease made and entered into effective September 30, 2010 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.26		Golf Academy Lease, made and entered into effective October 1, 2010 (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.27		Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000 and incorporated herein by reference).

10.28		Form of Convertible Note Purchase Agreement (filed as Exhibit 10.1 to Form 8-K dated June 22, 2010, filed June 22, 2010 and incorporated herein by reference).

21.	*	Subsidiaries of Maui Land & Pineapple Company, Inc.

Exhibit No
23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 2, 2012.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Link Document

*
This document is being "filed" herewith.

**
This certification shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***
The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†
This document represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

±
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012

MAUI LAND & PINEAPPLE COMPANY, INC.
By:	/s/ WARREN H. HARUKI Warren H. Haruki Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI Warren H. Haruki, Chairman of the Board &	Date March 2, 2012
Chief Executive Officer (Principal Executive Officer)
By	/s/ STEPHEN M. CASE Stephen M. Case, Director	Date March 2, 2012
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date March 2, 2012
By	/s/ KENT T. LUCIEN Kent T. Lucien, Director	Date March 2, 2012
By	/s/ DUNCANMACNAUGHTON Duncan MacNaughton, Director	Date March 2, 2012
By	/s/ ARTHUR C. TOKIN Arthur C. Tokin, Director	Date March 2, 2012
By	/s/ TIM T. ESAKI Tim T. Esaki, Chief Financial Officer (Principal	Date March 2, 2012
Financial Officer)
By	/s/ ADELE H. SUMIDA Adele H. Sumida, Controller & Secretary	Date March 2, 2012
(Principal Accounting Officer)