Form 10-Q
period 2012-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2012-05-04
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

200 Village Road, Kapalua, Maui, Hawaii 96761

(Address of principal executive offices)

Registrant’s telephone number, including area code: (808) 877-1608

870 Haliimaile Road,

Makawao, Maui, Hawaii

96768-9768

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Stock, no par value	18,793,700 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$1,500	$—
Commissions	319	293
Leasing	1,502	1,347
Utilities	829	786
Resort amenities and other	1,160	1,419
Total Operating Revenues	5,310	3,845

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	149	—
Other	443	266
Leasing	679	695
Utilities	624	613
Resort amenities and other	1,097	1,479
Selling and marketing	62	254
General and administrative	1,052	2,945
Gain on asset dispositions	(203)	(1,363)
Depreciation	734	986
Pension and other postretirement expense (Note 10)	266	313
Total Operating Costs and Expenses	4,903	6,188

Operating Income (Loss)	407	(2,343)
Interest expense, net	(634)	(671)
Loss from Continuing Operations, net of income taxes of $0	(227)	(3,014)
Income (Loss) from Discontinued Operations (Note 6), net of income taxes of $0	(17)	15,439
NET INCOME (LOSS)	$(244)	$12,425
Pension, net of income taxes of $0	185	216
COMPREHENSIVE INCOME (LOSS)	$(59)	$12,641

NET INCOME (LOSS) PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.01)	$(0.16)
Discontinued Operations	—	0.83
Net Income (Loss)	$(0.01)	$0.67

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,577	$890
Accounts receivable, less allowance of $96 and $519 for doubtful accounts	1,579	1,464
Prepaid expenses and other assets	645	684
Assets held for sale	2,462	2,280
Total Current Assets	6,263	5,318

PROPERTY	83,198	84,283
Accumulated depreciation	(35,559)	(35,642)
Net Property	47,639	48,641

DEFERRED DEVELOPMENT COSTS & OTHER ASSETS	10,130	10,113

TOTAL	$64,032	$64,072

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Trade accounts payable	$853	$1,217
Payroll and employee benefits	1,598	1,417
Income taxes payable	2,766	2,766
Deferred revenue	626	108
Accrued contract terminations	4,594	5,094
Other accrued liabilities	1,583	1,895
Total Current Liabilities	12,020	12,497

LONG-TERM LIABILITIES
Long-term debt	46,468	45,521
Accrued retirement benefits	27,338	27,882
Other noncurrent liabilities	4,303	4,425
Total Long-Term Liabilities	78,109	77,828

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,622,434 and 18,582,954 shares issued and outstanding	76,136	75,933
Additional paid in capital	9,223	9,211
Accumulated deficit	(88,072)	(87,828)
Accumulated other comprehensive loss	(23,384)	(23,569)
Stockholders’ Deficiency	(26,097)	(26,253)
TOTAL	$64,032	$64,072

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			147			147
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	21	135	(135)			—
Shares cancelled to pay tax liability	(21)	(82)				(82)
Other comprehensive income (loss) - pension					185	185
Net income				(244)		(244)

Balance, March 31, 2012	18,622	$76,136	$9,223	$(88,072)	$(23,384)	$(26,097)

Balance, January 1, 2011	18,516	$75,461	$9,159	$(91,971)	$(16,894)	$(24,245)
Share-based compensation expense			158			158
Vested restricted stock issued	18	139	(139)			—
Shares cancelled to pay tax liability	(6)	(36)				(36)
Other comprehensive income (loss) - pension					216	216
Net income				12,425		12,425

Balance, March 31, 2011	18,528	$75,564	$9,178	$(79,546)	$(16,678)	$(11,482)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(428)	$(1,938)

INVESTING ACTIVITIES
Purchases of property	(12)	(81)
Proceeds from disposals of property	309	650
Payments for other assets	(47)	(738)

NET CASH USED IN INVESTING ACTIVITIES	250	(169)

FINANCING ACTIVITIES
Proceeds from long-term debt	2,400	2,800
Payments of long-term debt and capital lease obligations	(1,453)	(1,174)
Debt issuance costs and other	(82)	(306)

NET CASH PROVIDED BY FINANCING ACTIVITIES	865	1,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	687	(787)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	890	2,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,577	$1,308

Cash paid (received) during the period:
Interest (net of amounts capitalized)	$543	$351
Income taxes	$—	$(47)

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $64,000 and $418,000 at March 31 2012 and 2011, respectively.

•                  At March 31, 2012, $250,000 of funds related to the sale of property was held in escrow pending the completion of post closing obligations.

•                  In February 2012, $150,300 of common stock was issued to certain members of the Company’s management.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

LIQUIDITY

The Company reported a net loss of $244,000 for the three months ended March 31, 2012. Included in net loss was a profit of $1,350,000 recognized from the sale of a real estate parcel in January 2012.  The Company reported negative cash flows from operations of $428,000 for the three months ended March 31, 2012. The Company had an excess of current liabilities over current assets of $5.7 million and a stockholders’ deficiency of $26.1 million at March 31, 2012.

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

The Company’s cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market. If the Company is unable to meet its financial covenants resulting in the borrowings becoming immediately due, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) of Kapalua Bay Holdings, LLC (Bay Holdings), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10 and 13.

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

In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. The Company is currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale of the Amenities.

RECLASSIFICATIONS

Revenues, costs and expenses in the accompanying condensed consolidated 2011 statement of operations and comprehensive income have been reclassified to conform to the presentation adopted by the Company on September 30, 2011.  The current presentation principally reflects the Company’s increased emphasis of real estate, leasing, utilities and resort amenities operations and changes in segment reporting (see Note 12).  The 2011 presentation reflects changes in the Company’s business due to the discontinuation of retail operations (see Note 6).

2.     Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.     Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended
	March 31,
	2012	2011

Basic	18,583,882	18,516,247
Diluted	18,583,882	18,518,432
Potentially dilutive	265,782	347,000

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

4.     Assets Held for Sale and Real Estate Sales

At March 31, 2012, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

In January 2012, the Company sold an 89-acre parcel in Upcountry Maui for $1.5 million.  The sale resulted in a gain of $1.4 million and the Company utilized $353,000 of the proceeds to repay its term loan with American AgCredit, in accordance with the terms of its credit agreement.

In September 2010, the Company sold the land, improvements, structures and fixtures comprising the Kapalua Bay Golf Course (Bay Course) and the adjacent maintenance facility for a total of $24.1 million in cash.  Concurrent with the sale, the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the lease back arrangement and other continuing involvement, the sale was accounted for as a financing transaction. At the conclusion of the lease back period, the Company recognized a $15.1 million gain from the sale which has been reported in discontinued operations for the three months ended March 31, 2011.

5.     Long-Term Debt

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Wells Fargo revolving loans, 4.05%	$22,400	$21,100
American AgCredit term loan, 5.25%	24,068	24,421
Long-term debt	$46,468	$45,521

WELLS FARGO

The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013.  Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort.  The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity of $4 million (as defined, which includes the available line of credit) and maximum total liabilities of $175 million.  The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions.  In July 2011, the Company paid down the line of credit with $4.1 million of proceeds from the sale of real estate and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and to exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant.  In July 2012, to the extent that the $4.1 million reserved for payment of legacy costs is not expended, the $34.5 million revolving line of credit commitment will be reduced by such amounts.  As of March 31, 2012, the amount reserved for legacy costs and excluded from credit availability has been reduced by $3.4 million as legacy costs were paid.  There are no commitment fees on the unused portion of the revolving facility.  As of March 31, 2012, the Company had $11.6 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the Wells Fargo revolving line of credit.

AMERICAN AGCREDIT

At March 31, 2012, the Company had $24.1 million outstanding under a term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.

As of March 31, 2012, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

6.     Discontinued Operations

In September 2011, the Company ceased all retail operations at the Kapalua Resort.  At the conclusion of the lease-back arrangements in March 2011, the Company ceased operating the two championship golf courses at the Kapalua Resort.  In December 2009, the Company ceased all agriculture operations.  Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenues
Golf courses	$—	$3,375
Retail	—	2,757
Total	$—	$6,132

Income (Loss) from Discontinued Operations
Golf courses	$—	$14,465
Retail	(29)	823
Agriculture	12	151
Total	$(17)	$15,439

7.     Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (ASC) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements

in U.S. GAAP and IFRS.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS).  The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity.  The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-15, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income.  The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS.  With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Previous U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements.  One of those presentation options was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update eliminates that option.  The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

8.              Investments in Affiliates

The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC (Kapalua Bay).  The other members of Bay Holdings through their wholly owned affiliates are Marriott International Inc. (Marriott), 34%, and Exclusive Resorts LLC (ER), 15%.  Bay Holdings is not a variable interest entity, as defined in GAAP.  The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means.  Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests.  The Company has been designated as the managing member of Bay Holdings.  Profits and losses of Bay Holdings were allocated in proportion to the members’ ownership interests, which approximated the estimated cash distributions to the members.

Kapalua Bay constructed a residential and timeshare development called The Ritz-Carlton Club and Residences, Kapalua Bay on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay.  Through March 31, 2012, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

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

Kapalua Bay has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $280.5 million was outstanding at March 31, 2012, and that matured on August 1, 2011.  The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan.  Kapalua Bay and the lenders had been working on an extension of the loan maturity, however, an extension was not agreed upon and the lenders have notified Kapalua Bay that the loan is in default as of March 13, 2012.  Accordingly, the lenders are now entitled to pursue all applicable remedies for a default, including, but not limited to, exercising all rights reserved to Kapalua Bay under the condominium documents, taking title to the remaining unsold units pursuant to foreclosure proceedings (or by voluntary transfer to the lenders by Kapalua Bay), and selling the remaining unsold units to existing contract purchasers or a third party.

The Company has recorded $4.1 million in accrued contract terminations in the condensed consolidated balance sheets as its estimated share of the completion and recourse guarantees. The Company has no other funding commitments to Bay Holdings. See Note 13 for additional information.

Summarized operating information for Bay Holdings for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Revenues	$1,650	$3,625
Expenses	8,442	8,590
Net Loss	$(6,792)	$(4,965)

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $152,000 and $158,000 for the three months ended March 31, 2012 and 2011, respectively.  There was no tax benefit or expense related thereto for each period presented.  Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.9%, as of March 31, 2012 and 2011. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. In February 2012, executive officers and management were awarded an incentive bonus of $150,300 based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 39,294 shares of common stock.

Stock Options

A summary of stock option award activity as of and for the three months ended March 31, 2012 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2011	86,500	$24.08
Forfeited or cancelled	(6,500)	$30.29	$12.14
Outstanding at March 31, 2012	80,000	$23.57	$8.56	4.7	$—
Exercisable at March 31, 2012	67,000	$26.13	$9.35	4.3	$—
Expected to vest at March 31, 2012 (2)	8,973	$10.37	$4.51	6.6	$—

(1)   For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the three months ended March 31, 2012 or 2011.  The fair values of shares vested during the three months ended March 31, 2012 and 2011 were $12,000 and $25,000, respectively. As of March 31, 2012, there was $44,000 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock

During the three months ended March 31, 2012, 21,147 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of restricted stock activity as of and for the three months ended March 31, 2012 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2011	218,929	$8.92
Vested	(21,147)	$4.19
Forfeited or cancelled	(12,000)	$7.25
Nonvested balance at March 31, 2012	185,782	$9.02

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Service cost	$—	$18
Interest cost	798	835
Expected return on plan assets	(717)	(756)
Amortization of prior service cost	—	6
Amortization of transition liability	—	8
Recognized actuarial loss	185	202

Net expense	$266	$313

The minimum required contributions to the Company’s defined benefit pension plans in 2012 are expected to be $2.2 million.

The Company’s cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Pension Plan for Bargaining Unit and Hourly Employees (Bargaining Plan) triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan.  In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.  The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees has triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts.  The Company is currently working with the PBGC to reach an agreement as to the amount of the contributions that will be made or the form and amount of collateral that will be provided to the PBGC in connection with the unfunded liabilities.

11.       Income Taxes

The effective tax rate for 2012 and 2011 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations; and such amounts are included in income taxes payable on the Company’s condensed consolidated balance sheets.

At March 31, 2012, the Company had a liability of $626,000 for unrecognized tax benefits and accrued interest and penalties thereon of $830,000.  At March 31, 2012 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

12.  Operating Segment Information

In September 2011, the Company revised its operating segments to reflect the September 2011 discontinuance of retail operations, the March 2011 discontinuance of golf operations and the Company’s increased emphasis on real estate, leasing, utilities and resort amenities operations.  The reportable operating segment presentation adopted is consistent with how the Company’s chief operating decision maker determines the allocation of resources.  Reportable segments are as follows:

•                  Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort.

•                  Leasing primarily includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including conservation activities.

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

Financial results for each of the Company’s reportable segments for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Operating Revenues
Real Estate	$1,819	$293
Leasing	1,502	1,347
Utilities	829	786
Resort Amenities	1,134	1,022
Other	26	397
Total Operating Revenues	$5,310	$3,845

Operating Income (Loss) (1)
Real Estate	$1,053	$(162)
Leasing	176	(261)
Utilities	22	(273)
Resort Amenities	(40)	(212)
Other (2)	(804)	(1,435)
Total Operating Income (Loss)	407	(2,343)
Interest Expense, net	(634)	(671)

Loss from Continuing Operations	(227)	(3,014)
Income (Loss) from Discontinued Operations (Note 6)	(17)	15,439

Net Income (Loss)	$(244)	$12,425

(1)  Includes allocations of selling and marketing and general and administrative expenses.

(2) Consists primarily of unallocated selling and marketing, general and administrative, pension, and miscellaneous expenses.

13.       Commitments and Contingencies

Discontinued Operations

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. and several other Hawaii based farmers by the U.S. Equal Employment Opportunity Commission.  The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257.  The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief.  The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of March 31, 2012 has recorded a liability of $112,000.  The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. The Company is currently in discussion with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale.  No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At March 31, 2012, the Company has recognized the fair value of its obligations under these agreements (Note 8).

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

14.  Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2011, the Company concluded that general and administrative expenses and gain on asset dispositions were understated by approximately $1,547,000 as of March 31, 2011.  This understatement originated from contributions of land and improvements that were not recorded at their fair value, however the net effect had no impact on net income.  In addition, the Company concluded that accumulated other comprehensive loss was overstated by $216,000 and comprehensive income was understated by the same amount for the three months ended March 31, 2011.  This misstatement was due to amounts included in periodic pension expense that were not reclassified from accumulated other comprehensive income, however the net effect had no impact on net income.  As a result, the accompanying financial statements for the three months ended March 31, 2011 have been corrected as follows:

	As	Adjustments		As
	Previously		Corrections of	Reclassified
	Reported	Reclassifications	Error	& Corrected
Consolidated Statement of Operations and Comprehensive Income
General and adminstrative expenses	$1,895	$(497)	$1,547	$2,945
Pension and other postretirement expense	—	313	—	313
(Gain) loss on asset dispositions	—	184	(1,547)	(1,363)
Pension, net of income taxes of $0	—	—	216	216
Comprehensive income	12,425	—	216	12,641

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income - pension	$—	$—	$216	$216
Accumulated other comprehensive loss	(16,894)	—	(216)	(16,678)

Management does not consider the foregoing corrections to be material. In addition certain amounts have been reclassified as shown above to conform to current period presentation. Pension and other postretirement expense of $313,000 and loss on asset dispositions of $184,000 were previously recorded within general and administrative expenses and have been reclassified to separate line items.

15.  Fair Value Measurements

GAAP establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  GAAP requires that financial assets and liabilities be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost.  The fair value of long-term debt was estimated based on rates currently available to the Company for debt with similar terms and maturities.  The carrying amount of long-term debt at March 31, 2012 and December 31, 2011 was $46,468,000 and $45,521,000, respectively, which approximated fair value.  These have been classified as level 2 measurements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

The Company owns approximately 23,400 acres of land on Maui and develops, sells, and manages residential, resort, commercial, and industrial real estate through the following business segments:

•                  Real Estate — Our real estate operations consist of land planning and entitlement, development, and sales.

•                  Leasing — Our leasing activities include commercial, industrial and agricultural land and facilities leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

•                  Utilities — We operate two publicly-regulated utility companies which provide potable and non-potable water and sewage transmission services to the Kapalua Resort.  In addition, we also manage ditch, reservoir and well systems which provide non-potable irrigation water to West and Upcountry Maui areas.

•                  Resort Amenities — Within the Kapalua Resort, we manage a full-service spa, a beach club, and a private club membership program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2012.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

CONSOLIDATED

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except share amounts)

Consolidated Revenues	$5,310	$3,845

Loss from Continuing Operations	$(227)	$(3,014)

Income (Loss) from Discontinued Operations	$(17)	$15,439

Net Income (Loss)	$(244)	$12,425

Net Income (Loss) Per Common Share	$(0.01)	$0.67

The increase in consolidated revenues during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million.  Income from discontinued operations for the three months ended March 31, 2011 included a gain of $15.1 million recognized in March 2011 from sale of the Bay Course.

GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

General and Administrative	$1,052	$2,945

The decrease in general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributed to lower payroll and staff expenses, as we reduced support and other administrative functions in conjunction with the cessation of our golf, retail, and agriculture operations.  Also contributing to the decline from the prior period were lower professional services costs as we continue to resolve outstanding legacy issues and reduce the size our operations.

General and administrative expenses are incurred at the corporate level and at the operating segment level. Corporate level general and administrative expenses are allocated to operating segments based on our evaluation of the level of services provided to the operating segments.

REAL ESTATE

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenues	$1,819	$293
% of consolidated revenues	34%	8%

Operating Income (Loss)	$1,053	$(162)

Revenues for the three months ended March 31, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million.  We had no sales of real estate inventory during the three months ended March 31, 2011.  The other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $319,000 and $293,000 for the three months ended March 31, 2012 and 2011, respectively.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenues	$1,502	$1,347
% of consolidated revenues	28%	35%

Operating Income (Loss)	$176	$(261)

The increase in leasing revenues during the three months ended March 31, 2012 reflects additional lease rent and licensing fees from new tenants who have assumed certain of our former golf and retail businesses.

UTILITIES

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenues	$829	$786
% of consolidated revenues	16%	20%

Operating Income (Loss)	$22	$(273)

Water consumption and rates have remained fairly consistent between the three months ended March 31, 2012 and 2011. In February 2012, we outsourced the management of the Kapalua Water Company and the Kapalua Waste Treatment Company to a third-party operator.

RESORT AMENITIES

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Revenues	$1,134	$1,022
% of consolidated revenues	21%	27%

Operating Loss	$(40)	$(212)

Increased revenues during the first three months ended March 31, 2012 reflect higher spa service and treatment revenues as a result of increases in pricing and activity.  The operating loss is attributed to higher personnel and repairs and maintenance costs of the spa, along with payments for the differential between member prices and agreed-upon rates for Kapalua Club member rounds at the golf courses.

DISCONTINUED OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Income (Loss) from Discontinued Operations Before Income Taxes	$(17)	$15,439

Our former retail, golf and agriculture operations are reported as discontinued operations.  Income from discontinued operations for the three months ended March 31, 2011 includes a $15.1 million gain from the sale of the Bay Course (Note 6 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2012, our total debt was $46.5 million, compared to $45.5 million at December 31, 2011, and we had approximately $11.6 million available under our revolving line of credit and $1.6 million in cash and cash equivalents.  Of the total available under our revolving line of credit, $700,000 has been designated solely for the payment of legacy costs (Note 4 to condensed consolidated financial statements). Cash used in operating activities was $428,000 for the three months ended March 31, 2012.  At March 31, 2012, we had an excess of current liabilities over current assets of $5.7 million and a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $26.1 million.

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

As of March 31, 2012, we had $22.4 million of borrowings outstanding under our Wells Fargo revolving line of credit, $11.6 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

Term Loan with American AgCredit

We have a $24.1 million term loan with American AgCredit that matures on May 1, 2013.  The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%.  The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan.  The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan.  It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property.  In accordance with this provision, we made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4 to the our condensed consolidated financial statements. The credit agreement is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui.  The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million.

Operating Cash Flows

In the first three months of 2012, consolidated net cash used in operating activities was $428,000 compared to net cash used in operating activities of $1.9 million for the first three months of 2011.  Operating cash flows for the first three months of 2012 included interest payments of $543,000; compared to interest payments of $351,000 for the first three months of 2011.  Cash flows for the first three months of 2012 also included $1.4 million from the sale of real estate inventory.

Investing and Financing Cash Flows

Cash provided by investing activities in the first three months of 2012 included $309,000 from the sale of various machinery and equipment.  Cash provided by financing activities included net borrowings of $1.0 million.  We utilized $353,000 of the proceeds from the sale of real estate inventory to repay our term loan with American AgCredit, in accordance with the terms of our credit agreement.

Future Cash Inflows and Outflows

Our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market.  If we are unable to meet our financial covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments up to $35 million related to our investment in Bay Holdings to purchase the Amenities, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 10 and 13 to our condensed consolidated financial statements.  The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts.  As part of our credit agreement with Wells Fargo, we are allowed to use proceeds from the sale of certain properties to settle obligations related to our prior operations, instead of reducing borrowings under the line of credit as was previously required in the credit agreement.  We are currently in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement for the Amenities including the purchase and payment terms. Several financial and strategic initiatives to reduce cash commitments, to generate cash flow from a variety of sources and to further reduce our debt, including the sale of several real estate assets and cost reduction efforts. We are currently in discussions with the other members of Bay Holdings and the lenders to negotiate whether we will be required to purchase the Amenities.

Contributions to our defined benefit pension plans are expected to be approximately $2.2 million in 2012.

We do not anticipate any significant capital expenditures in 2012.

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

•                  our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend the maturity date, or refinance such indebtedness, prior to its maturity date; and

•                  our ability to raise capital through the sale of certain real estate assets.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide disclosure in response to Part 1: Item 3 of Form 10-Q because we are considered to be a “smaller reporting company.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control of Financial Reporting

In February 2012, we completed the implementation of a new accounting and financial reporting software system.  Our new accounting and financial reporting system is a significant component of our internal control over financial reporting.  Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during the implementation process.

PART II OTHER INFORMATION

Item 5.  Other Information

Correction of Previously Issued Financial Statements

As described in Note 14 of the condensed consolidated financial statements included in Part I, we have identified certain immaterial misstatements within the consolidated statement of operations and comprehensive income and statement of stockholders’ deficiency.  The following table displays the affected line items within the unaudited condensed consolidated statement of operations and comprehensive income (loss) and the unaudited condensed consolidated statement of stockholders’ deficiency for the three and six-month periods ended June 30, 2011 and for the three and nine-month periods ended September 30, 2011, which will be corrected as follows when the 2012 second and third quarter Form 10-Q are filed:

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)
For the three months ended June 30, 2011 (unaudited):
Consolidated Statement of Operations and Comprehensive Income (Loss)
General and adminstrative expenses	$1,867	$(378)	$—	$1,489
Pension and other postretirement expense	—	285	—	285
(Gain) loss on asset dispositions	—	(13)	—	(13)
Pension, net of income taxes of $0	—	—	207	207
Comprehensive income (loss)	(2,462)	—	207	(2,255)

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)
For the six months ended June 30, 2011 (unaudited):
Consolidated Statement of Operations and Comprehensive Income (Loss)
General and adminstrative expenses	$3,568	$(681)	$1,547	$4,434
Pension and other postretirement expense	—	598	—	598
(Gain) loss on asset dispositions	193	(22)	(1,547)	(1,376)
Pension, net of income taxes of $0	—	—	423	423
Comprehensive income (loss)	9,963	—	423	10,386

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income (loss) - pension	$—	$—	$423	$423
Accumulated other comprehensive loss	(16,894)	—	(423)	(16,471)

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)
For the three months ended September 30, 2011 (unaudited):
Consolidated Statement of Operations and Comprehensive Income (Loss)
General and adminstrative expenses	$959	$(85)	$—	$874
Pension and other postretirement expense	—	281	—	281
(Gain) loss on asset dispositions	—	—	—	—
Pension, net of income taxes of $0	—	—	203	203
Comprehensive income (loss)	(1,339)	—	203	(1,136)

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)
For the nine months ended September 30, 2011 (unaudited):
Consolidated Statement of Operations and Comprehensive Income (Loss)
General and adminstrative expenses	$4,445	$(684)	$1,547	$5,308
Pension and other postretirement expense	—	879	—	879
(Gain) loss on asset dispositions	171	—	(1,547)	(1,376)
Pension, net of income taxes of $0	—	—	626	626
Comprehensive income (loss)	8,624	—	626	9,250

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income (loss) - pension	$—	$—	$626	$626
Accumulated other comprehensive loss	(16,894)	—	(626)	(16,268)

The reclassification column includes the reclassification of pension and other postretirement expense and (gain) loss on asset dispositions to conform to the current period presentation and the adjustments to retrospectively reclassify the operating results of the discontinued golf and retail operations as discussed in Note 6 of the condensed consolidated financial statements included in Part I.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 4, 2012	/s/ Tim T. Esaki
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                 Filed herewith.

(2)                                 Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.