Form 10-Q
period 2012-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2012-08-03
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, no par value	18,767,959 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$—
Commissions	244	327
Leasing	1,479	1,100
Utilities	714	931
Resort amenities and other	1,015	1,457
Total Operating Revenues	3,452	3,815

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	—
Other	431	345
Leasing	636	667
Utilities	258	574
Resort amenities and other	1,000	957
Selling and marketing	22	448
General and administrative	722	1,489
Gain on asset dispositions	(31)	(13)
Depreciation	730	896
Pension and other postretirement expense (Note 10)	266	285
Total Operating Costs and Expenses	4,034	5,648

Operating Loss	(582)	(1,833)
Interest expense, net	(466)	(463)
Loss from Continuing Operations, net of income taxes of $0	(1,048)	(2,296)
Income (Loss) from Discontinued Operations (Note 6), net of income taxes of $0	14	(166)
NET LOSS	$(1,034)	$(2,462)
Pension, net of income taxes of $0	185	207
COMPREHENSIVE LOSS	$(849)	$(2,255)

NET LOSS PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.06)	$(0.12)
Discontinued Operations	—	(0.01)
Net Loss	$(0.06)	$(0.13)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$1,500	$—
Commissions	563	620
Leasing	2,981	2,447
Utilities	1,543	1,717
Resort amenities and other	2,175	2,876
Total Operating Revenues	8,762	7,660

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	149	—
Other	874	611
Leasing	1,315	1,362
Utilities	882	1,187
Resort amenities and other	2,097	2,436
Selling and marketing	84	702
General and administrative	1,774	4,434
Gain on asset dispositions	(234)	(1,376)
Depreciation	1,464	1,882
Pension and other postretirement expense (Note 10)	532	598
Total Operating Costs and Expenses	8,937	11,836

Operating Loss	(175)	(4,176)
Interest expense, net	(1,100)	(1,134)
Loss from Continuing Operations, net of income taxes of $0	(1,275)	(5,310)
Income (Loss) from Discontinued Operations (Note 6), net of income taxes of $0	(3)	15,273
NET INCOME (LOSS)	$(1,278)	$9,963
Pension, net of income taxes of $0	370	423
COMPREHENSIVE INCOME (LOSS)	$(908)	$10,386

NET INCOME (LOSS) PER COMMON SHARE —BASIC AND DILUTED
Continuing Operations	$(0.07)	$(0.29)
Discontinued Operations	—	0.83
Net Income (Loss)	$(0.07)	$0.54

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,113	$890
Accounts receivable, less allowance of $96 and $519 for doubtful accounts	1,533	1,464
Prepaid expenses and other assets	341	684
Assets held for sale	2,464	2,280
Total Current Assets	5,451	5,318

PROPERTY	83,419	84,283
Accumulated depreciation	(36,485)	(35,642)
Net Property	46,934	48,641

DEFERRED DEVELOPMENT COSTS & OTHER ASSETS	10,141	10,113

TOTAL	$62,526	$64,072

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$46,868	$—
Trade accounts payable	594	1,217
Payroll and employee benefits	1,426	1,417
Income taxes payable	2,766	2,766
Deferred revenues	325	108
Accrued contract terminations	4,594	5,094
Other accrued liabilities	1,695	1,895
Total Current Liabilities	58,268	12,497
LONG-TERM LIABILITIES
Long-term debt	—	45,521
Accrued retirement benefits	26,851	27,882
Other noncurrent liabilities	4,254	4,425
Total Long-Term Liabilities	31,105	77,828
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,636,330 and 18,582,594 shares issued and outstanding	76,227	75,933
Additional paid in capital	9,231	9,211
Accumulated deficit	(89,106)	(87,828)
Accumulated other comprehensive loss	(23,199)	(23,569)
Stockholders’ Deficiency	(26,847)	(26,253)
TOTAL	$62,526	$64,072

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			267			267
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	40	247	(247)			—
Shares cancelled to pay tax liability	(26)	(103)				(103)
Other comprehensive income-pension					370	370
Net loss				(1,278)		(1,278)

Balance, June 30, 2012	18,636	$76,227	$9,231	$(89,106)	$(23,199)	$(26,847)

Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)

Share-based compensation expense			330			330
Vested restricted stock issued	44	298	(298)			—
Shares cancelled to pay tax liability	(14)	(76)				(76)
Other comprehensive income-pension					423	423
Net income				9,963		9,963

Balance, June 30, 2011	18,546	$75,683	$9,191	$(82,943)	$(16,471)	$(14,540)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(1,146)	$(5,443)

INVESTING ACTIVITIES
Purchases of property	(194)	(227)
Proceeds from disposals of property	410	10,152
Payments for other assets	(91)	(4,784)

NET CASH PROVDED BY INVESTING ACTIVITIES	125	5,141

FINANCING ACTIVITIES
Proceeds from long-term debt	2,800	4,900
Payments of long-term debt and capital lease obligations	(1,453)	(5,853)
Debt issuance costs and other	(103)	(246)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,244	(1,199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223	(1,501)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	890	2,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,113	$594

Cash paid (received) during the period:
Interest (net of amounts capitalized)	$1,092	$915
Income taxes	$—	$(47)

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $12,000 and $450,000 at June 30, 2012 and 2011, respectively.

•                  $150,000 and $1.2 million of funds related to the sale of property were held in escrow pending the completion of post closing obligations at June 30, 2012 and 2011, respectively.

•                  In February 2012, $150,300 of common stock was issued to certain members of the Company’s management.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

LIQUIDITY

The Company reported a net loss of $1,278,000 for the six months ended June 30, 2012. Included in net loss was a profit of $1,351,000 recognized from the sale of a real estate parcel in January 2012.  The Company reported negative cash flows from operations of $1,146,000 for the six months ended June 30, 2012. The Company had an excess of current liabilities over current assets of $52.8 million and a stockholders’ deficiency of $26.8 million at June 30, 2012.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities mature in May 2013 and have been classified as currently due.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and its ability to refinance its debt. If the Company is unable to restructure its credit agreements to extend the maturity dates beyond May 2013, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) of Kapalua Bay Holdings, LLC (Bay Holdings), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10 and 13.

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

In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. The Company is also actively working with its lenders to extend the maturity dates of its credit facilities.

RECLASSIFICATIONS

Revenues, costs and expenses in the accompanying condensed consolidated 2011 statements of comprehensive income (loss) have been reclassified to conform to the presentation adopted by the Company on September 30, 2011.  The current presentation principally reflects the Company’s increased emphasis of real estate, leasing, utilities and resort amenities operations and changes in segment reporting (see Note 12).  The 2011 presentation reflects changes in the Company’s business due to the discontinuation of retail operations (see Note 6).

2.     Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.     Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic and diluted	18,622,587	18,528,213	18,602,987	18,522,263
Potentially dilutive	222,145	321,661	222,145	322,282

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

4.     Assets Held for Sale and Real Estate Sales

At June 30, 2012, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

In January 2012, the Company sold an 89-acre parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million and the Company utilized $353,000 of the proceeds to repay its term loan with American AgCredit, in accordance with the terms of its credit agreement.

In September 2010, the Company sold the land, improvements, structures and fixtures comprising the Kapalua Bay Golf Course (Bay Course) and the adjacent maintenance facility for a total of $24.1 million in cash. Concurrent with the sale, the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the lease back arrangement and other continuing involvement, the sale was accounted for as a financing transaction. At the conclusion of the lease back period, the Company recognized a $15.1 million gain from the sale which has been reported in discontinued operations for the six months ended June 30, 2011.

5.     Long-Term Debt

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Wells Fargo revolving loans, 4.05% and 4.12%	$22,800	$21,100
American AgCredit term loan, 5.25%	24,068	24,421
Total	46,868	45,521
Less current portion	46,868	—
Long-term debt	$—	$45,521

WELLS FARGO

The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity of $4 million (as defined, which includes the available line of credit) and maximum total liabilities of $175 million. The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions. The option to extend the maturity date may be exercised by the Company, provided that (i) the Company is not in default under the credit agreement, (ii) there has been no material adverse change, as determined by the lender, in the financial condition of the Company, (iii) the aggregate amount of the credit line does not exceed 40% of the value of the property securing the credit line, and (iv) the operating income attributable to the properties securing the credit line is at least 6% of the aggregate amount of the credit line.  If the loan-to-value or the operating income thresholds are not met, the credit agreement may still be extended, but the aggregate amount of the credit line will be reduced such that those percentages are satisfied.  The Company may not be able to extend the credit agreement if the conditions are not satisfied.  Even if the Company is able to extend the credit agreement, it may be required to repay a portion of its borrowings if the aggregate amount of the credit line is reduced.  Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to repay any significant amount of borrowings under the credit line.

In July 2011, the Company paid down the line of credit with $4.1 million of proceeds from the sale of real estate and in August 2011, the line of credit agreement was modified to reserve $4.1 million of credit availability for the payment of legacy costs (as defined) and to exclude $4.1 million from the credit line availability in the calculation of the minimum liquidity financial covenant. As of June 30, 2012, $4.1 million of legacy costs were paid and therefore no amounts are excluded from credit availability. There are no commitment fees on the unused portion of the revolving facility. As of June 30, 2012, the Company had $11.2 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the Wells Fargo revolving line of credit.

AMERICAN AGCREDIT

At June 30, 2012, the Company had $24.1 million outstanding under a term loan with American AgCredit that matures on May 1, 2013. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of June 30, 2012, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities. Management is actively working with its lenders to extend the maturity dates of its credit facilities.

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

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenues
Golf courses	$—	$—	$—	$3,375
Retail	—	1,230	—	3,988
Total	$—	$1,230	$—	$7,363

Income (Loss) from Discontinued Operations
Golf courses	$—	$321	$—	$14,786
Retail	4	(47)	(24)	775
Agriculture	10	(440)	21	(288)
Total	$14	$(166)	$(3)	$15,273

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

8.              Investments in Affiliates

The Company has a 51% ownership interest in Bay Holdings, which is the sole member of Kapalua Bay LLC (Kapalua Bay).  The other members of Bay Holdings are MH Kapalua Venture, LLC, 34%, and ER Kapalua Investors Fund, LLC, 15%. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings. Profits and losses of Bay Holdings were allocated in proportion to the members’ ownership interests, which approximated the estimated cash distributions to the members.

Kapalua Bay constructed a residential and timeshare development called The Ritz-Carlton Club and Residences, Kapalua Bay on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Through June 30, 2012, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

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

Kapalua Bay has a construction loan agreement with Lehman Brothers Holdings Inc. and other lenders under which $282.3 million was outstanding at June 30, 2012, and that matured on August 1, 2011. The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay, Bay Holdings and other entities related to the project.

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2011 and for the six months ended June 30, 2012, loss from the operations of the Amenities was $432,000 and $289,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

A group of owners of 10 whole-ownership units filed a lawsuit on June 7, 2012 against multiple parties, including Kapalua Bay and the Company. The lawsuit alleges that the defendant parties breached their fiduciary duties to the Association of Apartment Owners of Kapalua Bay Condominium (AOAO) and the plaintiffs. In addition, the lawsuit seeks certain injunctive and declaratory relief regarding the management and operations of the AOAO and the project. On July 10, 2012, The Ritz-Carlton Management Company, LLC (RCMC) issued a notice of default and termination to the AOAO and Kapalua Bay Vacation Owners Association (VOA) effective September 10, 2012 as a result of insufficient funding of the ongoing operating costs of the AOAO and VOA in accordance with the terms of its operating agreement. The Company is presently unable to reasonably determine the impact, if any, of these matters on the accompanying condensed consolidated financial statements.

The Company has recorded $4.1 million in accrued contract terminations in the condensed consolidated balance sheets representing the remaining expected exposure to loss related to our involvement with the project.

Summarized operating information for Bay Holdings for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenues	$(2,068)	$2,237	$(418)	$5,862
Expenses	11,703	10,409	20,145	18,999
Net Loss	$(13,771)	$(8,172)	$(20,563)	$(13,137)

During June 2012, Bay Holdings recorded cancellations of contracts that will no longer be closed as scheduled.  Bay Holdings has not recognized any impairment of the project’s assets during the six months ended June 30, 2012. As discussed above, the Company’s carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company does not recognize any equity in the losses of Bay Holdings. As a result, management does not believe an adjustment for impairment charges, if any, would have a material impact to the condensed consolidated financial statements.

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $120,000 and $171,000 for the three months ended June 30, 2012 and 2011, respectively, and $267,000 and $330,000 for the six months ended June 30, 2012 and 2011, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.3% and 3.8%, as of June 30, 2012 and 2011, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. In February 2012, executive officers and management were awarded an incentive bonus of $150,300 based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 39,294 shares of common stock.

Stock Options

A summary of stock option award activity as of and for the six months ended June 30, 2012 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2011	86,500	$24.08
Forfeited or cancelled	(7,500)	$29.94	$12.02
Outstanding at June 30, 2012	79,000	$23.52	$8.53	3.8	$—
Exercisable at June 30, 2012	67,000	$26.13	$9.35	3.3	$—
Expected to vest at June 30, 2012 (2)	8,600	$8.93	$3.94	6.5	$—

(1)   For in-the-money options

(2)          Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the six months ended June 30, 2012 or 2011. The fair values of shares vested during the six months ended June 30, 2012 and 2011 were $79,000 and $76,000, respectively. As of June 30, 2012, there was $28,000 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock

During the six months ended June 30, 2012, 40,384 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of restricted stock activity as of and for the six months ended June 30, 2012 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2011	218,929	$8.92
Granted	15,000	$4.00
Vested	(40,384)	$4.50
Forfeited or cancelled	(50,400)	$5.09
Nonvested balance at June 30, 2012	143,145	$7.83

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Service cost	$—	$—	$—	$18
Interest cost	798	835	1,596	1,670
Expected return on plan assets	(717)	(757)	(1,434)	(1,513)
Amortization of prior service cost	—	2	—	8
Amortization of transition liability	—	3	—	11
Recognized actuarial loss	185	202	370	404

Net expense	$266	$285	$532	$598

The minimum required contributions to the Company’s defined benefit pension plans in 2012 are expected to be $2.2 million, of which $1.1 million has been funded through June 30, 2012.

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

At June 30, 2012, the Company had a liability of $626,000 for unrecognized tax benefits and accrued interest and penalties thereon of $830,000. At June 30, 2012 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

Financial results for each of the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Operating Revenues
Real Estate	$244	$327	$2,063	$620
Leasing	1,479	1,100	2,981	2,447
Utilities	714	931	1,543	1,717
Resort Amenities	1,006	888	2,140	1,910
Other	9	569	35	966
Total Operating Revenues	$3,452	$3,815	$8,762	$7,660

Operating Income (Loss) (1)
Real Estate	$(341)	$(203)	$712	$(258)
Leasing	214	(379)	390	(640)
Utilities	319	(86)	341	(359)
Resort Amenities	(19)	(272)	(59)	(484)
Other (2)	(755)	(893)	(1,559)	(2,435)
Total Operating Income (Loss)	(582)	(1,833)	(175)	(4,176)
Interest Expense, net	(466)	(463)	(1,100)	(1,134)

Loss from Continuing Operations	(1,048)	(2,296)	(1,275)	(5,310)

Income (Loss) from Discontinued Operations (Note 6)	14	(166)	(3)	15,273

Net Income (Loss)	$(1,034)	$(2,462)	$(1,278)	$9,963

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of June 30, 2012 has recorded a liability of $105,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2011 and for the six months ended June 30, 2012, loss from the operations of the Amenities was $432,000 and $289,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At June 30, 2012, the Company has recognized the fair value of its obligations under these agreements (Note 8).

On June 7, 2012, a group of owners of 10 whole-ownership units at the Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

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

14.       Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2011, the Company concluded that general and administrative expenses and gain on asset dispositions were understated by approximately $1,547,000 for the six months ended June 30, 2011. This understatement originated from contributions of land and improvements that were not recorded at their fair value, however the net effect had no impact on net income. In addition, the Company concluded that accumulated other comprehensive loss was overstated by $207,000 and $423,000 and comprehensive income was understated by the same amounts for the three and six months ended June 30, 2011, respectively. This misstatement was due to amounts included in periodic pension expense that were not reclassified from accumulated other comprehensive income, however the net effect had no impact on net income. As a result, the accompanying financial statements for the three and six months ended June 30, 2011, have been corrected as follows:

For the three months ended June 30, 2011:

	As	Adjustments		As
	Previously		Corrections of	Reclassified
	Reported	Reclassifications	Error	& Corrected
Consolidated Statement of Comprehensive Loss
General and administrative expenses	$1,867	$(378)	$—	$1,489
Pension and other postretirement expense	—	285	—	285
(Gain) loss on asset dispositions	—	(13)	—	(13)
Pension, net of income taxes of $0	—	—	207	207
Comprehensive loss	(2,462)	—	207	(2,255)

For the six months ended June 30, 2011:

	As	Adjustments		As
	Previously		Corrections of	Reclassified
	Reported	Reclassifications	Error	& Corrected
Consolidated Statement of Comprehensive Income
General and administrative expenses	$3,568	$(681)	$1,547	$4,434
Pension and other postretirement expense	—	598	—	598
(Gain) loss on asset dispositions	193	(22)	(1,547)	(1,376)
Pension, net of income taxes of $0	—	—	423	423
Comprehensive income	9,963	—	423	10,386

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income - pension	$—	$—	$423	$423
Accumulated other comprehensive loss	(16,894)	—	423	(16,471)

Management does not consider the foregoing corrections to be material. In addition certain 2011 amounts have been reclassified as shown above to conform to current period presentation and the adjustments to retrospectively reclassify the operating results of the discontinued golf and retail operations as discussed in Note 6. Pension and other postretirement expense of $285,000 and $598,000 were previously recorded within general and administrative expenses for the three and six months ended June 30, 2011, respectively, and have been reclassified to a separate line item. Gain on asset dispositions of $13,000 was previously recorded within general and administrative expenses for the three months ended June 30, 2011 and has been reclassified to a separate line item.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2012 and December 31, 2011 was $46,868,000 and $45,521,000, respectively, which approximated fair value.  The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

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

Overview of the Company

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2012.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011; and Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

CONSOLIDATED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands except share amounts)

Consolidated Revenues	$3,452	$3,815	$8,762	$7,660

Loss From Continuing Operations	$(1,048)	$(2,296)	$(1,275)	$(5,310)

Income (Loss) From Discontinued Operations	$14	$(166)	$(3)	$15,273

Net Income (Loss)	$(1,034)	$(2,462)	$(1,278)	$9,963

Net Income (Loss) Per Common Share	$(0.06)	$(0.13)	$(0.07)	$0.54

Consolidated revenues during the six months ended June 30, 2012 includes the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. The decrease in loss from continuing operations between the six months ended June 30, 2012 and 2011 reflects the sale of the 89-acre parcel and improvements in operations and cost reductions efforts. Income from discontinued operations for the six months ended June 30, 2011 included a gain of $15.1 million recognized in March 2011 from sale of the Kapalua Bay Golf Course (Bay Course).

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

General and Administrative	$722	$1,489	$1,774	$4,434

The decrease in general and administrative expenses between the six month and three month periods ended June 30, 2012 and 2011was primarily attributed to lower payroll and staff expenses, as we reduced support and other administrative functions in conjunction with the cessation of our golf, retail, and agriculture operations. Also contributing to the decline from the prior periods were lower professional services costs as we continue to resolve outstanding legacy issues and reduce the size our operations. General and administrative expenses during the six months ended June 30, 2011 included $1.5 million for an adjustment to correct the understatement of contributions of land and improvements that were not originally recorded at their fair value (Note 14 to our condensed consolidated financial statements).

General and administrative expenses are incurred at the corporate level and at the operating segment level. Corporate level general and administrative expenses are allocated to operating segments based on our evaluation of the level of services provided to the operating segments.

REAL ESTATE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$244	$327	$2,063	$620

Operating Profit (Loss)	$(341)	$(203)	$712	$(258)

Revenues for the six months ended June 30, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory during the six month or three month periods ended June 30, 2011. The other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $244,000 and $327,000 for the three months ended June 30, 2012 and 2011, respectively, and $563,000 and $620,000 for the six months ended June 30, 2012 and 2011, respectively.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$1,479	$1,100	$2,981	$2,447

Operating Profit (Loss)	$214	$(379)	$390	$(640)

The increase in leasing revenues during the six months ended June 30, 2012 reflects additional lease rent and licensing fees from new tenants who have assumed certain of our former golf and retail businesses in addition to new agricultural and industrial space leases. Increased operating profits for the three and six month periods ended June 30, 2012 are due primarily to lower corporate level general and administration expense allocations and improvements in segment operations.

UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$714	$931	$1,543	$1,717

Operating Profit (Loss)	$319	$(86)	$341	$(359)

Higher revenues for the three and six month periods ended June 30, 2011 were the result of increased non-potable irrigation water consumption incurred by the new golf course operator during the transition period. Increased operating profits for the three and six month periods ended June 30, 2012 are due primarily to lower corporate level general and administration expense allocations.

RESORT AMENITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$1,006	$888	$2,140	$1,910

Operating Loss	$(19)	$(272)	$(59)	$(484)

Increased revenues during the first six months ended June 30, 2012 reflect higher spa service and treatment revenues as a result of increases in pricing and activity. Reduced operating losses for the three and six month periods ended June 30, 2012 are due primarily to lower corporate level general and administration expense allocations.

DISCONTINUED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Income (Loss) from Discontinued Operations Before Income Taxes	$14	$(166)	$(3)	$15,273

Our former retail, golf and agriculture operations are reported as discontinued operations. Income from discontinued operations for the six months ended June 30, 2011 includes a $15.1 million gain from the sale of the Bay Course (Note 6 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2012, our total debt was $46.9 million, compared to $45.5 million at December 31, 2011, and we had approximately $11.2 million available under our revolving line of credit and $1.1 million in cash and cash equivalents. Our debt matures on May 1, 2013 and, accordingly, has been reflected in current liabilities in our condensed consolidated financial statements. Cash used in operating activities was $1.1 million for the six months ended June 30, 2012. At June 30, 2012, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $26.8 million.

Revolving Line of Credit with Wells Fargo

We have a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions. There are no commitment fees on the unused portion of the revolving facility. We may extend the maturity date under the credit agreement to May 1, 2014 if (i) we are not in default under the credit agreement, (ii) there has been no material adverse change, as determined by the lender, in our financial condition, (iii) the aggregate amount of the credit line does not exceed 40% of the value of the property securing the credit line, and (iv) our operating income attributable to the properties securing the credit line is at least 6% of the aggregate amount of the credit line.  If the loan-to-value or the operating income thresholds are not met, the credit agreement may still be extended, but the aggregate amount of the credit line will be reduced such that those percentages are satisfied.  We may not be able to extend the credit agreement if the conditions are not satisfied.  Even if we are able to extend the credit agreement, we may be required to repay a portion of our borrowings if the aggregate amount of the credit line is reduced.  Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to repay any significant amount of borrowings under the credit line.

As of June 30, 2012, we had $22.8 million of borrowings outstanding under our Wells Fargo revolving line of credit, $11.2 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

Term Loan with American AgCredit

We have a $24.1 million term loan with American AgCredit that matures on May 1, 2013. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, we made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4 to the our condensed consolidated financial statements. The credit agreement is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Operating Cash Flows

During the first six months of 2012, consolidated net cash used in operating activities was $1.1 million compared to net cash used in operating activities of $5.4 million for the first six months of 2011. Operating cash flows for the first six months of 2012 included interest payments of $1,092,000; compared to interest payments of $915,000 for the first six months of 2011. Operating cash flows for the first six months of 2012 included $1.4 million from the sale of real estate inventory.

Investing and Financing Cash Flows

Cash provided by investing activities during the first six months of 2012 included $410,000 from the sale of various machinery and equipment. Cash provided by financing activities included net borrowings of $1.3 million. We utilized $353,000 of the proceeds from the sale of real estate inventory to repay a portion of our term loan with American AgCredit, in accordance with the terms of our credit agreement.

Future Cash Inflows and Outflows

Our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, our revolving line of credit with Wells Fargo matures on May 1, 2013, unless we are able to exercise the option to extend the maturity date to May1, 2014, and our term loan with American AgCredit matures on May 1, 2013.  If we are unable to refinance or extend the maturity dates under our lines of credit, we do not expect to have sufficient liquidity to repay such outstanding borrowings on their maturity dates.

We are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments up to $35 million related to our investment in Kapalua Bay Holdings, LLC (Bay Holdings) to purchase the spa, beach club improvements and the sundry store (the “Amenities”) of Bay Holdings, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 10 and 13 to our condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. We are actively working with our lenders to extend the maturity dates of our credit facilities. We have been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale agreement for the Amenities including the purchase and payment terms.

Contributions to our defined benefit pension plans are expected to be approximately $2.2 million in 2012, of which $1.1 million has been funded as of June 30, 2012.

We do not anticipate any significant capital expenditures in 2012, except as described above.

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

•                  obligations related to Bay Holdings, including the possible purchase of the Amenities, certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay or certain limited recourse obligations with respect to Bay Holdings;

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On June 7, 2012, a lawsuit was filed against Kapalua Bay, the Company, Marriott International, Inc., The Ritz-Carlton Development Company, Inc., The Ritz-Carlton Management Company, LLC, Exclusive Resorts, LLC, the Association of Apartment Owners of Kapalua Bay Condominium (AOAO) and other parties; by a group of owners of 10 whole-ownership units at the Ritz-Carlton Club and Residences, Kapalua Bay.  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 12-1-0586-(3). The lawsuit alleges that the defendant parties breached their fiduciary duties to the AOAO and the plaintiffs. In addition, the lawsuit seeks certain injunctive and declaratory relief regarding the management and operations of the AOAO and the project.

Item 5.  Other Information

Correction of Previously Issued Financial Statements

As described in Note 14 of the condensed consolidated financial statements included in Part I, we have identified certain immaterial misstatements within the consolidated statement of comprehensive income (loss) and statement of stockholders’ deficiency. The following table displays the affected line items within the unaudited condensed consolidated statements of comprehensive income (loss) and the unaudited condensed consolidated statement of stockholders’ deficiency for the three and nine-month periods ended September 30, 2011, which will be corrected as follows when the 2012 third quarter Form 10-Q is filed:

For the three months ended September 30, 2011:

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)

Consolidated Statement of Comprehensive Loss
General and administrative expenses	$959	$(85)	$—	$874
Pension and other postretirement expense	—	281	—	281
Pension, net of income taxes of $0	—	—	203	203
Comprehensive loss	(1,339)	—	203	(1,136)

For the nine months ended September 30, 2011:

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)

Consolidated Statement of Comprehensive Income
General and administrative expenses	$4,445	$(684)	$1,547	$5,308
Pension and other postretirement expense	—	879	—	879
(Gain) loss on asset dispositions	171	—	(1,547)	(1,376)
Pension, net of income taxes of $0	—	—	626	626
Comprehensive income	8,624	—	626	9,250

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income (loss) - pension	$—	$—	$626	$626
Accumulated other comprehensive loss	(16,894)	—	(626)	(16,268)

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

Additionally, subsequent to the issuance of the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 the Company determined that the condensed consolidated statement of stockholder’s deficiency was incorrect. Total stockholder’s deficiency as of January 1, 2011 and March 31, 2011 was previously reported as $(24,245) and $(11,482), and accumulated deficit was previously reported as $(91,971) and $(79,546). The corrected statement of stockholders’ deficiency for the three months ended March 31, 2011 is presented below:

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)
Share-based compensation expense			158			158
Vested restricted stock issued	18	139	(139)			—
Shares cancelled to pay tax liability	(6)	(36)				(36)
Other comprehensive income-pension					216	216
Net income				12,425		12,425

Balance, March 31, 2011	18,528	$75,564	$9,178	$(80,481)	$(16,678)	$(12,417)

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 3, 2012	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.