Form 10-Q
period 2012-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2012-10-25
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2012
Common Stock, no par value	18,762,618 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$—
Commissions	90	75
Leasing	1,413	1,380
Utilities	1,085	935
Resort amenities and other	1,034	981
Total Operating Revenues	3,622	3,371

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	—
Other	396	129
Leasing	707	796
Utilities	791	527
Resort amenities and other	996	950
Selling and marketing	38	47
General and administrative	629	678
Loss on asset dispositions	5	—
Depreciation	719	766
Pension and other postretirement expense (Note 10)	266	281
Total Operating Costs and Expenses	4,547	4,174

Operating Loss	(925)	(803)
Interest expense, net	(759)	(624)
Loss from Continuing Operations Before Income Taxes	(1,684)	(1,427)
Income Tax Benefit	—	(67)
Loss from Continuing Operations	(1,684)	(1,360)
Income from Discontinued Operations (Note 6), net of income taxes of $0	68	21
NET LOSS	$(1,616)	$(1,339)
Pension, net of income taxes of $0	185	203
COMPREHENSIVE LOSS	$(1,431)	$(1,136)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.09)	$(0.07)
Discontinued Operations	—	—
Net Loss	$(0.09)	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$1,500	$—
Commissions	653	695
Leasing	4,394	3,827
Utilities	2,628	2,651
Resort amenities and other	3,209	3,858
Total Operating Revenues	12,384	11,031

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	149	—
Other	1,270	740
Leasing	2,022	2,157
Utilities	1,673	1,714
Resort amenities and other	3,093	3,386
Selling and marketing	122	749
General and administrative	2,403	5,113
Gain on asset dispositions	(229)	(1,376)
Depreciation	2,183	2,648
Pension and other postretirement expense (Note 10)	798	879
Total Operating Costs and Expenses	13,484	16,010

Operating Loss	(1,100)	(4,979)
Interest expense, net	(1,859)	(1,758)
Loss from Continuing Operations Before Income Taxes	(2,959)	(6,737)
Income Tax Benefit	—	(67)
Loss from Continuing Operations	(2,959)	(6,670)
Income from Discontinued Operations (Note 6), net of income taxes of $0	65	15,294
NET INCOME (LOSS)	$(2,894)	$8,624
Pension, net of income taxes of $0	555	626
COMPREHENSIVE INCOME (LOSS)	$(2,339)	$9,250

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.16)	$(0.36)
Discontinued Operations	—	0.83
Net Income (Loss)	$(0.16)	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$570	$890
Accounts receivable, less allowance of $93 and $519 for doubtful accounts	1,498	1,464
Prepaid expenses and other assets	706	684
Assets held for sale	2,480	2,280
Total Current Assets	5,254	5,318

PROPERTY	83,423	84,283
Accumulated depreciation	(37,203)	(35,642)
Net Property	46,220	48,641

DEFERRED DEVELOPMENT COSTS & OTHER ASSETS	9,973	10,113

TOTAL	$61,447	$64,072

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$47,568	$—
Trade accounts payable	1,122	1,217
Payroll and employee benefits	1,395	1,417
Income taxes payable	2,816	2,766
Deferred revenues	251	108
Accrued contract terminations	4,594	5,094
Other accrued liabilities	1,819	1,895
Total Current Liabilities	59,565	12,497

LONG-TERM LIABILITIES
Long-term debt	—	45,521
Accrued retirement benefits	25,967	27,882
Other noncurrent liabilities	4,093	4,425
Total Long-Term Liabilities	30,060	77,828

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,650,226 and 18,582,954 shares issued and outstanding	76,326	75,933
Additional paid in capital	9,232	9,211
Accumulated deficit	(90,722)	(87,828)
Accumulated other comprehensive loss	(23,014)	(23,569)
Stockholders’ Deficiency	(28,178)	(26,253)
TOTAL	$61,447	$64,072

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			379			379
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	60	358	(358)			—
Shares cancelled to pay tax liability	(32)	(115)				(115)
Other comprehensive income-pension					555	555
Net loss				(2,894)		(2,894)

Balance, September 30, 2012	18,650	$76,326	$9,232	$(90,722)	$(23,014)	$(28,178)

Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)
Share-based compensation expense			488			488
Vested restricted stock issued	68	445	(445)			—
Shares cancelled to pay tax liability	(18)	(88)				(88)
Other comprehensive income-pension					626	626
Net income				8,624		8,624

Balance, September 30, 2011	18,566	$75,818	$9,202	$(84,282)	$(16,268)	$(15,530)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(2,320)	$(8,719)

INVESTING ACTIVITIES
Purchases of property	(203)	(405)
Proceeds from disposals of property	405	10,079
Proceeds from escrow	—	4,117
Payments for other assets	(134)	(5,081)

NET CASH PROVIDED BY INVESTING ACTIVITIES	68	8,710

FINANCING ACTIVITIES
Proceeds from long-term debt	3,500	8,400
Payments of long-term debt and capital lease obligations	(1,453)	(9,953)
Debt issuance costs and other	(115)	(285)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,932	(1,838)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(320)	(1,847)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	890	2,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$570	$248

Cash paid (received) during the period:
Interest	$1,608	$1,790
Income taxes	$—	$(47)

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $6,000 and $115,000 at September 30, 2012 and 2011, respectively.

•                  $150,000 and $1.2 million of funds related to the sale of property were held in escrow pending the completion of post closing obligations at September 30, 2012 and 2011, respectively.

•                  In February 2012, $150,300 of common stock was issued to certain members of the Company’s management.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2012 and 2011. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

LIQUIDITY

The Company reported a net loss of $2,894,000 for the nine months ended September 30, 2012. Included in net loss was a profit of $1,351,000 recognized from the sale of a real estate parcel in January 2012.  The Company reported negative cash flows from operations of $2,320,000 for the nine months ended September 30, 2012. The Company had an excess of current liabilities over current assets of $54.3 million and a stockholders’ deficiency of $28.2 million at September 30, 2012.

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

The Company’s cash outlook for the next twelve months and its ability to continue to meet its financial covenants is highly dependent on selling certain real estate assets in a difficult market and its ability to refinance its debt. If the Company is unable to restructure its credit agreements or extend the maturity dates beyond May 2013, the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) of Kapalua Bay Holdings, LLC (Bay Holdings), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10 and 13.

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

3.              Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Basic and diluted	18,636,479	18,548,521	18,618,189	18,531,112
Potentially dilutive	192,908	267,267	192,908	260,104

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

4.              Assets Held for Sale and Real Estate Sales

At September 30, 2012, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

In January 2012, the Company sold an 89-acre parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million and the Company utilized $353,000 of the proceeds to repay its term loan with American AgCredit, in accordance with the terms of its credit agreement.

In September 2010, the Company sold the land, improvements, structures and fixtures comprising the Kapalua Bay Golf Course (Bay Course) and the adjacent maintenance facility for a total of $24.1 million in cash. Concurrent with the sale, the Company entered into an agreement to lease back the assets through March 31, 2011, and due to certain construction work required by the lease back arrangement and other continuing involvement, the sale was accounted for as a financing transaction. At the conclusion of the lease back period, the Company recognized a $15.1 million gain from the sale which has been reported in discontinued operations for the nine months ended September 30, 2011.

5.              Long-Term Debt

Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Wells Fargo revolving loans, 4.05% and 4.12%, respectively	$23,500	$21,100
American AgCredit term loan, 5.25%	24,068	24,421
Total	47,568	45,521
Less current portion	47,568	—
Long-term debt	$—	$45,521

WELLS FARGO

The Company has a $34.5 million revolving line of credit with Wells Fargo that matures on May 1, 2013. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity of $4 million (as defined, which includes the available line of credit) and maximum total liabilities of $175 million. The credit agreement includes predetermined release prices for the real property securing the credit facility and an option to extend the maturity date to May 1, 2014, upon satisfaction of certain conditions. The option to extend the maturity date may be exercised by the Company, provided that (i) the Company is not in default under the credit agreement, (ii) there has been no material adverse change, as determined by the lender, in the financial condition of the Company, (iii) the aggregate amount of the credit line does not exceed 40% of the value of the property securing the credit line, and (iv) the operating income attributable to the properties securing the credit line is at least 6% of the aggregate amount of the credit line.  If the loan-to-value or the operating income thresholds are not met, the credit agreement may still be extended, but the aggregate amount of the credit line will be reduced such that those percentages are satisfied.  The Company may not be able to extend the credit agreement if the conditions are not satisfied.  Even if the Company is able to extend the credit agreement, it may be required to repay a portion of its borrowings if the aggregate amount of the credit line is reduced.  Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to repay any significant amount of borrowings under the credit line. There are no commitment fees on the unused portion of the revolving facility. As of September 30, 2012, the Company had $10.5 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the Wells Fargo revolving line of credit.

AMERICAN AGCREDIT

At September 30, 2012, the Company had $24.1 million outstanding under a term loan with American AgCredit that matures on May 1, 2013. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4. The credit agreement is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type.  Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of September 30, 2012, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities. Management is actively working with its lenders to extend the maturity dates of its credit facilities.

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

Revenues and income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenues
Golf courses	$—	$—	$—	$3,375
Retail	—	290	—	4,278
Total	$—	$290	$—	$7,653

Income (Loss) from Discontinued Operations
Golf courses	$—	$40	$—	$14,826
Retail	11	(64)	(14)	711
Agriculture	57	45	79	(243)
Total	$68	$21	$65	$15,294

7.              Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (ASC) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS). The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Kapalua Bay constructed a residential and timeshare development called The Ritz-Carlton Club and Residences, Kapalua Bay on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Through September 30, 2012, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

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

Kapalua Bay has a construction loan agreement under which $284.1 million was outstanding at September 30, 2012, and that matured on August 1, 2011. The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay, Bay Holdings and other entities related to the project. The public auction for the foreclosure proceeding has been scheduled for December 3, 2012. On September 27, 2012, Kapalua Bay was notified that three of its five lenders assigned their loans and other interests to a third-party investment firm.

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2011 and for the nine months ended September 30, 2012, loss from the operations of the Amenities was $432,000 and $394,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

A group of owners of 10 whole-ownership units filed a lawsuit on June 7, 2012 against multiple parties, including Kapalua Bay and the Company. The lawsuit alleges that the defendant parties breached their fiduciary duties to the Association of Apartment Owners of Kapalua Bay Condominium (AOAO) and the plaintiffs. In addition, the lawsuit seeks certain injunctive and declaratory relief regarding the management and operations of the AOAO and the project. On July 10, 2012, The Ritz-Carlton Management Company, LLC (RCMC) issued a notice of default and termination to the AOAO and Kapalua Bay Vacation Owners Association (VOA) effective September 10, 2012 as a result of insufficient funding of the ongoing operating costs of the AOAO and VOA in accordance with the terms of its operating agreement. On August 31, 2012, the termination date was extended to October 29, 2012. The Company is presently unable to reasonably determine the impact, if any, of these matters on the accompanying condensed consolidated financial statements.

The Company has recorded $4.1 million in accrued contract terminations in the condensed consolidated balance sheets representing the remaining expected exposure to loss related to our involvement with the project.

Summarized operating information for Bay Holdings for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Revenues	$(455)	$11,529	$(873)	$17,391
Expenses	17,190	21,203	37,335	40,202
Net Loss	$(17,645)	$(9,674)	$(38,208)	$(22,811)

During June 2012, Bay Holdings recorded cancellations of contracts that will no longer be closed as scheduled.  Bay Holdings has not recognized any impairment of the project’s assets during the nine months ended September 30, 2012. As discussed above, the Company’s carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company does not recognize any equity in the losses of Bay Holdings. As a result, management does not believe an adjustment for impairment charges, if any, would have a material impact to the condensed consolidated financial statements.

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $112,000 and $159,000 for the three months ended September 30, 2012 and 2011, respectively, and $379,000 and $488,000 for the nine months ended September 30, 2012 and 2011, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.2% and 3.7%, as of September 30, 2012 and 2011, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. In February 2012, executive officers and management were awarded an incentive bonus of $150,300 based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 39,294 shares of common stock.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2012 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2011	86,500	$24.08
Forfeited or cancelled	(7,500)	$29.94	$12.02
Outstanding at September 30, 2012	79,000	$23.52	$8.53	3.5	—
Exercisable at September 30, 2012	67,000	$26.13	$9.35	3.0	—
Expected to vest at September 30, 2012 (2)	8,600	$8.93	$3.94	6.2	—

(1)         For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the nine months ended September 30, 2012 or 2011. The fair values of shares vested during the nine months ended September 30, 2012 and 2011 were $79,000 and $89,000, respectively. As of September 30, 2012, there was $20,100 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock

During the nine months ended September 30, 2012, 59,621 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of restricted stock activity as of and for the nine months ended September 30, 2012 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2011	218,929	$8.92
Granted	15,000	$4.00
Vested	(59,621)	$5.42
Forfeited or cancelled	(60,400)	$4.25
Nonvested balance at September 30, 2012	113,908	$6.08

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Service cost	$—	$—	$—	$18
Interest cost	798	835	2,394	2,505
Expected return on plan assets	(717)	(757)	(2,151)	(2,270)
Amortization of prior service cost	—	—	—	8
Amortization of transition liability	—	—	—	11
Recognized actuarial loss	185	203	555	607

Net expense	$266	$281	$798	$879

The minimum required contributions to the Company’s defined benefit pension plans in 2012 are expected to be $2.0 million, of which $1.7 million has been funded through September 30, 2012.

The Company’s cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Pension Plan for Bargaining Unit and Hourly Employees (Bargaining Plan) triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan. In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement. The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees has triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. The Company is currently working with the PBGC to reach an agreement as to the form and amount of collateral that will be provided to the PBGC in connection with the unfunded liabilities.

11.      Income Taxes

The effective tax rate for 2012 and 2011 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated statements of comprehensive income (loss); and such amounts are included in income taxes payable on the Company’s condensed consolidated balance sheets.

At September 30, 2012, the Company had a liability of $626,000 for unrecognized tax benefits and accrued interest and penalties thereon of $880,000. At September 30, 2012 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities because net operating losses available to be carried back would offset any income tax liability; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

Financial results for each of the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Operating Revenues
Real Estate	$90	$75	$2,153	$695
Leasing	1,413	1,380	4,394	3,827
Utilities	1,085	935	2,628	2,651
Resort Amenities	1,031	909	3,171	2,819
Other	3	72	38	1,039
Total Operating Revenues	$3,622	$3,371	$12,384	$11,031

Operating Loss (1)
Real Estate	$(440)	$(206)	$272	$(712)
Leasing	81	(83)	471	(721)
Utilities	131	96	472	(174)
Resort Amenities	(6)	(89)	(65)	(351)
Other (2)	(691)	(521)	(2,250)	(3,021)
Total Operating Loss	(925)	(803)	(1,100)	(4,979)
Interest Expense, net	(759)	(624)	(1,859)	(1,758)
Income Tax Benefit	—	67	—	67

Loss from Continuing Operations	(1,684)	(1,360)	(2,959)	(6,670)

Income from Discontinued Operations (Note 6)	68	21	65	15,294

Net Income (Loss)	$(1,616)	$(1,339)	$(2,894)	$8,624

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of September 30, 2012 has recorded a liability of $105,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2011 and for the nine months ended September 30, 2012, loss from the operations of the Amenities was $432,000 and $394,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At September 30, 2012, the Company has recognized the fair value of its obligations under these agreements (Note 8).

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

Other

In February 2010, the Company received notification from the Internal Revenue Service proposing changes to the Company’s employment tax withholdings. The Company currently does not expect the ultimate resolution of the matter to be material.

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

14.       Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2011, the Company concluded that general and administrative expenses and gain on asset dispositions were understated by approximately $1,547,000 for the nine months ended September 30, 2011. This understatement originated from contributions of land and improvements that were not recorded at their fair value; however, the net effect had no impact on net income. In addition, the Company concluded that accumulated other comprehensive income (loss) was overstated by $203,000 and $626,000 and comprehensive income was understated by the same amounts for the three and nine months ended September 30, 2011, respectively. This misstatement was due to amounts included in periodic pension expense that were not reclassified from accumulated other comprehensive income, however the net effect had no impact on net income. As a result, the accompanying financial statements for the three and nine months ended September 30, 2011, have been corrected as follows:

For the three months ended September 30, 2011:

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)

Consolidated Statement of Comprehensive Loss
General and administrative expenses	$959	$(281)	$—	$678
Pension and other postretirement expense	—	281	—	281
Pension, net of income taxes of $0	—	—	203	203
Comprehensive loss	(1,339)	—	203	(1,136)

For the nine months ended September 30, 2011:

	As	Adjustments		As
	Previously Reported	Reclassifications	Corrections of Error	Reclassified & Corrected
	(in thousands)

Consolidated Statement of Comprehensive Income
General and administrative expenses	$4,445	$(879)	$1,547	$5,113
Pension and other postretirement expense	—	879	—	879
(Gain) loss on asset dispositions	171	—	(1,547)	(1,376)
Pension, net of income taxes of $0	—	—	626	626
Comprehensive income	8,624	—	626	9,250

Consolidated Statement of Stockholders’ Deficiency
Other comprehensive income - pension	$—	$—	$626	$626
Accumulated other comprehensive loss	(16,894)	—	626	(16,268)

Management does not consider the foregoing corrections to be material. In addition, certain 2011 amounts have been reclassified as shown above to conform to the current period presentation. Pension and other postretirement expense of $281,000 and $879,000 were previously recorded within general and administrative expenses for the three and nine months ended September 30, 2011, respectively, and have been reclassified to a separate line item.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2012 and December 31, 2011 was $47,568,000 and $45,521,000, respectively, which approximated fair value.  The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

16.  Subsequent Event

The Company’s common stock is currently listed on the New York Stock Exchange (NYSE). On October 23, 2012 the Company received notification from the NYSE that it was no longer in compliance with the NYSE’s continued listing standards because its average market capitalization was less than $50 million over a 30 trading-day period and its most recently reported shareholders’ equity was less than $50 million.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2012.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011; and Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands except share amounts)

Consolidated Revenues	$3,622	$3,371	$12,384	$11,031

Loss From Continuing Operations	$(1,684)	$(1,360)	$(2,959)	$(6,670)

Income From Discontinued Operations	$68	$21	$65	$15,294

Net Income (Loss)	$(1,616)	$(1,339)	$(2,894)	$8,624

Net Income (Loss) Per Common Share	$(0.09)	$(0.07)	$(0.16)	$0.47

Consolidated revenues during the nine months ended September 30, 2012 includes the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. The decrease in loss from continuing operations between the nine months ended September 30, 2012 and 2011 reflects the sale of the 89-acre parcel and improvements in operations and cost reductions efforts. Income from discontinued operations for the nine months ended September 30, 2011 included a gain of $15.1 million recognized in March 2011 from sale of the Kapalua Bay Golf Course (Bay Course).

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

General and Administrative	$629	$678	$2,403	$5,113

The decrease in general and administrative expenses between the nine month and three month periods ended September 30, 2012 and 2011was primarily attributed to lower payroll and staff expenses, as we reduced support and other administrative functions in conjunction with the cessation of our golf, retail, and agriculture operations. Also contributing to the decline from the prior periods were lower professional services costs as we continue to resolve outstanding legacy issues and reduce the size our operations. General and administrative expenses during the nine months ended September 30, 2011 included $1.5 million for an adjustment to correct the understatement of contributions of land and improvements that were not originally recorded at their fair value (Note 14 to our condensed consolidated financial statements).

General and administrative expenses are incurred at the corporate level and at the operating segment level. Corporate level general and administrative expenses are allocated to operating segments based on our evaluation of the level of services provided to the operating segments.

REAL ESTATE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$90	$75	$2,153	$695

Operating Profit (Loss)	$(440)	$(206)	$272	$(712)

Revenues for the nine months ended September 30, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory during the nine month or three month periods ended September 30, 2011. The other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $90,000 and $75,000 for the three months ended September 30, 2012 and 2011, respectively, and $653,000 and $695,000 for the nine months ended September 30, 2012 and 2011, respectively.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$1,413	$1,380	$4,394	$3,827

Operating Profit (Loss)	$81	$(83)	$471	$(721)

The increase in leasing revenues during the nine months ended September 30, 2012 reflects additional lease rent and licensing fees from new tenants who have assumed certain of our former golf and retail businesses in addition to new agricultural and industrial space leases. Increased operating profits for the three and nine month periods ended September 30, 2012 are due primarily to lower corporate level general and administration expense allocations and improvements in segment operations.

UTILITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$1,085	$935	$2,628	$2,651

Operating Profit (Loss)	$131	$96	$472	$(174)

Increased operating profits for the three and nine month periods ended September 30, 2012 are due primarily to lower corporate level general and administration expense allocations.

RESORT AMENITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$1,031	$909	$3,171	$2,819

Operating Loss	$(6)	$(89)	$(65)	$(351)

Increased revenues during the first nine months ended September 30, 2012 reflect higher spa service and treatment revenues as a result of increases in pricing and activity. Reduced operating losses for the three and nine month periods ended September 30, 2012 are due primarily to lower corporate level general and administration expense allocations.

DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)

Income from Discontinued Operations Before Income Taxes	$68	$21	$65	$15,294

Our former retail, golf and agriculture operations are reported as discontinued operations. Income from discontinued operations for the nine months ended September 30, 2011 includes a $15.1 million gain from the sale of the Bay Course (Note 6 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2012, our total debt was $47.6 million, compared to $45.5 million at December 31, 2011, and we had approximately $10.5 million available under our revolving line of credit and $0.6 million in cash and cash equivalents. Our debt matures on May 1, 2013 and, accordingly, has been reflected in current liabilities in our condensed consolidated financial statements. Cash used in operating activities was $2.3 million for the nine months ended September 30, 2012. At September 30, 2012, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $28.2 million.

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

As of September 30, 2012, we had $23.5 million of borrowings outstanding under our Wells Fargo revolving line of credit, $10.5 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

Term Loan with American AgCredit

We have a $24.1 million term loan with American AgCredit that matures on May 1, 2013. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires mandatory principal prepayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan. It also requires tiered mandatory principal prepayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, we made $353,000 of principal payments in January 2012 due to the real property sale discussed in Note 4 to our condensed consolidated financial statements. The credit agreement is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. The term loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million and maximum total liabilities of $175 million. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Operating Cash Flows

During the first nine months of 2012, consolidated net cash used in operating activities was $2.3 million compared to net cash used in operating activities of $8.7 million for the first nine months of 2011. Operating cash flows for the first nine months of 2012 included interest payments of $1,608,000 compared to interest payments of $1,790,000 for the first nine months of 2011. Operating cash flows for the first nine months of 2012 included $1.4 million from the sale of real estate inventory.

Investing and Financing Cash Flows

Cash provided by investing activities during the first nine months of 2012 included $405,000 from the sale of various machinery and equipment. Cash provided by financing activities included net borrowings of $2.0 million. We utilized $353,000 of the proceeds from the sale of real estate inventory to repay a portion of our term loan with American AgCredit, in accordance with the terms of our credit agreement.

Future Cash Inflows and Outflows

Our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets in a difficult market. If we are unable to meet our financial covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, our revolving line of credit with Wells Fargo matures on May 1, 2013, unless we are able to exercise the option to extend the maturity date to May 1, 2014, and our term loan with American AgCredit matures on May 1, 2013.  If we are unable to refinance or extend the maturity dates under our lines of credit, we do not expect to have sufficient liquidity to repay such outstanding borrowings on their maturity dates.

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

Contributions to our defined benefit pension plans are expected to be approximately $2.0 million in 2012, of which $1.7 million has been funded as of September 30, 2012.

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

Our common stock is currently listed on the NYSE. On October 23, 2012 we received notification from the NYSE that we are no longer in compliance with the NYSE’s continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders’ equity was less than $50 million.

Under applicable NYSE procedures, we will have 45 days from receipt of the notification to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within 18 months. We intend to submit such a plan.

If we are not able to meet the continued listing requirements of the NYSE, the NYSE may take action to delist our common stock. In such event, if we are unable to regain compliance with the NYSE’s continued listing standards within the required time frames, our common stock would be delisted, which would violate the provisions of our primary credit agreements. In addition, delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

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

Item 5. Other Information

None

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

MAUI LAND & PINEAPPLE COMPANY, INC.

October 25, 2012	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                  Filed herewith.

(2)                                  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.