Form 10-K
period 2012-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2013-03-01
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)
200 VILLAGE ROAD, LAHAINA, MAUI, HAWAII (Address of principal executive offices)	96761 (Zip Code)

Registrant's telephone number, including area code (808) 877-3351

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by the New York Stock Exchange on such date, was approximately $25,531,000. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates of the Company. Such assumption should not be deemed conclusive for any other purpose.

          At March 1, 2013, the number of shares outstanding of the registrant's common stock was 18,763,511.

Documents incorporated by reference:

          In accordance with General Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to the registrant's definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 2012. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS AND RISKS

        This Annual Report on Form 10-K filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission, or SEC, contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

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

  •
  obligations related to Kapalua Bay Holdings, LLC (Bay Holdings), including the possible purchase of certain amenities of the Residences at Kapalua Bay, certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay or certain limited recourse obligations with respect to Bay Holdings;

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

        Such risks and uncertainties also include those risks and uncertainties discussed under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, as well as other factors described from time to time in our other reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue

i

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

        The Company owns approximately 23,300 acres of land on Maui and develops, sells, and manages residential, resort, commercial, and industrial real estate through the following business segments:

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

        Additional information and operating results pertaining to the above business segments can be found under the heading "Description of Business" in this Item 1 and in Note 12 of our Notes to Consolidated Financial Statements in Item 8 of this annual report.

Fiscal Year 2012 Business Developments

        The following highlights several of our significant business developments during 2012.

        Bay Holdings—On June 13, 2012, the lenders of the Residences at Kapalua Bay construction loan filed for foreclosure against Bay Holdings, the sole member of Kapalua Bay LLC ("Kapalua Bay"), and other entities related to the project. In September 2012, three of the lenders assigned their loans and other interests to a non-affiliated investment company. A public auction for the foreclosure proceeding was held on December 3, 2012 and on January 31, 2013, the investment company was confirmed as the successful bidder of Kapalua Bay's assets.

        Land Use Entitlements—On December 21, 2012, the Maui County Council gave final approval of the county's general plan, which outlines and directs the future growth areas on Maui. Several of our landholdings received favorable treatment including the designation of approximately 290 acres in Upcountry Maui as a "Small Town."

        Asset Sale—In January 2012, we sold 89 acres comprising a portion of our former agricultural land in Upcountry Maui for $1.5 million.

        Utility Companies—In February 2012, the operations of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. were outsourced to a management company which specializes in operating water systems in Hawaii.

        Ladies Professional Golf Association (LPGA)—In January 2012, we reached a settlement of our dispute with the LPGA regarding a contractual obligation to sponsor annual golf tournaments through October 2013. We paid $1 million to the LPGA during 2012 in settlement of all claims.

        Defined Benefit Pension Plans—In November 2012, we reached a settlement with the Pension Benefit Guaranty Corporation (PBGC) regarding additional collateral that was required to secure our unfunded pension liability as a result of the cessation of our golf operations in 2011.

        New York Stock Exchange (NYSE)—In October 2012, we received notification from the NYSE that we were not in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million. As prescribed by NYSE procedures, on December 3, 2012 we submitted a business plan to the NYSE demonstrating our ability to achieve compliance with the continued listing standards within 18 months. On January 11, 2013, we were informed that the NYSE accepted our business plan.

        For a further discussion about our business developments in 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this annual report.

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

  •
  Hali`imaile Town:  An expansion of the existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. On December 21, 2012, the Maui County Council gave final approval of the county's general plan, which included designating 290 acres of our Hali'imaile Upcountry lands as urban "Small Town." Development of this area will require further county and state approvals which are expected to take several years.

        Real Estate Development—We are currently engaged in engineering and design activities for our development projects.

        Real Estate Sales—In 2012, we sold an 89-acre parcel in Upcountry Maui for $1.5 million. We have a general brokerage subsidiary, Kapalua Realty Company, Ltd., which is located in the Kapalua Resort. Revenues from this operating segment for 2012 consisted of real estate sales and commissions recognized mainly from sales of existing real estate within the resort and totaled $2.5 million, or approximately 16% of consolidated revenues for the year ended December 31, 2012.

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

        Trademark and Trade Name Licensing—We currently have licensing agreements for the use of our registered Kapalua trademarks and trade names with several different companies, mainly in conjunction with the leasing of our commercial spaces and agricultural lands.

        Stewardship and Conservation—We manage the conservation of an 8,600-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii and other organizations.

        Revenues from our Leasing segment totaled $5.8 million, or approximately 36% of consolidated revenues for the year ended December 31, 2012.

        Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

Utilities

        Our Utilities segment includes the operations of our two Hawaii Public Utilities Commission-regulated subsidiaries, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. In addition, we also manage non-potable irrigation water systems in West and Upcountry Maui areas.

        Kapalua Water Company, Ltd.    provides potable and non-potable water utility services in the Kapalua Resort area, including the Kapalua Plantation Golf Course (PGC) and the Kapalua Bay Golf Course (Bay Course), The Ritz-Carlton Kapalua hotel, the Residences at Kapalua Bay, and landscaped common areas.

        Kapalua Waste Treatment Company, Ltd.    provides sewage collection and transmission services in the Kapalua Resort area. Waste water treatment is processed by the County of Maui's facility in neighboring Lahaina, Maui.

        In February 2012, the operations of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd were outsourced to a management company which specializes in operating water systems in Hawaii.

        Non-Potable Irrigation Water System—We also own and operate several non-potable ditch, reservoir and well systems, which provide irrigation water primarily to the County of Maui, the PGC and Bay Course, and agricultural users in West and Upcountry Maui areas.

        Revenues from our Utilities segment totaled $3.5 million, or approximately 22% of consolidated revenues for the year ended December 31, 2012.

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

        Kapalua Spa is a 30,000 square foot full-service spa that opened in July 2009 as part of the Residences at Kapalua Bay. The Kapalua Spa is owned by Kapalua Bay , and is leased by us on a month-to-month basis. It is open to guests of the resort.

        Beach Club is a private pool-side dining facility that opened in July 2009 for members of the Kapalua Club. It is located in the Residences at Kapalua Bay. The Beach Club is owned by Kapalua Bay and is leased by us on a month-to-month basis.

        Kapalua Club is a private non-equity club membership program which provides certain benefits and privileges within the Kapalua Resort for its members.

        Revenues from our Resort Amenities segment totaled $4.2 million, or approximately 26% of consolidated revenues for the year ended December 31, 2012.

        The viability of our resort amenities and the club membership program are principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii, including Kaanapali, and Wailea.

Discontinued Operations

        In December 2009, we ceased all agriculture operations. In April 2011, we ceased management of the PGC and Bay Course after the owner engaged a new operator. During 2011, we entered into long-term lease arrangements for our retail stores in the Kapalua Resort and in September 2011, we ceased our retail operations. Our former agriculture, golf and retail businesses are reported as discontinued operations in this annual report.

Employees

        As of December 31, 2012, we had 17 employees, none of whom are members of a collective bargaining group.

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

Executive Officers of the Company

        The names, ages and certain biographical information about our executive officers, as of February 28, 2013, are provided below.

Warren H. Haruki (60)	Mr. Haruki has been Chief Executive Officer of the Company since May 2011 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki serves on the Board of Hawaiian Telcom, a communications provider, and on the Boards of several privately-held companies.

Ryan L. Churchill (41)	Mr. Churchill has served as President and Chief Operating Officer of the Company since February 2010 and as Senior Vice President-Corporate Development of the Company since March 2007. He served as Vice President-Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005, and Development Manager from October 2000 to June 2004. Mr. Churchill serves on the Boards of various non-profit organizations.
Tim T. Esaki (50)
Mr. Esaki has served as Chief Financial Officer of the Company since May 2010. Mr. Esaki was appointed as the Deputy Director of the Department of Public Works for the County of Hawaii from 2009 to April 2010. From 2003 to 2009, he was Senior Vice President of Finance and Accounting for 1250 Oceanside Partners, the developer and operator of a 1,500-acre, master-planned, residential golf and country club community in Kona, Hawaii.

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

        Our businesses are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the continuing worldwide economic uncertainty and weakness, continuing high unemployment rates in Hawaii and the mainland

United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer's demand for our ongoing and future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases could negatively affect a potential visitor's choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

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

We have purchase commitments related to the amenities at the Residences at Kapalua Bay project and have entered into limited guarantees for completion of the project and certain limited recourse obligations of Bay Holdings.

        Bay Holdings, constructed a new project consisting of residential development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by us and leased to Bay Holdings. In connection with the construction loan agreement, we and other members of Bay Holdings, entered into a completion guaranty and a recourse guaranty. Under the completion guaranty, members of Bay Holdings agreed to guarantee substantial completion of the project. Under the recourse guaranty, members of Bay Holdings agreed to reimburse the lenders for losses incurred due to specified actions of Bay Holdings, including, without limitation, fraud or intentional misrepresentation, gross negligence, physical waste of project assets, and breach of certain environmental provisions of the construction loan agreement. Our guarantees do not include payment in full of the loan. Construction of the project was completed by the end of 2009, but the completion guaranty will remain in place until all construction contracts have been fully settled and paid. Pursuant to a previous agreement, we have a commitment to purchase the spa, beach club improvements and the sundry store (the "Amenities") from Bay Holdings at the actual construction cost of approximately $35 million. As of December 31, 2012, we have recorded an estimated liability under the completion and recourse guarantees of $4.1 million, and we and the other members of Bay Holdings are working with the lenders to settle the terms of the loan agreement and the purchase and payment terms of the Amenities. We do not have sufficient liquidity to purchase the Amenities at the actual construction costs. In June 2012, the lenders of the Residences at Kapalua Bay construction loan filed for foreclosure against Bay Holdings and other entities related to the project. A public auction for the foreclosure proceeding was held on December 3, 2012 and on January 31, 2013, a third-party investment company was confirmed as the successful bidder of Kapalua Bay's assets.

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

        No additional benefits are accruing for participants in our defined benefit pension plans, however, the funded status for these plans as of December 31, 2012 is a liability of approximately $30.3 million. Contributions to our defined benefit pension plans are expected to be approximately $2.4 million in 2013. Changes in interest rates and the fair value of the plan assets drive the annual funding short-fall or gain and affect the minimum cash contributions that must be paid to the plans. Therefore, under certain circumstances, changes in asset values or interest rates could have a material adverse effect on our financial condition.

Risks Related to Indebtedness and Liquidity

We have incurred a significant amount of indebtedness and are subject to certain covenants under our credit agreements. Failure to satisfy the covenants under these agreements could accelerate our repayment obligations, which could adversely affect our operations and financial results and impact our ability to satisfy our other financial obligations and ability to continue as a going concern.

        We had approximately $49.3 million of indebtedness as of December 31, 2012, consisting of a secured revolving line of credit with Wells Fargo for up to $34.5 million, of which we had $8.8 million in availability as of December 31, 2012, and a secured term loan with American AgCredit for

$24.1 million. Both credit facilities were scheduled to mature on May 1, 2013. In February 2013, we extended the maturity date of both credit facilities to May 1, 2014.

        We have pledged a significant portion of our real estate holdings as security for borrowings under our credit facilities, limiting our ability to borrow additional funds.

        Both of our credit agreements contain financial and other covenants that we must satisfy. Our ability to continue to borrow under these agreements and to fund our cash requirements depends upon our ability to comply with those covenants. If we fail to satisfy any of our covenants, each lender may elect to accelerate our payment obligations under such lender's credit agreement.

        Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Our cash outlook for the next twelve months and our ability to continue to meet our loan covenants and to continue as a going concern is highly dependent on successfully implementing our business initiatives and selling real estate assets at acceptable prices.

        In 2012, we had negative cash flows from operations of $3.8 million and at December 31, 2012, we had borrowings outstanding of $49.3 million. Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets at acceptable prices. If we are unable to meet our loan covenants resulting in our borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments related to our investment in Bay Holdings, a U.S. Equal Employment Opportunity Commission (EEOC) matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. In response to these circumstances, we are undertaking several business initiatives to reduce cash commitments, to generate cash flow, to reduce costs, and to sell real estate assets and pay down our debt. However, there can be no assurance that we will be able to successfully achieve these initiatives, which raises substantial doubt about our ability to continue as a going concern.

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

        In 2012, the daily closing price per share of our common stock has ranged from a high of $4.49 per share to a low of $1.83 per share. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  actual or anticipated fluctuations in our operating results;

  •
  the relatively low volume of trading in our stock; and

  •
  the lack of significant securities analysts coverage of our stock.

        Fluctuations in the price of our common stock may also be exacerbated by economic and other conditions in Maui in particular, or conditions in the financial markets generally.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the year ended December 31, 2012 was approximately 8,772 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

If we do not meet the continued listing requirements of the NYSE, our common stock may be delisted.

        Our common stock is currently listed on the NYSE. On October 23, 2012 we received notification from the NYSE that we were not in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million. As prescribed by NYSE procedures, on December 3, 2012 we submitted a business plan to the NYSE demonstrating our ability to achieve compliance with the continued listing standards within 18 months. On January 11, 2013, we were informed that the NYSE accepted our business plan.

        If we are unable to maintain compliance with the NYSE's continued listing standards the NYSE may take action to delist our common stock. Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business. In addition, if our common stock is delisted, it would violate the provisions of our credit agreements.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We own approximately 23,300 acres of land on Maui. Approximately 3,700 acres are used directly or indirectly in our operations; approximately 11,800 acres are in conservation and the remainder, approximately 7,800 acres, is not currently being used. This land, most of which was acquired from 1911 to 1932, is carried on our consolidated balance sheet at cost. We believe we have clear and unencumbered marketable title to all such property, except for the following:

  •
  certain easements and rights-of-way that do not materially affect our use of the property;

  •
  a mortgage on approximately 3,100 acres previously used in Agriculture operations, which secures our $24.1 million term loan agreement;

  •
  a mortgage on approximately 900 acres of land in West Maui primarily within the Kapalua Resort, which secures our $34.5 million revolving credit facility;

  •
  mortgages on approximately 7,000 acres of land in West Maui, which secures approximately $23.9 million of our pension obligations.

  •
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

  •
  a small percentage of our land in various locations on which multiple claims of ownership exist, for some of which we are securing clean title.

        A summary of the current use of our land holdings as of December 31, 2012 follows:

Acres
Conservation	11,800
Agriculture zoned (not used)	7,800
Operations	2,300
Planned development	1,400

23,300

        Approximately 21,300 acres of our land are located in West Maui, approximately 2,000 acres are located in Upcountry Maui and approximately 7 acres are located in Kahului, Maui.

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

        On June 7, 2012, a group of owners of 11 whole-ownership units at the Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2012 and 2011. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of December 31, 2012, there were 322 shareholders of record of our common stock.

        The following chart reflects high and low sales prices during each of the quarters in 2012 and 2011:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	High	$4.25	$4.49	$3.84	$4.24
	Low	3.70	3.09	2.26	1.83
2011	High	$7.55	$6.13	$5.49	$4.65
	Low	4.47	4.38	3.81	3.68

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2012.

Securities Authorized For Issuance Under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2012 and 2011

CONSOLIDATED

	Year Ended December 31,
	2012	2011
Consolidated Revenues	$16,164	$14,542
Loss From Continuing Operations	$(4,956)	$(9,550)
Income From Discontinued Operations	$354	$14,628
Net Income (Loss)	$(4,602)	$5,078
Net Income (Loss) Per Common Share	$(0.25)	$0.27

        We reported net loss of $4.6 million or $0.25 per share for 2012 compared to net income of $5.1 million or $0.27 per share for 2011. Consolidated revenues for 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. The lower loss from continuing operations in 2012 reflects improved performance from our business segments and continuing cost reduction efforts. Income from discontinued operations for 2011 included a gain of $15.1 million recognized in March 2011 from sale of the Bay Course.

REAL ESTATE

	Year Ended December 31,
	2012	2011
Revenues	$2,545	$1,070
Operating Loss	$(338)	$(661)

        Revenues for 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory in 2011. The other revenues included in this operating segment were real estate sales commissions from Kapalua Realty Company totaling $1.0 million for 2012 and $1.1 million for 2011.

        Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Year Ended December 31,
	2012	2011
Revenues	$5,806	$5,144
Operating Profit (Loss)	$428	$(1,000)

        The increase in leasing revenues in 2012 is primarily due to improved operating performance of our resort tenants and new commercial space and agricultural land leases. The increase in operating profit for 2012 is attributed to lower general and administrative expenses and improved performance from outsourcing the management of our commercial property portfolio in 2011.

UTILITIES

	Year Ended December 31,
	2012	2011
Revenues	$3,541	$3,418
Operating Profit (Loss)	$624	$(319)

        The increase in operating profit for 2012 is primarily due to lower general and administrative expenses and improved performance from the outsourcing of our utilities companies' operations in February 2012.

RESORT AMENITIES

	Year Ended December 31,
	2012	2011
Revenues	$4,228	$3,854
Operating Loss	$(181)	$(803)

        Increased revenues in 2012 were due to higher spa service and treatment revenues and increased membership dues from growth in the Kapalua Club's membership base. Reduced operating losses for 2012 are primarily due to lower general and administrative expenses.

GENERAL AND ADMINISTRATIVE

	Year Ended December 31,
	2012	2011
General and Administrative	$3,029	$6,271

        General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for the reportable operating segments include an allocation of a portion of the general and administrative expenses at the corporate level. Such allocations are made on the basis of our evaluation of the level of services provided to the operating segments.

        Lower general and administrative expenses in 2012 were primarily due to reduced staffing levels, and lower professional services and outside consultant costs. General and administrative expenses for 2011 include a $1.5 million contribution of approximately 22 acres to Maui Preparatory Academy.

        Selling and marketing expenses decreased from $792,000 in 2011 to $168,000 in 2012, as we discontinued operating certain businesses, and the lessees and licensees of our properties and trade names assumed the responsibility for marketing.

DISCONTINUED OPERATIONS

	Year Ended December 31,
	2012	2011
Income From Discontinued Operations Before Income Taxes	$354	$14,628

        Our former retail, golf and agriculture operations are reported as discontinued operations. Income from discontinued operations for 2011 includes a $15.1 million gain from the sale of the Bay Course. See Note 6 to Consolidated Financial Statements in Item 8 of this annual report.

INTEREST EXPENSE

        Interest expense was $2.6 million for 2012 compared to $2.7 million for 2011, of which $300,000 was included in discontinued operations in 2011. Our average interest rates on borrowings was 4.7% for 2012, compared to 4.8% for 2011, and average borrowings were $47 million in 2012 compared to $45 million in 2011.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2012, our total debt was $49.3 million compared to $45.5 million at December 31, 2011. At December 31, 2012, we had approximately $8.8 million available under our revolving line of credit and $829,000 in cash and cash equivalents.

Revolving Line of Credit with Wells Fargo

        We have a $34.5 million revolving line of credit with Wells Fargo that was scheduled to mature on May 1, 2013. In February 2013, we exercised our option to extend the maturity date to May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to repay any significant amount of borrowings under the credit line.

        As of December 31, 2012, we had $25.2 million of borrowings outstanding under our revolving line of credit, $8.8 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

Term Loan with American AgCredit

        We have a $24.1 million term loan with American AgCredit that was scheduled to mature on May 1, 2013. In February 2013, we amended our term loan agreement to extend the maturity date to May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires a mandatory principal repayment of $4.1 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, we made a $353,000 principal repayment in January 2012, in conjunction with a sale of a non-collateralized real estate parcel in Upcountry Maui for $1.5 million. The loan is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Cash Flows

        Net cash used in operating activities for 2012 was $3.8 million compared to $10.2 million in 2011. The decrease in net cash used in operating activities was primarily due to our initiatives to reduce cash commitments, mainly by implementing cost reduction measures.

        During 2012, net borrowings from our Wells Fargo revolving line of credit were $4.1 million. In 2012, repayments of our American AgCredit term loan were $353,000. Interest paid in 2012 and 2011 was $2.2 million and $2.0 million, respectively. Mandatory funding contributions to our retirement plans totaled $2.4 million for both 2012 and 2011.

Future Cash Inflows and Outflows

        Our plans for 2013 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

        Our cash outlook for the next twelve months and our ability to continue to meet our loan covenants and to continue as a going concern is highly dependent on successfully implementing our business initiatives and selling real estate assets at acceptable prices. If we are unable to meet our loan covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings.

        We are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments up to $35 million related to our investment in Bay Holdings to purchase the Amenities, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 3, 8 and 14 to the accompanying consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

        In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. We are in active negotiations with the lenders of the Residences at Kapalua Bay project to resolve our limited guarantees and purchase commitment for the Amenities.

        Contributions to our defined benefit pension plans are expected to be approximately $2.4 million in 2013.

        We do not anticipate any significant capital expenditures in 2013.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to our Consolidated Financial Statements (included in Item 8 of this annual report). The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the Consolidated Financial Statements are as follows:

  •
  Our investment in Bay Holdings was written down to zero at December 31, 2009 to recognize an other-than-temporary impairment and to record losses incurred by Bay Holdings in the third quarter of 2009. We and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, and we have recorded $4.1 million in other accrued liabilities on the consolidated balance sheet at December 31, 2012 as our share of the completion and recourse guarantees. In determining the fair value of this investment, assessing whether any identified impairment was other-than-temporary, as well as estimating the liability for the completion and recourse guarantees, significant estimates were made and considerable judgment was involved. These estimates and judgments were based, in part, on our current and future evaluation of economic conditions in general, as well as Bay Holdings' current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. The impairment losses recorded by Bay Holdings required Bay Holdings' management to estimate total sales revenues that will be received by the project, as well as estimating the number of buyers of units from which nonrefundable deposits have been received that will not close on the purchase of their units.

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

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $7.6 million at December 31, 2012. Based on our future development plans for the Kapalua Resort and other properties such as Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Determining pension expense for our two defined benefit pension plans utilizes actuarial estimates of employees' age at retirement, retirees' life span, the long term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized. This rate should be commensurate with the interest rate yield of a high quality corporate fixed income investment portfolio. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. As of December 31, 2012, the fair value of the assets of our defined benefit plans totaled approximately $42.5 million, compared with $39.1 million as of December 31, 2011. The recorded net pension liability was approximately $30.3 million as of December 31, 2012 compared to a net pension liability of $27.6 million as of December 31, 2011. The $2.7 million increase in net pension liability during 2012 was mainly attributed to a decline in the discount rate used to determine our pension obligations.

  •
  Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, current and future compensation expense could vary based on the assumptions used.

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

    As of December 31, 2012, valuation allowances of $66.2 million have been established primarily for tax credits, net operating loss carry forwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

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
Lahaina, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring negative cash flows from operations and deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 1, 2013

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$829	$890
Accounts receivable, less allowance of $262 and $519 for doubtful accounts	1,138	1,464
Prepaid expenses and other assets	466	684
Assets held for sale	2,483	2,280

Total Current Assets	4,916	5,318

PROPERTY
Land	7,382	7,518
Land improvements	25,702	25,680
Buildings	35,649	35,649
Machinery and equipment	12,799	13,572
Construction in progress	1,637	1,864

Total Property	83,169	84,283
Less accumulated depreciation	37,668	35,642

Net Property	45,501	48,641

OTHER ASSETS
Deferred development costs	7,612	7,436
Other noncurrent assets	3,456	2,677

Total Other Assets	11,068	10,113

TOTAL	$61,485	$64,072

LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$4,068	$—
Trade accounts payable	1,341	1,217
Payroll and employee benefits	151	288
Current portion of accrued retirement benefits	626	1,129
Income taxes payable	2,457	2,766
Accrued contract terminations	4,094	5,094
Other accrued liabilities	1,948	2,003

Total Current Liabilities	14,685	12,497

LONG-TERM LIABILITIES
Long-term debt	45,200	45,521
Accrued retirement benefits	30,394	27,882
Other noncurrent liabilities	5,569	4,425

Total Long-Term Liabilities	81,163	77,828

COMMITMENTS & CONTINGENCIES (Note 14)
STOCKHOLDERS' DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized; 18,664,068 and 18,582,954 shares issued and outstanding	76,410	75,933
Additional paid in capital	9,236	9,211
Accumulated deficit	(92,430)	(87,828)
Accumulated other comprehensive loss	(27,579)	(23,569)

Stockholders' Deficiency	(34,363)	(26,253)

TOTAL	$61,485	$64,072

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
	(in thousands except share amounts)
OPERATING REVENUES
Real estate
Sales	$1,500	$—
Commissions	1,045	1,070
Leasing	5,806	5,144
Utilities	3,541	3,418
Resort amenities and other	4,272	4,910

Total Operating Revenues	16,164	14,542

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	149	—
Other	2,135	1,060
Leasing	2,852	2,956
Utilities	2,280	2,225
Resort amenities and other	4,223	4,315
Selling and marketing	168	792
General and administrative	3,029	6,271
Depreciation	2,889	3,390
Impairment—long-lived assets	—	921
Pension and other post-retirement expenses (Note 8)	1,064	1,157
Gain on asset dispositions	(232)	(1,263)

Total Operating Costs and Expenses	18,557	21,824

Operating Loss	(2,393)	(7,282)
Interest expense	(2,577)	(2,429)
Interest income	14	27

Loss from Continuing Operations before income taxes	(4,956)	(9,684)
Income tax benefit	—	(134)

Loss from Continuing Operations	(4,956)	(9,550)
Income from Discontinued Operations (Note 6) net of income tax benefit of $88 and $211	354	14,628

NET INCOME (LOSS)	(4,602)	5,078
Pension Benefit Adjustment net of income taxes of $0	(4,010)	(6,675)

COMPREHENSIVE LOSS	$(8,612)	$(1,597)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.27)	$(0.52)
Discontinued Operations	0.02	0.79

Net Income (Loss)	$(0.25)	$0.27

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For the Years Ended December 31, 2012 and 2011

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid in Capital	Acumulated Deficit
	Shares	Amount				Total
Balance, January 1, 2011	18,516	$75,461	$9,159	$(92,906)	$(16,894)	$(25,180)
Share-based compensation expense			646			646
Vested restricted stock issued	92	594	(594)			—
Shares cancelled to pay tax liability	(25)	(122)				(122)
Other comprehensive loss-pension (Note 8)					(6,675)	(6,675)
Net income				5,078		5,078

Balance, December 31, 2011	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			489			489
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	79	464	(464)			—
Shares cancelled to pay tax liability	(37)	(137)				(137)
Other comprehensive loss-pension (Note 8)					(4,010)	(4,010)
Net loss				(4,602)		(4,602)

Balance, December 31, 2012	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(4,602)	$5,078
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,219	4,028
Share based compensation	489	646
Gain on property disposals	(232)	(15,600)
Change in retirement liabilities	(2,001)	(1,342)
Impairment charges		1,115
Changes in operating assets and liabilities:
Accounts receivable	326	131
Inventories	—	1,558
Trade accounts payable	257	(3,392)
Income taxes payable	(309)	(632)
Other operating assets and liabilities	(920)	(1,815)

NET CASH USED IN OPERATING ACTIVITIES	(3,773)	(10,225)

INVESTING ACTIVITIES
Purchases of property	(209)	(1,025)
Proceeds from disposals of property	425	11,450
Proceeds from escrow	—	4,117
Payments for other assets	(114)	(5,368)

NET CASH PROVIDED BY INVESTING ACTIVITIES	102	9,174

FINANCING ACTIVITIES
Proceeds from long-term debt	5,200	10,700
Payments of long-term debt	(1,453)	(10,379)
Payments on capital lease obligations	—	(174)
Debt and common stock issuance cost and other	(137)	(301)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,610	(154)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61)	(1,205)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	890	2,095

CASH AND CASH EQUIVALENTS AT END OF YEAR	$829	$890

Cash paid (received) during the year:
Interest	$2,163	$1,998
Income taxes	$—	$(55)

        SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $4,000 and $137,000, at December 31, 2012 and 2011, respectively.

  •
  Funds related to the sale of property were held in escrow pending the completion of post-closing obligations were $150,000 and $294,000 at December 31, 2012 and 2011, respectively.

  •
  In February 2012, $150,300 of common stock was issued to certain members of the Company's management.

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its principal subsidiary Kapalua Land Company, Ltd. and other subsidiaries (collectively, the "Company"). The Company's principal operations include the development, sale and leasing of real estate, water and waste transmission services, and the management of certain resort amenities at the Kapalua Resort. Significant intercompany balances and transactions have been eliminated. The Company's golf, retail and agriculture operations are reported as discontinued operations (Note 6).

LIQUIDITY

        The Company reported net loss of $4.6 million for the year ended December 31, 2012. Included in net loss was a profit of $1,351,000 recognized from the sale of a real estate parcel in January 2012. The Company reported negative cash flows from operations of $3.8 million for the year ended December 31, 2012. The Company had an excess of current liabilities over current assets of $9.8 million and a stockholders' deficiency of $34.4 million at December 31, 2012.

        The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities were scheduled to mature in May 2013. In February 2013, the Company extended the maturity date of both credit facilities to May 1, 2014. The Company is required to make a mandatory principal repayment of $4.1 million by December 31, 2013 under the American AgCredit credit facility as required by the amendment.

        The Company's cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company's credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the "Amenities") of Kapalua Bay Holdings, LLC (Bay Holdings), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company's discontinued agricultural operations, and funding requirements related to the Company's defined benefit pension plans. These matters are further described in Notes 3, 8 and 14.

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

        In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. The Company is in active negotiations with the lenders of the Residences at Kapalua Bay project to resolve its limited guarantees with respect to the completion of the project and purchase commitment for the Amenities.

COMPREHENSIVE LOSS

        Comprehensive loss includes all changes in stockholders' deficiency, except those resulting from capital stock transactions. Comprehensive loss includes the pension benefit adjustment (Note 8).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and deposits in banks.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company's financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

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

DEFERRED DEVELOPMENT COSTS

        Deferred development costs are primarily real estate development costs related to various projects at the Kapalua Resort that will be allocated to future development projects. Deferred costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 40 years. Depreciation expense was $2,889,000 and $3,719,000 for the years ended December 31, 2012 and 2011, respectively.

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted. The Company had impairment charges for its long-lived assets of $1.1 million in 2011. There were no impairment charges recorded in 2012.

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension costs at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The over-funded or under-funded status of the Company's defined benefit post-retirement plans are recorded as an asset or liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur, through comprehensive income. A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

        Deferred compensation plans for certain management employees provide for specified payments after retirement. The present value of estimated payments to be made is accrued over the period of active employment.

REVENUE RECOGNITION

        Real estate revenues are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer.

        Lease revenues are recognized on a straight-line basis over the terms of the leases. Also included in lease income are certain percentage rents determined in accordance with the terms of the leases. Lease income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the defined sales thresholds are achieved.

        Other revenues are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

OPERATING COSTS AND EXPENSES

        Real estate, leasing, utilities, resort amenities, selling and marketing, and general and administrative costs and expenses are reflected exclusive of depreciation and pension and other post-retirement expenses.

ADVERTISING

        The costs of advertising activities are expensed as incurred. Advertising costs are included in selling and marketing costs in the consolidated statements of operations and comprehensive loss. Advertising expenses in 2012 and 2011 were $39,000 and $340,000, respectively.

LEASES

        Leases that transfer substantially all of the benefits and risks of ownership of the property are accounted for as capital leases. Amortization of property under capital leases is included in depreciation expense. Other leases are accounted for as operating leases. Rentals under operating leases are recognized on a straight-line basis over the life of the lease.

INCOME TAXES

        The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (Note 11).

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

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's future operations or financial results include, but are not limited to the following: continued economic weakness and uncertainty in Hawaii and the mainland United States; continued high unemployment rates and low consumer confidence; the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt in the United States; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company's investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which effect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; the Company's limited guarantees to complete development of the Residences at Kapalua Bay project; failure of joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the Company's location apart from the mainland United States, which results in the Company's financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company's credit arrangements; and an inability to achieve the Company's short and long-term goals and cash flow requirements. See additional discussion of the risks and uncertainties applicable to our business under the heading "Forward-Looking Statements and Risks" at the beginning of this annual report and "Risk Factors" in Item 1A of this annual report.

ENVIRONMENTAL REMEDIATION COSTS

        The Company accrues for environmental remediation costs when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. When the remediation cost is expected to be incurred within a relatively short period of time, the obligations are not discounted to their present value.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements.

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

	Year Ended December 31,
	2012	2011
Basic and diluted	18,618,356	18,539,591
Potentially dilutive	173,137	309,500

2.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

        At December 31, 2012, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

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

At the conclusion of the lease back period, the Company recognized a $15.1 million gain from the sale which has been reported in discontinued operations for the year ended December 31, 2011.

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

        Kapalua Bay constructed a residential and timeshare development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Through December 31, 2012, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

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

        Kapalua Bay has a construction loan agreement under which $285 million was outstanding at December 31, 2012, and that matured on August 1, 2011. The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay, Bay Holdings and other entities related to the project. On September 27, 2012, Kapalua Bay was notified that three of its five lenders assigned their loans and other interests to a non-affiliated investment firm. The public auction for the foreclosure proceeding was held on December 3, 2012 and on January 31, 2013, the investment firm was confirmed as the successful bidder of Kapalua Bay's assets.

        Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2012 and 2011, loss from the operations of the Amenities was $566,000 and $432,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and is in active negotiations with lenders of the project to resolve its limited guarantees with respect to the completion of the project and purchase commitment for the Amenities. No provision has been recorded in the accompanying consolidated financial statements with respect to the Company's executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

        A group of owners of 11 whole-ownership units filed a lawsuit on June 7, 2012 against multiple parties, including Kapalua Bay and the Company. The lawsuit alleges that the defendant parties breached their fiduciary duties to the Association of Apartment Owners of Kapalua Bay Condominium

(AOAO) and the plaintiffs. In addition, the lawsuit seeks certain injunctive and declaratory relief regarding the management and operations of the AOAO and the project. On December 31, 2012, The Ritz-Carlton Management Company, LLC (RCMC) terminated its management agreement with the AOAO and Kapalua Bay Vacation Owners Association (VOA). The AOAO and VOA entered into a management agreement with an entity controlled by Timbers Resorts effective January 1, 2013. The Company is presently unable to reasonably determine the impact, if any, of these matters on the accompanying consolidated financial statements.

        On May 23, 2011, a lawsuit was filed against Kapalua Bay; the Company; The Ritz-Carlton Hotel Company, LLC; Kapalua Realty Co. Ltd.; and other John and Jane Does; by purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        The Company has recorded $4.1 million in accrued contract terminations in the consolidated balance sheets representing the remaining expected exposure to loss related to our involvement with the project.

        Summarized balance sheet and operating information for Bay Holdings as of December 31, 2012 and 2011 and for the years then ended are as follows:

	2012	2011
	(in thousands)
Restricted cash	$3,241	$5,264
Real estate inventories	149,774	151,034
Other assets, net	10,712	15,598

Total Assets	$163,727	$171,896

Construction loan payable and other member loans	$375,441	$351,455
Other liabilities	46,408	26,991

Total Liabilities	$421,849	$378,446

Members' Deficiency	$(258,122)	$(206,550)

	2012	2011
	(in thousands)
Revenues	$(745)	$17,965
Costs and Expenses	50,827	49,892

Net Loss	$(51,572)	$(31,927)

        During 2012, Bay Holdings recorded cancellations of contracts that will no longer be closed as scheduled. Bay Holdings has not recognized any impairment of the project's assets during 2012. As discussed above, the Company's carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company does not recognize any equity in the losses of Bay Holdings. As a result, management does not believe an adjustment for impairment charges, if any, would have a material impact to the consolidated financial statements. On January 31, 2013, a non-affiliated investment company foreclosed on the assets of Bay Holdings. As a result, subsequent to January 31, 2013, there are no significant ongoing operations in this joint venture.

4.     LONG-TERM DEBT

        Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Wells Fargo revolving loans, 4.05% and 4.12%, respectively	$25,200	$21,100
American AgCredit term loan, 5.25%	24,068	24,421

Total	49,268	45,521
Less current portion	4,068	—

Long-term debt	$45,200	$45,521

WELLS FARGO

        The Company has a $34.5 million revolving line of credit with Wells Fargo that was scheduled to mature on May 1, 2013. In February 2013, the Company exercised its option to extend the maturity date to May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of its real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to repay any significant amount of borrowings under the credit line.

        As of December 31, 2012, the Company had $25.2 million of borrowings outstanding under its revolving line of credit, $8.8 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

AMERICAN AGCREDIT

        The Company has a $24.1 million term loan with American AgCredit that was scheduled to mature on May 1, 2013. In February 2013, the Company amended its term loan agreement to extend the maturity date to May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires a mandatory principal repayment of $4.1 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made a $353,000 principal repayment in January 2012, in conjunction with a sale of a non-collateralized real estate parcel in Upcountry Maui for $1.5 million. The loan is collateralized by approximately 3,100 acres of the Company's real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

        As of December 31, 2012, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

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

        The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2012 and 2011 was $49,268,000 and $45,521,000, respectively, which approximated fair value. The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively. See Note 8 for the classification of the fair value of pension assets.

6.     DISCONTINUED OPERATIONS

        In September 2011, the Company ceased all retail operations at the Kapalua Resort. In March 2011, the Company ceased operating the two championship golf courses at the Kapalua Resort. In December 2009, the Company ceased all agriculture operations. Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying consolidated financial statements.

        The revenues and income (loss) before income taxes for the discontinued operations were as follows:

	2012	2011
	(in thousands)
Revenues
Golf courses	$—	$3,375
Retail	—	4,278

Total	$—	$7,653

Income (loss) from Discontinued Operations
Golf courses	$(89)	$13,762
Retail	(3)	462
Agriculture	446	193

Total	$354	$14,417

7.     LEASING ARRANGEMENTS

LESSEE

        The Company has various operating leases which expire in 2013 and 2014. Total rental expense under operating leases was $18,000 in 2012 and $286,000 in 2011. Future minimum rental payments due under operating leases total $23,000 in 2013, $3,000 in 2014, $3,000 in 2015, and $2,000 in 2016.

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

	2012	2011
	(in thousands)
Minimum rentals	$2,639	$2,397
Percentage rentals	1,182	1,603
Other (primarily common area recoveries)	1,985	1,144

	$5,806	$5,144

        Property at December 31, 2012 and 2011 includes leased property, primarily buildings, of $46,778,000 and $47,381,000, respectively (before accumulated depreciation of $19,915,000 and $18,417,000, respectively). Management determined that the amounts previously disclosed for leased property and the related accumulated depreciation as of December 31, 2011 were understated by $18,108,000 and $8,118,000, respectively; accordingly, such amounts for 2011 have been corrected in the previous sentence. This had no impact on the previously reported amounts in the 2011 consolidated balance sheet or consolidated statement of operations and comprehensive loss.

        Future minimum rental income receivable during the next five years is as follows:

(in thousands)
2013	$2,435
2014	2,354
2015	2,290
2016	1,886
2017	1,834
Thereafter	8,513

8.     EMPLOYEE BENEFIT PLANS

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

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2012 and 2011, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2012 and 2011 were as follows:

	Pension Benefits
	2012	2011
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$66,645	$63,306
Service cost	—	18
Interest cost	3,189	3,338
Actuarial loss	7,218	4,034
Benefits paid	(4,228)	(4,051)

Benefit obligations at end of year	72,824	66,645

Change in plan assets:
Fair value of plan assets at beginning of year	39,053	41,255
Actual return on plan assets	5,336	(443)
Employer contributions	2,357	2,292
Benefits paid	(4,228)	(4,051)

Fair value of plan assets at end of year	42,518	39,053

Funded status	$(30,306)	$(27,592)

Accumulated Benefit Obligations	$72,824	$66,645

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	3.87% - 4.16%	4.79% - 4.98%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	n/a	n/a

        The amounts recognized for pension benefits on the Company's consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Current Liability	$306	$300
Noncurrent Liability	30,000	27,292

Net amounts recognized	$30,306	$27,592

        Amounts recognized for pension benefits in accumulated other comprehensive loss (before income tax effect of $0) at December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Net loss	$27,579	$23,569

Net amounts recognized	$27,579	$23,569

        In 2013, $873,000 of the net loss included in other comprehensive loss at December 31, 2012 is expected to be recognized as a component of net periodic pension cost.

        Components of net periodic benefit cost and other amounts recognized in other comprehensive loss were as follows:

	Pension Benefits
	2012	2011
	(in thousands)
Pension and other benefits:
Service cost	$—	$18
Interest cost	3,189	3,338
Expected return on plan assets	(2,864)	(3,027)
Recognized net actuarial (gain) loss	739	809
Amortization of obligation	—	5
Amortization of prior service cost	—	2
Recognition of (gain) loss due to curtailment	—	12

Net expense	$1,064	$1,157

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net loss	$4,749	$7,503
Recognized gain (loss)	(739)	(809)
Recognized prior service cost	—	(8)
Recognized net initial obligation	—	(11)

Total recognized in other comprehensive loss	$4,010	$6,675

	2012	2011
Weighed average assumptions used to determine net periodic cost:
Pension benefits:
Discount rate	4.79% - 4.98%	5.25% - 5.47%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	n/a	n/a

        The expected long-term rate of return on plan assets was based on a building-block approach. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital markets are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio returns.

        The fair values of the Company's pension plan assets at December 31, 2012 and 2011, by asset category, were as follows:

	2012 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT Pooled equity funds	$—	$23,706	$23,706
AHGT Pooled fixed income funds	—	17,671	17,671
Cash management funds	—	1,141	1,141

	$—	$42,518	$42,518

	2011 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Pooled equity funds	$14,851	$—	$14,851
Common stock	11,470	—	11,470
U.S. government securities	2,630	3,126	5,756
Pooled fixed income funds	4,814	—	4,814
Cash management funds	1,870	—	1,870
Other investments	245	47	292

	$35,880	$3,173	$39,053

        Aon Hewitt Group Trust (AHGT) Pooled equity and fixed income funds:    Pooled equity and fixed income funds consist of various AHGT Funds offered through a private placement. The units are valued daily using the net asset value (NAV). The NAVs are based on the fair value of each fund's underlying investments. Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

        An administrative committee consisting of certain senior management employees administers the Company's defined benefit pension plans. The pension plan assets are allocated among approved asset types based on the plans current funded status and other characteristics set by the administrative committee, and subject to liquidity requirements of the plans.

        The Company expects to contribute $2.4 million to its defined benefit pension plans in 2013. Estimated future benefit payments are as follows (in thousands):

2013	$4,317
2014	4,269
2015	4,251
2016	4,330
2017	4,368
2018 - 2022	22,216

        The Company's cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Pension Plan for Bargaining Unit and Hourly Employees (Bargaining Plan) triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan. In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement. The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. In November 2012, the Company executed a settlement agreement with the PBGC and pledged security of approximately 7,000 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2012 or 2011.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and the future vesting of additional benefits was discontinued. The present value of the benefits to be paid was being accrued over the period of active employment. As of December 31, 2012 and 2011, deferred compensation plan liabilities totaled $512,000 and $697,000, respectively.

9.     SHARE-BASED COMPENSATION

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

        The total compensation expense recognized for share-based compensation was $489,000 and $646,000 for 2012 and 2011, respectively. There was no tax benefit or expense related thereto. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting based primarily on historical annual forfeiture rates of approximately 3.2% and 3.5%, for 2012 and 2011, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. In February 2012, executive officers and management were awarded an incentive bonus of $150,300 based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan. In accordance with the plan, the incentive award was settled through the issuance of 39,294 shares of common stock.

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

        A summary of stock option award activity as of and for the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2011	86,500	$24.08
Forfeited or Cancelled	(7,500)	$29.94	$12.02

Outstanding at December 31, 2012	79,000	$23.52	$8.53	3.3	$—

Exercisable at December 31, 2012	69,000	$26.18	$9.40	2.9	$—

Expected to Vest at December 31, 2012(2)	7,200	$5.20	$2.48	6.2	$—

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        There were no stock option awards granted in 2012 or 2011. The fair value of stock options vested in 2012 and 2011 was $35,000 and $129,000, respectively.

        As of December 31, 2012, there was $14,700 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock

        In 2012, 21,277 restricted shares that vest as service requirements are met were granted to management employees and the Company's Board of Directors, and 78,769 shares of restricted stock vested as directors' and management service requirements were met. In 2011, 120,304 restricted shares that vest as service requirements are met were granted to management employees and the Company's Board of Directors, and 92,289 shares of restricted stock vested as directors' and management service requirements were met. All restricted shares granted in 2012 and 2011 were granted under the 2006 Plan. The weighted average grant-date fair value of restricted stock granted during 2012 and 2011 was $3.54 and $5.37 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2011	218,929	$8.92
Granted	21,377	$3.54
Vested	(78,769)	$5.23
Forfeited or Cancelled	(67,400)	$4.56

Nonvested balance at December 31, 2012	94,137	$5.56

10.   RELATED PARTY TRANSACTIONS

        The Company has a 51% ownership interest in Bay Holdings, the owner and developer of The Residences at Kapalua Bay. The other members of Bay Holdings, through wholly owned affiliates, are Marriott, which owns a 34% interest in Bay Holdings, and ER which owns the remaining 15% interest in Bay Holdings. Stephen M. Case, who is a director and a 65% shareholder of the Company as of February 2013, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of ER, and thus Mr. Case may be deemed to have a beneficial interest in Bay Holdings.

11.   INCOME TAXES

        GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2012, tax liability on uncertain tax positions was reduced by $378,000 because of expiration of statutes of limitations and a proposed IRS settlement. As of December 31, 2012 and 2011, total accrued interest for uncertain income tax positions was $899,000 and $830,000, respectively.

        The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its consolidated statement of operations and such amounts are included in income taxes payable on the Company's consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance at beginning of year	$626	$952
Adjustments for tax provisions of prior years	(290)	(211)
Expiration of statutes of limitations	(88)	(115)

Balance at end of year	$248	$626

        At December 31, 2012 there were no unrecognized tax benefits for which the liability for such taxes was recognized as deferred tax liabilities because such unrecognized revenue items have reversed. At December 31, 2012 and 2011, there were $144,000 and $232,000 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

        The components of the income tax benefit for 2011 were as follows:

2011
(in thousands)
Current
Federal	$(134)
State	—

Total	(134)

Income tax benefit—continuing operations	$(134)

        In 2012, the income tax benefit from the reversal of tax liability discussed above were included in income from discontinued operations as they relate to the Company's former agriculture operations that were discontinued in 2009.

        Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% was as follows:

	2012	2011
	(in thousands)
Federal income tax benefit at statutory rate	$(1,735)	$(3,389)
Adjusted for:
Valuation allowance	1,674	3,871
Provision for uncertain tax positions	—	(134)
Permanent differences and other	61	(482)

Income tax benefit—continuing operations	$—	$(134)

        Deferred tax assets (liabilities) were comprised of the following temporary differences as of December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Net operating loss and tax credit carryforwards	$49,205	$35,917
Joint venture and other investments	2,440	11,242
Accrued retirement benefits	10,815	9,448
Property net book value	4,304	4,168
Deferred revenue	1,280	1,358
Stock compensation	145	253
Reserves and other	663	1,385

Total deferred tax assets	68,852	63,771
Valuation Allowance	(66,467)	(61,386)

Deferred condemnation proceeds	(2,385)	(2,385)

Total deferred tax liabilities	(2,385)	(2,385)

Net deferred tax assets (liabilities)	$—	$—

        Valuation allowances have been established to reduce future tax benefits expected to be realized. The Company had $109.9 million in federal net operating loss carry forwards at December 31, 2012, that expire from 2028 through 2032. Net operating loss for state income tax purposes that expire from 2028 through 2031 totaled $125.5 million at December 31, 2012. The Company's federal income tax returns for 2005 through 2008 are currently under examination and the Internal Revenue Service has proposed approximately $11.6 million of additional taxable income. The Company has sufficient net operating loss carry forwards to offset the proposed additional taxable income.

12.   SEGMENT INFORMATION

        The Company's presentation of its reportable operating segments is consistent with how the Company's chief operating decision maker determines the allocation of resources. Reportable segments are as follows:

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

        Financial information for each of the Company's reportable segments for 2012 and 2011 follows:

	Real Estate	Leasing	Utilities	Resort Amenities	Other(6)	Consolidated
2012
Operating revenues(1)	$2,545	$5,806	$3,541	$4,228	$44	$16,164
Operating loss(2)	(338)	428	624	(181)	(2,926)	$(2,393)
Interest expense, net						(2,563)

Loss from continuing operations before income tax benefit						$(4,956)

Depreciation expense	—	2,240	461	12	176	2,889
Capital expenditures(3)	109	22	54	—	—	185
Assets relating to continuing operations(4)	6,736	37,421	6,437	1,752	5,190	57,536
Other assets(5)						3,949

						$61,485

	Real Estate	Leasing	Utilities	Resort Amenities	Other(6)	Consolidated
2011
Operating revenues(1)	$1,070	$5,144	$3,418	$3,854	$1,056	$14,542
Operating loss(2)	(661)	(1,000)	(319)	(803)	(4,499)	$(7,282)
Interest expense, net						(2,402)

Loss from continuing operations before income tax benefit						$(9,684)

Depreciation expense	313	1,535	459	23	1,060	3,390
Capital expenditures(3)	89	487	6	—	244	826
Assets relating to continuing operations(4)	10,844	38,744	6,977	1,138	3,873	61,576
Other assets(5)						2,496

						$64,072

(1)
Amounts are principally revenues from external customers and exclude equity in earnings of affiliates and interest income. Intersegment revenues were insignificant.

(2)
"Operating loss" is total operating revenues, less operating costs and expenses (excluding interest income, interest expense and income taxes).

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

13.   RESERVES

        Allowance for doubtful accounts and reserves for environmental liability for 2012 and 2011 are as follows:

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts
2012	$519	$212	$(469)	$262
2011	$460	$90	$(31)	$519

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Reserve for Environmental Liability
2012	$866	$—	$(191)	$675
2011	$1,187	$4	$(325)	$866

14.   COMMITMENTS AND CONTINGENCIES

Discontinued Operations

        On April 19, 2011, a lawsuit was filed against the Company's wholly owned subsidiary Maui Pineapple Company, Ltd. and several other Hawaii based farmers by the EEOC. The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257. The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of December 31, 2012 has recorded a liability of $105,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

        Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. Through December 31, 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. In 2012 and 2011, loss from the operations of the Amenities was $566,000 and $432,000, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying consolidated financial statements with respect to the Company's executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

        Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors' pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At December 31, 2012, the Company has recognized the fair value of its obligations under these agreements (Note 3).

        On June 7, 2012, a group of owners of 11 whole-ownership units at the Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

        On May 23, 2011, a lawsuit was filed against Kapalua Bay; the Company; The Ritz-Carlton Hotel Company, LLC; Kapalua Realty Co. Ltd.; and other John and Jane Does; by purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying consolidated financial statements.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessments, management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        In February 2012, management completed the implementation of a new accounting and financial reporting software system. The new accounting and financial reporting system is a significant component of internal control over financial reporting. Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during the implementation process.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012, is incorporated herein by reference. Certain information concerning our executive officers is contained in Item 1 of this annual report.

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

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012, is incorporated herein by reference, which is set forth below.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2012, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	173,137	23.52	450,824

        With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2012, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.    Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(a)3.    Exhibits

Exhibit No
3.1		Restated Articles of Association, as of May 13, 2010 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010, filed August 4, 2010, and incorporated herein by reference).

3.2		Amended Bylaws, as of February 17, 2012. (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.1		Loan Agreement by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., entered into as of December 22, 2010 (filed as exhibit 10.23 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated heein by reference).

10.2		Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, entered into on November 15, 2007 (filed as Exhibit 10.2 to Form 8-K, filed November 19, 2007 and incorporated herein by reference).

10.3		Amended and Restated Credit Agreement, dated as of October 9, 2009, by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009, filed November 3, 2009 and incorporated herein by reference).

10.4		First Modification Agreement dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.5		Second Modification Agreement and Waiver dated as of December 22, 2010, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.6		Third Modification Agreement and Waiver dated as of February 23, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.22 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.7		Fourth Modification Agreement dated as of August 1, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, filed November 3, 2011 and incorporated herein by reference).

10.8	*	Second Amendment Agreement dated February 26, 2013, entered into by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA.

10.9	†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 (SEC File No. 001-06510), and incorporated herein by reference).

10.10	†	Maui Land & Pineapple Company, Inc. 2003 Stock and Incentive Compensation Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on November 10, 2003 (SEC File No. 001-06510)).

Exhibit No
10.11	†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006 (SEC File No. 001-06510)).

10.12	†	Form of Stock Option Grant Notice and Form of Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.13	†	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.14		Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004, filed November 12, 2004 (SEC File No. 001-06510), and incorporated herein by reference).

10.15		Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.16		Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.17		Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.18		Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothek AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.19		Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothek AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.20		Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothek AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

Exhibit No
10.21	±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.22	±	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.23		Settlement Agreement entered into on April 19, 2011, by and between Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation. (filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.24		Mortgage, Security Agreement, Assignment of Rents, Fixture Filing and Financing Statement effective April 19, 2011. (filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.25	*	Settlement Agreement entered into on November 19, 2012, by and between Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation.

10.26		Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.27		Bay Golf Course Lease made and entered into effective September 30, 2010 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.28		Golf Academy Lease, made and entered into effective October 1, 2010 (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.29		Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000 and incorporated herein by reference).

21.	*	Subsidiaries of Maui Land & Pineapple Company, Inc.

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 1, 2013.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit No

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

MAUI LAND & PINEAPPLE COMPANY, INC.
By:	/s/ WARREN H. HARUKI Warren H. Haruki Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI Warren H. Haruki, Chairman of the Board &	Date March 1, 2013
Chief Executive Officer (Principal Executive Officer)
By	/s/ STEPHEN M. CASE Stephen M. Case, Director	Date March 1, 2013
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date March 1, 2013
By	/s/ KENT T. LUCIEN Kent T. Lucien, Director	Date March 1, 2013
By	/s/ DUNCAN MACNAUGHTON Duncan MacNaughton, Director	Date March 1, 2013
By	/s/ ARTHUR C. TOKIN Arthur C. Tokin, Director	Date March 1, 2013
By	/s/ TIM T. ESAKI Tim T. Esaki, Chief Financial Officer	Date March 1, 2013
(Principal Financial Officer)
By	/s/ PAULUS SUBRATA Paulus Subrata, Interim Controller (Principal Accounting Officer)	Date March 1, 2013