Form 10-Q
period 2013-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2013-05-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

HAWAII	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

200 Village Road, Lahaina, Maui, Hawaii 96761

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2013
Common Stock, no par value	18,772,187 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457	$829
Accounts receivable, less allowance of $94 and $262 for doubtful accounts	1,432	1,138
Prepaid expenses and other assets	533	466
Assets held for sale	2,522	2,483
Total Current Assets	4,944	4,916
PROPERTY	83,169	83,169
Accumulated depreciation	(38,354)	(37,668)
Net Property	44,815	45,501
OTHER ASSETS
Deferred development costs	7,641	7,612
Other noncurrent assets	3,440	3,456
Total Other Assets	11,081	11,068
TOTAL	$60,840	$61,485

LIABILITIES & STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$4,068	$4,068
Trade accounts payable	670	1,341
Payroll and employee benefits	173	151
Current portion of accrued retirement benefits	636	626
Income taxes payable	2,472	2,457
Deferred Revenue	466	48
Accrued contract terminations	4,094	4,094
Other accrued liabilities	1,894	1,900
Total Current Liabilities	14,473	14,685
LONG-TERM LIABILITIES
Long-term debt	46,900	45,200
Accrued retirement benefits	29,848	30,394
Other noncurrent liabilities	5,464	5,569
Total Long-Term Liabilities	82,212	81,163

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,698,714 and 18,664,068 shares issued and outstanding	76,579	76,410
Additional paid in capital	9,238	9,236
Accumulated deficit	(94,245)	(92,430)
Accumulated other comprehensive loss	(27,417)	(27,579)
Stockholders’ Deficiency	(35,845)	(34,363)
TOTAL	$60,840	$61,485

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$1,500
Commissions	96	319
Leasing	1,326	1,502
Utilities	827	829
Resort amenities and other	1,104	1,160
Total Operating Revenues	3,353	5,310

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	149
Other	397	443
Leasing	780	679
Utilities	555	624
Resort amenities and other	1,084	1,097
Selling and marketing	37	62
General and administrative	704	1,052
Gain on asset dispositions	—	(203)
Depreciation	687	734
Pension and other postretirement expense (Note 10)	222	266
Total Operating Costs and Expenses	4,466	4,903

Operating Income (Loss)	(1,113)	407
Interest expense, net	(694)	(634)
Loss from Continuing Operations, net of income taxes of $0	(1,807)	(227)
Loss from Discontinued Operations (Note 6), net of income taxes of $0	(8)	(17)
NET LOSS	$(1,815)	$(244)
Pension, net of income taxes of $0	228	185
COMPREHENSIVE LOSS	$(1,587)	$(59)

NET LOSS PER COMMON SHARE
—BASIC AND DILUTED
Continuing Operations	$(0.10)	$(0.01)
Discontinued Operations	—	—
Net Loss	$(0.10)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)
Share-based compensation expense			108			108
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	19	106	(106)			—
Shares cancelled to pay tax liability	(17)	(70)				(70)
Other Comprehensive Income - Pension					162	162
Net loss				(1,815)		(1,815)

Balance, March 31, 2013	18,699	$76,579	$9,238	$(94,245)	$(27,417)	$(35,845)

Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)
Share-based compensation expense			147			147
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	21	135	(135)			—
Shares cancelled to pay tax liability	(21)	(82)				(82)
Other Comprehensive Income - Pension					185	185
Net loss				(244)		(244)
Balance, March 31, 2012	18,622	$76,136	$9,223	$(88,072)	$(23,384)	$(26,097)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(1,759)	$(428)
INVESTING ACTIVITIES
Purchases of property	(4)	(12)
Proceeds from disposals of property	—	309
Payments for other assets	(39)	(47)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(43)	250
FINANCING ACTIVITIES
Proceeds from long-term debt	1,700	2,400
Payments of long-term debt and capital lease obligations	—	(1,453)
Debt issuance costs and other	(270)	(82)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,430	865
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(372)	687
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	829	890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$457	$1,577

Cash paid during the period:
Interest (net of amounts capitalized)	$566	$543

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $0 and $64,000 at March 31, 2013 and 2012, respectively.

•                  $150,000 and $250,000 of funds related to the sale of property were held in escrow pending the completion of post-closing obligations at March 31, 2013 and 2012, respectively.

•                  $133,100 and $150,300 of common stock was issued to certain members of the Company’s management at March 31, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

LIQUIDITY

The Company reported a net loss of $1.8 million for the three months ended March 31, 2013. The Company reported negative cash flows from operations of $1.8 million for the three months ended March 31, 2013. The Company had an excess of current liabilities over current assets of $9.5 million and a stockholders’ deficiency of $35.8 million at March 31, 2013.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities are scheduled to mature in May 2014. The Company is required to make a mandatory principal repayment of $4.1 million by December 31, 2013 under the American AgCredit credit facility.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company’s credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several purchase commitments and contingencies that could negatively impact its future cash flows, including commitments of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) of Kapalua Bay Holdings, LLC (Bay Holdings), a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10 and 13.

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

In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. The Company is in active negotiations with the lenders of the Residences at Kapalua Bay project to resolve its limited guarantees with respect to the completion of the project (as described in Note 8) and purchase commitment for the Amenities.

2.     Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.     Average Common Shares Outstanding Used to Compute Loss Per Share

	Three Months Ended
	March 31,
	2013	2012

Basic and diluted	18,673,220	18,583,882
Potentially dilutive	134,989	265,782

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

4.     Assets Held for Sale and Real Estate Sales

At March 31, 2013, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

In January 2012, the Company sold an 89-acre parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million and the Company utilized $353,000 of the proceeds to repay its term loan with American AgCredit, in accordance with the terms of its credit agreement.

5.     Long-Term Debt

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Wells Fargo revolving loans, 4.05%	$26,900	$25,200
American AgCredit term loan, 5.25%	24,068	24,068
Total	50,968	49,268
Less current portion	4,068	4,068
Long-term debt	$46,900	$45,200

WELLS FARGO

The Company has a $34.5 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of its real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of March 31, 2013, the Company had $7.1 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

AMERICAN AGCREDIT

The Company has a $24.1 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires a mandatory principal repayment of $4.1 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made a $353,000 principal repayment in January 2012, in conjunction with a sale of a non-collateralized real estate parcel in Upcountry Maui for $1.5 million. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of March 31, 2013, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

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

Income (loss) before income taxes from discontinued operations was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Income (Loss) from Discontinued Operations
Retail	$(1)	$(29)
Agriculture	(7)	12
Total	$(8)	$(17)

7.     Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Amounts reclassified from accumulated other comprehensive income related to defined pension items were $228,000 and $185,000 for the three months ended March 31, 2013 and 2012, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Kapalua Bay constructed a residential and timeshare development on land that it owns at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that is owned by the Company and leased to Kapalua Bay. Through March 31, 2013, the sale of 28 (84 total) whole-ownership units and 177 (744 total) fractional units have closed escrow.

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

Kapalua Bay has a construction loan agreement under which $289.7 million was outstanding at March 31, 2013, and that matured on August 1, 2011. The loan is collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay, Bay Holdings and other entities related to the project. On September 27, 2012, Kapalua Bay was notified that three of its five lenders assigned their loans and other interests to a non-affiliated investment firm. The public auction for the foreclosure proceeding was held on December 3, 2012 and on January 31, 2013, the investment firm was confirmed as the successful bidder of Kapalua Bay’s assets. As of March 31, 2013 the foreclosure has not been completed.

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. In 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. For the three months ended March 31, 2013 and 2012, loss from the operations of the Amenities was $57,500 and $125,200, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and is in active negotiations with lenders of the project to resolve its limited guarantees with respect to the completion of the project and purchase commitment for the Amenities. No provision has been recorded in the accompanying condensed consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

A group of owners of 12 whole-ownership units filed a lawsuit on June 7, 2012 against multiple parties, including Kapalua Bay and the Company. The lawsuit alleges that the defendant parties breached their fiduciary duties to the Association of Apartment Owners of Kapalua Bay Condominium (AOAO) and the plaintiffs. In addition, the lawsuit seeks certain injunctive and declaratory relief regarding the management and operations of the AOAO and the project. On December 31, 2012, The Ritz-Carlton Management Company, LLC (RCMC) terminated its management agreement with the AOAO and Kapalua Bay Vacation Owners Association (VOA). The AOAO and VOA entered into a management agreement with an entity controlled by Timbers Resorts effective January 1, 2013. The Company is presently unable to reasonably determine the impact, if any, of these matters on the accompanying condensed consolidated financial statements.

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

The Company has recorded $4.1 million in accrued contract terminations in the condensed consolidated balance sheets representing the remaining expected exposure to loss related to its involvement with the project.

Summarized operating information for Bay Holdings for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months
	Ended March 31,
	2013	2012
	(in thousands)

Revenues	$(32)	$1,650
Expenses	12,287	8,442
Net Loss	$(12,319)	$(6,792)

Bay Holdings has not recognized any impairment of the project’s assets since 2012. As discussed above, the Company’s carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company does not recognize any equity in the losses of Bay Holdings. As a result, management does not believe an adjustment for impairment charges, if any, would have a material impact to the condensed consolidated financial statements.

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $108,000 and $152,000 for the three months ended March 31, 2013 and 2012, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.1% and 3.9%, as of March 31, 2013 and 2012, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded an incentive bonus of $133,100 and $150,300 in February 2013 and 2012, respectively, based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 33,187 and 39,294 shares of common stock in February 2013 and 2012, respectively.

Stock Options

A summary of stock option award activity as of and for the three months ended March 31, 2013 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2012	79,000	$23.52
Forfeited or cancelled	(19,000)	$35.82	$12.29
Outstanding at March 31, 2013	60,000	$19.63	$7.33	4.1	$—
Exercisable at March 31, 2013	55,000	$20.94	$7.77	3.9	$—
Expected to vest at March 31, 2013 (2)	3,600	$5.20	$2.48	5.9	$—

(1)   For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the three months ended March 31, 2013 or 2012. The fair values of shares vested were $12,000 for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $12,000 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1 year.

Restricted Stock

During the three months ended March 31, 2013, 19,148 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of restricted stock activity as of and for the three months ended March 31, 2013 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2012	94,137	$5.56
Vested	(19,148)	$4.65
Nonvested balance at March 31, 2013	74,989	$5.94

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months
	Ended March 31,
	2013	2012
	(in thousands)

Interest cost	$720	$798
Expected return on plan assets	(726)	(717)
Recognized actuarial loss	228	185

Net expense	$222	$266

In 2011, the Company provided security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $5.2 million to support the unfunded liabilities of the Pension Plan for Bargaining Unit and Hourly Employees (Bargaining Plan). In April 2011, the Company executed a settlement agreement with the PBGC and pledged security of approximately 1,400 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.

In 2012, the Company provided additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees. In November 2012, the Company executed a settlement agreement with the PBGC and pledged security of approximately 7,000 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement.

The minimum required contributions to the Company’s defined benefit pension plans in 2013 are expected to be $2.1 million, of which $0.4 million has been funded through March 31, 2013.

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

At March 31, 2013, the Company had a liability of $248,000 for unrecognized tax benefits and accrued interest thereon of $914,000. At March 31, 2013 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

12.  Operating Segment Information

The Company’s presentation of its reportable operating segments is consistent with how the Company’s chief operating decision maker determines the allocation of resources. Reportable segments are as follows:

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

Financial results for each of the Company’s reportable segments for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months
	Ended March 31,
	2013	2012
	(in thousands)
Operating Revenues
Real Estate	$96	$1,819
Leasing	1,326	1,502
Utilities	827	829
Resort Amenities	1,100	1,134
Other	4	26
Total Operating Revenues	$3,353	$5,310

Operating Income (Loss) (1)
Real Estate	$(451)	$1,053
Leasing	(74)	176
Utilities	120	22
Resort Amenities	(21)	(40)
Other (2)	(687)	(804)
Total Operating Income (Loss)	(1,113)	407
Interest Expense, net	(694)	(634)

Loss from Continuing Operations	(1,807)	(227)

Loss from Discontinued Operations (Note 6)	(8)	(17)

Net Loss	$(1,815)	$(244)

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of March 31, 2013 has recorded a liability of $83,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to a previous agreement, the Company agreed to purchase from Kapalua Bay the Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. In 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. For the three months ended March 31, 2013 and 2012, loss from the operations of the Amenities was $57,500 and $125,200, respectively. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and has been in discussions with the other members of Bay Holdings and the lenders to negotiate the terms of the purchase and sale. No provision has been recorded in the accompanying consolidated financial statements with respect to the Company’s executory contract to purchase the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At March 31, 2013, the Company has recognized the fair value of its obligations under these agreements (Note 8).

On June 7, 2012, a group of owners of 12 whole-ownership units at the Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2013 and December 31, 2012 was $50,968,000 and $49,268,000, respectively, which approximated fair value. The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2013.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

CONSOLIDATED

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except share amounts)

Consolidated Revenues	$3,353	$5,310

Loss from Continuing Operations	$(1,807)	$(227)

Loss from Discontinued Operations	$(8)	$(17)

Net Loss	$(1,815)	$(244)

Net Loss Per Common Share	$(0.10)	$(0.01)

The decrease in consolidated revenues and increase in net loss during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to sale of an 89-acre parcel in Upcountry Maui for $1.5 million in January 2012.

REAL ESTATE

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Revenues	$96	$1,819
% of consolidated revenues	3%	34%

Operating Income (Loss)	$(451)	$1,053

Revenues for the three months ended March 31, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory during the three months ended March 31, 2013. The other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $96,000 and $319,000 for the three months ended March 31, 2013 and 2012, respectively.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Revenues	$1,326	$1,502
% of consolidated revenues	40%	28%

Operating Income (Loss)	$(74)	$176

The decrease in leasing revenues and operating income during the three months ended March 31, 2013 was primarily due to an early lease termination of our zipline operator in February 2013.

UTILITIES

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Revenues	$827	$829
% of consolidated revenues	25%	16%

Operating Income	$120	$22

Increased operating profits for the three months ended March 31, 2013 are due primarily to lower corporate level general and administration expense allocations.

RESORT AMENITIES

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Revenues	$1,100	$1,134
% of consolidated revenues	33%	21%

Operating Loss	$(21)	$(40)

Decrease in revenues during the three months ended March 31, 2013 reflects lower membership dues in the Kapalua Club’s membership base. The decrease in operating loss is attributed to lower corporate level general and administration expense allocations.

GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

General and Administrative	$704	$1,052

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

Lower general and administrative expenses in 2013 were primarily due to reduced staffing levels, and lower professional services and outside consultant costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2013, our total debt was $51 million, compared to $49.3 million at December 31, 2012, and we had approximately $7.1 million available under our revolving line of credit and $0.4 million in cash and cash equivalents. Cash used in operating activities was $1.8 million for the three months ended March 31, 2013. At March 31, 2013, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $35.8 million.

Revolving Line of Credit with Wells Fargo

We have a $34.5 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. Additional borrowings in the first quarter were used to fund operations.

As of March 31, 2013, we had $7.1 million available borrowing capacity and irrevocable letters of credit totaling $0.5 million that were secured by the line of credit.

Term Loan with American AgCredit

We have a $24.1 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires a mandatory principal repayment of $4.1 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, we made a $353,000 principal repayment in January 2012, in conjunction with a sale of a non-collateralized real estate parcel in Upcountry Maui for $1.5 million. The loan is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Cash Flows

In the first three months of 2013, consolidated net cash used in operating activities for 2013 was $1.8 million compared to $428,000 for the first three months of 2012. The increase in net cash used in operating activities was primarily due to the costs associated with defending various claims and legal actions pending against the Company. For the first three months of 2013, debt modification fees of $200,000 were included in financing activities.

Future Cash Inflows and Outflows

Our plans for 2013 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

Our cash outlook for 2013 and our ability to continue to meet our loan covenants and to continue as a going concern is highly dependent on successfully implementing our business initiatives and selling real estate assets at acceptable prices. If we are unable to meet our loan covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings.

We are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments up to $35 million related to our investment in Bay Holdings to purchase the Amenities, an EEOC matter related to our discontinued agricultural operations, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 8, 10 and 13 to the accompanying condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

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

Contributions to our defined benefit pension plans are expected to be approximately $2.1 million in 2013.

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

•                  obligations related to Kapalua Bay Holdings, LLC (Bay Holdings), including the possible purchase of certain amenities of the Residences at Kapalua Bay, completion of foreclosure, certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay and certain limited recourse obligations with respect to Bay Holdings;

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 2, 2013	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                 Filed herewith.

(2)                                 Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.