Form 10-Q
period 2013-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2013-07-26
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2013
Common Stock, no par value	18,778,679 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$469	$829
Accounts receivable, less allowance of $71 and $262 for doubtful accounts	1,220	1,138
Prepaid expenses and other assets	379	466
Assets held for sale	2,177	2,483
Total Current Assets	4,245	4,916

PROPERTY	81,115	83,169
Accumulated depreciation	(39,004)	(37,668)

Net Property	42,111	45,501

OTHER ASSETS
Deferred development costs	7,722	7,612
Other noncurrent assets	3,404	3,456

Total Other Assets	11,126	11,068

TOTAL	$57,482	$61,485

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$48,607	$4,068
Trade accounts payable	520	1,341
Payroll and employee benefits	183	151
Current portion of accrued retirement benefits	618	626
Income taxes payable	2,144	2,457
Deferred revenue	260	48
Accrued contract terminations	4,094	4,094
Other accrued liabilities	1,164	1,900
Total Current Liabilities	57,590	14,685

LONG-TERM LIABILITIES
Long-term debt	—	45,200
Accrued retirement benefits	29,284	30,394
Other noncurrent liabilities	5,311	5,569
Total Long-Term Liabilities	34,595	81,163

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,711,604 and 18,664,068 shares issued and outstanding	76,659	76,410
Additional paid in capital	9,241	9,236
Accumulated deficit	(93,414)	(92,430)
Accumulated other comprehensive loss	(27,189)	(27,579)
Stockholders’ Deficiency	(34,703)	(34,363)
TOTAL	$57,482	$61,485

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Commissions	$95	$244
Leasing	1,197	1,479
Utilities	956	714
Resort amenities and other	859	1,015
Total Operating Revenues	3,107	3,452

OPERATING COSTS AND EXPENSES
Real estate
Other	442	431
Leasing	609	636
Utilities	539	258
Resort amenities and other	830	1,000
General and administrative	730	744
Gain on asset dispositions	—	(31)
Depreciation	688	730
Pension and other postretirement expense (Note 10)	222	266
Total Operating Costs and Expenses	4,060	4,034

Operating Loss	(953)	(582)
Interest expense, net	(506)	(466)
Loss from Continuing Operations, net of income taxes of $0	(1,459)	(1,048)
Income from Discontinued Operations (Note 6), net of income taxes of $116	2,290	14
NET INCOME (LOSS)	831	(1,034)
Pension, net of income taxes of $0	228	185
COMPREHENSIVE INCOME (LOSS)	$1,059	$(849)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.08)	$(0.06)
Discontinued Operations	0.12	—
Net Income (Loss)	$0.04	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$1,500
Commissions	191	563
Leasing	2,523	2,981
Utilities	1,783	1,543
Resort amenities and other	1,963	2,175
Total Operating Revenues	6,460	8,762

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	149
Other	839	874
Leasing	1,389	1,315
Utilities	1,094	882
Resort amenities and other	1,914	2,097
General and administrative	1,471	1,858
Gain on asset dispositions	—	(234)
Depreciation	1,375	1,464
Pension and other postretirement expense (Note 10)	444	532
Total Operating Costs and Expenses	8,526	8,937

Operating Loss	(2,066)	(175)
Interest expense, net	(1,200)	(1,100)
Loss from Continuing Operations, net of income taxes of $0	(3,266)	(1,275)
Income (Loss) from Discontinued Operations (Note 6), net of income taxes of $116	2,282	(3)
NET LOSS	(984)	(1,278)
Pension, net of income taxes of $0	390	370
COMPREHENSIVE LOSS	$(594)	$(908)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.17)	$(0.07)
Discontinued Operations	0.12	—
Net Loss	$(0.05)	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

Share-based compensation expense			215			215
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	38	210	(210)			—
Shares cancelled to pay tax liability	(23)	(94)				(94)
Other comprehensive income-pension					390	390
Net loss				(984)		(984)

Balance, June 30, 2013	18,712	$76,659	$9,241	$(93,414)	$(27,189)	$(34,703)

Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			267			267
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	40	247	(247)			—
Shares cancelled to pay tax liability	(26)	(103)				(103)
Other comprehensive income-pension					370	370
Net loss				(1,278)		(1,278)

Balance, June 30, 2012	18,636	$76,227	$9,231	$(89,106)	$(23,199)	$(26,847)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(3,057)	$(1,146)

INVESTING ACTIVITIES
Purchases of property	(5)	(194)
Proceeds from disposals of property	3,760	410
Payments for other assets	(54)	(91)

NET CASH PROVDED BY INVESTING ACTIVITIES	3,701	125

FINANCING ACTIVITIES
Proceeds from long-term debt	2,900	2,800
Payments of long-term debt and capital lease obligations	(3,561)	(1,453)
Debt issuance costs and other	(343)	(103)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,004)	1,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(360)	223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	829	890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$469	$1,113

Cash paid during the period:
Interest (net of amounts capitalized)	$1,162	$1,092

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $8,000 and $12,000 at June 30, 2013 and 2012, respectively.

•                  $150,000 of funds related to the sale of property were held in escrow pending the completion of post-closing obligations at both June 30, 2013 and 2012.

•                 $133,100 and $150,300 of common stock were issued to certain members of the Company’s management at June 30, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

LIQUIDITY

The Company reported a net loss of $1.0 million for the six months ended June 30, 2013. The Company reported negative cash flows from operations of $3.1 million for the six months ended June 30, 2013. The Company had an excess of current liabilities over current assets of $53.3 million and a stockholders’ deficiency of $34.7 million at June 30, 2013.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities are scheduled to mature in May 2014 and have been classified as currently due. The Company is required to pay down its principal balance to $20 million by December 31, 2013 under the American AgCredit credit facility. The Company has made $1.8 million of the mandatory principal repayment as of June 30, 2013.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company’s credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including a commitment of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) from the new owners of the Residences at Kapalua Bay, a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, an Internal Revenue Service (IRS) settlement related to previously filed tax returns, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10, 11 and 13.

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

3.              Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic and diluted	18,698,856	18,622,587	18,685,971	18,602,987
Potentially dilutive	128,591	222,145	128,591	222,145

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

4.              Assets Held for Sale and Real Estate Sales

At June 30, 2013, assets held for sale included a 10-acre parcel in West Maui. At December 31, 2012, assets held for sale included a 7-acre parcel in central Maui and a 630-acre parcel in upcountry Maui.

In June 2013, the Company sold a 7-acre parcel that was the last of its former agricultural processing facilities in central Maui for $4.0 million. The sale resulted in a gain of $1.9 million and has been reflected in discontinued operations.

In January 2012, the Company sold an 89-acre former agricultural parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million.

5.              Long-Term Debt

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Wells Fargo revolving loans, 4.05%	$26,300	$25,200
American AgCredit term loan, 5.25%	22,307	24,068
Total	48,607	49,268
Less current portion	48,607	4,068
Long-term debt	$—	$45,200

WELLS FARGO

The Company has a $32.7 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of June 30, 2013, the Company had $6.4 million available borrowing capacity.

AMERICAN AGCREDIT

The Company has a $22.3 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires that the principal balance be paid down to $20 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made $1.8 million and $353,000 of principal repayments in June 2013 and January 2012, respectively, in conjunction with the sales of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of June 30, 2013, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

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

Income (loss) from discontinued operations for the three and six months ended June 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel in central Maui which was part of the Company’s former agricultural processing facilities and a $0.5 million reversal of accrued income taxes and related interest resulting from the Company’s settlement with the IRS.

Income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Income (Loss) from Discontinued Operations
Retail	$(3)	$4	$(4)	$(24)
Agriculture	2,293	10	2,286	21
Total	$2,290	$14	$2,282	$(3)

7.              Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Amounts reclassified from accumulated other comprehensive income related to defined benefit pension items were $390,000 and $370,000 for the six months ended June 30, 2013 and 2012, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

8.              Investments in Affiliates

The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC (Bay Holdings), which is the sole member of Kapalua Bay LLC (Kapalua Bay). The other members of Bay Holdings are MH Kapalua Venture, LLC, 34%, and ER Kapalua Investors Fund, LLC, 15%. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. Under the LLC agreement, major decisions require the approval of either 75% or 100% of the membership interests. The Company has been designated as the managing member of Bay Holdings. Profits and losses of Bay Holdings were allocated in proportion to the members’ ownership interests, which approximated the estimated cash distributions to the members.

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

Kapalua Bay has a construction loan agreement that matured on August 1, 2011.  The loan was collateralized by the project assets including the land that is owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings have guaranteed to the lenders completion of the project and recourse with regard to certain acts, but have not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay.  The foreclosure was completed on June 13, 2013 and the loan collateral including the unsold inventory, leasehold spa improvements, and the Amenities purchase and sale agreements between the Company and Kapalua Bay, were transferred to a firm affiliated with one of the two remaining lenders.

Pursuant to previous agreements, the Company agreed to purchase from Kapalua Bay certain Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. These purchase and sale agreements were part of the lenders’ loan collateral and were foreclosed upon in June 2013. In 2010, Bay Holdings recorded impairment charges in its consolidated financial statements of approximately $23 million related to the Amenities. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and is in active negotiations with the new owners of the project to resolve its purchase commitment for the Amenities. If the Amenities are subsequently acquired, they will be evaluated for impairment and could result in a loss.

The Company has recorded $4.1 million in accrued contract terminations in the condensed consolidated balance sheets representing its remaining expected exposure to certain purchase commitments, contingencies and other legal matters associated with the project. These matters are further described in Note 13.

Summarized operating information for Bay Holdings for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Revenues	$44	$(2,068)	$14	$(418)
Expenses	(151,114)	11,703	(138,825)	20,145
Net Income (Loss)	$151,158	$(13,771)	$138,839	$(20,563)

The three and six months periods ended June 30, 2013 information above includes the recognition of Kapalua Bay’s gain on foreclosure of approximately $165 million resulting from $228 million of debt forgiveness. As discussed above, the Company’s carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the Company’s income attributable to Bay Holdings exceeds its accumulated losses.

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $106,000 and $120,000 for the three months ended June 30, 2013 and 2012, respectively, and $215,000 and $267,000 for the six months ended June 30, 2013 and 2012, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3.0% and 3.3%, as of June 30, 2013 and 2012, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded an incentive bonus of $133,100 and $150,300 in February 2013 and 2012, respectively, based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 33,187 and 39,294 shares of common stock in February 2013 and 2012, respectively.

Stock Options

A summary of stock option award activity as of and for the six months ended June 30, 2013 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2012	79,000	$23.52
Forfeited or cancelled	(19,000)	$35.82	$12.29
Outstanding at June 30, 2013	60,000	$19.63	$7.33	3.9	$—
Exercisable at June 30, 2013	55,000	$20.94	$7.77	3.7	$—
Expected to vest at June 30, 2013 (2)	3,600	$5.20	$2.48	5.7	$—

(1)         For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised during the six months ended June 30, 2013 or 2012. The fair values of shares vested during the six months ended June 30, 2013 and 2012 were $12,000 and $79,000, respectively. As of June 30, 2013, there was $9,000 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock

During the six months ended June 30, 2013, 37,546 shares of restricted stock vested as directors’ and management’s service requirements were met.

A summary of restricted stock activity as of and for the six months ended June 30, 2013 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2012	94,137	$5.56
Granted	12,000	$4.35
Vested	(37,546)	$4.74
Nonvested balance at June 30, 2013	68,591	$5.74

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Interest cost	$720	$798	$1,440	$1,596
Expected return on plan assets	(726)	(717)	(1,452)	(1,434)
Recognized actuarial loss	228	185	456	370

Net expense	$222	$266	$444	$532

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

In June 2013, the State of Hawaii enacted a bill directing the State’s Department of Land and Natural Resources (DLNR), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that the Company uses the proceeds of the sale to benefit the Company’s defined benefit pension plans. As of June 30, 2013, the Company had unfunded pension fund liabilities of $25 million. The unfunded obligations are secured by approximately 7,000 acres in West Maui, which includes Lipoa Point.  The passage of the bill does not obligate the DLNR to purchase the property or obligate the Company to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which the Company’s unfunded pension fund liabilities would be reduced is uncertain. Any such reduction may not be sufficient to release the security interest on any of the Company’s other West Maui property securing the Company’s unfunded pension fund liabilities.

The minimum required contributions to the Company’s defined benefit pension plans in 2013 are expected to be $2.1 million, of which $0.9 million has been funded through June 30, 2013.

11.       Income Taxes

The effective tax rate for 2013 and 2012 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss); and such amounts are included in income taxes payable on the Company’s condensed consolidated balance sheets.

At June 30, 2013, the Company had a liability of $28,000 for unrecognized tax benefits and accrued interest thereon of $290,000. At June 30, 2013 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

In April 2013, the Company and the IRS arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS. The Company is currently in discussion with the IRS regarding the payment terms of the settlement. As a result of the settlement, the Company reversed $0.5 million it had previously accrued in income taxes payable and accrued interest in estimating its exposure for this matter. The reversal has been reported in discontinued operations in the accompanying condensed consolidated financial statements.

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

•                  Resort Amenities include a beach club and a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Financial results for each of the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating Revenues
Real Estate	$95	$244	$191	$2,063
Leasing	1,197	1,479	2,523	2,981
Utilities	956	714	1,783	1,543
Resort Amenities	855	1,006	1,955	2,140
Other	4	9	8	35
Total Operating Revenues	$3,107	$3,452	$6,460	$8,762

Operating Loss (1)
Real Estate	$(496)	$(341)	$(947)	$712
Leasing	(32)	214	(106)	390
Utilities	263	319	383	341
Resort Amenities	3	(19)	(18)	(59)
Other (2)	(691)	(755)	(1,378)	(1,559)
Total Operating Loss	(953)	(582)	(2,066)	(175)
Interest Expense, net	(506)	(466)	(1,200)	(1,100)

Loss from Continuing Operations	(1,459)	(1,048)	(3,266)	(1,275)

Income (Loss) from Discontinued Operations (Note 6)	2,290	14	2,282	(3)

Net Income (Loss)	$831	$(1,034)	$(984)	$(1,278)

(1)  Includes allocations of general and administrative expenses.

(2)  Consists primarily of unallocated general and administrative, pension, and miscellaneous expenses.

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of June 30, 2013 has recorded a liability of $83,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Investments in Affiliates

Pursuant to previous agreements, the Company agreed to purchase from Kapalua Bay certain Amenities that were completed in 2009 at the actual construction cost of approximately $35 million. These purchase and sale agreements were part of the lenders loan collateral and were foreclosed upon in June 2013. The Company does not have sufficient liquidity to purchase the Amenities at the actual construction cost of approximately $35 million and is in active negotiations with the new owners of the project to resolve its purchase commitment for the Amenities (Note 8).

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At June 30, 2013, the Company has recorded $4.1 million representing the fair value of its obligations under these agreements (Note 8).

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

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests).  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2013 and December 31, 2012 was $48,607,000 and $49,268,000, respectively, which approximated fair value. The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

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

•                  Resort Amenities—Within the Kapalua Resort, we manage a beach club and a private club membership program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2013.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012; and Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

CONSOLIDATED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands except share amounts)

Consolidated Revenues	$3,107	$3,452	$6,460	$8,762

Loss From Continuing Operations	$(1,459)	$(1,048)	$(3,266)	$(1,275)

Income (Loss) From Discontinued Operations	$2,290	$14	$2,282	$(3)

Net Income (Loss)	$831	$(1,034)	$(984)	$(1,278)

Net Income (Loss) Per Common Share	$0.04	$(0.06)	$(0.05)	$(0.07)

Income (loss) from discontinued operations for the three and six months ended June 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was part of our former agricultural processing facilities in central Maui and a $0.5 million reversal of accrued income taxes payable and accrued interest resulting from our settlement with the IRS (Notes 6 and 11 to our condensed consolidated financial statements). Consolidated revenues for the six months ended June 30, 2012 included $1.5 million from the sale of an 89-acre former agricultural parcel in Upcountry Maui.

REAL ESTATE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$95	$244	$191	$2,063

Operating Profit (Loss)	$(496)	$(341)	$(947)	$712

Revenues for the six months ended June 30, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory during the six months ended June 30, 2013. Other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $191,000 and $563,000 for the six months ended June 30, 2013 and 2012, respectively.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$1,197	$1,479	$2,523	$2,981

Operating Profit (Loss)	$(32)	$214	$(106)	$390

The decrease in leasing revenues and operating results for the three and six months ended June 30, 2013 was primarily due to the termination of our ziplines operator lease in February 2013.

UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$956	$714	$1,783	$1,543

Operating Profit	$263	$319	$383	$341

The increase in utilities revenues for the three and six months ended June 30, 2013 was primarily the result of increased consumption of West Maui non-potable irrigation water due to drier weather conditions.

RESORT AMENITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$855	$1,006	$1,955	$2,140

Operating Profit (Loss)	$3	$(19)	$(18)	$(59)

The decrease in resort amenities revenues for the three and six months ended June 30, 2013 was due to a decline in Kapalua Club membership dues.  In addition, we ceased operating the spa in June 2013 in conjunction with the conclusion of the Residences at Kapalua Bay foreclosure proceeding.

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

General and Administrative	$730	$744	$1,471	$1,858

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

Lower general and administrative expenses for the three and six months ended June 30, 2013 were primarily due to reduced staffing levels, and lower professional services and outside consultant costs.

DISCONTINUED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Income (Loss) from Discontinued Operations Before Income Taxes	$2,290	$14	$2,282	$(3)

Our former retail, golf and agriculture operations are reported as discontinued operations. Income (loss) from discontinued operations for the three and six months ended June 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was part of our former agricultural processing facilities in central Maui and a $0.5 million reversal of accrued income taxes payable and interest resulting from our settlement with the IRS (Notes 6 and 11 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2013, our total debt was $48.6 million, compared to $49.3 million at December 31, 2012, and we had approximately $6.4 million available under our revolving line of credit and $0.5 million in cash and cash equivalents. Cash used in operating activities was $3.1 million for the six months ended June 30, 2013. At June 30, 2013, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $34.7 million.

Revolving Line of Credit with Wells Fargo

We have a $32.7 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. Additional borrowings in the first quarter were used to fund operations.

As of June 30, 2013, we had $6.4 million available borrowing capacity.

Term Loan with American AgCredit

We have a $22.3 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan requires that the principal balance be paid down to $20 million by December 31, 2013. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, we made $1.8 million and $353,000 principal repayments in June 2013 and January 2012, respectively, in conjunction with the sales of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of our real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Cash Flows

During the first six months of 2013, consolidated net cash used in operating activities was $3.1 million compared to $1.1 million during the first six months of 2012. The increase in net cash used in operating activities was primarily due to the costs associated with defending various claims and legal actions pending against the Company. In addition, the sale of real estate inventory provided $1.4 million of cash in January 2012. For the first six months of 2013, loan modification fees of $248,000 were included in financing activities.

Future Cash Inflows and Outflows

Our plans for 2013 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be used to partially repay outstanding indebtedness, settle our remaining legacy issues and provide general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

Contributions to our defined benefit pension plans are expected to be approximately $2.1 million in 2013. We do not anticipate any significant development or capital expenditures in 2013.

Our cash outlook for 2013 and our ability to continue to meet our loan covenants and to continue as a going concern are highly dependent on successfully implementing our business initiatives and selling real estate assets at acceptable prices. If we are unable to meet our loan covenants resulting in our loan borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings.

We are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments of up to $35 million to purchase the Amenities from the new owners of the Residences at Kapalua Bay, an EEOC matter related to our discontinued agricultural operations, an IRS settlement related to previously filed tax returns, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 8, 10, 11 and 13 to the accompanying condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts. We are in active negotiations with the new owners of the Residences at Kapalua Bay project to resolve our limited guarantees and purchase commitment for the Amenities. We are also actively working with our lenders to extend the maturity dates of our credit facilities.

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

•                  obligations related to the Residences at Kapalua Bay project, including the possible purchase of certain amenities of the Residences at Kapalua Bay, certain limited guarantees entered into with respect to the completion of the Residences at Kapalua Bay and certain limited recourse obligations with respect to Bay Holdings;

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests).  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. The Company is presently unable to reasonably estimate the amount of probable liability, if any, related to this matter and, accordingly, has made no provision in the accompanying condensed consolidated financial statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

July 26, 2013	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                 Filed herewith.

(2)                                 Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.