Form 10-Q
period 2013-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2013-11-12
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, no par value	18,773,171 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$420	$829
Accounts receivable, less allowance of $144 and $262 for doubtful accounts	1,127	1,138
Prepaid expenses and other assets	491	466
Assets held for sale	2,215	2,483
Total Current Assets	4,253	4,916

PROPERTY	80,816	83,169
Accumulated depreciation	(39,346)	(37,668)
Net Property	41,470	45,501

OTHER ASSETS
Deferred development costs	7,777	7,612
Other noncurrent assets	3,168	3,456
Total Other Assets	10,945	11,068

TOTAL	$56,668	$61,485

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$50,507	$4,068
Trade accounts payable	620	1,341
Payroll and employee benefits	308	151
Current portion of accrued retirement benefits	594	626
Income taxes payable	1,598	2,457
Deferred revenue	169	48
Accrued contract terminations	4,094	4,094
Other accrued liabilities	1,121	1,900
Total Current Liabilities	59,011	14,685
LONG-TERM LIABILITIES
Long-term debt	—	45,200
Accrued retirement benefits	28,437	30,394
Other noncurrent liabilities	5,176	5,569
Total Long-Term Liabilities	33,613	81,163
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized, 18,724,494 and 18,664,068 shares issued and outstanding	76,741	76,410
Additional paid in capital	9,242	9,236
Accumulated deficit	(94,978)	(92,430)
Accumulated other comprehensive loss	(26,961)	(27,579)
Total Stockholders’ Deficiency	(35,956)	(34,363)
TOTAL	$56,668	$61,485

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Commissions	$206	$90
Leasing	1,315	1,413
Utilities	1,010	1,085
Resort amenities and other	303	1,034
Total Operating Revenues	2,834	3,622

OPERATING COSTS AND EXPENSES
Real estate
Other	613	396
Leasing	726	707
Utilities	588	791
Resort amenities and other	266	996
General and administrative	685	667
Loss on asset dispositions	61	5
Depreciation	583	719
Pension and other postretirement expense (Note 10)	222	266
Total Operating Costs and Expenses	3,744	4,547

Operating Loss	(910)	(925)
Interest expense, net	(641)	(759)
Loss from Continuing Operations, net of income taxes of $0	(1,551)	(1,684)
(Loss) Income from Discontinued Operations (Note 6), net of income taxes of $0	(13)	68
NET LOSS	(1,564)	(1,616)
Pension, net of income taxes of $0	228	185
COMPREHENSIVE LOSS	$(1,336)	$(1,431)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.08)	$(0.09)
Discontinued Operations	—	—
Net Loss	$(0.08)	$(0.09)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands except
	share amounts)
OPERATING REVENUES
Real estate
Sales	$—	$1,500
Commissions	397	653
Leasing	3,838	4,394
Utilities	2,793	2,628
Resort amenities and other	2,266	3,209
Total Operating Revenues	9,294	12,384

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	—	149
Other	1,452	1,270
Leasing	2,115	2,022
Utilities	1,682	1,673
Resort amenities and other	2,180	3,093
General and administrative	2,156	2,525
Loss (Gain) on asset dispositions	61	(229)
Depreciation	1,958	2,183
Pension and other postretirement expense (Note 10)	666	798
Total Operating Costs and Expenses	12,270	13,484

Operating Loss	(2,976)	(1,100)
Interest expense, net	(1,841)	(1,859)
Loss from Continuing Operations, net of income taxes of $0	(4,817)	(2,959)
Income from Discontinued Operations (Note 6), net of income taxes of $116 and $0	2,269	65
NET LOSS	(2,548)	(2,894)
Pension, net of income taxes of $0	618	555
COMPREHENSIVE LOSS	$(1,930)	$(2,339)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.26)	$(0.16)
Discontinued Operations	0.12	—
Net Loss	$(0.14)	$(0.16)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Nine Months Ended September 30, 2013 and 2012

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

Share-based compensation expense			319			319
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	56	313	(313)			—
Shares cancelled to pay tax liability	(29)	(115)				(115)
Other comprehensive income-pension					618	618
Net loss				(2,548)		(2,548)

Balance, September 30, 2013	18,724	$76,741	$9,242	$(94,978)	$(26,961)	$(35,956)

Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)

Share-based compensation expense			379			379
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	60	358	(358)			—
Shares cancelled to pay tax liability	(32)	(115)				(115)
Other comprehensive income-pension					555	555
Net loss				(2,894)		(2,894)

Balance, September 30, 2012	18,650	$76,326	$9,232	$(90,722)	$(23,014)	$(28,178)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(4,941)	$(2,320)
INVESTING ACTIVITIES
Purchases of property	(8)	(203)
Proceeds from disposals of property	3,760	405
Payments for other assets	(92)	(134)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,660	68

FINANCING ACTIVITIES
Proceeds from long-term debt	4,800	3,500
Payments of long-term debt	(3,561)	(1,453)
Debt issuance costs and other	(367)	(115)
NET CASH PROVIDED BY FINANCING ACTIVITIES	872	1,932
NET DECREASE IN CASH AND CASH EQUIVALENTS	(409)	(320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	829	890
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$420	$570

Cash paid during the period:
Interest (net of amounts capitalized)	$1,762	$1,608
Income taxes	$550	$—

Supplemental Non-Cash Investing and Financing Activities—

•                  Amounts included in trade accounts payable for additions to property and for other investing activities totaled $1,000 and $6,000 at September 30, 2013 and 2012, respectively.

•                  $133,100 and $150,300 of common stock were issued to certain members of the Company’s management at September 30, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2013 and 2012. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

LIQUIDITY

The Company reported a net loss of $2.5 million for the nine months ended September 30, 2013. Included in the net loss was a $1.9 million gain from the sale of a 7-acre parcel in June 2013 that was part of the Company’s former agricultural processing facilities. The Company reported negative cash flows from operations of $4.9 million for the nine months ended September 30, 2013. The Company had an excess of current liabilities over current assets of $54.8 million and a stockholders’ deficiency of $36 million at September 30, 2013.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities are scheduled to mature in May 2014 and have been classified as currently due. The Company is required to pay $2.3 million to reduce its principal balance to $20 million by December 31, 2013 under the American AgCredit credit facility.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company’s credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including a commitment of up to $35 million to purchase the spa, beach club improvements and the sundry store (the “Amenities”) from the new owners of the Residences at Kapalua Bay, a U.S. Equal Employment Opportunity Commission (EEOC) matter related to the Company’s discontinued agricultural operations, the timing of payments under an Internal Revenue Service (IRS) settlement related to previously filed tax returns, and funding requirements related to the Company’s defined benefit pension plans. These matters are further described in Notes 8, 10, 11, 13 and 15.

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

In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. The Company is in active negotiations with the new owners of the Residences at Kapalua Bay project to resolve its limited guarantees with respect to the completion of the project (as described in Note 8) and purchase commitment for the Amenities. The Company is also actively working with its lenders to extend the maturity dates of its credit facilities.

2.              Use of Estimates

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

3.              Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Basic and diluted	18,712,284	18,636,479	18,694,775	18,618,189
Potentially dilutive	110,193	192,908	110,193	192,908

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares from share-based compensation arrangements had been issued.

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

4.              Assets Held for Sale and Real Estate Sales

At September 30, 2013, assets held for sale included a 10-acre parcel in West Maui. At December 31, 2012, assets held for sale included a 7-acre parcel in Central Maui and a 630-acre parcel in Upcountry Maui.

In June 2013, the Company sold a 7-acre parcel that was the last of its former agricultural processing facilities in Central Maui for $4.0 million. The sale resulted in a gain of $1.9 million and has been reflected in discontinued operations.

In January 2012, the Company sold an 89-acre former agricultural parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million.

5.              Long-Term Debt

Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Wells Fargo revolving loans, 4.00% and 4.05%, respectively	$28,200	$25,200
American AgCredit term loan, 5.00% and 5.25%, respectively	22,307	24,068
Total	50,507	49,268
Less current portion	50,507	4,068
Long-term debt	$—	$45,200

WELLS FARGO

The Company has a $32.7 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of September 30, 2013, the Company had $4.5 million available borrowing capacity.

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

As of September 30, 2013, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

6.              Discontinued Operations

In September 2011, the Company ceased all retail operations at the Kapalua Resort. In March 2011, the Company ceased operations of the two championship golf courses at the Kapalua Resort. In December 2009, the Company ceased all agriculture operations. Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

Income (loss) from discontinued operations for the nine months ended September 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel in Central Maui that was part of the Company’s former agricultural processing facilities and a $0.5 million reversal of accrued income taxes and related interest resulting from the Company’s settlement with the IRS.

Income (loss) before income taxes from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Income (Loss) from Discontinued Operations
Retail	$6	$11	$2	$(14)
Agriculture	(19)	57	2,267	79
Total	$(13)	$68	$2,269	$65

7.              Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Amounts reclassified from accumulated other comprehensive income related to defined benefit pension items were $618,000 and $555,000 for the nine months ended September 30, 2013 and 2012, respectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Summarized operating information for Bay Holdings for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Revenues	$—	$(455)	$14	$(873)
Expenses	4,131	17,190	(134,694)	37,335
Net (Loss) Income	$(4,131)	$(17,645)	$134,708	$(38,208)

The nine months period ended September 30, 2013 information above includes the recognition of Kapalua Bay’s gain on foreclosure of approximately $165 million resulting from $228 million of debt forgiveness. As discussed above, the Company’s carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company will not recognize any additional equity in the earnings (losses) of Bay Holdings until the Company’s income attributable to Bay Holdings exceeds its accumulated losses.

9.              Share-Based Compensation

The total compensation expense recognized for share-based compensation was $106,000 and $112,000 for the three months ended September 30, 2013 and 2012, respectively, and $319,000 and $379,000 for the nine months ended September 30, 2013 and 2012, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 2.9% and 3.2%, as of September 30, 2013 and 2012, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded an incentive bonus of $133,100 and $150,300 in February 2013 and 2012, respectively, based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan.  In accordance with the plan, the incentive award was settled through the issuance of 33,187 and 39,294 shares of common stock in February 2013 and 2012, respectively.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2013 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2012	79,000	$23.52
Forfeited or cancelled	(19,000)	$35.82	$12.29
Outstanding at September 30, 2013	60,000	$19.63	$7.33	3.6	$—
Exercisable at September 30, 2013	55,000	$20.94	$7.77	3.4	$—
Expected to vest at September 30, 2013 (2)	3,600	$5.20	$2.48	5.4	$—

(1)         For in-the-money options

(2)         Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised during the nine months ended September 30, 2013 or 2012. The fair values of shares vested during the nine months ended September 30, 2013 and 2012 were $12,000 and $79,000, respectively. As of September 30, 2013, there was $5,000 of total unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock

During the nine months ended September 30, 2013, 55,944 shares of restricted stock vested as directors’ and management’s service requirements were met.

A summary of restricted stock activity as of and for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2012	94,137	$5.56
Granted	12,000	$4.35
Vested	(55,944)	$4.77
Nonvested balance at September 30, 2013	50,193	$5.73

10.       Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Interest cost	$720	$798	$2,160	$2,394
Expected return on plan assets	(726)	(717)	(2,178)	(2,151)
Recognized actuarial loss	228	185	684	555

Net expense	$222	$266	$666	$798

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

The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. In November 2012, the Company executed a settlement agreement with the PBGC and pledged security of approximately 7,000 acres in West Maui that will be released in five years if the Company does not otherwise default on the agreement. No formal appraisal or determination of the fair value of the 7,000 acres was performed by the Company in connection with the settlement agreement with the PBGC.

In June 2013, the State of Hawaii enacted a bill directing the Department of Land and Natural Resources (DLNR), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that the Company uses the proceeds of the sale to benefit the Company’s defined benefit pension plans. As of September 30, 2013, the Company had unfunded pension fund liabilities of $24.2 million. The unfunded obligations are secured by approximately 8,400 acres in West Maui with a carrying value of $1.8 million, which includes Lipoa Point.  The passage of the bill does not obligate the DLNR to purchase the property or obligate the Company to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which the Company’s unfunded pension fund liabilities would be reduced is uncertain. Any such reduction may not be sufficient to release the security interest on any of the Company’s other West Maui real estate holdings securing the Company’s unfunded pension fund liabilities.

The minimum required contributions to the Company’s defined benefit pension plans in 2013 are expected to be $2.1 million, of which $1.6 million has been funded through September 30, 2013. Management believes that it will be able to fund the remaining contribution.

11.       Income Taxes

The effective tax rate for 2013 and 2012 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss; and such amounts are included in income taxes payable on the Company’s condensed consolidated balance sheets.

At September 30, 2013, the Company had a liability of $28,000 for unrecognized tax benefits and accrued interest thereon of $295,000. At September 30, 2013 there were no unrecognized tax benefits for which the liability for such taxes were recognized as deferred tax liabilities; and the unrecognized tax benefits, if recognized, would affect the effective tax rate.

In April 2013, the Company and the IRS arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $0.6 million was paid at September 30, 2013. The Company is currently in discussion with the IRS regarding the remaining payment terms of the settlement. As a result of the settlement, the Company reversed $0.5 million it had previously accrued in income taxes payable and accrued interest in estimating its exposure for this matter. The reversal has been reported in discontinued operations in the accompanying condensed consolidated financial statements as it relates to the Company’s former agricultural operations.

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

•                  Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Financial results for each of the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating Revenues
Real Estate	$206	$90	$397	$2,153
Leasing	1,315	1,413	3,838	4,394
Utilities	1,010	1,085	2,793	2,628
Resort Amenities	300	1,031	2,255	3,171
Other	3	3	11	38
Total Operating Revenues	$2,834	$3,622	$9,294	$12,384

Operating Loss (1)
Real Estate	$(605)	$(440)	$(1,552)	$272
Leasing	80	81	(26)	471
Utilities	269	131	652	472
Resort Amenities	18	(6)	—	(65)
Other (2)	(672)	(691)	(2,050)	(2,250)
Total Operating Loss	(910)	(925)	(2,976)	(1,100)
Interest Expense, net	(641)	(759)	(1,841)	(1,859)

Loss from Continuing Operations	(1,551)	(1,684)	(4,817)	(2,959)

Income (Loss) from Discontinued Operations (Note 6)	(13)	68	2,269	65

Net Loss	$(1,564)	$(1,616)	$(2,548)	$(2,894)

(1)  Includes allocations of general and administrative expenses.

(2) Consists primarily of unallocated general and administrative, pension, and other expenses.

13.       Commitments and Contingencies

Discontinued Operations

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. and several other Hawaii based farmers by the EEOC. The lawsuit was filed in the United States District Court, District of Hawaii, pursuant to Civil Action No. 11-00257. The lawsuit alleges unlawful employment practices on the basis of national origin and race discrimination, harassment and retaliation and seeks injunctive relief, unspecified compensatory and punitive damages and other relief. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. Because this lawsuit has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and has made no provision in the accompanying consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of September 30, 2013 has recorded a liability of $83,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

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

Pursuant to loan agreements related to certain equity investments, the Company and the other members of the respective joint ventures have guaranteed to the lenders each investors’ pro rata share of costs and losses that may be incurred by the lender as a result of the occurrence of specified triggering events. These guarantees do not include full payment of the loans. At September 30, 2013, the Company has recorded $4.1 million representing the fair value of its obligations under these agreements (Note 8).

On June 7, 2012, a group of owners of 12 whole-ownership units at The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. Because this lawsuit has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and has made no provision in the accompanying consolidated financial statements.

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and has made no provision in the accompanying consolidated financial statements.

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests).  The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and has made no provision in the accompanying consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2013 and December 31, 2012 was $50,507,000 and $49,268,000, respectively, which approximated fair value. The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

15.       Subsequent Events

In October 2013, the Company entered into several agreements with various parties including the lenders and new owners of the Kapalua Bay project. Under terms of the agreements, the Company would fund $2.4 million toward deferred maintenance at the project, convey land parcels underlying and adjacent to the project, and provide other consideration in exchange for full releases from the Company’s limited guarantees with respect to the completion of the project and its commitment to purchase the Amenities. The consummation of the agreements is contingent upon several factors, including the receipt of release agreements from a minimum of 70 of the non-developer fractional interest owners of the project within 90 days of the execution of the agreements.

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

We own approximately 23,300 acres of land on Maui and develop, sell, and manage residential, resort, commercial, and industrial real estate through the following business segments:

•                  Real Estate—Our real estate operations consist of land planning and entitlement, development, and sales.

•                  Leasing—Our leasing activities include commercial, industrial and agricultural land and facilities leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

The following summarizes information related to our building leases as of September 30, 2013:

		Total	Average
	Number of	Square	Rent Per	Occupancy	Lease
	Spaces	Footage	Square Foot	Percentage	Expiration
Kapalua Resort	43	103,414	$2.45	79%	2014 -2028
Hali’imaile Town	25	119,095	$0.54	88%	2014 - 2029
Other West Maui	15	66,185	$0.43	38%	2015 - 2019

•                  Utilities—We operate two publicly-regulated utility companies which provide potable and non-potable water and sewage transmission services to the Kapalua Resort. In addition, we also manage ditch, reservoir and well systems which provide non-potable irrigation water to West and Upcountry Maui areas.

•                  Resort Amenities—Within the Kapalua Resort, we manage a private club membership program.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2013.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012; and Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands except share amounts)

Consolidated Revenues	$2,834	$3,622	$9,294	$12,384

Loss From Continuing Operations	$(1,551)	$(1,684)	$(4,817)	$(2,959)

Income (Loss) From Discontinued Operations	$(13)	$68	$2,269	$65

Net Loss	$(1,564)	$(1,616)	$(2,548)	$(2,894)

Net Loss Per Common Share	$(0.08)	$(0.09)	$(0.14)	$(0.16)

Income (loss) from discontinued operations for the nine months ended September 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was part of our former agricultural processing facilities in Central Maui and a $0.5 million reversal of accrued income taxes payable and accrued interest resulting from our settlement with the IRS (Notes 6 and 11 to our condensed consolidated financial statements).

The decrease in consolidated revenues for the three months and nine months ended September 30, 2013 was due to the cessation of the spa and beach club operations in June 2013 and September 2013, respectively. Consolidated revenues for the nine months ended September 30, 2012 also included $1.5 million from the sale of an 89-acre former agricultural parcel in Upcountry Maui.

Our investment in the Kapalua Bay project was written down to zero in 2009 and we do not expect to recover any amounts from our investment in the Kapalua Bay project. Accordingly, other than resolution of certain commitments, the foreclosure proceeding and auction will not directly impact our future operating results.

REAL ESTATE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$206	$90	$397	$2,153

Operating Profit (Loss)	$(605)	$(440)	$(1,552)	$(272)

Revenues and operating loss for the nine months ended September 30, 2012 include the January 2012 sale of an 89-acre parcel in Upcountry Maui for $1.5 million. We had no sales of real estate inventory during the nine months ended September 30, 2013.

Other revenues included in this operating segment were real estate commissions from Kapalua Realty Company totaling $397,000 and $653,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in commissions primarily reflects fewer transactions in 2013 and lower average values per transaction.

Real estate development and sales are cyclical and depend on a number of factors.  Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$1,315	$1,413	$3,838	$4,394

Operating Profit (Loss)	$80	$81	$(26)	$471

The decrease in leasing revenues and operating results for the three and nine months ended September 30, 2013 was primarily due to the termination of our ziplines operator lease in February 2013.

UTILITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$1,010	$1,085	$2,793	$2,628

Operating Profit	$269	$131	$652	$472

The increase in utilities revenues for the nine months ended September 30, 2013 was primarily the result of increased consumption of West Maui non-potable irrigation water due to drier weather conditions.

RESORT AMENITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Revenues	$300	$1,031	$2,255	$3,171

Operating Profit (Loss)	$18	$(6)	$—	$(65)

The decrease in resort amenities revenues for the three and nine months ended September 30, 2013 was due to the cessation of the spa and beach club operations in June 2013 and September 2013, respectively, in conjunction with the conclusion of the Residences at Kapalua Bay foreclosure proceeding. For the nine months ended September 30, 2013 and 2012, revenues for the spa and beach club operations were $1.5 million and $2.4 million respectively.

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

General and Administrative	$685	$667	$2,156	$2,525

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

Lower general and administrative expenses for the nine months ended September 30, 2013 were primarily due to reduced staffing levels, and lower professional services and outside consultant costs.

DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)

Income (Loss) from Discontinued Operations Before Income Taxes	$(13)	$68	$2,269	$65

Our former retail, golf and agriculture operations are reported as discontinued operations. Income (loss) from discontinued operations for the nine months ended September 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was part of our former agricultural processing facilities in Central Maui and a $0.5 million reversal of accrued income taxes payable and interest resulting from our settlement with the IRS (Notes 6 and 11 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2013, our total debt was $50.5 million, compared to $49.3 million at December 31, 2012, and we had approximately $4.5 million available under our revolving line of credit and $0.4 million in cash and cash equivalents. Cash used in operating activities was $4.9 million for the nine months ended September 30, 2013. At September 30, 2013, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $36 million.

Revolving Line of Credit with Wells Fargo

We have a $32.7 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of our real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. Additional borrowings in the first and third quarter were used to fund operations.

As of September 30, 2013, we had $4.5 million available borrowing capacity.

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

As of September 30, 2013, we believe we are in compliance with the covenants under our Wells Fargo and American AgCredit credit facilities. Our liquidity (as defined) was $5.4 million as of September 30, 2013.

Cash Flows

During the first nine months of 2013, consolidated net cash used in operating activities was $4.9 million compared to $2.3 million during the first nine months of 2012. The increase in net cash used in operating activities was primarily due to the costs associated with defending various claims and legal actions pending against the Company. In addition, the sale of real estate inventory provided $1.4 million of cash in January 2012. For the first nine months of 2013, loan modification fees of $251,000 were included in financing activities.

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

Contributions to our defined benefit pension plans are expected to be approximately $2.1 million in 2013, of which $1.6 million has been funded through September 30, 2013.

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

We are subject to several commitments and contingencies that could negatively impact our future cash flows, including purchase commitments of up to $35 million to purchase the Amenities from the new owners of the Residences at Kapalua Bay, an EEOC matter related to our discontinued agricultural operations, the timing of payments under an IRS settlement related to previously filed tax returns, and funding requirements related to our defined benefit pension plans. These matters are further described in Notes 8, 10, 11, 13 and 15 to the accompanying condensed consolidated financial statements. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

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

•                  our investment in the Kapalua Bay project was written down to zero in 2009 and we do not expect to recover any amounts from our investment in the Kapalua Bay project.  Accordingly, other than resolution of certain commitments, the foreclosure proceeding and auction will not directly impact our future operating results;

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

•                  our expectation, absent the sale of some of our real estate holdings or refinancing, that we do not expect to be able to pay any significant amount of our debt;

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 12, 2013	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)                                 Filed herewith.

(2)                                 Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.