Form 10-K
period 2013-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2014-03-20
CIK 63330

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)
200 VILLAGE ROAD,
LAHAINA, MAUI, HAWAII	96761
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (808) 877-3351

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without Par Value	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by the New York Stock Exchange on such date, was approximately $26,645,934. This computation assumes that all directors, executive officers and persons known to the Company to be the beneficial owners of more than ten percent of the Company's common stock are affiliates of the Company. Such assumption should not be deemed conclusive for any other purpose.

          At March 1, 2014, the number of shares outstanding of the registrant's common stock was 18,767,663.

Documents incorporated by reference:

          In accordance with General Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to the registrant's definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 2013. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this annual report on Form 10-K.

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

  •
  risks due to joint venture relationships;

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

i

Forward Looking Statements and Risks

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

  •
  Resort Amenities—Within the Kapalua Resort, we manage a private, non-equity club program.

        Additional information and operating results pertaining to the above business segments can be found under the heading "Description of Business" in this Item 1 and in Note 13 of our Notes to Consolidated Financial Statements in Item 8 of this annual report.

Fiscal Year 2013 Business Developments

        The following highlights several of our significant business developments during 2013.

        The Residences at Kapalua Bay Settlement—In November 2013, the parties involved in The Residences at Kapalua Bay development reached a comprehensive settlement with respect to the numerous issues and disputes surrounding the project. As part of the settlement, we were relieved of our obligation to purchase certain amenities of the project for approximately $35 million, in exchange for a $2.4 million payment toward deferred maintenance at the project and other consideration including the conveyance of eight acres of land underlying and adjacent to the project.

        Asset Sales—In November 2013, we sold a 10-acre light industrial zoned parcel in West Maui for $5.4 million. In June 2013, we sold a 7-acre parcel and building that was the last of our former agricultural processing facilities in Central Maui for $4.0 million.

        Defined Benefit Pension Plans—In June 2013, the State of Hawaii enacted a bill directing the Department of Land and Natural Resources (DLNR), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that we utilize the proceeds from the sale to benefit our defined benefit pension plans.

        For a further discussion about our business developments in 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this annual report.

Description of Business

Real Estate

        Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort community located in West Maui encompassing approximately 3,000 acres. A summary of our landholdings as of December 31, 2013 follows:

	West Maui	Upcountry Maui	Total
Fully entitled urban	1,200		1,200
Agricultural zoned	8,300	2,000	10,300
Conservation/watershed	11,800		11,800

	21,300	2,000	23,300

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

        We have approximately 1,500 acres of land in Maui that are in various stages of the development process. The breakdown of these acres is as follows:

Location	Number of Acres	Zoned for Planned Use	Anticipated Completion Dates	Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2019 - 2039	$7.0	$500 - $1,000
Pulelehua	300	Yes	2019 - 2024	$0.6	$200 - $300
Hali'imaile	300	No	2029 - 2034	$0.1	$100 - $200

        We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

  •
  Kapalua Resort:  We began development of the Kapalua Resort in the early 1970's. Today, the Kapalua Resort has become known as an internationally recognized world-class golf resort destination and residential community. We presently have entitlements to develop a variety of projects in the Kapalua Resort. Two that are currently planned include Kapalua Mauka and Kapalua Central Resort.

    Kapalua Mauka is the long-planned expansion of the Kapalua Resort located directly upslope of the existing resort development. As presently planned, it encompasses 800 acres and includes up to 639 residential units with extensive amenities, including up to 27 additional holes of golf. State and County land use entitlements have been secured for this project.

    Kapalua Central Resort is a commercial town center and residential community located in the core of the Kapalua Resort. It is comprised of 46 acres and is planned to include up to 61,000 square feet of commercial space and 188 condominium and multi-family residential units. State and County land use entitlements have been secured for this project.

  •
  Pulelehua:  This project is designed to be a new working-class community in West Maui. It encompasses 312 acres and is currently planned to include 882 single and multi-family residences, 95,000 square feet of commercial and retail spaces, an elementary school, churches and a community center. State and County land use entitlements have been secured for this project.

  •
  Hali`imaile Town:  An expansion of the existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. The project includes 290 acres designated as urban "Small Town" in the Maui county's general plan. We are in the early stages of this project's development, which will require further county and state approvals which are expected to take several years.

        Projected development costs are expected to be financed by debt financing, through joint ventures with other development or construction companies, or a combination of these methods.

        Real Estate Sales—Our wholly-owned subsidiary, Kapalua Realty Company, Ltd. provides general brokerage services for resales of properties in the Kapalua Resort and surrounding areas.

        Revenues from our Real Estate segment totaled $5.4 million, or approximately 36% of total operating revenues for the year ended December 31, 2013.

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

        Commercial and Industrial Leases—We are the owner and lessor of approximately 290,000 square feet of commercial retail and light industrial properties, including the majority of the restaurants and retail outlets, buildings and activities in the Kapalua Resort. The following summarizes information related to our building leases as of December 31, 2013, including the total square footage of all properties held for lease, the average occupancy of such properties and the range of lease expiration dates for the various properties within each area of Maui in which we hold properties for lease:

	Total Square Footage	Average Occupancy Percentage	Lease Expiration Range
Kapalua Resort	103,414	79%	2014 - 2028
Hali'imaile Town	119,095	88%	2014 - 2029
Other West Maui	66,185	38%	2015 - 2019

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

        Revenues from our Leasing segment totaled $4.9 million, or approximately 32% of total operating revenues for the year ended December 31, 2013.

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

        Non-Potable Irrigation Water Systems—We also own and operate several non-potable ditch, reservoir and well systems, which provide irrigation water primarily to the County of Maui, the PGC and Bay Course, and agricultural users in West and Upcountry Maui areas.

        Revenues from our Utilities segment totaled $3.7 million, or approximately 24% of total operating revenues for the year ended December 31, 2013.

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

Resort Amenities

        Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

        Revenues from our Resort Amenities segment totaled $1.2 million, or approximately 8% of total operating revenues for the year ended December 31, 2013.

        The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii, including Kaanapali, and Wailea.

Discontinued Operations

        In 2013, we ceased operating the spa and beach club in conjunction with The Residences at Kapalua Bay settlement and foreclosure sale discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to our Notes to Consolidated Financial Statements. In 2011, we ceased operating the PGC, Bay Course, and all retail businesses at the Kapalua Resort. In December 2009, we ceased all agriculture operations. Our former agriculture, golf, retail, spa and beach club businesses are reported as discontinued operations in this annual report.

Employees

        As of December 31, 2013, we had 19 employees, none of whom are members of a collective bargaining group.

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

Executive Officers of the Company

        The names, ages and certain biographical information about our executive officers, as of March 1, 2014, are provided below.

Warren H. Haruki (61)	Mr. Haruki has been Chief Executive Officer of the Company since May 2011 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki serves on the Board of Hawaiian Telcom, a communications provider, and on the Boards of several privately-held companies.
Ryan L. Churchill (42)
Mr. Churchill has served as President of the Company since February 2010 and as Senior Vice President-Corporate Development of the Company since March 2007. He served as Vice President-Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company's Community Development and Resort segments, from June 2004 to November 2005, and Development Manager from October 2000 to June 2004. Mr. Churchill serves on the Boards of various non-profit organizations.
Tim T. Esaki (51)
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

We have previously been involved in joint ventures and may be subject to risks associated with future joint venture relationships.

        We have previously been involved in partnerships, joint ventures and other joint business relationships, and may initiate future joint venture projects. We currently have a 51% interest in Kapalua Bay Holdings, LLC (Bay Holdings), the joint venture that constructed The Residences at Kapalua Bay.

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

        No additional benefits are accruing for participants in our defined benefit pension plans, however, the funded status for these plans as of December 31, 2013 is a liability of approximately $20.9 million. Contributions to our defined benefit pension plans are expected to be approximately $2.8 million in 2014. Changes in interest rates and the fair value of the plan assets drive the annual funding short-fall or gain and affect the minimum cash contributions that must be paid to the plans. Therefore, under certain circumstances, changes in asset values or interest rates could have a material adverse effect on our financial condition.

 Risks Related to Indebtedness and Liquidity

We have incurred a significant amount of indebtedness that is currently scheduled to mature on May 1, 2014 and is subject to certain covenants under our credit agreements. Failure to extend the maturity date of our credit agreements or satisfy the covenants under these agreements could accelerate our repayment obligations, which could adversely affect our operations and financial results and impact our ability to satisfy our other financial obligations and ability to continue as a going concern.

        We had $49.0 million of indebtedness as of December 31, 2013, consisting of a secured revolving line of credit with Wells Fargo for up to $32.7 million and a secured term loan with American AgCredit for $20 million. Both credit facilities are scheduled to mature on May 1, 2014 and have been classified as currently due as of December 31, 2013. We are actively working with our lenders to extend the maturity dates of our credit facilities.

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

        In 2013, we had negative cash flows from operations of $3.6 million and at December 31, 2013, we had borrowings outstanding of $49.0 million. Our cash outlook for the next twelve months and our ability to continue to meet our financial covenants is highly dependent on selling certain real estate assets at acceptable prices. If we are unable to meet our loan covenants resulting in our borrowings becoming immediately due, we would not have sufficient liquidity to repay such outstanding borrowings. In addition, we are subject to several commitments and contingencies that could negatively impact our future cash flows, including required funding of our defined benefit pension plans and ongoing legal disputes related to The Residences at Kapalua Bay project. In response to these circumstances, we are undertaking several business initiatives to reduce cash commitments, to generate cash flow, to reduce costs, and to sell real estate assets and pay down our debt. However, there can be no assurance that we will be able to successfully achieve these initiatives, which raises substantial doubt about our ability to continue as a going concern.

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

        In 2013, the daily closing price per share of our common stock has ranged from a high of $6.94 per share to a low of $3.74 per share. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

        The average daily trading volume in our common stock for the year ended December 31, 2013 was approximately 12,439 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

        We have not declared or paid regular cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facilities, which contains covenants prohibiting us from paying any cash dividends without the lender's prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted.

        Our common stock is currently listed on the NYSE. On October 23, 2012 we received notification from the NYSE that we were not in compliance with the NYSE's continued listing standards because our average market capitalization was less than $50 million over a 30 trading-day period and our most recently reported shareholders' equity was less than $50 million. As prescribed by NYSE procedures, on December 3, 2012 we submitted a business plan to the NYSE demonstrating our ability to achieve compliance with the continued listing standards within 18 months. On January 11, 2013, we were informed that the NYSE accepted our business plan. On May 20, 2013, we were informed by the NYSE that we returned to compliance with the NYSE continued listing standards.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Most of our land was acquired from 1911 to 1932 and is carried on our consolidated balance sheet at cost. We believe we have clear and unencumbered marketable title to all of our property, except for the following:

  •
  certain easements and rights-of-way that do not materially affect our use of the property;

  •
  a mortgage on approximately 3,100 acres previously used in agriculture operations, which secures our $20 million term loan agreement;

  •
  a mortgage on approximately 880 acres of land in West Maui primarily within the Kapalua Resort, which secures our $32.7 million revolving credit facility;

  •
  mortgages on approximately 8,400 acres of land in West Maui, which secures approximately $20.9 million of our pension obligations.

  •
  a permanent conservation easement granted to The Nature Conservancy of Hawaii, a non-profit corporation, covering approximately 8,600 acres of forest reserve land; and

  •
  a small percentage of our land in various locations on which multiple claims of ownership exist.

        We currently have approximately 7,800 acres that are not in the current development plans or held for sale, and are not used in our other operations or planned or used in conservation. These properties will be evaluated in the future to determine the appropriate use or disposition of the acreage.

        Our 21,300 acres of land in West Maui comprises a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes 10.6 miles of ocean frontage with approximately 3,300 lineal feet along sandy beaches, as well as agricultural and grazing lands, gulches, undeveloped coastline and heavily forested areas. Our West Maui acreage includes approximately 900 acres within the Kapalua Resort.

        Our 2,000 acres of land in Upcountry Maui is situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation.

        We own our principal executive offices located in the Kapalua Resort. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used.

Item 3.    LEGAL PROCEEDINGS

        On April 19, 2011, a lawsuit was filed against the Company's wholly owned subsidiary Maui Pineapple Company, Ltd. (MPC) and several other Hawaii based farms by the Equal Employment Opportunity Commission (EEOC). The lawsuit alleges the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali'imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC's motion. MPC believes it was not involved in any wrongdoing, disagrees with the charges and is defending itself. Because this lawsuit is in its early stages and has not gone to trial, MPC is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the project formerly known as The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. We disagree with the allegations and we are defending ourself. Because this lawsuit is in its early stages and has not gone to trial, we are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        On June 7, 2012, a group of owners of 12 whole-ownership units at the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. We believe we have not been involved in any wrongdoing, disagree with the charges and are defending ourself. Because this lawsuit is in its early stages and has not gone to trial, we are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in the project formerly known as The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests). The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. We disagree with the allegations and are defending ourself. Because this lawsuit is in its early stages and has not gone to trial, we are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the symbol "MLP." We did not declare any dividends in 2013 and 2012. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of December 31, 2013, there were 310 shareholders of record of our common stock.

        The following chart reflects high and low sales prices during each of the quarters in 2013 and 2012:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	High	$4.29	$4.94	$4.68	$6.94
	Low	3.74	3.88	3.86	4.02
2012	High	$4.25	$4.49	$3.84	$4.24
	Low	3.70	3.09	2.26	1.83

        We did not repurchase any shares of common stock during the fiscal year ended December 31, 2013.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2013 and 2012

CONSOLIDATED

	Year Ended December 31,
	2013	2012
	(in thousands except share amounts)
Real Estate Sales	$4,513	$1,500
Real Estate Cost of Sales	2,420	149

Gains from Real Estate Sales	2,093	1,351
Other Operating Revenues	10,699	12,071
Other Operating Costs and Expenses	13,332	14,674

Operating Loss	(540)	(1,252)
Interest Expense, Net	2,491	2,563

Loss From Continuing Operations	(3,031)	(3,815)
Income (Loss) From Discontinued Operations	1,867	(787)

Net Loss	$(1,164)	$(4,602)
Net Loss Per Common Share	$(0.06)	$(0.25)

        We reported a net loss of $1.2 million or $(0.06) per share for 2013 compared to net loss of $4.6 million or $(0.25) per share for 2012. The difference in net loss between years is primarily attributable to gains from sales of real estate assets which are more fully described in the next section entitled "Real Estate." The decrease in 2013 other operating revenues is due to lower leasing and resort amenities segment revenues. The decrease in 2013 other operating costs and expenses is primarily due to the cost of The Kapalua Bay Residences, which was less than previously estimated and resulted in a gain equal to the difference between the carrying value and fair value of certain assets conveyed in the settlement. The settlement is more fully described in the section entitled "Other."

REAL ESTATE

	Year Ended December 31,
	2013	2012
	(in thousands)
Real Estate Sales	$4,513	$1,500
Real Estate Cost of Sales	2,420	149

Gains from Real Estate Sales	2,093	1,351
Other Operating Revenues	921	1,045
Other Operating Costs and Expenses	2,657	2,734

Operating Income (Loss)	$357	$(338)

        In November 2013, we sold a 10-acre light industrial zoned parcel in West Maui for $5.4 million. The sale resulted in a gain of $2.1 million. Proceeds from the sale were used to fund our $2.4 million payment toward deferred maintenance as part of The Residences at Kapalua Bay settlement and to paydown our American AgCredit term loan. Approximately $0.9 million of the sale price has been deferred until certain post-closing obligations of the Company are completed.

        In January 2012, we sold an 89-acre former agricultural parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million.

        Included in operating revenues for this segment are real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. Commission revenue totaled $0.6 million and $1.0 million during 2013 and 2012, respectively. The decrease in 2013 was attributed to a lower number of closings, 25 versus 40 in 2012 and lower average sales prices, $1.0 million versus $1.3 million in 2012.

        We did not have any significant real estate development expenditures in 2013 or 2012.

        Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Year Ended December 31,
	2013	2012
	(in thousands)
Operating Revenues	$4,862	$5,806
Operating Costs and Expenses	5,267	5,378

Operating Income (Loss)	$(405)	$428
Average Occupancy Rates:
Kapalua Resort	79%	81%
Hali'imaile Town	88%	87%
Other West Maui	38%	40%

        We have contracted a third-party property management company to manage our commercial leasing portfolio. The decrease in leasing revenues and operating income (loss) in 2013 was primarily due to turnover and vacancies in a few of our Kapalua Resort leased spaces and activities, including the Kapalua Adventures zipline operations from March to December 2013. In August 2013, our Honolua Store lessee commenced construction of a $2.7 million renovation and upgrade of the Honolua Store. The renovation was completed in January 2014. Other West Maui leasable properties are mainly large-acre former pineapple field parcels and maintenance facilities.

        Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2013	2012
	(in thousands)
Operating Revenues	$3,686	$3,541
Operating Costs and Expenses	2,804	2,917

Operating Income	$882	$624
Consumption (in million gallons):
Potable	159	146
Non-potable/irrigation	753	682

        We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

        The increase in revenues and operating income in 2013 is primarily the result of increased consumption of potable and non-potable water due to drier weather conditions and higher visitor levels in the resort.

RESORT AMENITIES

	Year Ended December 31,
	2013	2012
	(in thousands)
Operating Revenues	$1,217	$1,635
Operating Costs and Expenses	891	675

Operating Income	$326	$960
Kapalua Club Members	495	533

        Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The decrease in revenue and operating income in 2013 was primarily due to cessation of contributions from The Kapalua Bay Residences vacation owners association for usage of the spa and beach club amenities for its members. The decline in number of Kapalua Club members in 2013 was primarily attributed to the uncertainties surrounding the resolution of The Kapalua Bay Residences foreclosure proceedings and other project issues.

OTHER

	Year Ended December 31,
	2013	2012
	(in thousands)
Operating Loss	$(1,700)	$(2,926)

        Effective November 25, 2013, the Amenities purchase and sale agreements were terminated and we and other parties associated with the project, including the lenders, the new owners of the project, the other members of Bay Holdings, and the property's former management company, comprehensively resolved and settled the numerous issues and disputes surrounding the project (the "Settlement").

        With respect to our portion of the Settlement, we paid $2.4 million toward deferred maintenance at the project, conveyed the three-acre leased parcel underlying the spa and the five-acre parking lot adjacent to the project valued at $0.8 million, and committed to pay $0.6 million over the next four years in exchange for termination of the Amenities purchase and sale agreements. In addition, we received full release from its construction loan guarantees and secured continued access to the spa and beach club for its Kapalua Club members at a monthly cost of $29,000. We previously recorded $4.1 million in accrued contract terminations as our best estimate of our exposure under these agreements. The total cost of the settlement was less than previously estimated and resulted in a $0.3 million reduction of accrued contract terminations and contract terminations expense in the Consolidated Financial Statements in Item 8 of this annual report. The eight acres of land transferred as part of the Settlement was accounted for at fair value in accordance with the accounting guidance for nonmonetary transactions. Accordingly, we derecognized the spa parcel and parking lot parcel and recognized a gain of $0.8 million equal to the difference between the carrying value and fair value of those assets.

        Also included in operating loss for this segment are miscellaneous transactions and unallocated general, administrative, pension and other post-retirement benefit expenses.

DISCONTINUED OPERATIONS

	Year Ended December 31,
	2013	2012
	(in thousands)
Income (Loss) From Discontinued Operations	$1,867	$(787)

        Our former retail, golf, spa, beach club and agriculture operations are reported as discontinued operations. Income from discontinued operations for 2013 included a $1.9 million gain from the sale of a 7-acre parcel and building that was part of our former agricultural processing facilities in Central Maui and a $0.5 million reversal of accrued income taxes payable and interest resulting from our settlement with the U.S. Internal Revenue Service regarding our 2003 through 2008 Federal tax returns. Income (loss) from discontinued operations in 2013 and 2012 also included losses of $0.4 million and $1.1 million, respectively, from operating the spa and beach club prior to us ceasing operations in 2013. See Note 7 to Consolidated Financial Statements in Item 8 of this annual report.

INTEREST EXPENSE

        Interest expense was $2.5 million for 2013 compared to $2.6 million for 2012. Our average interest rates on borrowings was 4.6% for 2013, compared to 4.7% for 2012, and average borrowings were $51 million in 2013 compared to $47 million in 2012.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2013, our total debt was $49.0 million compared to $49.3 million at December 31, 2012. At December 31, 2013, we had $359,000 in cash and cash equivalents.

Revolving Line of Credit with Wells Fargo

        We have a $32.7 million revolving line of credit with Wells Fargo that is scheduled to mature on May 1, 2014. Interest rates on borrowings are at LIBOR plus 3.8% and the line of credit is collateralized by approximately 880 acres of the Company's real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of December 31, 2013, we had $29.0 million of borrowings outstanding under our revolving line of credit.

Term Loan with American AgCredit

        We have a $20 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made principal repayments of $4.1 million and $353,000 in 2013 and 2012, respectively, in conjunction with the sales of non-collateralized real properties. The loan is collateralized by approximately 3,100 acres of the Company's real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

        As of December 31, 2013, we are in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities. We are actively working with our lenders to extend the maturity dates of our credit facilities. We believe the extensions will be executed prior to the May 1, 2014 maturity date.

Cash Flows

        Net cash used in operating activities for 2013 was $3.6 million compared to $3.8 million in 2012. During 2013, net borrowings from our Wells Fargo revolving line of credit were $3.8 million. In 2013, we repaid $4.1 million of our American AgCredit term loan. Interest paid in 2013 and 2012 was $2.3 million and $2.2 million, respectively. Mandatory funding contributions to our defined benefit pension plans totaled $2.4 million for both 2013 and 2012.

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

        We are subject to several commitments and contingencies that could negatively impact our future cash flows, including required funding of our defined benefit pension plans and ongoing legal disputes related to the Kapalua Bay project. These matters are further described in Notes 9 and 15 to the accompanying Consolidated Financial Statements in Item 8 of this annual report. The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve the initiatives discussed below in order to continue as a going concern.

        In response to these circumstances, we continue to undertake significant efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets and by continued cost reduction efforts.

        Contributions to our defined benefit pension plans are expected to be approximately $2.8 million in 2014. In June 2013, the State of Hawaii enacted a bill directing the DLNR, in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that we use the proceeds of the sale to fund our defined benefit pension plans. The passage of the bill does not obligate the DLNR to purchase the property or obligate us to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which our unfunded pension fund liabilities would be reduced is uncertain.

        Our current development activities are limited to planning, permitting and other efforts to secure and maintain project entitlements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies are described in Summary of Significant Accounting Policies, Note 1 to Consolidated Financial Statements in Item 8 of this annual report. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as critical to the Consolidated Financial Statements are as follows:

  •
  Our investment in Bay Holdings was written down to zero at December 31, 2009 to recognize an other-than-temporary impairment and to record losses incurred by Bay Holdings in the third quarter of 2009. We and the other members of Bay Holdings guaranteed to the lenders completion of the project and recourse with regard to certain acts, and we recorded $4.1 million in other accrued liabilities on the consolidated balance sheet at December 31, 2012 for our estimated share of the completion and recourse guarantees. We had an agreement to purchase from Kapalua Bay certain amenities of the project, at the actual construction cost of approximately $35 million. In November 2013, we and the other parties involved in The Residences at Kapalua Bay development reached a comprehensive settlement of the numerous issues and disputes surrounding the project. As part of the settlement, we were relieved of our obligation to purchase certain amenities of the project for approximately $35 million in exchange for a $2.4 million payment toward deferred maintenance at the project and other consideration including the conveyance of eight acres of land underlying and adjacent to the project. The total cost of the settlement was less than previously estimated and resulted in a $0.3 million reduction of accrued contract terminations and contract terminations expense in the Consolidated Financial Statements in Item 8 of this annual report. The eight acres of land transferred as part of the Settlement was accounted for at fair value in accordance with the accounting guidance for nonmonetary transactions. Accordingly, we derecognized the spa parcel and parking lot parcel and recognized a gain of $0.8 million equal to the difference between the carrying value and fair value of those assets. Our remaining unpaid balance of the settlement of $0.6 million has been recorded in accrued contract terminations on the consolidated balance sheet at December 31, 2013.

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

  •
  Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $7.8 million at December 31, 2013. Based on our future development plans for the Kapalua Resort and other properties such as Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

  •
  Determining pension expense for our two defined benefit pension plans utilizes actuarial estimates of employees' age at retirement, retirees' life span, the long term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized to value the pension obligation. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. As of December 31, 2013, the fair value of the assets of our defined benefit plans totaled approximately $45.2 million, compared with $42.5 million as of December 31, 2012. The recorded net pension liability was approximately $20.9 million as of December 31, 2013 compared to a net pension liability of $30.3 million as of December 31, 2012. The $9.4 million decrease in net pension liability during 2013 was mainly attributed to an increase in the discount rate used to determine our pension obligations and an increase in the fair value of plan assets.

  •
  Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, current and future compensation expense could vary based on the assumptions used.

  •
  Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. As of December 31, 2013, full valuation allowances of $59 million has been established primarily for tax credits, net operating loss carry forwards, and accrued retirement benefits to reduce future tax benefits expected to be realized.

  •
  Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 15 to our Consolidated Financial Statements in Item 8 of this annual report.

IMPACT OF INFLATION AND CHANGING PRICES

        Most of the land we own was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

OFF BALANCE SHEET ARRANGMENTS

        As of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Lahaina, Hawaii

        We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring negative cash flows from operations and deficiency in stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 20, 2014

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359	$829
Accounts receivable, less allowance of $163 and $262 for doubtful accounts	1,203	1,138
Prepaid expenses and other assets	596	466
Assets held for sale	744	2,483

Total Current Assets	2,902	4,916

PROPERTY
Land	5,355	7,382
Land improvements	24,951	25,702
Buildings	33,534	35,649
Machinery and equipment	11,820	12,799
Construction in progress	1,606	1,637

Total Property	77,266	83,169
Less accumulated depreciation	37,084	37,668

Net Property	40,182	45,501

OTHER ASSETS
Deferred development costs	7,727	7,612
Other noncurrent assets	2,942	3,456

Total Other Assets	10,669	11,068

TOTAL	$53,753	$61,485

LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$49,000	$4,068
Trade accounts payable	995	1,341
Payroll and employee benefits	362	151
Current portion of accrued retirement benefits	443	626
Income taxes payable	1,421	2,457
Current portion of accrued contract terminations	159	4,094
Other accrued liabilities, including deferred revenue	2,216	1,948

Total Current Liabilities	54,596	14,685

LONG-TERM LIABILITIES
Long-term debt	—	45,200
Accrued retirement benefits	20,867	30,394
Accrued contract terminations	475	—
Other noncurrent liabilities	5,046	5,569

Total Long-Term Liabilities	26,388	81,163

COMMITMENTS & CONTINGENCIES (Note 15)
STOCKHOLDERS' DEFICIENCY
Common stock—no par value, 43,000,000 shares authorized; 18,737,384 and 18,664,068 shares issued and outstanding	76,810	76,410
Additional paid in capital	9,245	9,236
Accumulated deficit	(93,594)	(92,430)
Accumulated other comprehensive loss	(19,692)	(27,579)

Stockholders' Deficiency	(27,231)	(34,363)

TOTAL	$53,753	$61,485

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Sales	$4,513	$1,500
Commissions and Other	921	1,045
Leasing	4,862	5,806
Utilities	3,686	3,541
Resort amenities and other	1,230	1,679

Total Operating Revenues	15,212	13,571

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	2,420	149
Other	2,084	2,135
Leasing	2,906	2,852
Utilities	2,225	2,280
Resort amenities and other	725	624
General and administrative	2,937	3,073
Land Transferred in Settlement of Contract Terminations	(773)	—
Contract Terminations	(265)	—
Depreciation	2,550	2,878
Pension and other post-retirement expenses	888	1,064
Loss (Gain) on asset dispositions	55	(232)

Total Operating Costs and Expenses	15,752	14,823

Operating Loss	(540)	(1,252)
Interest expense	(2,501)	(2,577)
Interest income	10	14

Loss from Continuing Operations before income taxes	(3,031)	(3,815)
Income tax benefit	—	—

Loss from Continuing Operations	(3,031)	(3,815)
Income (Loss) from Discontinued Operations net of income tax benefit of $144 and $88	1,867	(787)

NET LOSS	(1,164)	(4,602)
Pension Benefit Adjustment net of income taxes of $0	7,887	(4,010)

COMPREHENSIVE INCOME (LOSS)	$6,723	$(8,612)

NET INCOME (LOSS) PER COMMON SHARE—BASIC AND DILUTED
Continuing Operations	$(0.16)	$(0.20)
Discontinued Operations	0.10	(0.05)

Net Loss	$(0.06)	$(0.25)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For the Years Ended December 31, 2013 and 2012

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid in Capital	Acumulated Deficit
	Shares	Amount				Total
Balance, January 1, 2012	18,583	$75,933	$9,211	$(87,828)	$(23,569)	$(26,253)
Share-based compensation expense			489			489
Issuance of shares for incentive plan	39	150				150
Vested restricted stock issued	79	464	(464)			—
Shares cancelled to pay tax liability	(37)	(137)				(137)
Other comprehensive loss-pension (Note 8)					(4,010)	(4,010)
Net loss				(4,602)		(4,602)

Balance, December 31, 2012	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

Share-based compensation expense			425			425
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	74	416	(416)			—
Shares cancelled to pay tax liability	(34)	(149)				(149)
Other comprehensive income-pension (Note 8)					7,887	7,887
Net loss				(1,164)		(1,164)

Balance, December 31, 2013	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(1,164)	$(4,602)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,870	3,219
Share based compensation	425	489
Gain on property disposals	(1,668)	(232)
Land transferred in settlement of contract terminations	(773)	—
Changes in operating assets and liabilities:
Accounts receivable	(65)	326
Change in retirement liabilities	(1,823)	(2,001)
Trade accounts payable	(354)	257
Income taxes payable	(1,036)	(309)
Other operating assets and liabilities	2	(920)

NET CASH USED IN OPERATING ACTIVITIES	(3,586)	(3,773)

INVESTING ACTIVITIES
Purchases of property	(4)	(209)
Proceeds from disposals of property	3,904	425
Payments for other assets	(109)	(114)

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,791	102

FINANCING ACTIVITIES
Proceeds from long-term debt	7,800	5,200
Payments of long-term debt	(8,068)	(1,453)
Debt and common stock issuance cost and other	(407)	(137)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(675)	3,610

NET DECREASE IN CASH AND CASH EQUIVALENTS	(470)	(61)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	829	890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$359	$829

Cash paid during the year:
Interest	$2,335	$2,163
Income taxes	$700	$—

        SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

  •
  Amounts included in trade accounts payable for additions to property and other investments totaled $4,000 at December 31, 2013 and 2012.

  •
  Funds related to the sale of property that were held in escrow pending the completion of post-closing obligations were $0 and $150,000 at December 31, 2013 and 2012, respectively.

  •
  $133,100 and $150,300 of common stock were issued to certain members of the Company's management at December 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its principal subsidiary Kapalua Land Company, Ltd. and other subsidiaries (collectively, the "Company"). The Company's principal operations include the development, sale and leasing of real estate, water and waste transmission services, and the management of a private club membership program at the Kapalua Resort. During 2013, the Company ceased operating the spa and beach club at the Kapalua Resort. The Company's former retail, golf, spa, beach club and agriculture operations are reported as discontinued operations (Note 7). Significant intercompany balances and transactions have been eliminated.

LIQUIDITY

        The Company reported net loss of $1.2 million for the year ended December 31, 2013. Included in the net loss was a profit of $2.1 million recognized from the sale of a real estate parcel in November 2013 and a $1.9 million gain from the sale of a 7-acre parcel and building in June 2013 that was part of the Company's former agricultural processing facilities. The Company reported negative cash flows from operations of $3.6 million for the year ended December 31, 2013. The Company had an excess of current liabilities over current assets of $51.7 million and a stockholders' deficiency of $27.2 million at December 31, 2013.

        The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $4 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as security for borrowings under these credit facilities. Both facilities are scheduled to mature in May 2014 and have been classified as currently due. The Company made a mandatory principal repayment of $4.1 million during the year ended December 31, 2013 under terms of its American AgCredit credit facility.

        In November 2013, the Company and the other parties involved in The Residences at Kapalua Bay development reached a comprehensive settlement of the numerous issues and disputes surrounding the project. These matters are further described in Note 3.

        The Company's cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company's credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including required funding of the Company's defined benefit pension plans and ongoing legal disputes related to The Residences of Kapalua Bay project. These matters are further described in Notes 9 and 15.

        The aforementioned circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized below in order to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

        In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. The Company is actively working with its lenders to extend the maturity dates of its credit facilities.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes all changes in stockholders' deficiency, except those resulting from capital stock transactions. Comprehensive income (loss) includes the pension benefit adjustment (Note 9).

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

DEFERRED DEVELOPMENT COSTS

        Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project.

PROPERTY AND DEPRECIATION

        Property is stated at cost. Major replacements, renewals and betterments are capitalized while maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are written off and the resulting gains or losses are included in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method generally over three to 40 years. Depreciation expense was $2,550,000 and $2,878,000 for the years ended December 31, 2013 and 2012, respectively.

LONG-LIVED ASSETS

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets' net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted. There were no impairment charges recorded in 2013 or 2012.

EMPLOYEE BENEFIT PLANS

        The Company's policy is to fund pension costs at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

        The under-funded status of the Company's defined benefit post-retirement plans is recorded as a liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur, through comprehensive income (loss). A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

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

OPERATING COSTS AND EXPENSES

        Real estate, leasing, utilities, resort amenities, and general and administrative costs and expenses are reflected exclusive of depreciation and pension and other post-retirement expenses.

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

RISKS AND UNCERTAINTIES

        Factors that could adversely impact the Company's future operations or financial results include, but are not limited to the following: continued economic weakness and uncertainty in Hawaii and the mainland United States; continued high unemployment rates and low consumer confidence; the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt in the United States; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company's investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which effect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the Company's location apart from the mainland United States, which results in the Company's financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company's credit arrangements; and an inability to achieve the Company's short and long-term goals and cash flow requirements.

ENVIRONMENTAL REMEDIATION COSTS

        The Company accrues for environmental remediation costs when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. When the remediation cost is expected to be incurred within a relatively short period of time, the obligations are not discounted to their present value. At December 31, 2013 and 2012, the Company had accrued for $165,000 and $675,000, respectively, of remediation costs.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Amounts reclassified from accumulated other comprehensive income related to defined benefit pension items were $7,887 and $(4,010) for the years ended December 31, 2013 and 2012, respectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

        Potentially dilutive shares arise from non-qualified stock options to purchase common stock and non-vested restricted stock. The treasury stock method is applied to determine the number of potentially dilutive shares for non-vested restricted stock and stock options assuming that the shares of non-vested restricted stock are issued for an amount based on the grant date market price of the shares and that the dilutive outstanding stock options are exercised. The Company reports a loss from continuing operations in both 2013 and 2012, and therefore these amounts were excluded from the calculation of earnings per share because the effect would be anti-dilutive.

	Year Ended December 31,
	2013	2012
Basic and diluted	18,702,396	18,618,356
Potentially dilutive	110,193	173,137

2.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

        At December 31, 2013, assets held for sale consists of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course.

        In November 2013, the Company sold a 10-acre light industrial zoned parcel in West Maui for $5.4 million. The sale resulted in a gain of $2.1 million. Proceeds from the sale were used to fund the Company's $2.4 million payment toward deferred maintenance as part of The Residences at Kapalua Bay settlement and to paydown its American AgCredit term loan. Approximately $0.9 million of the sale price has been deferred until certain post-closing obligations of the Company are completed.

        In June 2013, the Company sold a 7-acre parcel and building that was the last of its former agricultural processing facilities in Central Maui for $4.0 million. The sale resulted in a $1.9 million gain included in discontinued operations.

        In January 2012, the Company sold an 89-acre former agricultural parcel in Upcountry Maui for $1.5 million. The sale resulted in a gain of $1.4 million.

3.     INVESTMENT IN AFFILIATES

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

        Kapalua Bay constructed a residential and timeshare development on land that it owned at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that was owned by the Company and leased to Kapalua Bay. As a result of the 2009 losses incurred by Bay Holdings, the Company's carrying value of its investment in Bay Holdings was written down to zero in 2009. The Company will not recover any amounts from its investment in Bay Holdings because all operations of Kapalua Bay have ceased. Therefore, the Company will not recognize any additional equity in the earnings (losses) of Bay Holdings. The Company had made cash contributions to Bay Holdings of $53.2 million and non-monetary contributions of land valued at $25 million.

        The Company had an agreement to purchase from Kapalua Bay certain amenities of the project, including the spa, a beach club and a sundry store, at the actual construction cost of approximately $35 million (the "Amenities Purchase and Sale Agreements").

        Kapalua Bay had a construction loan agreement that matured on August 1, 2011. The loan was collateralized by the project assets including the land that is was owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings had guaranteed to the lenders completion of the project and recourse with regard to certain acts, but had not guaranteed repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay. The foreclosure was completed on June 13, 2013 and the loan collateral including the unsold inventory, leasehold spa improvements, and the Amenities Purchase and Sale Agreements between the Company and Kapalua Bay, were transferred to a firm affiliated with one of the two remaining lenders. Other than the transfer of the Purchase and Sale Agreements, the foreclosure proceeding does not directly impact the Company's operating results.

        Because the Company did not have sufficient liquidity to purchase the amenities at the actual construction cost of approximately $35 million, it had been actively negotiating with the lenders and new owners of the project to resolve its commitments under the Amenities purchase and sale agreements.

        Effective November 25, 2013, the Amenities purchase and sale agreements were terminated and the Company and other parties associated with the project, including the lenders, the new owners of the project, the other members of Bay Holdings, and the property's former management company, comprehensively resolved and settled the numerous issues and disputes surrounding the project (the "Settlement").

        With respect to its portion of the Settlement, the Company paid $2.4 million toward deferred maintenance at the project, conveyed the three-acre leased parcel underlying the spa and the five-acre parking lot adjacent to the project valued at $0.8 million, and committed to pay $0.6 million over the next four years in exchange for termination of the Amenities purchase and sale agreements. In addition, the Company received full release from its construction loan guarantees and secured continued access to the spa and beach club for its Kapalua Club members at a monthly cost of $29,000. The Company previously recorded $4.1 million in accrued contract terminations as its best estimate of its exposure under these agreements. The total cost of the settlement was less than previously estimated and resulted in a $0.3 million reduction of accrued contract terminations and contract terminations expense in the accompanying consolidated financial statements. The eight acres of land transferred as part of the Settlement were accounted for at fair value in accordance with the accounting guidance for nonmonetary transactions. Accordingly, the Company derecognized the spa parcel and parking lot parcel and recognized a gain of $0.8 million equal to the difference between the carrying value and fair value of those assets.

        Summarized balance sheet and operating information for Bay Holdings as of December 31, 2013 and 2012 and for the years then ended are as follows:

	2013	2012
	(in thousands)
Restricted cash	$2,282	$3,241
Real estate inventories	—	149,774
Other assets, net	41	10,712

Total Assets	$2,323	$163,727

Construction loan payable and other member loans	$—	$375,441
Other liabilities	8,362	46,408

Total Liabilities	$8,362	$421,849

Members' Deficiency	$(6,039)	$(258,122)

	2013	2012
	(in thousands)	(in thousands)
Revenues	$14	$(745)
Costs and Expenses	(252,056)	50,827

Net Income (Loss)	$252,070	$(51,572)

        Costs and expenses for the year ended December 31, 2013 includes the recognition of Kapalua Bay's gain on foreclosure of approximately $262 million resulting from $328 million of debt forgiveness. As discussed above, the Company's carrying value of its investment in Bay Holdings was written down to zero in the past, and the Company will not recognize any additional equity in the earnings (losses) of Bay Holdings.

4.     PROPERTY

  Land

        Most the Company's 23,300 acres of land was acquired from 1911 to 1932 and is carried on the consolidated balance sheet at cost. Approximately 21,300 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes approximately 900 acres within the Kapalua Resort.

  Land Improvements and Buildings

        Land Improvements and buildings are largely comprised of restaurants, commercial retail and light industrial buildings located at the Kapalua Resort and used in the Company's leasing operations. Some of the buildings and land improvements were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

  Machinery and Equipment

        Machinery and equipment are mainly comprised of zipline course equipment installed in late 2000 at the Kapalua Resort and used in the Company's leasing operations.

  Construction in Progress

        Construction in progress is comprised primarily of a potable water well that was drilled and tested in Upcountry Maui but has not been placed into service.

5.     LONG-TERM DEBT

        Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Wells Fargo revolving loans, 3.99% and 4.05%, respectively	$29,000	$25,200
American AgCredit term loan, 5.00% and 5.25%, respectively	20,000	24,068

Total	49,000	49,268
Less current portion	49,000	4,068

Long-term debt	$—	$45,200

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

AMERICAN AGCREDIT

        The Company has a $20 million term loan with American AgCredit that is scheduled to mature on May 1, 2014. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.25%. The loan agreement provides for tiered reductions in the applicable spread to 3.75%, subject to corresponding reductions in the principal balance of the loan. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $4 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and tiered mandatory principal repayments based on predetermined percentages ranging from 10% to 75% of the net proceeds from the sale of non-collateralized real property. In accordance with this provision, the Company made principal repayments of $4.1 million and $0.4 million in 2013 and 2012, respectively, in conjunction with the sales of non-collateralized real properties. The loan is collateralized by approximately 3,100 acres of the Company's real estate holdings in West Maui and Upcountry Maui.

Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

        As of December 31, 2013, the Company is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities. The Company is actively working with its lenders to extend the maturity date of its credit facilities.

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

        In 2013, eight acres of land were transferred as part of the Settlement and were accounted for at fair value in accordance with the accounting guidance for nonmonetary transactions. Accordingly, the Company derecognized the spa parcel and parking lot parcel and recognized a gain of $0.8 million equal to the difference between the carrying value and fair value (based on Level 3 inputs) of those assets.

        The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2013 and 2012 was $49,000,000 and $49,268,000, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements, respectively. See Note 9 for the classification of the fair value of pension assets.

7.     DISCONTINUED OPERATIONS

        The Company ceased spa operations in June 2013 and beach club operations in September 2013 in conjunction with the conclusion of The Residences at Kapalua Bay foreclosure proceedings and the Settlement. In September 2011, the Company ceased all retail operations at the Kapalua Resort. In March 2011, the Company ceased operating the two championship golf courses at the Kapalua Resort. In December 2009, the Company ceased all agriculture operations. Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying consolidated financial statements. Income from discontinued operations for 2013 included a $1.9 million gain from the sale of a 7-acre parcel and building that was part of the Company's former agricultural processing facilities in Central Maui and a $0.5 million reversal of accrued income taxes payable and interest resulting from the IRS settlement. Income (loss) from discontinued operations in 2013 and 2012 also includes losses of $0.4 million and $1.1 million, respectively, from operating the spa and beach club prior to us ceasing such operations in 2013.

        The revenues and income (loss) before income tax benefits for the discontinued operations were as follows:

	2013	2012
	(in thousands)
Revenues
Spa & Beach Club	$1,294	$2,592

Total	$1,294	$2,592

Income (loss) from Discontinued Operations
Spa & Beach Club	$(443)	$(1,141)
Golf courses	—	(89)
Retail	(1)	(3)
Agriculture	2,167	358

Total	$1,723	$(875)

8.     LEASING ARRANGEMENTS

LESSEE

        The Company has various operating leases which expire in 2016 and 2017. Total rental expense under operating leases was $43,000 in 2013 and $18,000 in 2012. Future minimum rental payments due under operating leases total $7,000 in 2014, $7,000 in 2015, $6,000 in 2016, and $1,000 in 2017.

LESSOR

        The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to retail tenants. These operating leases generally provide for minimum rents and, in some cases, licensing fees and percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2013	2012
	(in thousands)
Minimum rentals	$2,684	$2,639
Percentage rentals	562	1,182
Licensing fees	637	667
Other (primarily common area recoveries)	979	1,318

	$4,862	$5,806

        Property at December 31, 2013 and 2012 includes leased property of $45,165,000 and $46,778,000, respectively (before accumulated depreciation of $20,075,000 and $19,915,000, respectively).

        Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2014	$2,585
2015	2,504
2016	1,990
2017	1,906
2018	1,479
Thereafter	8,186

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

        The measurement date for the Company's benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2013 and 2012, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2013 and 2012 were as follows:

	Pension Benefits
	2013	2012
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$72,824	$66,645
Service cost	—	—
Interest cost	2,880	3,189
Actuarial (gain) loss	(5,193)	7,218
Benefits paid	(4,420)	(4,228)

Benefit obligations at end of year	66,091	72,824

Change in plan assets:
Fair value of plan assets at beginning of year	42,518	39,053
Actual return on plan assets	4,691	5,336
Employer contributions	2,389	2,357
Benefits paid	(4,420)	(4,228)

Fair value of plan assets at end of year	45,178	42,518

Funded status	$(20,913)	$(30,306)

Accumulated Benefit Obligations	$66,091	$72,824

Weighted average assumption used to determine benefit obligations at December 31:
Discount rate	4.68% - 4.92%	3.87% - 4.16%
Expected long-term return on plan assets	7.00%	7.50%
Rate of compensation increase	n/a	n/a

        The amounts recognized for pension benefits on the Company's consolidated balance sheets as of December 31, 2013 and 2012 were as follows and are included within current and noncurrent portion of accrued retirement benefits::

	2013	2012
	(in thousands)
Current Liability	$306	$306
Noncurrent Liability	20,607	30,000

Net amounts recognized	$20,913	$30,306

        Amounts recognized for pension benefits in accumulated other comprehensive loss (before income tax effect of $0) at December 31, 2013 and 2012 are as follows:

	2013	2012
	(in thousands)
Net loss	$19,692	$27,579

Net amounts recognized	$19,692	$27,579

        In 2014, $582,000 of the net loss included in accumulated other comprehensive loss at December 31, 2013 is expected to be recognized as a component of net periodic pension cost.

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) were as follows:

	Pension Benefits
	2013	2012
	(in thousands)
Pension and other benefits:
Interest cost	$2,880	$3,189
Expected return on plan assets	(2,906)	(2,864)
Recognized net actuarial loss	914	739

Net expense	$888	$1,064

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net loss	$(6,973)	$4,749
Recognized loss	(914)	(739)

Total recognized (gain) loss in other comprehensive income (loss)	$(7,887)	$4,010

	2013	2012
Weighted average assumptions used to determine net periodic cost:
Pension benefits:
Discount rate	3.87% - 4.16%	4.79% - 4.98%
Expected long-term return on plan assets	7.00%	7.50%
Rate of compensation increase	n/a	n/a

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

        The fair values of the Company's pension plan assets at December 31, 2013 and 2012, by asset category, were as follows:

	2013 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT Pooled equity funds	$—	$25,061	$25,061
AHGT Pooled fixed income funds	—	19,160	19,160
Cash management funds	—	957	957

	$—	$45,178	$45,178

	2012 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT Pooled equity funds	$—	$23,706	$23,706
AHGT Pooled fixed income funds	—	17,671	17,671
Cash management funds	—	1,141	1,141

	$—	$42,518	$42,518

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

        The Company expects to contribute $2.8 million to its defined benefit pension plans in 2014. Estimated future benefit payments are as follows (in thousands):

2014	$4,465
2015	4,430
2016	4,433
2017	4,463
2018	4,498
2019 - 2023	22,493

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

        In June 2013, the State of Hawaii enacted a bill directing the Department of Land and Natural Resources (DLNR), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that the Company uses the proceeds of the sale to benefit the Company's defined benefit pension plans. As of December 31, 2013, the Company had unfunded pension fund liabilities of $20.9 million. The unfunded obligations are secured by approximately 8,400 acres in West Maui with a carrying value of $1.8 million, which includes Lipoa Point. The passage of the bill does not obligate the DLNR to purchase the property or obligate the Company to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which the Company's unfunded pension fund liabilities would be reduced is uncertain. Any such reduction may not be sufficient to release the security interest on any of the Company's other West Maui real estate holdings securing the Company's unfunded pension fund liabilities.

        The Company has investment and savings plans that allow eligible employees on a voluntary basis to make pre-tax contributions of their cash compensation. Substantially all employees are eligible to participate in one or more plans. No Company contributions were made to these plans in 2013 or 2012.

        On October 1, 1998, deferred compensation plans that provided for specified payments after retirement for certain management employees were amended to eliminate future benefits. At the termination date, these employees were given credit for existing years of service and the future vesting of additional benefits was discontinued. The present value of the benefits to be paid was being accrued over the period of active employment. As of December 31, 2013 and 2012, deferred compensation plan liabilities totaled $340,000 and $512,000, respectively.

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

        The total compensation expense recognized for share-based compensation was $425,000 and $489,000 for 2013 and 2012, respectively. There was no tax benefit or expense related thereto. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting based primarily on historical annual forfeiture rates of approximately 2.8% and 3.2%, for 2013 and 2012, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and certain members of management received annual incentive awards of $133,100 and $150,300 in February 2013 and 2012, respectively, based on the achievement of certain predefined performance goals and objectives. The annual incentive awards are paid in stock of the Company and resulted in the issuance of 33,187 and 39,294 shares in February 2013 and 2012, respectively.

  Stock Options

        In May 2006, the Company's shareholders approved the 2006 Equity and Incentive Award Plan (the "2006 Plan") and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grant types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. At December 31, 2013, there were 447,824 shares remaining and available for issuance under the 2006 Plan.

        A summary of stock option award activity as of and for the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2012	79,000	$23.52
Forfeited or Cancelled	(19,000)	$35.82	$12.29

Outstanding at December 31, 2013	60,000	$19.63	$7.33	3.4	$—

Exercisable at December 31, 2013	55,000	$20.94	$7.77	3.2	$—

Expected to Vest at December 31, 2013(2)	3,600	$5.20	$2.48	5.2	$—

(1)
For in the money options

(2)
Options expected to vest reflect estimated forfeitures.

        There were no stock option awards granted in 2013 or 2012. The grant date fair value of stock options vested in 2013 and 2012 was $12,000 and $35,000, respectively.

        As of December 31, 2013, there was $2,300 of total unrecognized compensation for awards granted under the stock options plans that is expected to be recognized over a weighted average period of 0.3 year.

Restricted Stock

        In 2013, 12,000 restricted shares that vest as service requirements are met were granted to management employees and the Company's Board of Directors, and 74,342 shares of restricted stock vested as directors' and management service requirements were met. In 2012, 21,277 restricted shares that vest as service requirements are met were granted to management employees and the Company's Board of Directors, and 78,769 shares of restricted stock vested as directors' and management service requirements were met. All restricted shares granted in 2013 and 2012 were granted under the 2006 Plan. The weighted average grant-date fair value of restricted stock granted during 2013 and 2012 was $4.03 and $3.54 per share, respectively.

        A summary of the activity for nonvested restricted stock awards as of and for the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2012	94,137	$5.56
Granted	12,000	$4.03
Vested	(74,342)	$4.79

Nonvested balance at December 31, 2013	31,795	$5.79

11.   RELATED PARTY TRANSACTIONS

        The Company has a 51% ownership interest in Bay Holdings, the owner and developer of The Residences at Kapalua Bay. The other members of Bay Holdings, through wholly owned affiliates, are Marriott, which owns a 34% interest in Bay Holdings, and ER which owns the remaining 15% interest in Bay Holdings. Stephen M. Case, who is a director and a 64% shareholder of the Company as of February 2014, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of ER, and thus Mr. Case has a beneficial interest in Bay Holdings.

12.   INCOME TAXES

        GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2013, the tax liability for uncertain tax positions was reduced by $248,000 to $0 because of expiration of statutes of limitations and the IRS settlement. As of December 31, 2013 and 2012, total accrued interest for uncertain income tax positions was $296,000 and $899,000, respectively.

        The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its consolidated statement of operations and such amounts are included in income taxes payable on the Company's consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance at beginning of year	$248	$626
Settlement adjustments for tax provisions of prior years	(220)	(290)
Expiration of statutes of limitations	(28)	(88)

Balance at end of year	$—	$248

        In 2013, the income tax benefit from the reversal of the tax liability discussed above were included in income from discontinued operations as they relate to the Company's former agriculture operations that were discontinued in 2009. The Company also recorded a $0.5 million reversal of accrued income taxes payable and interest resulting from its settlement with the IRS.

        Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% was as follows:

	2013	2012
	(in thousands)
Federal income tax benefit at statutory rate Adjusted for:	$(1,061)	$(1,335)
Valuation allowance	1,034	1,274
Permanent differences and other	27	61

Income tax benefit—continuing operations	$—	$—

        Deferred tax assets (liabilities) were comprised of the following temporary differences as of December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Net operating loss and tax credit carryforwards	$46,205	$49,205
Joint venture and other investments	294	2,440
Accrued retirement benefits	7,458	10,815
Property net book value	2,825	4,304
Deferred revenue	1,522	1,280
Stock compensation	150	145
Reserves and other	671	663

Total deferred tax assets	59,125	68,852
Valuation Allowance	(59,125)	(66,467)

Deferred condemnation proceeds	—	(2,385)

Total deferred tax liabilities	—	(2,385)

Net deferred tax assets (liabilities)	$—	$—

        Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive income, which is not included in the current provision. The Company had $101.9 million in federal net operating loss carry forwards at December 31, 2013, that expire from 2028 through 2033. Net operating loss for state income tax purposes that expire from 2028 through 2033 totaled $117.5 million at December 31, 2013.

        In April 2013, the Company and the IRS arrived at a settlement which concluded the IRS examination of the Company's federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $0.7 million was paid in 2013. The Company is currently in discussion with the IRS regarding the remaining payment terms of the settlement. As a result of the settlement, the Company reversed $0.5 million it had previously accrued in income taxes payable and accrued interest in estimating its exposure for this matter. The reversal has been reported in discontinued operations in the accompanying condensed consolidated financial statements as it relates to the Company's former agricultural operations. The Company is subject to routine audits by taxing jurisdictions and there are currently no audits for any tax periods in progress. As of December 31, 2013, tax years prior to 2010 are no longer subject to examination for U.S. tax purposes.

13.   SEGMENT INFORMATION

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

  •
  Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members. In 2012, the resort amenities segment also included a full-service spa and a beach club. In 2013, the Company ceased operating the spa and beach club in conjunction with the conclusion of The Residences at Kapalua Bay foreclosure proceeding and accounted for the spa and beach club operation results as discontinued operations.

        Condensed financial information for each of the Company's reportable segments for 2013 and 2012 follows:

	Real Estate	Leasing	Utilities	Resort Amenities	Other(5)	Consolidated
2013
Operating revenues(1)	$5,434	$4,862	$3,686	$1,217	$13	$15,212
Operating income (loss)(2)	357	(405)	882	326	(1,700)	(540)
Interest expense, net						(2,491)

Loss from continuing operations						$(3,031)
Depreciation expense	—	1,992	426	61	71	$2,550
Capital expenditures(3)	270	—	7	—	—	$277
Assets(4)	10,026	32,398	6,113	1,385	3,831	$53,753

	Real Estate	Leasing	Utilities	Resort Amenities	Other(5)	Consolidated
2012
Operating revenues(1)	$2,545	$5,806	$3,541	$1,635	$44	$13,571
Operating income (loss)(2)	(338)	428	624	960	(2,926)	(1,252)
Interest expense, net						(2,563)

Loss from continuing operations						$(3,815)
Depreciation expense	—	2,240	461	1	176	$2,878
Capital expenditures(3)	109	22	54	—	—	$185
Assets(4)	6,736	37,421	6,437	1,752	9,139	$61,485

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

(5)
Consists primarily of miscellaneous transactions and unallocated general and administrative, pension and other post-retirement expenses and gain related to the Kapalua Bay settlement. Other assets are primarily assets held for sale, assets related to discontinued operations, information technology assets and assets at the Kapalua Resort that are not used directly in any operating segment.

14.   RESERVES

        Allowance for doubtful accounts and reserves for environmental liabilities for 2013 and 2012 are as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2013	$262	$92	$(191)	$163
2012	$519	$212	$(469)	$262

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
	(in thousands)
Reserve for Environmental Liabilities
2013	$675	$41	$(551)	$165
2012	$866	$—	$(191)	$675

        In 2013, the Company recorded a decrease of the environmental reserve of $551,000 in conjunction with the sale of a 7-acre parcel and building that was part of the Company's former agricultural processing facilities in Central Maui because the buyer assumed responsibility.

15.   COMMITMENTS AND CONTINGENCIES

Discontinued Operations

        On April 19, 2011, a lawsuit was filed against the Company's wholly owned subsidiary MPC and several other Hawaii based farms by the EEOC. The lawsuit alleges the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali'imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC's motion. MPC believes it was not involved in any wrongdoing, disagrees with the charges and is defending itself. Because this lawsuit is in its early stages and has not gone to trial, MPC is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of December 31, 2013 has recorded a reserve for environmental liability of $82,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Kapalua Bay

        On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the project formerly known as The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        On June 7, 2012, a group of owners of 12 whole-ownership units at the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

        On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in the project formerly known as The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests). The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional

Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying consolidated financial statements.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting include those policies and procedures that:

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessments, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013, is incorporated herein by reference. Certain information concerning our executive officers is contained in Item 1 of this annual report.

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

Item 11.    EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation," and "Director Compensation" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under "Security Ownership of Certain Beneficial Owners" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013, is incorporated herein by reference, which is set forth below.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table provides summary information as of December 31, 2013, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	91,795	19.63	447,824

        With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information set forth under "Certain Relationship and Related Transactions," and "—Director Independence" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under "Independent Registered Public Accounting Firm" in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2013, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

        The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

(a)3. Exhibits

Exhibit No
3.1		Restated Articles of Association, as of May 13, 2010 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010, filed August 4, 2010, and incorporated herein by reference).

3.2		Amended Bylaws, as of February 17, 2012. (filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.1		Loan Agreement by and between American AgCredit, FLCA and Maui Land & Pineapple Company, Inc., entered into as of December 22, 2010 (filed as exhibit 10.23 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.2		Fee and Leasehold Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, entered into on November 15, 2007 (filed as Exhibit 10.2 to Form 8-K, filed November 19, 2007 and incorporated herein by reference).

10.3		Amended and Restated Credit Agreement, dated as of October 9, 2009, by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009, filed November 3, 2009 and incorporated herein by reference).

10.4		First Modification Agreement dated as of September 17, 2010, entered into by and among Maui Land & Pineapple Company, Inc., and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.5		Second Modification Agreement and Waiver dated as of December 22, 2010, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.6		Third Modification Agreement and Waiver dated as of February 23, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as exhibit 10.22 to Form 10-K for the year ended December 31, 2010, filed March 14, 2011 and incorporated herein by reference).

10.7		Fourth Modification Agreement dated as of August 1, 2011, entered into by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, filed November 3, 2011 and incorporated herein by reference).

10.8		Second Amendment Agreement dated February 26, 2013, entered into by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA. (filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 2012, filed March 1, 2013 and incorporated herein by reference).

10.9	†	Supplemental Executive Retirement Plan (effective as of January 1, 1988) (filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 (SEC File No. 001-06510), and incorporated herein by reference).

Exhibit No
10.10	†	Maui Land & Pineapple Company, Inc. 2003 Stock and Incentive Compensation Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on November 10, 2003 (SEC File No. 001-06510)).

10.11	†	Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006 (SEC File No. 001-06510)).

10.12	†	Form of Stock Option Grant Notice and Form of Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.13	†	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.14		Limited Liability Company Agreement of Kapalua Bay Holdings, LLC, dated August 31, 2004 (filed as Exhibit 10(A) to Form 10-Q for the quarter ended September 30, 2004, filed November 12, 2004 (SEC File No. 001-06510), and incorporated herein by reference).

10.15		Fee and Leasehold Mortgage, Security Agreement and Fixture Filing made by Kapalua Bay, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.16		Completion Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.4 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.17		Recourse Guaranty made by Maui Land & Pineapple Company, Inc., The Ritz-Carlton Development Company, Inc. and Exclusive Resorts Development Company, LLC in favor of Lehman Brothers Holdings, Inc. (filed as Exhibit 10.5 to Form 8-K filed July 20, 2006 (SEC File No. 001-06510) and incorporated herein by reference).

10.18		Amended and Restated Construction Loan Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.19		Master Assignment and Assumption and Modification Agreement, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.56 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

Exhibit No
10.20		Second Omnibus Amendment to Construction Loan Documents, dated as of February 11, 2009, by and among Kapalua Bay, LLC, Lehman Brothers Holdings Inc., Central Pacific Bank, Landesbank Baden-Württemberg, Deutsche Hypothekenbank, Swedbank AB, New York Branch, and MH Kapalua Venture, LLC (filed as Exhibit 10.57 to Form 10-K for the year ended December 31, 2008, filed March 31, 2009 and incorporated herein by reference).

10.21	±	Sale, Purchase and Lease Termination Agreement, entered into on March 28, 2007 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.22	±	Second Amended and Restated Limited Liability Company Agreement of W2005 Kapalua/Gengate Hotel Holdings L.L.C., entered into on March 28, 2007 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2007, filed May 9, 2007 and incorporated herein by reference).

10.23		Settlement Agreement entered into on April 19, 2011, by and between Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation. (filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.24		Mortgage, Security Agreement, Assignment of Rents, Fixture Filing and Financing Statement effective April 19, 2011. (filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.25	*	Settlement and Release Agreement entered into on October 24, 2013, by and between Kapalua Bay, LLC, The Ritz-Carlton Management Company, L.L.C., The Ritz-Carlton Development Company, Inc., MH Kapalua Venture, LLC, Maui Land & Pineapple Company, Inc., Exclusive Resorts, Inc., Maui Holdings JV LLC, Lantern Asset Management, LLC, Island Investors, LLC, Island Acquisitions Kapalua, LLC and Lehman Brothers Holdings, Inc.

10.26		Settlement Agreement entered into on November 19, 2012, by and between Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2012, filed March 1, 2013 and incorporated herein by reference).

10.27		Kapalua Bay Course Sale, Purchase and Escrow Agreement dated September 16, 2010 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.28		Bay Golf Course Lease made and entered into effective September 30, 2010 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.29		Golf Academy Lease, made and entered into effective October 1, 2010 (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010, filed November 2, 2010 and incorporated herein by reference).

10.30		Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000 and incorporated herein by reference).

21.	*	Subsidiaries of Maui Land & Pineapple Company, Inc.

Exhibit No
23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 20, 2014.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation document

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Link Document

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2014

MAUI LAND & PINEAPPLE COMPANY, INC.
By:	/s/ WARREN H. HARUKI Warren H. Haruki Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ WARREN H. HARUKI Warren H. Haruki, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	Date March 20, 2014
By	/s/ STEPHEN M. CASE Stephen M. Case, Director	Date March 20, 2014
By	/s/ DAVID A. HEENAN David A. Heenan, Director	Date March 20, 2014
By	/s/ DUNCAN MACNAUGHTON Duncan MacNaughton, Director	Date March 20, 2014
By	/s/ ARTHUR C. TOKIN Arthur C. Tokin, Director	Date March 20, 2014
By	/s/ TIM T. ESAKI Tim T. Esaki, Chief Financial Officer (Principal Financial Officer)	Date March 20, 2014
By	/s/ PAULUS SUBRATA Paulus Subrata, Controller (Principal Accounting Officer)	Date March 20, 2014