Form 10-Q
period 2014-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2014-05-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2014
Common Stock, no par value	18,779,127 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$479	$359
Accounts receivable, less allowance of $163 for doubtful accounts	1,493	1,203
Prepaid expenses and other assets	538	596
Assets held for sale	778	744
Total Current Assets	3,288	2,902
PROPERTY	77,266	77,266
Accumulated depreciation	(37,668)	(37,084)
Net Property	39,598	40,182
OTHER ASSETS
Deferred development costs	7,733	7,727
Other noncurrent assets	2,760	2,942
Total Other Assets	10,493	10,669
TOTAL	$53,379	$53,753
LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$-	$49,000
Trade accounts payable	749	995
Payroll and employee benefits	221	362
Current portion of accrued retirement benefits	420	443
Income taxes payable	999	1,421
Current portion of accrued contract terminations	159	159
Other accrued liabilities, including deferred revenue	2,503	2,216
Total Current Liabilities	5,051	54,596
LONG-TERM LIABILITIES
Long-term debt	50,600	-
Accrued retirement benefits	20,307	20,867
Accrued contract terminations	316	475
Other noncurrent liabilities	4,932	5,046
Total Long-Term Liabilities	76,155	26,388
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,766,246 and 18,737,384 shares issued and outstanding	76,976	76,810
Additional paid in capital	9,246	9,245
Accumulated deficit	(94,503)	(93,594)
Accumulated other comprehensive loss	(19,546)	(19,692)
Stockholders' Deficiency	(27,827)	(27,231)
TOTAL	$53,379	$53,753

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Commissions	$83	$96
Leasing	1,312	1,326
Utilities	722	827
Resort amenities and other	352	380
Total Operating Revenues	2,469	2,629

OPERATING COSTS AND EXPENSES
Real estate
Other	305	397
Leasing	550	780
Utilities	573	555
Resort amenities and other	281	190
General and administrative	411	711
Depreciation	584	686
Pension and other postretirement expenses (Note 11)	141	222
Total Operating Costs and Expenses	2,845	3,541

Operating Loss	(376)	(912)
Interest expense, net	(477)	(694)
Loss from Continuing Operations, net of income taxes of $0	(853)	(1,606)
Loss from Discontinued Operations (Note 7), net of income taxes of $0	(56)	(209)
NET LOSS	$(909)	$(1,815)
Pension, net of income taxes of $0	146	228
COMPREHENSIVE LOSS	$(763)	$(1,587)

NET LOSS PER COMMON SHARE
--BASIC AND DILUTED
Continuing Operations	$(0.05)	$(0.09)
Discontinued Operations	-	(0.01)
Net Loss	$(0.05)	$(0.10)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2014 and 2013

(in thousands)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)
Share-based compensation expense			99			99
Issuance of shares for incentive plan	36	218				218
Vested restricted stock issued	17	98	(98)			-
Shares cancelled to pay tax liability	(24)	(150)				(150)
Other Comprehensive Income - Pension					146	146
Net loss				(909)		(909)

Balance, March 31, 2014	18,766	$76,976	$9,246	$(94,503)	$(19,546)	$(27,827)

Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)
Share-based compensation expense			108			108
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	19	106	(106)			-
Shares cancelled to pay tax liability	(17)	(70)				(70)
Other Comprehensive Income - Pension					162	162
Net loss				(1,815)		(1,815)

Balance, March 31, 2013	18,699	$76,579	$9,238	$(94,245)	$(27,417)	$(35,845)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(1,287)	$(1,759)

INVESTING ACTIVITIES
Purchases of property	-	(4)
Payments for other assets	(34)	(39)
NET CASH USED IN INVESTING ACTIVITIES	(34)	(43)
FINANCING ACTIVITIES
Proceeds from long-term debt	1,600	1,700
Debt and common stock issuance cost and other	(159)	(270)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,441	1,430
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120	(372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359	829
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$479	$457

Cash paid during the period:
Interest (net of amounts capitalized)	$426	$566
Income taxes	$150	$-

Supplemental Non-Cash Investing and Financing Activities—

●	Funds related to the sale of property that were held in escrow pending the completion of post-closing obligations were $0 and $150,000 at March 31, 2014 and 2013, respectively.

●	$218,000 and $133,100 of common stock was issued to certain members of the Company’s management at March 31, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

LIQUIDITY

The Company reported a net loss of $0.9 million for the three months ended March 31, 2014. The Company reported negative cash flows from operations of $1.3 million for the three months ended March 31, 2014. The Company had an excess of current liabilities over current assets of $1.8 million and a stockholders’ deficiency of $27.8 million at March 31, 2014.

The Company has two primary credit facilities that have financial covenants requiring among other things, a minimum of $3 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as collateral for borrowings under these credit facilities. Both facilities were scheduled to mature in May 2014. In April 2014, the Company extended the maturity date of both credit facilities to August 1, 2016.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company’s credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, the Company is subject to several commitments and contingencies that could negatively impact its future cash flows, including required funding of the Company’s defined benefit pension plans and ongoing legal disputes related to The Residences of Kapalua Bay project. These matters are further described in Notes 11 and 14.

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

3.                 Average Common Shares Outstanding Used to Compute Loss Per Share

	Three Months Ended March 31,
	2014	2013

Basic and diluted	18,747,529	18,673,220
Potentially dilutive	74,397	134,989

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

4.            Property

Land

Most the Company’s 23,300 acres of land were acquired between 1911 and 1932 and is carried on the consolidated balance sheet at cost. Approximately 21,300 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet and includes approximately 900 acres within the Kapalua Resort.

Land Improvements and Buildings

Land improvements and buildings are largely comprised of restaurants, commercial retail and light industrial buildings located at the Kapalua Resort and used in the Company’s leasing operations. Some of the buildings and land improvements were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in late 2000 at the Kapalua Resort and used in the Company’s leasing operations.

 Construction in Progress

Construction in progress is comprised primarily of a potable water well that was drilled and tested in Upcountry Maui but has not been placed into service.

5.                  Assets Held for Sale

At March 31, 2014, assets held for sale consists of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course.

At March 31, 2013, assets held for sale included a 7-acre parcel in Kahului and a 630-acre parcel in Upcountry Maui.

6.                 Long-Term Debt

Long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Wells Fargo revolving loans, 3.99%	$30,600	$29,000
American AgCredit term loan, 5.00%	20,000	20,000
Total	50,600	49,000
Less current portion	-	49,000
Long-term debt	$50,600	$-

WELLS FARGO

The Company has a $32.7 million revolving line of credit with Wells Fargo that was scheduled to mature on May 1, 2014. In April 2014, the Company extended the maturity date to August 1, 2016. Interest rates on borrowings are at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a $20 million term loan with American AgCredit that was scheduled to mature on May 1, 2014. In April 2014, the Company amended its term loan agreement to extend the maturity date to August 1, 2016. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75%, if the principal balance of the loan is reduced to $15 million. The loan agreement requires a mandatory principal repayment of $3 million by May 1, 2015 and an additional $2 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of March 31, 2014, the Company believes it is in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

7.                 Discontinued Operations

The Company ceased spa operations in June 2013 and beach club operations in September 2013 in conjunction with the conclusion of The Residences at Kapalua Bay foreclosure proceedings and settlement. In September 2011, the Company ceased all retail operations at the Kapalua Resort. In March 2011, the Company ceased operating the two championship golf courses at the Kapalua Resort. In December 2009, the Company ceased all agriculture operations. Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying consolidated financial statements.

The revenues and income (loss) before income tax benefits for the discontinued operations were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Revenues
Spa & Beach Club	$-	$725
Total	$-	$725
Income (loss) from Discontinued Operations
Spa & Beach Club	$-	$(201)
Golf courses	-	-
Retail	(24)	(1)
Agriculture	(32)	(7)
Total	$(56)	$(209)

8.               Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740)— Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires unrecognized tax benefits, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when such a loss or credit carryforward is not available at the reporting date, in which case the unrecognized tax benefit should be presented as a liability. The amendments in this ASU should be applied prospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)— Reporting Discontinued Operations and Disclosures of Disposals of an Entity. This ASU changes the criteria for reporting discontinued operations where only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures that will provide financial statement users with more information about the discontinued operations assets, liabilities, income, expenses and pre-tax income. The amendments in this ASU may be early adopted, but only for disposals (or classifications held for sale) that have not been reported in financial statements previously issued. The amendments in the ASU should be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

9.      Accrued Contract Terminations

In November 2013, the Company and the other parties involved in The Residences at Kapalua Bay development project reached a comprehensive settlement with respect to numerous issues and disputes surrounding the project. As part of its portion of the settlement, the Company committed to pay $0.6 million over the next four years for the annual dues of the 132 releasing fractional owners, of which $0.5 million remained outstanding as of March 31, 2014. In addition, the Company agreed to pay $29,000 monthly for continued access to the Kapalua Spa and Beach Club for its Kapalua Club members.

10.    Share-Based Compensation

The total compensation expense recognized for share-based compensation was $99,000 and $108,000 for the three months ended March 31, 2014 and 2013, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 0% and 3.1%, as of March 31, 2014 and 2013, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded an incentive bonus of $218,000 and $133,100 in February 2014 and 2013, respectively, based on meeting certain performance metrics included in the Executive and Key Management Compensation Plan. In accordance with the plan, the incentive award was settled through the issuance of 35,917 and 33,187 shares of common stock in February 2014 and 2013, respectively.

Stock Options

A summary of stock option award activity as of and for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at December 31, 2013	60,000	$19.63
Forfeited or cancelled	—	$—	$—
Outstanding at March 31, 2014	60,000	$19.63	$7.33	3.1	$—
Exercisable at March 31, 2014	60,000	$19.63	$7.33	3.1	$—
Expected to vest at March 31, 2014 (2)	—	$—	$—	—	$—

(1)	For in-the-money options
(2)	Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised in the three months ended March 31, 2014 or 2013. The fair values of shares vested were $12,000 for the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was no unamortized compensation expense for awards granted under the stock option plans that is expected to be recognized over a weighted average period of 1 year.

Restricted Stock

During the three months ended March 31, 2014, 17,398 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for nonvested restricted stock awards as of and for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2013	31,795	$5.79
Vested	(17,398)	$4.81
Nonvested balance at March 31, 2014	14,397	$5.97

11.   Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Interest cost	$772	$720
Expected return on plan assets	(777)	(726)
Recognized actuarial loss	146	228

Net expense	$141	$222

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

In June 2013, the State of Hawaii enacted a bill directing the Department of Land and Natural Resources (DLNR), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that the Company uses the proceeds of the sale to benefit the Company’s defined benefit pension plans. As of March 31, 2014, the Company had unfunded pension fund liabilities of $20.7 million. The unfunded obligations are secured by approximately 8,400 acres in West Maui with a carrying value of $1.8 million, which includes Lipoa Point. The passage of the bill does not obligate the DLNR to purchase the property or obligate the Company to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which the Company’s unfunded pension fund liabilities would be reduced is uncertain. Any such reduction may not be sufficient to release the security interest on any of the Company’s other West Maui real estate holdings securing the Company’s unfunded pension fund liabilities.

The minimum required contributions to the Company’s defined benefit pension plans in 2014 are expected to be $2.8 million, of which $0.5 million has been funded through March 31, 2014.

12.     Income Taxes

The effective tax rate for 2014 and 2013 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to the tax valuation allowance.

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

In April 2013, the Company and the IRS arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $0.9 million was paid as of March 31, 2014.

13.               Operating Segment Information

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Financial results for each of the Company’s reportable segments for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating Revenues
Real Estate	$83	$96
Leasing	1,312	1,326
Utilities	722	827
Resort Amenities	327	376
Other	25	4
Total Operating Revenues	$2,469	$2,629

Operating Income (Loss) (1)
Real Estate	$(336)	$(491)
Leasing	224	(141)
Utilities	12	109
Resort Amenities	9	114
Other (2)	(285)	(503)
Total Operating Loss	(376)	(912)
Interest Expense, net	(477)	(694)

Loss from Continuing Operations	(853)	(1,606)

Loss from Discontinued Operations (Note 7)	(56)	(209)

Net Loss	$(909)	$(1,815)

(1)	Includes allocations of general and administrative expenses.

(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, pension and other post-retirement expenses.

14.     Commitments and Contingencies

Discontinued Operations

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. (MPC) and several other Hawaii based farms by the Equal Employment Opportunity Commission (EEOC). The lawsuit alleges the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali’imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC’s motion. MPC believes it was not involved in any wrongdoing, disagrees with the charges and is defending itself. Because this lawsuit is in its early stages and has not gone to trial, MPC is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of March 31, 2014 has recorded a reserve for environmental liability of $59,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Kapalua Bay

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the project formerly known as The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

On June 7, 2012, a group of owners of 12 whole-ownership units at the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in the project formerly known as The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests). The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and plans to vigorously defend itself. Because this lawsuit is in its early stages and has not gone to trial, the Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2014 and December 31, 2013 was $50,600,000 and $49,000,000, respectively, which approximated fair value. The fair value of cash and debt has been classified as level 1 and level 2 measurements, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2014.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

CONSOLIDATED

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share amounts)

Consolidated Revenues	$2,469	$2,629

Loss from Continuing Operations	$(853)	$(1,606)

Loss from Discontinued Operations	$(56)	$(209)

Net Loss	$(909)	$(1,815)

Net Loss Per Common Share	$(0.05)	$(0.10)

We reported a net loss of $0.9 million or $(0.05) per share during the three months ended March 31, 2014 compared to a net loss of $1.8 million or $(0.10) per share for the same period in 2013. The decrease in consolidated revenues during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in sales of potable and non-potable water in our utilities business segment. Loss from discontinued operations for the three months ended March 31, 2013 was attributable to the cessation of our former spa and beach club operations.

REAL ESTATE

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Operating Revenues	$83	$96
Operating Costs and Expenses	419	587
Operating Loss	$(336)	$(491)

We had no sales of real estate inventory during the three months ended March 31, 2014 and 2013. Operating revenues for the three months ended March 31, 2014 and 2013were from real estate sales commissions from resales of properties owned by private residences in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Operating Revenues	$1,312	$1,326
Operating Costs and Expenses	1,088	1,467
Operating Income (Loss)	$224	$(141)

Average Occupancy Rates:
Kapalua Resort	79%	81%
Hali’imaile Town	88%	87%
Other West Maui	38%	40%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The decrease in operating costs and expenses during the three months ended March 31, 2014 was primarily due to costs associated with the termination of our zipline operator in February 2013. In January 2014, our Honolua Store lessee completed a $4.0 million renovation of the Honolua Store. Other West Maui leasable properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Operating Revenues	$722	$827
Operating Costs and Expenses	710	718
Operating Income (Loss)	$12	$109

Consumption (in million gallons):
Potable	37	39
Non-potable/irrigation	81	109

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the three months ended March 31, 2014 was primarily due to a decrease in sales of potable and non-potable water resulting from rainier weather conditions in Maui as compared to the prior year period.

RESORT AMENITIES

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Operating Revenues	$327	$376
Operating Costs and Expenses	318	262
Operating Income (Loss)	$9	$114

Kapalua Club Members	495	533

The decrease in operating revenues during the three months ended March 31, 2014 compared to the prior year period is the result of a decline in the number of Kapalua Club members. The increase in operating costs and expenses during the three months ended March 31, 2014 compared to the prior year period is due to $29,000 monthly payments for members’ access to the Kapalua Spa and Beach Club.

GENERAL AND ADMINISTRATIVE

	Three Months Ended March 31,
	2014	2013
	(in thousands)

General and Administrative	$411	$711

General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for each of the business segments include an allocation of a portion of general and administrative expenses incurred at the corporate level. Such allocations are made on the basis of our evaluation of the level of services provided to each of the business segments. The decrease in general and administrative expenses during the three months ended March 31, 2014 was primarily due to a change in estimated uncertain tax positions.

DISCONTINUED OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Loss From Discontinued Operations	$(56)	$(209)

Our former retail, golf, spa, beach club and agriculture operations are reported as discontinued operations. Loss from discontinued operations for the three months ended March 31, 2013 was attributable to the cessation of our former spa and beach club operations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2014, our total debt was $50.6 million, compared to $49.0 million at December 31, 2013, and we had approximately $0.5 million in cash and cash equivalents. Cash used in operating activities was $1.3 million for the three months ended March 31, 2014. At March 31, 2014, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $27.8 million.

Revolving Line of Credit with Wells Fargo

We have a $32.7 million revolving line of credit with Wells Fargo that was scheduled to mature on May 1, 2014. In April 2014, we extended the maturity date to August 1, 2016. Interest rates on borrowings are at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

As of March 31, 2014, we had $30.6 million of borrowings outstanding under our revolving line of credit.

Term Loan with American AgCredit

We have a $20 million term loan with American AgCredit that was scheduled to mature on May 1, 2014. In April 2014, we amended our term loan agreement to extend the maturity date to August 1, 2016. The interest rate on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75%, if the principal balance of the loan is reduced to $15 million. The loan agreement requires a mandatory principal repayment of $3 million by May 1, 2015 and an additional $2 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

As of March 31, 2014, we believe we are in compliance with the covenants under the Wells Fargo and American AgCredit credit facilities.

Cash Flows

During the first three months of 2014, consolidated net cash used in operating activities for 2014 was $1.3 million compared to $1.8 million for the first three months of 2013. The decrease in net cash used in operating activities was primarily due to the reduction in costs associated with defending various claims and legal actions pending against the Company. For the first three months of 2013, debt modification fees of $200,000 were included in financing activities.

Future Cash Inflows and Outflows

Our plans for 2014 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

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

•

our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity dates;

•	our expectation, absent the sale of some of our real estate holdings or refinancing, that we do not expect to be able to pay any significant amount of our debt;

•	our ability to raise capital through the sale of certain real estate assets; and

•	availability of capital on terms favorable to us, or at all.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 2, 2014	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	(1) Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.