Form 10-Q
period 2014-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2014-08-01
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock, no par value	18,772,366 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203	$359
Accounts receivable, less allowance of $163 for doubtful accounts	1,289	1,203
Prepaid expenses and other assets	516	596
Assets held for sale	-	744
Total Current Assets	2,008	2,902
PROPERTY	77,266	77,266
Accumulated depreciation	(38,257)	(37,084)
Net Property	39,009	40,182
OTHER ASSETS
Deferred development costs	7,860	7,727
Other noncurrent assets	3,023	2,942
Total Other Assets	10,883	10,669
TOTAL	$51,900	$53,753

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$2,533	$49,000
Trade accounts payable	904	995
Payroll and employee benefits	286	362
Current portion of accrued retirement benefits	404	443
Income taxes payable	857	1,421
Current portion of accrued contract terminations	159	159
Other accrued liabilities, including deferred revenue	2,319	2,216
Total Current Liabilities	7,462	54,596
LONG-TERM LIABILITIES
Long-term debt	46,243	-
Accrued retirement benefits	20,206	20,867
Accrued contract terminations	316	475
Other noncurrent liabilities	4,808	5,046
Total Long-Term Liabilities	71,573	26,388
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,777,607 and 18,737,384 shares issued and outstanding	77,045	76,810
Additional paid in capital	9,246	9,245
Accumulated deficit	(94,026)	(93,594)
Accumulated other comprehensive loss	(19,400)	(19,692)
Stockholders' Deficiency	(27,135)	(27,231)
TOTAL	$51,900	$53,753

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
	(in thousands except share amounts)
OPERATING REVENUES
Real estate
Sales	$2,300	$-
Commissions	153	95
Leasing	1,409	1,197
Utilities	829	956
Resort amenities and other	318	308
Total Operating Revenues	5,009	2,556

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	835	-
Other	333	442
Leasing	586	609
Utilities	572	539
Resort amenities and other	190	116
General and administrative	671	708
Depreciation	587	688
Pension and other postretirement expense (Note 11)	141	222
Total Operating Costs and Expenses	3,915	3,324

Operating Income (Loss)	1,094	(768)
Interest expense, net	(592)	(506)
Income (Loss) from Continuing Operations, net of income taxes of $0	502	(1,274)
Income (Loss) from Discontinued Operations (Note 7), net of income taxes of $0 and $116	(25)	2,105
NET INCOME	477	831
Pension, net of income taxes of $0	146	228
COMPREHENSIVE INCOME	$623	$1,059

NET INCOME PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$0.03	$(0.07)
Discontinued Operations	-	0.11
Net Income	$0.03	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands except share amounts)

OPERATING REVENUES
Real estate
Sales	$2,300	$-
Commissions	236	$191
Leasing	2,721	2,523
Utilities	1,551	1,783
Resort amenities and other	670	688
Total Operating Revenues	7,478	5,185

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	835	-
Other	638	839
Leasing	1,136	1,389
Utilities	1,145	1,094
Resort amenities and other	471	306
General and administrative	1,082	1,419
Depreciation	1,171	1,374
Pension and other postretirement expense (Note 11)	282	444
Total Operating Costs and Expenses	6,760	6,865

Operating Income (Loss)	718	(1,680)
Interest expense, net	(1,069)	(1,200)
Loss from Continuing Operations, net of income taxes of $0	(351)	(2,880)
Income (Loss) from Discontinued Operations (Note 7), net of income taxes of $0 and $116	(81)	1,896
NET LOSS	(432)	(984)
Pension, net of income taxes of $0	292	390
COMPREHENSIVE LOSS	$(140)	$(594)

NET LOSS PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$(0.02)	$(0.15)
Discontinued Operations	-	0.10
Net Loss	$(0.02)	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Six Months Ended June 30, 2014 and 2013

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)
Share-based compensation expense			211			211
Issuance of shares for incentive plan	36	218				218
Vested restricted stock issued	35	210	(210)			-
Shares cancelled to pay tax liability	(30)	(193)				(193)
Other Comprehensive Income - Pension					292	292
Net loss				(432)		(432)

Balance, June 30, 2014	18,778	$77,045	$9,246	$(94,026)	$(19,400)	$(27,135)

Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)
Share-based compensation expense			215			215
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	38	210	(210)			-
Shares cancelled to pay tax liability	(23)	(94)				(94)
Other Comprehensive Income - Pension					390	390
Net loss				(984)		(984)

Balance, June 30, 2013	18,712	$76,659	$9,241	$(93,414)	$(27,189)	$(34,703)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$689	$(3,057)

INVESTING ACTIVITIES
Purchases of property	-	(5)
Proceeds from disposals of property	-	3,760
Payments for other assets	(67)	(54)
NET CASH PROVDED BY (USED IN) INVESTING ACTIVITIES	(67)	3,701
FINANCING ACTIVITIES
Proceeds from long-term debt	2,100	2,900
Payments of long-term debt	(2,324)	(3,561)
Debt issuance costs and other	(554)	(343)
NET CASH USED IN FINANCING ACTIVITIES	(778)	(1,004)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(156)	(360)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359	829
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203	$469

Cash paid during the period:
Interest (net of amounts capitalized)	$1,147	$1,162
Income taxes	$300	$-

Supplemental Non-Cash Investing and Financing Activities—

●	Funds related to the sale of property that were held in escrow pending the completion of post-closing obligations were $0 and $150,000 at June 30, 2014 and 2013, respectively.

●	$218,000 and $133,100 of common stock was issued to certain members of the Company’s management at June 30, 2014 and 2013, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

LIQUIDITY

The Company had a net loss of $0.4 million and generated $0.7 million of cash from its operating activities during the six months ended June 30, 2014. The Company had an excess of current liabilities over current assets of $5.5 million and a stockholders’ deficiency of $27.1 million at June 30, 2014.

The Company has outstanding borrowings under two credit facilities that have financial covenants requiring among other things, a minimum of $3 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company has pledged a significant portion of its real estate holdings as collateral for borrowings under these credit facilities. Both facilities mature on August 1, 2016.

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

3.     Average Common Shares Outstanding Used to Compute Earnings (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic and diluted	18,766,909	18,698,856	18,757,273	18,685,971
Potentially dilutive	71,172	128,591	71,172	128,591

Basic earnings (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

4.     Property

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$5,355	$5,355
Land improvements	24,951	24,951
Buildings	33,534	33,534
Machinery and equipment	11,820	11,820
Construction in progress	1,606	1,606
Total Property	77,266	77,266
Less accumulated depreciation	38,257	37,084
Net Property	$39,009	$40,182

Land

Most of the Company’s 23,300 acres of land were acquired between 1911 and 1932 and is carried on the consolidated balance sheet at cost. Approximately 21,300 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort’s 3,000 acres. The Company’s remaining land properties are former agricultural fields and processing and maintenance facilities located in Upcountry Maui in an area commonly referred to as Haliimaile.

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water system in West Maui. The majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and used in the Company’s leasing operations. The majority of the buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations. Also included are machinery and equipment used in the Company’s utilities operations.

 Construction in Progress

Construction in progress is comprised primarily of a potable water well that was drilled and tested in Upcountry Maui but has not been placed into service.

5.     Assets Held for Sale and Real Estate Sales

At December 31, 2013, assets held for sale consisted of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course. In May 2014, the Company sold the property for $2.3 million and recognized a gain of $1.5 million. The Company utilized $1.9 million of the proceeds to release the Honolua Store from the collateral held under the Wells Fargo credit facility and $0.4 million of the proceeds to repay its term loan with American AgCredit.

In June 2013, the Company sold a 7-acre parcel that was the last of its former agricultural processing facilities in central Maui for $4.0 million. The sale resulted in a gain of $1.9 million and has been reflected in discontinued operations.

6.     Long-Term Debt

Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Wells Fargo revolving loans, 3.80%	$29,243	$29,000
American AgCredit term loan, 5.00%	19,533	20,000
Total	48,776	49,000
Less current portion	2,533	49,000
Long-term debt	$46,243	$—

WELLS FARGO

The Company has a $32.7 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into the First Hawaiian Bank agreement, the Company made a $1.9 million paydown to release the Honolua Store from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a $20 million term loan with American AgCredit that matures on August 1, 2016. Interest on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75% if the principal balance of the loan is reduced to $15 million. The loan agreement requires that the principal balance be paid down to $17 million by May 1, 2015 and to $15 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance under the term loan on the maturity date.

FIRST HAWAIIAN BANK

In June 2014, the Company entered into a credit agreement with First Hawaiian Bank providing the Company with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement expires on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is collateralized by an approximately 1.1 acre property and building in the Kapalua Resort commonly known as the Honolua Store. As of June 30, 2014, there were no borrowings outstanding under this revolving line of credit.

As of June 30, 2014, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

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

Revenues and income (loss) from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Revenues
Spa & Beach Club	$-	$550	$-	$1,275
Total	$-	$550	$-	$1,275
Income (loss) from Discontinued Operations
Spa & Beach Club	$-	$(185)	$-	$(386)
Retail	(4)	(3)	(28)	(4)
Agriculture	(21)	2,177	(53)	2,170
Income Taxes	-	116	-	116
Total	$(25)	$2,105	$(81)	$1,896

Income from discontinued operations for the three and six months ended June 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel in Kahului which was part of the Company’s former agricultural processing facilities. The sale proceeds were reflected under investing activities in the Company's condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the previous revenue recognition guidance in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition, and requires that an entity use the defined five step process to recognize revenue. The ASU also requires additional disclosures and is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early implementation is not permitted. Upon adoption, the Company will have the option of retrospectively applying the guidance to each reporting period presented with certain practical expedients or retrospectively reporting the cumulative effect of the initially applying the ASU at the date of initial application with additional disclosure requirements. The Company has not yet determined the effect this ASU will have on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition under the existing guidance of ASC Topic 718, as it relates to vesting of such awards. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements with a cumulative effect adjustment to the opening retained earnings balance. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. The Company has not yet determined the effect this ASU will have on its condensed consolidated financial statements.

9.     Accrued Contract Terminations

In November 2013, the Company and the other parties involved in The Residences at Kapalua Bay development project reached a comprehensive settlement with respect to numerous issues and disputes surrounding the project. As part of its portion of the settlement, the Company committed to pay $0.6 million over the next four years for the annual dues of the 132 releasing fractional owners, of which $0.5 million remained outstanding as of June 30, 2014. In addition, the Company agreed to pay $29,000 monthly for continued access to the Kapalua Spa and Beach Club for its Kapalua Club members.

10.   Share-Based Compensation

The total compensation expense recognized for share-based compensation was $112,000 and $106,000 for the three months ended June 30, 2014 and 2013, respectively, and $211,000 and $215,000 for the six months ended June 30, 2014 and 2013, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 0% and 3.0%, as of June 30, 2014 and 2013, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded an incentive bonus of $218,000 and $133,100 in February 2014 and 2013, respectively, based on meeting certain performance metrics included in the Company’s Executive and Key Management Compensation Plan. In accordance with the plan, the incentive award was paid by issuance of 35,917 and 33,187 shares of common stock in February 2014 and 2013, respectively.

Stock Options

A summary of stock option award activity as of and for the six months ended June 30, 2014 is as follows:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
		Exercise	Grant-Date	Contractual	Value
	Shares	Price	Fair Value	Term (years)	$(000)(1)
Outstanding at December 31, 2013	60,000	$19.63
Forfeited or cancelled	—	$—	$—
Outstanding at June 30, 2014	60,000	$19.63	$7.33	2.9	$—
Exercisable at June 30, 2014	60,000	$19.63	$7.33	2.9	$—
Expected to vest at June 30, 2014 (2)	—	$—	$—	—	$—

(1)  For in-the-money options

(2)  Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised during the six months ended June 30, 2014 or 2013. The fair values of shares vested were $12,000 for the six months ended June 30, 2014 and 2013. As of June 30, 2014, there was no unamortized compensation expense for awards granted under the stock option plans that are expected to be recognized over a weighted average period of one year.

Restricted Stock

During the six months ended June 30, 2014, 34,919 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for nonvested restricted stock awards as of and for the six months ended June 30, 2014 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at December 31, 2013	31,795	$5.79
Granted	14,896	$8.06
Vested	(34,919)	$4.67
Forfeited or Cancelled	(600)	$7.25
Nonvested balance at June 30, 2014	11,172	$8.06

11.   Components of Net Periodic Benefit Cost

The net periodic benefit costs for pension benefits for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Interest cost	$772	$720	$1,544	$1,440
Expected return on plan assets	(777)	(726)	(1,554)	(1,452)
Recognized actuarial loss	146	228	292	456

Net expense	$141	$222	$282	$444

The Company’s cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Pension Plan for Bargaining Unit and Hourly Employees (“Bargaining Plan”) triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (“PBGC”) of approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan. In April 2011, the Company executed a settlement agreement with the PBGC and pledged as security approximately 1,400 acres of former agricultural lands in West Maui that will be released in five years if the Company does not otherwise default on the agreement. No formal appraisal or determination of the fair value of the 1,400 acres was performed by the Company or the PBGC in connection with the settlement agreement.

The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Pension Plan for Non-Bargaining Unit Employees triggered the requirement that the Company provide additional security to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. In November 2012, the Company executed a settlement agreement with the PBGC and pledged security of approximately 7,000 acres of former agricultural lands in West Maui that will be released in five years if the Company does not otherwise default on the agreement. No formal appraisal or determination of the fair value of the 7,000 acres was performed by the Company or the PBGC in connection with the settlement agreement.

In June 2013, the State of Hawaii enacted a bill directing the Department of Land and Natural Resources (“DLNR”), in consultation with the Hawaiian Islands Land Trust, to engage in the purchase of an approximately 270-acre parcel of former agricultural land in West Maui, known as Lipoa Point, from the Company. The bill further requires the DLNR to ensure to the maximum extent practicable that the Company uses the proceeds of the sale to benefit the Company’s defined benefit pension plans. As of June 30, 2014, the Company had unfunded pension fund liabilities of $20.6 million. The Lipoa Point property is included in the 7,000 acres of former agricultural lands pledged to the PBGC. The passage of the bill does not obligate the DLNR to purchase the property or obligate the Company to sell the property. Any such sale would be subject to negotiation between the parties, including the purchase price. There is no certainty that any such sale will take place, and even if it does, the amount by which the Company’s unfunded pension fund liabilities would be reduced is uncertain. Any such reduction may not be sufficient to release the security interest on any of the Company’s other West Maui real estate holdings pledged as security to the PBGC.

The minimum required contributions to the Company’s defined benefit pension plans in 2014 are estimated to be $2.8 million, $0.5 million of which has been paid as of June 30, 2014.

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

In April 2013, the Company and the Internal Revenue Service (“IRS”) arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $1.0 million was paid as of June 30, 2014.

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Financial results for each of the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating Revenues
Real Estate	$2,453	$95	$2,536	$191
Leasing	1,409	1,197	2,721	2,523
Utilities	829	956	1,551	1,783
Resort Amenities	316	304	643	680
Other	2	4	27	8
Total Operating Revenues	$5,009	$2,556	$7,478	$5,185

Operating Income (Loss) (1)
Real Estate	$1,099	$(537)	$763	$(1,028)
Leasing	231	(98)	455	(239)
Utilities	100	253	112	362
Resort Amenities	58	124	67	238
Other (2)	(394)	(510)	(679)	(1,013)
Total Operating Income (Loss)	1,094	(768)	718	(1,680)
Interest Expense, net	(592)	(506)	(1,069)	(1,200)

Income (Loss) from Continuing Operations	502	(1,274)	(351)	(2,880)

Income (Loss) from Discontinued Operations (Note 7)	(25)	2,105	(81)	1,896

Net Income (Loss)	$477	$831	$(432)	$(984)

     (1)  Includes allocations of general and administrative expenses.

     (2)  Consists primarily of miscellaneous transactions and unallocated general and administrative, pension and other post-retirement expenses.

14.   Commitments and Contingencies

Discontinued Operations

On April 19, 2011, a lawsuit was filed against the Company’s wholly owned subsidiary Maui Pineapple Company, Ltd. (“MPC”) and several other Hawaii based farms by the Equal Employment Opportunity Commission (“EEOC”). The lawsuit alleged the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali’imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC’s motion. On June 30, 2014, in light of MPC’s inability to fund its defense, the parties entered into a stipulated default judgment in favor of the EEOC and against MPC. MPC is unable to estimate the amount, or range of amounts, of any liability related to this matter.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of June 30, 2014 has recorded a reserve for environmental liability of $59,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

Kapalua Bay

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the project formerly known as The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and is defending itself. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

On June 7, 2012, a group of owners of 12 whole-ownership units at the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The lawsuit alleges the defendants breached their fiduciary duties to the Plaintiffs and have allowed the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay to fall into disarray. The Company believes it has not been involved in any wrongdoing, disagrees with the charges and is defending itself. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in the project formerly known as The Ritz-Carlton Residences at Kapalua Bay (“Fractional Interests”). The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. The Company disagrees with the allegations and is defending itself. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2014 and December 31, 2013 was $48,776,000 and $49,000,000, respectively, which approximated fair value. The fair value of cash and debt was determined using level 1 and level 2 measurements, respectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2014.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013; and Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$5,009	$2,556	$7,478	$5,185
Operating Costs and Expenses	3,915	3,324	6,760	6,865
Operating Income (Loss)	1,094	(768)	718	(1,680)
Interest Expense	(592)	(506)	(1,069)	(1,200)
Income (Loss) From Continuing Operations	502	(1,274)	(351)	(2,880)
Income (Loss) From Discontinued Operations	(25)	2,105	(81)	1,896
Net Income (Loss)	$477	$831	$(432)	$(984)

Net Income(Loss) Per Common Share	$0.03	$0.04	$(0.02)	$(0.05)

We reported net income of $0.5 million or $0.03 per share during the three months ended June 30, 2014 compared to net income of $0.8 million or $0.04 per share for the same period in 2013.

The increase in operating revenues for the three and six months ended June 30, 2014 was primarily due to $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course. The sale resulted in a gain of $1.5 million.

The increase in interest expense for the three months ended June 30, 2014 was due to an $181,000 dividend from AgCredit that was received in May 2013. The decrease in interest expense for the six months ended June 30, 2014 was due to lower interest rates on outstanding borrowings under our two credit facilities.

Income from discontinued operations for the three and six months ended June 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was part of our former agricultural processing facilities in central Maui.

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$2,453	$95	$2,536	$191
Operating Costs and Expenses	1,354	632	1,773	1,219
Operating Income (Loss)	$1,099	$(537)	$763	$(1,028)

The increase in operating revenues for the three and six months ended June 30, 2014 was pimarily due to $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course. The sale resulted in a gain of $1.5 million.  Also included in operating revenues in this segment were real estate commissions from resales of properties owned by private residences in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$1,409	$1,197	$2,721	$2,523
Operating Costs and Expenses	1,178	1,295	2,266	2,762
Operating Income (Loss)	$231	$(98)	$455	$(239)

Average Occupancy Rates:
Kapalua Resort	84%	81%	84%	81%
Hali'imaile Town	89%	87%	89%	87%
Other West Maui	38%	40%	38%	40%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating income during the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to costs and lost revenues associated with the termination of our zipline operator in February 2013. The zipline resumed its operations in December 2013 with a new operator.

In January 2014, our Honolua Store lessee completed a $5.0 million renovation of the Honolua Store. Other West Maui leasable properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$829	$956	$1,551	$1,783
Operating Costs and Expenses	729	703	1,439	1,421
Operating Income	$100	$253	$112	$362

Consumption (in million gallons):
Potable	38	45	75	83
Non-Potable/irrigation	162	228	243	337

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the three and six months ended June 30, 2014 was primarily due to a decrease in sales of potable and non-potable water resulting from rainier weather conditions in Maui as compared to the prior year period.

RESORT AMENITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$316	$304	$643	$680
Operating Costs and Expenses	258	180	576	442
Operating Income	$58	$124	$67	$238

Kapalua Club Members	487	495	487	495

We ceased operating the spa and beach club in conjunction with the conclusion of the Residences at Kapalua Bay foreclosure proceeding in June 2013. The increase in operating costs and expenses during the three and six months ended June 30, 2014 compared to the prior year period is due to $29,000 monthly payments for members’ access to the Kapalua Spa and Beach Club.

GENERAL AND ADMINISTRATIVE

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

General and Administrative	$671	$708	$1,082	$1,419

General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for each of the business segments include an allocation of a portion of general and administrative expenses incurred at the corporate level. Such allocations are made on the basis of our evaluation of the level of services provided to each of the business segments. The decrease in general and administrative expenses during the six months ended June 30, 2014 was primarily due to a change in estimated uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2014, our total debt was $48.8 million, compared to $49.0 million at December 31, 2013, and we had approximately $0.2 million in cash and cash equivalents. Cash provided by operating activities was $0.7 million for the six months ended June 30, 2014. At June 30, 2014, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $27.1 million.

Revolving Line of Credit with Wells Fargo

We have a $32.7 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into the First Hawaiian Bank agreement, we made a $1.9 million paydown to release the Honolua Store from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of June 30, 2014, we had $29.2 million of borrowings outstanding under our revolving line of credit.

Term Loan with American AgCredit

We have a $20 million term loan with American AgCredit that matures on August 1, 2016. The interest on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75%, if the principal balance of the loan is reduced to $15 million. The loan agreement requires that the principal balance be paid down to $17 million by May 1, 2015 and to $15 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance under the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

In June 2014, we entered into a credit agreement with First Hawaiian Bank providing us with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement matures on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is secured by an approximately 1.1 acre property and building in the Kapalua Resort commonly known as the Honolua Store. As of June 30, 2014, we had no borrowings outstanding under this revolving line of credit.

As of June 30, 2014, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first six months of 2014, consolidated net cash provided by operating activities was $0.7 million compared to net cash used of $3.1 during the first six months of 2013. The decrease in net cash used in operating activities was primarily due to $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course, lower contributions to our defined benefit pension plans and lower costs associated with defending various claims and legal actions pending against the Company. For the first six months of 2014 and 2013, debt modification fees of $361,000 and $248,000 were included in financing activities, respectively.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 1, 2014	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)        Filed herewith.

(2)       Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.