Form 10-Q
period 2014-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2014-11-13
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, no par value	18,788,778 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$196	$359
Accounts receivable, less allowance of $163 for doubtful accounts	1,412	1,203
Prepaid expenses and other assets	587	596
Total Current Assets	2,195	2,158

PROPERTY	77,010	77,266
Accumulated depreciation	(38,828)	(37,084)
Net Property	38,182	40,182

OTHER ASSETS
Deferred development costs	7,737	7,727
Assets held for sale	438	744
Other noncurrent assets	2,840	2,942
Total Other Assets	11,015	11,413

TOTAL	$51,392	$53,753

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$2,533	$49,000
Trade accounts payable	727	995
Payroll and employee benefits	245	362
Current portion of accrued retirement benefits	397	443
Income taxes payable	711	1,421
Current portion of accrued contract terminations	159	159
Deferred revenue	1,105	937
Other accrued liabilities	1,032	1,279
Total Current Liabilities	6,909	54,596

LONG-TERM LIABILITIES
Long-term debt	47,143	-
Accrued retirement benefits	19,954	20,867
Accrued contract terminations	316	475
Other noncurrent liabilities	4,761	5,046
Total Long-Term Liabilities	72,174	26,388

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,781,331 and 18,737,384 shares issued and outstanding	77,075	76,810
Additional paid in capital	9,246	9,245
Accumulated deficit	(94,775)	(93,594)
Accumulated other comprehensive loss	(19,237)	(19,692)
Stockholders' Deficiency	(27,691)	(27,231)
TOTAL	$51,392	$53,753

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
	(in thousands except share amounts)
OPERATING REVENUES
Real estate
Commissions	$249	$206
Leasing	1,246	1,315
Utilities	924	1,010
Resort amenities and other	320	283
Total Operating Revenues	2,739	2,814

OPERATING COSTS AND EXPENSES
Real estate
Other	355	613
Leasing	547	726
Utilities	600	588
Resort amenities and other	219	193
General and administrative	558	740
Depreciation	573	581
Pension and other postretirement expense (Note 11)	10	222
Total Operating Costs and Expenses	2,862	3,663

Operating Loss	(123)	(849)

Interest expense, net	(598)	(641)

Loss from Continuing Operations, net of income taxes of $0	(721)	(1,490)
Loss from Discontinued Operations (Note 7), net of income taxes of $0	(28)	(74)

NET LOSS	(749)	(1,564)
Pension, net of income taxes of $0	163	228
COMPREHENSIVE LOSS	$(586)	$(1,336)

NET LOSS PER COMMON SHARE --BASIC AND DILUTED
Continuing Operations	$(0.04)	$(0.08)
Discontinued Operations	-	-
Net Loss	$(0.04)	$(0.08)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in thousands except share amounts)
OPERATING REVENUES
Real estate
Sales	$2,300	$-
Commissions	485	397
Leasing	3,967	3,838
Utilities	2,475	2,793
Resort amenities and other	990	971
Total Operating Revenues	10,217	7,999

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	835	-
Other	993	1,452
Leasing	1,683	2,115
Utilities	1,745	1,682
Resort amenities and other	690	499
General and administrative	1,640	2,159
Depreciation	1,744	1,955
Pension and other postretirement expense (Note 11)	292	666
Total Operating Costs and Expenses	9,622	10,528

Operating Income (Loss)	595	(2,529)

Interest expense, net	(1,667)	(1,841)

Loss from Continuing Operations, net of income taxes of $0	(1,072)	(4,370)
Income (Loss) from Discontinued Operations (Note 7), net of income taxes of $0 and $116	(109)	1,822

NET LOSS	(1,181)	(2,548)
Pension, net of income taxes of $0	455	618
COMPREHENSIVE LOSS	$(726)	$(1,930)

NET LOSS PER COMMON SHARE --BASIC AND DILUTED
Continuing Operations	$(0.06)	$(0.24)
Discontinued Operations	(0.01)	0.10
Net Loss	$(0.07)	$(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Nine Months Ended September 30, 2014 and 2013

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

Share-based compensation expense			241			241
Issuance of shares for incentive plan	36	218				218
Vested restricted stock issued	39	240	(240)			-
Shares cancelled to pay tax liability	(31)	(193)				(193)
Other Comprehensive Income - Pension					455	455
Net loss				(1,181)		(1,181)

Balance, September 30, 2014	18,781	$77,075	$9,246	$(94,775)	$(19,237)	$(27,691)

Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

Share-based compensation expense			319			319
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	56	313	(313)			-
Shares cancelled to pay tax liability	(29)	(115)				(115)
Other Comprehensive Income - Pension					618	618
Net loss				(2,548)		(2,548)

Balance, September 30, 2013	18,724	$76,741	$9,242	$(94,978)	$(26,961)	$(35,956)

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(210)	$(4,941)

INVESTING ACTIVITIES
Purchases of property	-	(8)
Proceeds from disposals of property	-	3,760
Payments for other assets	(67)	(92)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(67)	3,660

FINANCING ACTIVITIES
Proceeds from long-term debt	3,000	4,800
Payments of long-term debt	(2,324)	(3,561)
Debt issuance costs and other	(562)	(367)
NET CASH PROVIDED BY FINANCING ACTIVITIES	114	872

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163)	(409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	359	829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196	$420

Cash paid during the period:
Interest	$1,734	$1,762
Income taxes	$450	$550

Supplemental Non-Cash Investing and Financing Activities—

●	Funds related to the sale of property that were held in escrow pending the completion of post-closing obligations were $0 and $150,000 at September 30, 2014 and 2013, respectively.

●	Common stock issued to certain members of the Company’s management totaled $218,000 and $133,100 for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

LIQUIDITY

The Company had a net loss of $1.2 million and reported negative cash flows from operations of $0.2 million during the nine months ended September 30, 2014. The Company had an excess of current liabilities over current assets of $4.7 million and a stockholders’ deficiency of $27.7 million at September 30, 2014.

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

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under the Company’s credit facilities may become immediately due, and the Company would not have sufficient liquidity to repay such outstanding borrowings. In addition, absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balances of its credit facilities on their maturity dates.

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

2.     Use of Estimates and Reclassifications

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from the estimates. Amounts in the interim reports are not necessarily indicative of results for the full year.

Certain amounts in the December 31, 2013 balance sheet were reclassified to conform to the September 30, 2014 balance sheet presentation. Such amounts had no impact on total assets, liabilities, or stockholders’ deficiency as previously reported.

3.     Average Common Shares Outstanding Used to Compute Net Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic and diluted	18,778,187	18,712,284	18,764,271	18,694,775
Potentially dilutive	67,448	110,193	67,448	110,193

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

4.      Property

	September 30,	December 31,
	2014	2013
	(in thousands)
Land	$5,099	$5,355
Land Improvements	24,951	24,951
Buildings	33,534	33,534
Machinery and Equipment	11,820	11,820
Construction in progress	1,606	1,606
Total Property	77,010	77,266
Less accumulated depreciation	38,828	37,084
Net property	$38,182	$40,182

Land

Most of the Company’s 23,300 acres of land were acquired between 1911 and 1932 and is carried on the consolidated balance sheet at cost. Approximately 21,300 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort’s 3,000 acres. The Company’s remaining land properties are former agricultural fields including processing and maintenance facilities located in Upcountry Maui in an area commonly known as Haliimaile.

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

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and Haliimaile which are used in the Company’s leasing operations. The majority of the buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations. Also included are machinery and equipment used in the Company’s utilities operations.

 Construction in Progress

Construction in progress is comprised primarily of a potable water well that was drilled and tested in Upcountry Maui, which has not been placed into service.

5.     Assets Held for Sale and Real Estate Sales

At September 30, 2014, assets held for sale consisted of a 620-acre parcel in Upcountry Maui and an unimproved 244-acre parcel of former agricultural land located in West Maui commonly known as Lipoa Point.

On October 9, 2014, the Company sold Lipoa Point to the State of Hawaii for $19.8 million. The sale resulted in a gain of approximately $19.3 million, which will be included in the Company’s operating results for the quarter ending December 31, 2014. The sale is further described in Note 11.

At December 31, 2013, assets held for sale consisted of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course. In May 2014, the Company sold the property for $2.3 million and recognized a gain of $1.5 million. The Company utilized $1.9 million of the sale proceeds to release an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store, from the collateral held under its Wells Fargo credit facility and $0.4 million of the proceeds to repay its term loan with American AgCredit.

In June 2013, the Company sold a 7-acre parcel that was the last of its former agricultural processing facilities in Central Maui for $4.0 million. The sale resulted in a gain of $1.9 million and has been reflected in discontinued operations.

6.     Long-Term Debt

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Wells Fargo revolving loans, 3.80%	$30,143	$29,000
American AgCredit term loan, 5.00%	19,533	20,000
Total	49,676	49,000
Less current portion	2,533	49,000
Long-term debt	$47,143	$-

WELLS FARGO

The Company has a $32.7 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into its First Hawaiian Bank credit agreement, the Company made a $1.9 million paydown to release the Honolua Store from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a $20 million term loan with American AgCredit that matures on August 1, 2016. Interest on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75% if the principal balance of the loan is reduced to $15 million. The loan agreement requires that the principal balance be paid down to $17 million by May 1, 2015 and to $15 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the term loan on the maturity date.

FIRST HAWAIIAN BANK

In June 2014, the Company entered into a credit agreement with First Hawaiian Bank providing the Company with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement expires on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is collateralized by the Honolua Store. As of September 30, 2014, there were no borrowings outstanding under this revolving line of credit.

As of September 30, 2014, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

7.     Discontinued Operations

The Company ceased operating the Kapalua Spa in June 2013 and the Kapalua Beach Club in September 2013 in connection with the foreclosure of the Residences at Kapalua Bay development project. In September 2011, the Company ceased all retail operations at the Kapalua Resort. In March 2011, the Company ceased operating the two championship golf courses at the Kapalua Resort. In December 2009, the Company ceased all agriculture operations. Accordingly, the operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying consolidated financial statements.

Revenues and income (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Revenues
Spa & Beach Club	$-	$14	$-	$1,289
Total	$-	$14	$-	$1,289

Income (loss) from Discontinued Operations
Spa & Beach Club	$-	$(61)	$-	$(447)
Retail	(2)	6	(30)	2
Agriculture	(26)	(19)	(79)	2,151
Income Taxes	-	-	-	116
Total	$(28)	$(74)	$(109)	$1,822

Income from discontinued operations for the nine months ended September 30, 2013 included a $1.9 million gain from the sale of a 7-acre parcel that was the last of the Company’s former agricultural processing facilities in Central Maui. The sale proceeds were reflected under investing activities in the Company’s condensed consolidated statements of cash flows.

8.     Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the previous revenue recognition guidance in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition, and requires that an entity use the defined five step process to recognize revenue. The ASU also requires additional disclosures and is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early implementation is not permitted. Upon adoption, the Company will have the option of retrospectively applying the guidance to each reporting period presented with certain practical expedients or retrospectively reporting the cumulative effect of initially applying the ASU at the date of initial application with additional disclosure requirements. The Company has not yet determined the effect this ASU will have on its condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements –Going Concern. This ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. Management’s evaluation should be based on relevant conditions or events that are reasonably knowable at the date the financial statements are issued. The ASU will be effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

9.     Accrued Contract Terminations

In November 2013, the Company and the other parties involved in The Residences at Kapalua Bay development project reached a comprehensive settlement with respect to numerous issues and disputes surrounding the project. As part of its portion of the settlement, the Company committed to pay $0.6 million over the next four years for the annual dues of the 132 releasing fractional owners, of which $0.5 million remained outstanding as of September 30, 2014.

10.    Share-Based Compensation

The total compensation expense recognized for share-based compensation was $30,000 and $106,000 for the three months ended September 30, 2014 and 2013, respectively, and $241,000 and $319,000 for the nine months ended September 30, 2014 and 2013, respectively. There was no tax benefit or expense related thereto for each period presented. Recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 2.6% and 2.9%, as of September 30, 2014 and 2013, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and management were awarded incentive bonuses totaling $218,000 and $133,100 in February 2014 and 2013, respectively, based on meeting certain performance metrics included in the Company’s Executive and Key Management Compensation Plan. In accordance with the plan, the incentive award was paid through issuance of 35,917 and 33,187 shares of common stock in February 2014 and 2013, respectively.

Stock Options

A summary of stock option award activity as of and for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	$	Aggregate Intrinsic Value (000)(1)
Outstanding at December 31, 2013	60,000	$19.63
Forfeited or cancelled	—	$—	$—
Outstanding at September 30, 2014	60,000	$19.63	$7.33	2.7		$—
Exercisable at September 30, 2014	60,000	$19.63	$7.33	2.7		$—
Expected to vest at September 30, 2014 (2)	—	$—	$—	—		$—

(1)	For in-the-money options
(2)	Options expected to vest reflect estimated forfeitures

There were no stock options granted or exercised during the nine months ended September 30, 2014 or 2013. The fair values of shares vested were $12,000 for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, there was no unamortized compensation expense for awards granted under the stock option plans that are expected to be recognized over a weighted average period of one year.

Restricted Stock

During the nine months ended September 30, 2014, 38,643 shares of restricted stock vested as directors’ and management service requirements were met.

A summary of the activity for nonvested restricted stock awards as of and for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2013	31,795	$5.79
Granted	14,896	$8.06
Vested	(38,643)	$4.22
Forfeited or Cancelled	(600)	$7.25
Nonvested balance at September 30, 2014	7,448	$8.06

11.     Defined Benefit Pension Plans

The Company has two defined benefit pension plans which covered substantially all full-time, part-time and intermittent employees: the Pension Plan for Non-Bargaining Unit Employees (“Non-Bargaining Plan”) and the Pension Plan for Bargaining Unit and Hourly Employees (“Bargaining Plan”).

On January 1, 2010, pension benefits were frozen for salaried employees covered under Non-Bargaining Plan. On January 1, 2011, pension benefits were frozen for hourly employees covered under the Non-Bargaining Plan. On April 1, 2011, pension benefits were frozen for employees covered under the Bargaining Plan.

Net periodic benefit costs for pension benefits for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Interest cost	$780	$720	$2,324	$2,226
Expected return on plan assets	(933)	(726)	(2,487)	(2,178)
Recognized actuarial loss	163	228	455	618

Net expense	$10	$222	$292	$666

The Company’s cessation of its pineapple operations at the end of 2009 and the corresponding reduction in the active participant count for the Bargaining Plan triggered the requirement that the Company provide the Pension Benefit Guaranty Corporation (“PBGC”) approximately $5.2 million to support the unfunded liabilities of the Bargaining Plan. In April 2011, the Company executed a settlement agreement with the PBGC and pledged approximately 1,400 acres of former agricultural lands in West Maui that will be released in five years if the Company does not otherwise default on the agreement. No formal appraisal or determination of the fair value of the 1,400 acres was performed by the Company or the PBGC in connection with the settlement agreement.

The Company was advised in October 2011 that the cessation of its golf operations and the corresponding reduction in the active participant count for the Bargaining Plan and the Non-Bargaining Plan triggered the requirement that the Company provide additional collateral to the PBGC of approximately $18.7 million to support the unfunded liabilities of the two pension plans or to make contributions to the plans in excess of the minimum required amounts. In November 2012, the Company executed a settlement agreement with the PBGC and pledged approximately 7,000 acres of former agricultural lands in West Maui that will be released in five years if the Company does not otherwise default on the agreement. No formal appraisal or determination of the fair value of the 7,000 acres was performed by the Company or the PBGC in connection with the settlement agreement.

At September 30, 2014, the Company’s pension plans were underfunded by $20.3 million.

On October 9, 2014, the Company sold its Lipoa Point property to the State of Hawaii for $19.8 million. The sale resulted from a bill enacted by the State of Hawaii in June 2013 which provided for the purchase of Lipoa Point with the stipulation that the proceeds from the sale be designated for the benefit of the Company’s pension plans. The Lipoa Point property was part of the 7,000 acres of former agricultural lands pledged to the PBGC.

Upon the closing of the Lipoa Point sale, the $19.8 million sale price, less closing costs of approximately $400,000, was transferred to the trustee of the Company’s pension plans and the mortgage on the property held by the PBGC was released. With the funding of the Company’s pension plans from the Lipoa Point sale, the Company does not expect to be required to make minimum contributions to its pension plans for the foreseeable future. Such contributions totaled $2.1 million and $2.8 million for 2013 and 2014, respectively.

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

In April 2013, the Company and the Internal Revenue Service (“IRS”) arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $1.2 million was paid as of September 30, 2014.

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Financial results for each of the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating Revenues
Real Estate	$249	$206	$2,785	$397
Leasing	1,246	1,315	3,967	3,838
Utilities	924	1010	2,475	2,793
Resort Amenities	316	280	959	960
Other	4	3	31	11
Total Operating Revenues	$2,739	$2,814	$10,217	$7,999
Operating Income (Loss) (1)
Real Estate	$(259)	$(645)	$504	$(1,673)
Leasing	147	16	602	(223)
Utilities	172	259	284	621
Resort Amenities	43	14	110	252
Other (2)	(226)	(493)	(905)	(1,506)
Total Operating Income (Loss)	(123)	(849)	595	(2,529)
Interest Expense, net	(598)	(641)	(1,667)	(1,841)
Loss from Continuing Operations	(721)	(1,490)	(1,072)	(4,370)
Income (Loss) from Discontinued Operations (Note 7)	(28)	(74)	(109)	1,822
Net Loss	$(749)	$(1,564)	$(1,181)	$(2,548)

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of September 30, 2014 has recorded a reserve for environmental liability of $59,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

The Company has been named along with multiple parties in lawsuits filed by owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits allege deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and seek unspecified damages, treble damages and other relief. The Company disagrees with the allegations and is defending itself. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying condensed consolidated financial statements.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2014 and December 31, 2013 was $49,676,000 and $49,000,000, respectively, which approximated fair value. The fair value of cash and debt was determined using level 1 and level 2 measurements, respectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2014.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013; and Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$2,739	$2,814	$10,217	$7,999
Operating Costs and Expenses	2,862	3,663	9,622	10,528
Operating Income (Loss)	(123)	(849)	595	(2,529)
Interest Expense	(598)	(641)	(1,667)	(1,841)
Loss From Continuing Operations	(721)	(1,490)	(1,072)	(4,370)
Income (Loss) From Discontinued Operations	(28)	(74)	(109)	1,822
Net Loss	$(749)	$(1,564)	$(1,181)	$(2,548)

Net Loss Per Common Share	$(0.04)	$(0.08)	$(0.07)	$(0.14)

We reported a net loss of $0.7 million or $0.04 per share during the three months ended September 30, 2014 compared to a net loss of $1.6 million or $0.08 per share for the same period in 2013.

The increase in operating revenues for the nine months ended September 30, 2014 was primarily due to the May 2014 sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course for $2.3 million. The sale resulted in a gain of $1.5 million.

The decrease in operating costs and expenses for the three and nine months ended September 30, 2014 was primarily due to lower costs associated with defending various claims and legal actions pending against the Company and expenses related to our defined benefit pension plans.

The decrease in interest expense for the three and nine months ended September 30, 2014 was due to lower interest rates on outstanding borrowings under our two credit facilities.

Income from discontinued operations for the nine months ended September 30, 2013 included a $1.9 million gain from the June 2013 sale of a 7-acre parcel that was the last of our former agricultural processing facilities in Central Maui.

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$249	$206	$2,785	$397
Operating Costs and Expenses	508	851	2,281	2,070
Operating Income (Loss)	$(259)	$(645)	$504	$(1,673)

The increase in operating revenues for the nine months ended September 30, 2014 was primarily due to the May 2014 sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course for $2.3 million. The decrease in operating costs and expenses for the three months ended September 30, 2014 was due to lower costs associated with defending various claims and legal actions pending against the Company. Also included in operating revenues in this segment were real estate commissions from resales of properties owned by private residences in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this segment.

LEASING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$1,246	$1,315	$3,967	$3,838
Operating Costs and Expenses	1,099	1,299	3,365	4,061
Operating Income (Loss)	$147	$16	$602	$(223)

Average Occupancy Rates:
Kapalua Resort	84%	81%	84%	81%
Hali'imaile Town	88%	87%	88%	87%
Other West Maui	40%	40%	40%	40%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating income during the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to costs and lost revenues associated with the termination of our zipline operator in February 2013. The zipline resumed its operations in December 2013 with a new operator.

In January 2014, our Honolua Store lessee completed a $5.0 million renovation of the Honolua Store. Other West Maui leasable properties are mainly large-acre former pineapple fields and agricultural maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$924	$1,010	$2,475	$2,793
Operating Costs and Expenses	752	751	2,191	2,172
Operating Income	$172	$259	$284	$621

Consumption (in million gallons):
Potable	40	43	115	126
Non-Potable/irrigation	210	231	453	568

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the three and nine months ended September 30, 2014 was primarily due to a decrease in sales of potable and non-potable water resulting from rainier weather conditions in Maui as compared to the prior year periods.

RESORT AMENITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Operating Revenues	$316	$280	$959	$960
Operating Costs and Expenses	273	266	849	708
Operating Income	$43	$14	$110	$252

Kapalua Club Members	490	493	490	493

We ceased operating the Kapalua Spa in June 2013 and the Kapalua Beach Club in September 2013 in connection with the foreclosure of the Residences at Kapalua Bay development project. The increase in operating costs and expenses during the three and nine months ended September 30, 2014 compared to the prior year period is primarily attributable to monthly payments of $29,000 for Kapalua Club Members’ access to the Kapalua Spa and the Kapalua Beach Club.

GENERAL AND ADMINISTRATIVE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

General and Administrative	$558	$685	$1,640	$2,104

General and administrative expenses are incurred at the corporate level and at the operating segment level. Results of operations presented above for each of the business segments include an allocation of a portion of general and administrative expenses incurred at the corporate level. Such allocations are made on the basis of our evaluation of the level of services provided to each of the business segments. The decrease in general and administrative expenses during the nine months ended September 30, 2014 was primarily due to a change in estimated uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2014, our total debt was $49.7 million, compared to $49.0 million at December 31, 2013, and we had approximately $0.2 million in cash and cash equivalents. Cash used in operating activities was $0.2 million for the nine months ended September 30, 2014. At September 30, 2014, we had a deficiency in stockholders’ equity (total liabilities exceeded total assets) of $27.7 million.

Revolving Line of Credit with Wells Fargo

We have a $32.7 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into our First Hawaiian Bank credit agreement, we made a $1.9 million paydown to release an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store, from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of September 30, 2014, we had $30.1 million of borrowings outstanding under our revolving line of credit.

Term Loan with American AgCredit

We have a $20 million term loan with American AgCredit that matures on August 1, 2016. The interest on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% and provides for a reduction in the applicable spread to 3.75%, if the principal balance of the loan is reduced to $15 million. The loan agreement requires that the principal balance be paid down to $17 million by May 1, 2015 and to $15 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

In June 2014, we entered into a credit agreement with First Hawaiian Bank providing us with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement matures on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is secured by the Honolua Store. As of September 30, 2014, we had no borrowings outstanding under this revolving line of credit.

As of September 30, 2014, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first nine months of 2014, consolidated net cash used in operating activities was $0.2 million compared to net cash used of $4.9 million during the first nine months of 2013. The decrease in net cash used in operating activities was primarily due to $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course, lower contributions to our defined benefit pension plans and lower costs associated with defending various claims and legal actions pending against the Company. For the first nine months of 2014 and 2013, debt modification fees of $369,000 and $248,000 were included in financing activities, respectively.

Future Cash Inflows and Outflows

Our plans for 2014 include the possible sale of certain operating and non-operating real estate assets that could result in net cash proceeds which would be partially used to repay outstanding indebtedness and for general working capital. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all.

Our cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If we are unable to meet our loan covenants, borrowings under our credit facilities may become immediately due, and we would not have sufficient liquidity to repay such outstanding borrowings. In addition, absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balances of our credit facilities on their maturity dates.

The aforementioned circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully achieve our initiatives summarized below in order to continue as a going concern.

In response to these circumstances, we continue to undertake efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts.

On October 9, 2014, we sold an unimproved 244-acre parcel of former agricultural land located in West Maui, commonly known as Lipoa Point, to the State of Hawaii for $19.8 million. The sale resulted from a bill enacted by the State of Hawaii in June 2013 which provided for the purchase of Lipoa Point with the stipulation that the proceeds from the sale be designated for the benefit of our pension plans. The Lipoa Point property was part of approximately 7,000 acres of former agricultural lands we previously pledged to the Pension Benefit Guaranty Corporation (“PBGC”).

Upon the closing of the Lipoa Point sale, the $19.8 million sale price, less closing costs of approximately $400,000, was transferred to the trustee of our pension plans and the mortgage on the property held by the PBGC was released. With the funding of our pension plans from the Lipoa Point sale, we do not expect to be required to make minimum contributions to its pension plans for the foreseeable future. Such contributions totaled $2.1 million and $2.8 million for 2013 and 2014, respectively.

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

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of luxury real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions or the occurrence of natural disasters;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our current expectations regarding future pension fund liabilities, including minimum required pension fund contributions;

•

the numerous risks and uncertainties involved in estimating our pension fund liabilities including fluctuations in interest rates, changes in the value of the domestic or global equity markets, and adjustments in actuarial data relating to current or former employees

•

our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity dates;

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 13, 2014	/s/ Tim T. Esaki
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.