Form 10-K
period 2014-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2015-02-27
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Hawaii (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification number)

200 Village Road
Lahaina, Maui, Hawaii 96761
(Address of principal executive offices) (Zip Code)

(808) 877-3351
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without Par Value (Title of each class)	NYSE (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$45,023,991 (Aggregate market value common stock held by non-affiliates at June 30, 2014)	18,788,778 (Number of shares of common stock outstanding at February 1, 2015)

Portions of registrant’s Proxy Statement for
the 2015 Annual Meeting of Shareholders (Part III of Form 10-K)
(Documents incorporated by reference)

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission, or SEC, contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements.

Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this annual report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report.

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

We own approximately 23,000 acres of land on Maui and develop, sell, and manage residential, resort, commercial, and industrial real estate through the following business segments:

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

Additional information and operating results pertaining to the above business segments can be found under the heading “Description of Business” in this Item 1 and in Note 12 to our financial statements set forth in Item 8 of this annual report.

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings as of December 31, 2014:

	West Maui	Upcountry Maui	Total
Fully entitled urban	1,200	–	1,200
Agricultural zoned	8,000	2,000	10,000
Conservation/watershed	11,800	–	11,800
	21,000	2,000	23,000

Real Estate Planning and Entitlements – Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlements is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including, among other things, construction of infrastructure improvements, payment of impact fees – for conditions such as parks and traffic mitigation – restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

We have approximately 1,500 acres of land in Maui that are in various stages of the development process. The breakdown of these acres is as follows:

Location	Number of Acres	Zoned for Planned Use	Anticipated Completion Dates	Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2019 - 2039	$7.0	$500 - $1,000

Pulelehua	300	Yes	2019 - 2024	$0.6	$200 - $300

Hali’imaile Town	300	No	2029 - 2034	$0.1	$100 - $200

We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

•

Kapalua Resort: We began development of the Kapalua Resort in the early 1970’s. Today, the Kapalua Resort is an internationally recognized world-class golf resort destination and residential community. We presently have entitlements to develop a variety of projects in the Kapalua Resort. Two that are currently planned include Kapalua Mauka and Kapalua Central Resort.

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

•

Hali`imaile Town: An expansion of an existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. The project includes 290 acres designated as urban “Small Town” in the County of Maui general plan. We are in the early stages of this project’s development and securing State and County land use entitlements are expected to take several years.

Projected development costs are expected to be financed by debt financing, through joint ventures with other development or construction companies, or a combination of these methods.

Real Estate Sales – Our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provides general brokerage services for resales of properties in the Kapalua Resort and surrounding areas.

Revenues from our Real Estate segment totaled $23.3 million, or approximately 71% of total operating revenues for the year ended December 31, 2014.

The price and market for luxury and other real estate in Maui are highly cyclical and influenced significantly by interest rates, the general real estate markets in the mainland United States and specifically the West Coast, the popularity of Hawaii as a vacation destination and second-home market, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. Our real estate business faces substantial competition from other land developers on the island of Maui, as well as in other parts of Hawaii and the mainland United States.

Leasing

Our Leasing segment activities include commercial, light industrial and agricultural land leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

Commercial and Industrial Leases – We are the owner and lessor of approximately 270,000 square feet of commercial retail and light industrial properties, including restaurants, retail outlets, office buildings and activities within the Kapalua Resort. The following summarizes information related to our commercial and industrial leases as of December 31, 2014:

	Total	Average
	Square	Occupancy	Lease
	Footage	Percentage	Expiration Dates
Kapalua Resort	102,456	83%	2015 - 2028
Hali’imaile Town	121,279	89%	2015 - 2029
Other West Maui	46,185	37%	2015 - 2034

Agricultural Leases – We are the lessor of 1,900 acres of diversified agriculture land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – We currently have licensing agreements for the use of our registered Kapalua trademarks and trade names with several different companies, mainly in conjunction with the leasing of our commercial spaces and agricultural lands.

Stewardship and Conservation – We manage the conservation of an 8,600-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii and other organizations.

Revenues from our Leasing segment totaled $5.1 million, or approximately 16% of total operating revenues for the year ended December 31, 2014.

Our leasing operations are highly sensitive to economic conditions including tourism and consumer spending levels. Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

Utilities

Our Utilities segment includes the operations of our two Hawaii Public Utilities Commission-regulated subsidiaries, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. In addition, we also manage several major non-potable irrigation water systems in West and Upcountry Maui areas.

Kapalua Water Company, Ltd. provides potable and non-potable water utility services to the Kapalua Resort, including its golf courses, hotels, residential subdivisions, commercial properties, and landscaped common areas.

Kapalua Waste Treatment Company, Ltd. provides sewage collection and transmission services to the Kapalua Resort. Waste water treatment is processed by the County of Maui’s facility in neighboring Lahaina, Maui.

Non-Potable Irrigation Water Systems – We own and operate several non-potable wells, reservoirs and transmission systems serving the Kapalua Resort, the County of Maui, and agricultural users in West and Upcountry Maui areas.

Revenues from our Utilities segment totaled $3.3 million, or approximately 10% of total operating revenues for the year ended December 31, 2014.

Our utility services are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Our water and sewage system infrastructure requires periodic and ongoing maintenance, which in some cases can involve significant capital expenditures. Due to the regulated nature surrounding water sources and transmission infrastructure on Maui, we do not face any substantial competition for our water utility services.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $1.2 million, or approximately 4% of total operating revenues for the year ended December 31, 2014.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2014, we had 17 employees, none of whom are members of a collective bargaining group.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk to our business as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit markets, higher energy costs, negative financial news, reduced consumer confidence, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

Real estate investments are subject to numerous risks and we are negatively impacted by downturns in the real estate market.

We are subject to the risks that generally relate to investments in real property because we develop and sell real property, primarily for residential use. The market for real estate on Maui and in Hawaii generally tends to be highly cyclical and is typically affected by numerous changes in local, national and worldwide conditions, especially economic conditions, many of which are beyond our control, including the following:

•	periods of economic uncertainty and weakness in Hawaii and in the United States generally;

•	high unemployment rates and low consumer confidence;

•	the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt of the United States;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of Maui in particular and Hawaii in general as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•

tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expenses, the application of the alternative minimum tax, real property taxes and employee relocation expenses; and/or

•	acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters.

Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the market for residential or luxury real estate, which, in turn, could adversely affect our development plans, revenues and profitability. During low periods of demand, real estate may remain on hand for much longer than expected or be sold at lower than expected returns, or even at a loss, which could impair our liquidity and ability to proceed with development projects and negatively affect our operating results. Sustained adverse changes to our development plans could result in impairment charges or write-offs of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

Because we are located in Hawaii and therefore apart from the mainland United States, our financial results are more sensitive to certain economic factors, such as spending on tourism and increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

Our businesses are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as the continuing worldwide economic uncertainty and weakness, the level of unemployment in Hawaii and the mainland United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer’s demand for our future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the spread of contagious diseases could negatively affect a potential visitor’s choice of vacation destination or second home location and as a result, have a material adverse impact on our business, financial condition and results of operations.

We have previously been involved in joint ventures and may be subject to risks associated with future joint venture relationships.

We have previously been involved in partnerships, joint ventures and other joint business relationships, and may initiate future joint venture projects. A joint venture involves certain risks such as:

•	our actual or potential lack of voting control over the joint venture;

•	our ability to maintain good relationships with our joint venture partners;

•	a venture partner at any time may have economic or business interests that are inconsistent with ours, especially in light of economic uncertainty and weakness;

•

a venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us; and

•	a joint venture or venture partner could lose key personnel.

In connection with our joint venture projects, we may be asked to guarantee the joint venture’s obligations, or to indemnify third parties in connection with a joint venture’s contractual arrangements. If we were to become obligated under such arrangements or become subject to the risks associated with joint venture relationships, our business, financial condition and results of operations may be adversely affected.

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

The financial performance of our Real Estate segment is dependent upon our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

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

We have two defined benefit pension plans which were frozen with respect to benefits and the addition of participants in 2011. The funded status and our ability to satisfy the future obligations of the plans are affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plans’ participants. If we are unable to adequately fund or meet our future obligations with respect to the plans, our business, financial condition and results of operations may be adversely affected.

Risks Related to Indebtedness and Liquidity

We have incurred a significant amount of indebtedness that is currently scheduled to mature on August 1, 2016 and is subject to certain covenants under our credit agreements. Failure to extend the maturity date of our credit agreements or satisfy the covenants under these agreements could accelerate our repayment obligations, which could adversely affect our operations and financial results and impact our ability to satisfy our other financial obligations and ability to continue as a going concern.

We had outstanding borrowings under two credit facilities totaling $50.2 million as of December 31, 2014. We have pledged a significant portion of our real estate holdings as security for borrowings under our credit facilities, limiting our ability to borrow additional funds. Both credit facilities mature on August 1, 2016.

Absent the sale of some of our real estate holdings, refinancing, or extending the maturity date of our credit facilities, we do not expect to be able to repay our outstanding borrowings on the maturity date.

Our credit facilities have covenants requiring among other things, a minimum of $3 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. Our ability to continue to borrow under our credit facilities to fund our ongoing operations and meet our commitments depends upon our ability to comply with our covenants. If we fail to satisfy any of our loan covenants, each lender may elect to accelerate our payment obligations under such lender’s credit agreement.

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

Our cash outlook for the next twelve months and our ability to continue to meet our loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If we are unable to meet our loan covenants, borrowings under our credit facilities may become immediately due, and we would not have sufficient liquidity to repay such outstanding borrowings.

Our credit facilities require that a portion of the proceeds received from the sale of any real estate assets be repaid toward our loans. The amount of proceeds paid to our lenders will reduce the net sale proceeds available for operating cash flow purposes.

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

In 2014, the low and high share prices of our common stock ranged from $4.68 to $9.41. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or unanticipated fluctuations in our operating results;

•	the relatively low volume of trading in our stock; and

•	the lack of significant securities analysts coverage of our stock.

Fluctuations in the price of our common stock may also be exacerbated by economic and other conditions in Maui in particular, or conditions in the financial markets generally.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2014 was approximately 20,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

We have not declared or paid regular cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facilities, which contains covenants prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted.

Our common stock is currently listed on the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standards the NYSE may take action to delist our common stock. Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business. In addition, if our common stock is delisted, it would violate the covenants of our credit facilities.

We may need additional funds which, if available, could result in significant dilution to our stockholders, have superior rights to our common stock and contain covenants that restrict our operations.

If we continue to have negative cash flows from operations, if unanticipated contingencies arise or if we are required to retire any significant portion of our outstanding indebtedness, it will be necessary for us to raise additional capital either through public or private equity or debt financing. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we were to raise capital through the issuance of our common stock or securities convertible or exercisable into our common stock, our existing stockholders may suffer significant dilution. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose restrictions on our operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2014:

Acres
Upcountry Maui	2,000
West Maui	21,000
Total	23,000

Our 2,000 acres of land in Upcountry Maui is situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation.

Our 21,000 acres of land in West Maui is comprised of largely contiguous parcels that extend from the sea to an elevation of approximately 5,700 feet, as well as agricultural and grazing lands, gulches, undeveloped coastline and heavily forested areas. Our West Maui acreage includes approximately 900 acres within the Kapalua Resort.

We have pledged a significant portion of our real estate holdings as security for borrowings under our credit facilities.

We own our principal executive offices located in the Kapalua Resort. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used. Additional information regarding our real estate properties can be found under the heading “Business” in Item 1 of this annual report.

Item 3.   LEGAL PROCEEDINGS

On April 19, 2011, a lawsuit was filed against Maui Pineapple Company, Ltd. (MPC) and several other Hawaii based farms by the Equal Employment Opportunity Commission (EEOC). The lawsuit alleged the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali’imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC’s motion.

On June 30, 2014, in light of MPC’s inability to fund its defense, the parties entered into a stipulated default judgment in favor of the EEOC and against MPC. On December 19, 2014, the Court entered Findings of Fact and Conclusions of Law, finding Global Horizons, Inc. and MPC jointly and severally liable for damages totaling $8.1 million and granting a permanent injunction against both parties. MPC is defunct and has no assets or operations, and enforcement of the Court’s judgment is considered highly doubtful. Maui Land & Pineapple Company, Inc. is not a party to the case and, accordingly, no provision or liability related to the Court’s judgment has been reflected in the accompanying financial statements.

On May 23, 2011, a lawsuit was filed against multiple parties including the Company by purchasers of two units at the project formerly known as The Ritz-Carlton Residences at Kapalua Bay. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii pursuant to Civil No. 11-1-0216-(3). The lawsuit alleges deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations with regard to the sale of the two residential units and seeks unspecified damages, treble damages and other relief. We disagree with the allegations and we are defending ourselves. We are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying financial statements.

On June 7, 2012, a group of owners of whole-ownership units at the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay filed a lawsuit against multiple parties including the Company. The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 12-1-0586 (3). We believe we have not been involved in any wrongdoing, disagree with the charges and are defending ourselves. We are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying financial statements.

On June 19, 2013, a lawsuit was filed against multiple parties including the Company by several owners of timeshare condominium interests in the project formerly known as The Ritz-Carlton Residences at Kapalua Bay (Fractional Interests). The lawsuit was filed in the Circuit Court of the Second Circuit, State of Hawaii, pursuant to Civil No. 13-1-0640-(2). The lawsuit alleges unfair and deceptive trade practices, negligent misrepresentations, omissions, concealment, and fraud in the inducement among other allegations with regards to the marketing and sales of certain Fractional Interests and seeks unspecified damages, treble damages and other relief. We are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying financial statements.

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

Our common stock is traded on the NYSE under the symbol “MLP.” We did not declare any dividends in 2014 and 2013. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of December 31, 2014, there were 292 shareholders of record of our common stock.

The following chart reflects high and low sales prices during each of the quarters in 2014 and 2013:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2014	High	$6.70	$9.41	$7.70	$6.45
	Low	5.35	6.46	4.68	5.13

2013	High	$4.29	$4.94	$4.68	$6.94
	Low	3.74	3.88	3.86	4.02

We did not repurchase any shares of common stock during the fiscal year ended December 31, 2014.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report.

Item 6.   SELECTED FINANCIAL DATA

Because we are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the forward-looking statements disclaimer set forth at the beginning of this annual report, the risk factors set forth in Item 1A of this annual report, and our financial statements and the notes to those statements set forth in Item 8 of this annual report.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2014 and 2013

CONSOLIDATED

	Year Ended December 31,
	2014	2013
	(in thousands except share amounts)

Real Estate Sales	$22,687	$4,513
Real Estate Cost of Sales	(1,294)	(2,420)
Gains from Real Estate Sales	21,393	2,093

Other Operating Revenues	10,320	10,699
Operating Costs and Expenses	(6,737)	(7,940)
Depreciation Expense	(2,301)	(2,550)
General and Administrative and Other Expenses	(2,770)	(2,842)
Operating Income (Loss)	19,905	(540)
Interest Expense	(2,270)	(2,491)
Income (Loss) from Continuing Operations	17,635	(3,031)
Income from Discontinued Operations	-	1,867
Net Income (Loss)	$17,635	$(1,164)

Net Income (Loss) per Common Share	$0.94	$(0.06)

REAL ESTATE

	Year Ended December 31,
	2014	2013
	(in thousands)

Real Estate Sales	$22,687	$4,513
Real Estate Cost of Sales	(1,294)	(2,420)
Gains from Real Estate Sales	21,393	2,093

Other Operating Revenues	617	921
Operating Costs and Expenses	(1,218)	(2,084)
General and Administrative and Other Expenses	(655)	(573)
Operating Income	$20,137	$357

In October 2014, we sold an unimproved 244-acre parcel of former agricultural land located in West Maui, commonly known as Lipoa Point, to the State of Hawaii for $19.8 million. The sale resulted in a gain of approximately $19.3 million with the proceeds from the sale designated for the benefit of our pension plans.

In May 2014, we sold the 4-acre Kapalua Plantation Golf Course maintenance facility to the owner of the golf course for $2.3 million. The sale resulted in a gain of $1.5 million. We used $1.9 million of the sale proceeds to release an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store, from the collateral held under our Wells Fargo credit facility and $0.4 million of the proceeds to repay our American AgCredit term loan.

In November 2013, we sold a 10-acre light industrial zoned parcel in West Maui for $5.4 million. The sale resulted in a gain of $2.1 million. Proceeds from the sale were used to fund a $2.4 million payment toward deferred maintenance as part of our settlement of issues surrounding The Residences at Kapalua Bay project and to repay our American AgCredit term loan.

Included in other operating revenues for our real estate segment are real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. Commission revenue totaled $0.6 million for both 2014 and 2013. Higher operating costs and expenses in 2013 were primarily related to the foreclosure proceeding and the settlement of issues surrounding The Residences at Kapalua Bay project.

We did not have any significant real estate development expenditures in 2014 or 2013.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Year Ended December 31,
	2014	2013
	(in thousands)

Operating Revenues	$5,147	$4,862
Operating Costs and Expenses	(2,244)	(2,906)
Depreciation Expense	(1,807)	(1,992)
General and Administrative and Other Expenses	(450)	(369)
Operating Income (Loss)	$646	$(405)

Average Occupancy Rates:
Kapalua Resort	83%	79%
Hali'imaile Town	89%	88%
Other West Maui	37%	38%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues in 2014 was primarily due to new tenant leases for our Kapalua Resort commercial spaces. Lower operating costs and expenses in 2014 were primarily attributable to an increase in common area expense recoveries associated with higher occupancy levels and additional government subsidies for our watershed stewardship and conservation efforts.

In January 2014, our Honolua Store tenant completed a $5.0 million renovation of the interior and exterior of the store. Other West Maui leasable properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2014	2013
	(in thousands)

Operating Revenues	$3,310	$3,686
Operating Costs and Expenses	(2,375)	(2,225)
Depreciation Expense	(410)	(426)
General and Administrative and Other Expenses	(189)	(153)
Operating Income	$336	$882

Consumption (in million gallons):
Potable	151	159
Non-potable/irrigation	598	753

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a third-party water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The decrease in revenues and operating income in 2014 was primarily due to a decrease in sales of potable and non-potable water resulting from rainier weather conditions in Maui as compared to the prior year.

RESORT AMENITIES

	Year Ended December 31,
	2014	2013
	(in thousands)

Operating Revenues	$1,214	$1,217
Operating Costs and Expenses	(854)	(665)
General and Administrative and Other Expenses	(282)	(226)
Operating Income	$78	$326

Kapalua Club Members	492	495

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The increase in operating costs and expenses in 2014 was primarily due to higher access fees for certain amenities offered to the club’s members.

DISCONTINUED OPERATIONS

Our former agriculture, golf, retail, spa and beach club operations are reported as discontinued operations. Income from discontinued operations for 2013 included a $1.9 million gain from the sale of a 7-acre parcel and building that was part of our former agricultural processing facilities in Central Maui.

Interest Expense

Interest expense was $2.3 million for 2014 compared to $2.5 million for 2013. Our average interest rates on borrowings was 4.4% for 2014, compared to 4.6% for 2013, and average borrowings were $49.7 million in 2014 compared to $51.0 million in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had outstanding borrowings under two credit facilities totaling $50.2 million and cash on hand of $0.4 million as of December 31, 2014. We had a total of $3.7 million of available credit under two revolving lines of credit as of December 31, 2014.

Revolving Line of Credit with Wells Fargo

We have a $30.8 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into our First Hawaiian Bank credit agreement, we made a $1.9 million paydown to release the Honolua Store from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. As of December 31, 2014, we had $30.6 million of borrowings outstanding under this revolving line of credit.

Term Loan with American AgCredit

We have a $20 million term loan with American AgCredit that matures on August 1, 2016. Interest on this credit facility is based on the greater of 1.00% or the 30-day LIBOR rate, plus an applicable spread of 4.00% with a reduction in the applicable spread to 3.75%, if the principal balance of the loan is reduced to $15 million. The loan agreement requires that the principal balance be paid down to $17 million by May 1, 2015 and to $15 million by May 1, 2016. The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The loan is collateralized by approximately 3,100 acres of the Company’s real estate holdings in West Maui and Upcountry Maui. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

In June 2014, we entered into a credit agreement with First Hawaiian Bank providing us with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement matures on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is secured by the Honolua Store. As of December 31, 2014, we had no borrowings outstanding under this revolving line of credit.

As of December 31, 2014, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During 2014, we used $2.7 million of net cash flow in our operating activities. In October 2014, we sold our Lipoa Point property to the State of Hawaii and utilized the entire $19.4 million of sale proceeds to fund our pension plans. In May 2014, we sold the Kapalua Plantation Golf Course maintenance facility and utilized $1.9 million of the sale proceeds to release the Honolua Store from the collateral held under our Wells Fargo credit facility and the remaining $0.4 million of sale proceeds to repay our American AgCredit term loan.

During 2014, we had net borrowings of $1.7 million under our Wells Fargo revolving line of credit. During 2014, we paid interest totaling $2.2 million on our loans and paid $0.6 million toward our settlement with the U.S. Internal Revenue Service (IRS).

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. Proceeds from the sale of any of our real estate assets will be used principally to repay our outstanding indebtedness.

With the funding of our pension plans from the sale of Lipoa Point, we do not expect to be required to make minimum contributions to our pension plans in 2015. Our current development activities are limited to planning, permitting and other efforts to secure and maintain project entitlements and we do not have any significant development or capital expenditures planned at this time.

Our cash outlook for the next twelve months and our ability to continue to meet our loan covenants and to continue as a going concern is highly dependent on successfully implementing our business initiatives and selling real estate assets at acceptable prices. There can be no assurance that we will be able to sell any of our real estate assets on acceptable terms, if at all. If we are unable to meet our loan covenants, borrowings under our credit facilities may become immediately due, and we would not have sufficient liquidity to repay such outstanding borrowings. In addition, absent the sale of some of our real estate holdings, refinancing, or extending the maturity date of our credit facilities, we do not expect to be able to repay our outstanding borrowings on the maturity date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in “Summary of Significant Accounting Policies,” Note 1 to our financial statements set forth in Item 8 of this annual report. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as being critical to our financial statements are as follows:

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $9.3 million at December 31, 2014. Based on our future development plans for the Kapalua Resort and other properties such as Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

•

Determining pension expense and obligations for our two defined benefit pension plans utilizes actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized to value the pension obligation. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plans is contained in Note 9 to our financial statements set forth in Item 8 of this annual report.

•

Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, current and future compensation expense could vary based on the assumptions used.

•

Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. A detailed discussion of our income taxes is contained in Note 11 to our financial statements set forth in Item 8 of this annual report.

•

Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of legal counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 14 to our financial statements set forth in Item 8 of this annual report.

IMPACT OF INFLATION AND CHANGING PRICES

Most of the land we own was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

OFF-BALANCE SHEET ARRANGMENTS

As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

We have audited the accompanying consolidated balance sheet of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ACCUITY LLP

Honolulu, Hawaii

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

We have audited the accompanying consolidated balance sheet of Maui Land & Pineapple Company, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maui Land & Pineapple Company, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring negative cash flows from operations and deficiency in stockholder’s equity raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 20, 2014

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$415	$359
Accounts receivable, less allowance of $194 and $163 for doubtful accounts	1,272	1,203
Prepaid expenses and other assets	170	596
Assets held for sale	-	744
Total Current Assets	1,857	2,902
PROPERTY
Land	5,158	5,355
Land improvements	24,951	24,951
Buildings	33,479	33,534
Machinery and equipment	11,813	11,820
Construction in progress	-	1,606
Total Property	75,401	77,266
Less accumulated depreciation	39,335	37,084
Net Property	36,066	40,182
OTHER ASSETS
Deferred development costs	9,347	7,727
Other noncurrent assets	2,001	2,942
Total Other Assets	11,348	10,669
TOTAL	$49,271	$53,753
LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$2,533	$49,000
Trade accounts payable	968	995
Payroll and employee benefits	270	362
Current portion of accrued retirement benefits	391	443
Income taxes payable	566	1,421
Current portion of accrued contract terminations	159	159
Other current liabilities, including deferred revenue	1,077	2,216
Total Current Liabilities	5,964	54,596
LONG-TERM LIABILITIES
Long-term debt	47,643	-
Accrued retirement benefits	6,893	20,867
Accrued contract terminations	316	475
Other noncurrent liabilities	3,637	5,046
Total Long-Term Liabilities	58,489	26,388
COMMITMENTS & CONTINGENCIES (Note 7 & 14)
STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized; 18,785,055 and 18,737,384 shares issued and outstanding	77,105	76,810
Additional paid in capital	9,246	9,245
Accumulated deficit	(75,959)	(93,594)
Accumulated other comprehensive loss	(25,574)	(19,692)
Stockholders' Deficiency	(15,182)	(27,231)
TOTAL	$49,271	$53,753

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate
Sales	$22,687	$4,513
Commissions and other	617	921
Leasing	5,147	4,862
Utilities	3,310	3,686
Resort amenities and other	1,246	1,230
Total Operating Revenues	33,007	15,212

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	1,294	2,420
Other	1,218	2,084
Leasing	2,244	2,906
Utilities	2,375	2,225
Resort amenities and other	900	725
General and administrative	2,379	2,992
Gain from settlement of contract termination	-	(1,038)
Depreciation	2,301	2,550
Pension and other post-retirement expenses	391	888
Total Operating Costs and Expenses	13,102	15,752

Operating Income (Loss)	19,905	(540)
Interest expense	(2,270)	(2,491)
Income (Loss) from Continuing Operations net of income taxes of $0	17,635	(3,031)
Income from Discontinued Operations net of income tax benefit of $0 and $144	-	1,867

NET INCOME (LOSS)	17,635	(1,164)
Pension benefit adjustment net of income taxes of $0	(5,882)	7,887
COMPREHENSIVE INCOME	$11,753	$6,723

NET INCOME (LOSS) PER COMMON SHARE --BASIC AND DILUTED
Continuing Operations	$0.94	$(0.16)
Discontinued Operations	-	0.10
Net Income (Loss)	$0.94	$(0.06)

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2014 and 2013

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Acumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2013	18,664	$76,410	$9,236	$(92,430)	$(27,579)	$(34,363)

Share-based compensation expense			425			425
Issuance of shares for incentive plan	33	133				133
Vested restricted stock issued	74	416	(416)			-
Shares cancelled to pay tax liability	(34)	(149)				(149)
Other comprehensive income-pension (Note 9)					7,887	7,887
Net loss				(1,164)		(1,164)

Balance, December 31, 2013	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

Share-based compensation expense			271			271
Issuance of shares for incentive plan	36	218				218
Vested restricted stock issued	42	270	(270)			-
Shares cancelled to pay tax liability	(30)	(193)				(193)
Other comprehensive loss-pension (Note 9)					(5,882)	(5,882)
Net income				17,635		17,635

Balance, December 31, 2014	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$17,635	$(1,164)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,514	2,870
Share based compensation	271	425
Gain on property disposals	(1,465)	(1,668)
Land transferred in settlement of contract terminations	-	(773)
Changes in operating assets and liabilities:
Accounts receivable	(69)	(65)
Change in retirement liabilities	(19,908)	(1,823)
Trade accounts payable	4	(354)
Income taxes payable	(855)	(1,036)
Other operating assets and liabilities	(863)	2

NET CASH USED IN OPERATING ACTIVITIES	(2,736)	(3,586)

INVESTING ACTIVITIES
Purchases of property	(31)	(4)
Proceeds from disposals of property	2,276	3,904
Payments for other assets	(67)	(109)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,178	3,791

FINANCING ACTIVITIES
Proceeds from long-term debt	3,500	7,800
Payments of long-term debt	(2,324)	(8,068)
Debt and common stock issuance costs and other	(562)	(407)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	614	(675)

NET INCREASE (DECREASE) IN CASH	56	(470)
CASH AT BEGINNING OF YEAR	359	829

CASH AT END OF YEAR	$415	$359

Cash paid during the year:
Interest	$2,204	$2,335
Income taxes	$600	$700

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Amounts included in trade accounts payable for additions to property and other investments totaled $35,000 and $4,000 at December 31, 2014 and 2013, respectively.

•	Common stock issued to certain members of the Company’s management totaled $218,000 and $133,100 at December 31, 2014 and 2013, respectively.

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its principal subsidiary Kapalua Land Company, Ltd. and other subsidiaries (collectively, the “Company”). The Company’s principal operations include the development, sale and leasing of real estate, water and waste transmission services, and the management of a private club membership program at the Kapalua Resort. Significant intercompany balances and transactions have been eliminated.

LIQUIDITY

The Company had outstanding borrowings under two credit facilities totaling $50.2 million as of December 31, 2014. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. Both credit facilities mature on August 1, 2016.

Absent the sale of some of its real estate holdings, refinancing, or extending the maturity date of its credit facilities, the Company does not expect to be able to repay its outstanding borrowings on the maturity date.

The credit facilities have covenants requiring among other things, a minimum of $3 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company’s ability to continue to borrow under its credit facilities to fund its ongoing operations and meet its commitments depends upon its ability to comply with its covenants. If the Company fails to satisfy any of its loan covenants, each lender may elect to accelerate its payment obligations under such lender’s credit agreement.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under its credit facilities may become immediately due, and it would not have sufficient liquidity to repay such outstanding borrowings.

The Company’s credit facilities require that a portion of the proceeds received from the sale of any real estate assets be repaid toward its loans. The amount of proceeds paid to its lenders will reduce the net sale proceeds available for operating cash flow purposes.

The aforementioned circumstances raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully achieve its initiatives summarized below in order to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result should the Company be unable to continue as a going concern.

In response to these circumstances, the Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts.

COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ deficiency, except those resulting from capital stock transactions. Comprehensive income includes adjustments to the Company’s defined benefit pension plan obligations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. There were no impairment charges recorded in 2014 or 2013.

ACCRUED RETIREMENT BENEFITS

The Company’s policy is to fund retirement benefit costs at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

The under-funded status of the Company’s defined benefit pension plans is recorded as a liability in its balance sheet and changes in the funded status of the plans are recorded in the year in which the changes occur, through comprehensive income (loss). A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

Deferred compensation plans for certain former management employees provide for specified payments after retirement. A liability has been recognized based on the present value of estimated payments to be made.

REVENUE RECOGNITION

Real estate revenues are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. Sales of real estate that was not used in operations is considered operating revenue.

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

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of employee stock options, as compensation expense over the service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

USE OF ESTIMATES AND RECLASSIFICATIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates. Certain amounts in the December 31, 2013 consolidated statements of operations and comprehensive income were reclassified to conform to the December 31, 2014 presentation. Such amounts had no impact on net income (loss) and comprehensive income previously reported.

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawaii and the mainland United States; high unemployment rates and low consumer confidence; the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt in the United States; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

ENVIRONMENTAL REMEDIATION COSTS

The Company accrues for environmental remediation costs when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. When the remediation cost is expected to be incurred within a relatively short period of time, the obligations are not discounted to their present value. At December 31, 2014 and 2013, the Company had accrued for $142,000 and $165,000, respectively, of remediation costs.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the previous revenue recognition guidance in Accounting Standards Codification (ASC) Topic 606, Revenue Recognition, and requires that an entity use the defined five step process to recognize revenue. The ASU also requires additional disclosures and is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early implementation is not permitted. Upon adoption, the Company will have the option of retrospectively applying the guidance to each reporting period presented with certain practical expedients or retrospectively reporting the cumulative effect of initially applying the ASU at the date of initial application with additional disclosure requirements. The Company has not yet determined the effect this ASU will have on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition under the existing guidance of ASC Topic 718, as it relates to vesting of such awards. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements with a cumulative effect adjustment to the opening retained earnings balance. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance in 2014 did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements –Going Concern. This ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. Management’s evaluation should be based on relevant conditions or events that are reasonably knowable at the date the financial statements are issued. The ASU will be effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted. The adoption of this guidance in 2014 did not have a material impact on the Company’s financial statements.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

	Year Ended December 31,
	2014	2013

Basic and diluted	18,768,693	18,702,396
Potentially dilutive	63,724	110,193

2.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

At December 31, 2014, assets held for sale consisted of a 630-acre parcel of fallow agricultural land in Upcountry Maui. At December 31, 2013, assets held for sale consisted of the Kapalua Plantation Golf Course maintenance facility.

In October 2014, the Company sold its Lipoa Point property to the State of Hawaii for $19.8 million. The sale resulted in a gain of approximately $19.3 million.

In May 2014, the Company sold the Kapalua Plantation Golf Course maintenance facility to the owner of the golf course for $2.3 million. The sale resulted in a gain of $1.5 million. The Company utilized $1.9 million of the sale proceeds to release the Honolua Store from the collateral held under its Wells Fargo credit facility and $0.4 million of the proceeds to repay its term loan with American AgCredit.

In November 2013, the Company sold a 10-acre light industrial zoned parcel in West Maui for $5.4 million. The sale resulted in a gain of $2.1 million. Proceeds from the sale were used to fund the Company’s $2.4 million payment toward deferred maintenance as part of The Residences at Kapalua Bay settlement (Settlement) and to paydown its American AgCredit term loan. Approximately $0.9 million of the sale price was deferred until certain post-closing obligations of the Company were completed. These obligations were not met and $0.6 million were recognized as revenues in 2014.

In June 2013, the Company sold a 7-acre parcel and building that was the last of its former agricultural processing facilities in Central Maui for $4.0 million. The sale resulted in a $1.9 million gain included in discontinued operations.

3.	CONTRACT TERMINATIONS

The Company has a 51% ownership interest in Kapalua Bay Holdings, LLC (Bay Holdings), which is the sole member of Kapalua Bay LLC (Kapalua Bay). Kapalua Bay constructed The Residences at Kapalua Bay, a residential and timeshare development on land that it owned at the site of the former Kapalua Bay Hotel, and a spa on an adjacent parcel of land that was owned by the Company and leased to Kapalua Bay. The other members of Bay Holdings are MH Kapalua Venture, LLC, 34%, and ER Kapalua Investors Fund, LLC, 15%. Bay Holdings is not a variable interest entity, as defined in GAAP. The Company accounts for its investment in Bay Holdings using the equity method of accounting because, although it has the ability to exercise significant influence over operating and financial policies, it does not control Bay Holdings through a majority voting interest or other means. As a result of the 2009 losses incurred by Bay Holdings, the Company’s carrying value of its investment in Bay Holdings was written down to zero in 2009. The Company will not recover any amounts from its investment in Bay Holdings because all operations of Kapalua Bay have ceased. Therefore, the Company will not recognize any additional equity in the earnings (losses) of Bay Holdings.

The Company had an agreement to purchase from Kapalua Bay certain amenities of the project, including the spa, a beach club and a sundry store, at the actual construction cost of approximately $35 million (the “Amenities Purchase and Sale Agreements”).

Kapalua Bay had a construction loan agreement that matured on August 1, 2011 that was collateralized by the project assets, including the land that was owned by Kapalua Bay that underlies the project. The Company and the other members of Bay Holdings had guaranteed to the lenders completion of the project and recourse with regard to certain acts, but had not guaranteed the repayment of the loan. On March 13, 2012, the lenders notified Kapalua Bay that the loan was in default and on June 13, 2012, the lenders filed for foreclosure against Kapalua Bay. The foreclosure was completed on June 13, 2013 and the loan collateral including the unsold inventory, leasehold spa improvements, and the Amenities Purchase and Sale Agreements between the Company and Kapalua Bay, were transferred to a firm affiliated with one of the two remaining lenders. Other than the transfer of the Amenities Purchase and Sale Agreements, the foreclosure proceeding did not directly impact the Company’s operating results.

On November 25, 2013, the Company and the other parties involved in The Residences at Kapalua Bay development project reached a comprehensive settlement with respect to numerous issues and disputes surrounding the project. As part of its portion of the settlement, the Company paid $2.4 million toward deferred maintenance at the project, conveyed the three-acre leased parcel underlying the spa and the five-acre parking lot adjacent to the project valued at $0.8 million, and committed to pay $0.6 million over the next four years for the annual dues of the 133 releasing fractional owners, of which $0.5 million and $0.6 million remained outstanding as of December 31, 2014 and 2013, respectively, in exchange for termination of the Amenities Purchase and Sale Agreements. In addition, the Company received full release from its construction loan guarantees and secured continued access to the spa and beach club for its Kapalua Club members at a monthly cost of $29,000. The Company previously recorded $4.1 million in accrued contract terminations as its best estimate of its exposure under these agreements. The total cost of the settlement was less than previously estimated and resulted in a $0.3 million reduction of accrued contract terminations and contract terminations expense in 2013. The eight acres of land transferred as part of the settlement were accounted for at fair value in accordance with the accounting guidance for nonmonetary transactions. Accordingly, the Company derecognized the spa parcel and parking lot parcel and recognized a gain of $0.8 million equal to the difference between the carrying value and fair value of those assets. These amounts are reflected within gain from settlement of contract termination in the accompanying 2013 consolidated statement of operations.

Stephen M. Case, who is a director and a 64% shareholder of the Company as of February 2015, is the Chairman, Chief Executive Officer, and indirect beneficial owner of Revolution LLC, which is the indirect majority owner of ER Kapalua Investors Fund, LLC, and thus Mr. Case has a beneficial interest in Bay Holdings.

4.	PROPERTY

Property at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Land	$5,158	$5,355
Land improvements	24,951	24,951
Buildings	33,479	33,534
Machinery and equipment	11,813	11,820
Construction in progress	-	1,606
Total Property	75,401	77,266
Less accumulated depreciation	39,335	37,084
Net Property	$36,066	$40,182

Land

Most of the Company’s 23,000 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. Approximately 21,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort’s 3,000 acres. The Company’s remaining land properties are former agricultural fields including processing and maintenance facilities located in Upcountry Maui in an area commonly known as Haliimaile.

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water system in West Maui. The majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and Haliimaile which are used in the Company’s leasing operations. The majority of the buildings were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations. Also included are machinery and equipment used in the Company’s utilities operations.

Construction in Progress

Construction in progress is comprised primarily of a potable water well that was drilled and tested in Upcountry Maui, which has not been placed into service and was reclassified as deferred development costs in 2014.

5.	LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Wells Fargo revolving loans, 3.82% and 3.99%, respectively	$30,643	$29,000
American AgCredit term loan, 5.00%	19,533	20,000
Total	50,176	49,000
Less current portion	2,533	49,000
Long-term debt	$47,643	$-

WELLS FARGO

The Company has a $30.8 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. In connection with entering into its First Hawaiian Bank credit agreement, the Company made a $1.9 million paydown to release the Honolua Store from the collateral held under this facility. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

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

FIRST HAWAIIAN BANK

In June 2014, the Company entered into a credit agreement with First Hawaiian Bank providing the Company with a $3.5 million revolving line of credit for general working capital and corporate purposes. The agreement expires on June 5, 2015. Borrowings under the revolving line of credit bear interest at the Bank’s Prime Rate and the credit facility is collateralized by the Honolua Store. As of December 31, 2014, there were no borrowings outstanding under this revolving line of credit.

As of December 31, 2014, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

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

The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2014 and 2013 was $50,176,000 and $49,000,000, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements. See Note 9 for the classification of the fair value of pension assets.

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

7.	DISCONTINUED OPERATIONS

The Company’s former agriculture, golf, retail, spa and beach club operations are reported as discontinued operations. The operating results including any gains or losses from the disposal of assets related to these former operations have been reported as discontinued operations in the accompanying financial statements. Income from discontinued operations for 2013 included a $1.9 million gain from the sale of a 7-acre parcel and building that was part of the Company’s former agricultural processing facilities in Central Maui and a $0.5 million reversal of accrued income taxes payable and interest resulting from the IRS settlement. Income from discontinued operations in 2013 also includes losses of $0.4 million from operating the spa and beach club prior to the cessation of operations in 2013.

The revenues and income (loss) before income tax benefits for the discontinued operations were as follows:

2013
(in thousands)

Revenues
Spa & Beach Club	$1,294
Total	$1,294
Income (loss) from Discontinued Operations
Spa & Beach Club	$(443)
Retail	(1)
Agriculture	2,167
Total	$1,723

On April 19, 2011, a lawsuit was filed against MPC and several other Hawaii based farms by the EEOC. The lawsuit alleged the farms should be held liable for illegal acts by Global Horizons, Inc., a company that had hired Thai workers to work at the farms. The lawsuit was filed in the United States District Court, District of Hawaii, as Civil Action No. 11-00257. On June 13, 2013, the EEOC filed a motion to add as defendants Maui Land & Pineapple Company, Inc. and Hali’imaile Pineapple Company, Ltd. On September 10, 2013, the Court denied the EEOC’s motion.

On June 30, 2014, in light of MPC’s inability to fund its defense, the parties entered into a stipulated default judgment in favor of the EEOC and against MPC. On December 19, 2014, the Court entered Findings of Fact and Conclusions of Law, finding Global Horizons, Inc. and MPC jointly and severally liable for damages totaling $8.1 million and granting a permanent injunction against both parties. MPC is defunct and has no assets or operations, and enforcement of the Court’s judgment is considered highly doubtful. Maui Land & Pineapple Company, Inc. is not a party to the case and, accordingly, no provision or liability related to the Court’s judgment has been reflected in the accompanying financial statements.

8.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants. These operating leases generally provide for minimum rents and, in some cases, licensing fees and percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2014	2013
	(in thousands)

Minimum rentals	$2,711	$2,684
Percentage rentals	790	562
Licensing fees	637	637
Other (primarily common area recoveries)	1,009	979

	$5,147	$4,862

Property at December 31, 2014 and 2013 includes leased property of $45.1 million and $45.2 million, respectively (before accumulated depreciation of $21.7 million and $20.1 million, respectively).

Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2015	$2,635
2016	2,077
2017	1,978
2018	1,552
2019	1,473
Thereafter	7,859

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)

Defined benefit pension plans	$2,540	$16,941
Supplemental executive retirement plan	4,468	3,972
Deferred compensation plan	276	397
Total	7,284	21,310
Less current portion	(391)	(443)
Non-current portion of accrued retirement benefits	$6,893	$20,867

The Company has two defined benefit pension plans which cover substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company also has an unfunded nonqualified supplemental executive retirement plan which covers seventeen of its former executives. The supplemental executive retirement plan was frozen in 2009 and future vesting of additional benefits was discontinued.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2014 and 2013, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2014 and 2013 were as follows:

	2014			2013
	(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year		$66,091			$72,824
Interest cost		3,093			2,880
Actuarial (gain) loss		6,577			(5,193)
Benefits paid		(4,412)			(4,420)

Benefit obligations at end of year		71,349			66,091

Change in plan assets:
Fair value of plan assets at beginning of year		45,178			42,518
Actual return on plan assets		3,404			4,691
Employer contributions		20,171			2,389
Benefits paid		(4,412)			(4,420)

Fair value of plan assets at end of year		64,341			45,178

Funded status		$(7,008)			$(20,913)
Accumulated benefit obligations		$71,349			$66,091

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.96%	-	4.07%	4.68%	-	4.92%
Expected long-term return on plan assets		5.32%			7.00%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $25.6 million and $19.7 million at December 31, 2014 and 2013, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2015, $0.8 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2014	2013
	(in thousands)

Pension and other benefits:
Interest cost	$3,093	$2,880
Expected return on plan assets	(3,316)	(2,906)
Recognized net actuarial loss	604	914

Pension expense	$381	$888

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net (gain) loss	$6,486	$(6,973)
Recognized loss	(604)	(914)

Total recognized (gain) loss in comprehensive income	$5,882	$(7,887)

Weighted average assumptions used to determine net periodic benefit cost:	2014			2013
Pension benefits:
Discount rate	4.68%	-	4.92%	3.87%	-	4.16%
Expected long-term return on plan assets		7.00%			7.00%
Rate of compensation increase		n/a			n/a

The expected long-term rate of return on plan assets was based on a building-block approach. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital markets are determined. Diversification and rebalancing of plan assets are properly considered as part of establishing long-term portfolio returns.

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category, were as follows:

	2014 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$9,884	$9,884
AHGT pooled fixed income funds	-	51,483	51,483
Cash management funds	-	2,974	2,974

	$-	$64,341	$64,341

	2013 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$25,061	$25,061
AHGT pooled fixed income funds	-	19,160	19,160
Cash management funds	-	957	957

	$-	$45,178	$45,178

Aon Hewitt Group Trust (AHGT) pooled equity and fixed income funds: Pooled equity and fixed income funds consist of various AHGT Funds offered through private placements. The units are valued daily using net asset values (NAV). NAV are based on the fair value of each fund’s underlying investments. Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

An administrative committee consisting of certain senior management employees administers the Company’s defined benefit pension plans. The pension plan assets are allocated among approved asset types based on the plans current funded status and other characteristics set by the administrative committee, and subject to liquidity requirements of the plans.

Estimated future benefit payments are as follows (in thousands):

2015	$4,555
2016	4,504
2017	4,482
2018	4,517
2019	4,528
2020 - 2024	22,437

The Company’s cessation of its agriculture and golf operations and the corresponding reduction in active participant counts triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $23.9 million to support the unfunded liabilities of its pension plans or to make contributions to the plans in excess of the minimum required amounts. In 2011 and 2012, the Company pledged a total of 8,400 acres of former agricultural lands in West Maui to the PBGC for five years in satisfaction of the requirement. No formal appraisal or determination of the fair value of the pledged properties was performed by the Company or the PBGC.

In October 2014, the Company sold its Lipoa Point property to the State of Hawaii for $19.8 million. The sale resulted from a bill enacted by the State of Hawaii in June 2013 which provided for the purchase of Lipoa Point with the stipulation that the proceeds from the sale be designated for the benefit of the Company’s pension plans. The Lipoa Point property was part of the 8,400 acres of former agricultural lands pledged to the PBGC.

Upon the closing of the Lipoa Point sale, the $19.8 million sale price, less closing costs of approximately $400,000, was transferred to the trustee of the Company’s pension plans and the mortgage on the property held by the PBGC was released. With the funding of the Company’s pension plans from the Lipoa Point sale, the Company does not expect to be required to make minimum contributions to its pension plans for the foreseeable future. Required minimum contributions totaled $2.8 million and $2.1 million for 2014 and 2013, respectively.

10.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements, including grants of employee stock options, as compensation expense over the service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

The total compensation expense recognized for share-based compensation was $271,000 and $425,000 for 2014 and 2013, respectively. There was no tax benefit or expense related thereto. Recognized share-based compensation was reduced for estimated forfeitures prior to vesting based primarily on historical annual forfeiture rates of approximately 2.6% and 2.8%, for 2014 and 2013, respectively. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Executive officers and certain members of management received annual incentive awards totaling $218,000 and $133,100 in February 2014 and 2013, respectively, based on the achievement of certain predefined performance goals and objectives. The annual incentive awards are paid in stock of the Company and resulted in the issuance of 35,917 and 33,187 shares in February 2014 and 2013, respectively.

Stock Options

In May 2006, the Company’s shareholders approved the 2006 Equity and Incentive Award Plan (2006 Plan) and an increase in the number of shares of common stock authorized under the Articles of Association by 1,000,000 shares, all of which have been reserved for issuance under the 2006 Plan. The 2006 Plan provides that the administrator can grant stock options and other equity instruments. The terms of certain grant types follow general guidelines, but the term and conditions of each award can vary at the discretion of the administrator. With respect to awards granted to non-employee directors, the administrator of the 2006 Plan is the Board of Directors. The Compensation Committee of the Board is the administrator of the 2006 Plan for all other persons, unless the Board assumes authority for administration. At December 31, 2014, there were 397,011 shares remaining and available for issuance under the 2006 Plan.

A summary of stock option award activity as of and for the years ended December 31, 2013 and 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $(000)(1)
Outstanding at January 1, 2013	79,000	$23.52
Forfeited or cancelled	(19,000)	$35.82	$12.29
Outstanding at December 31, 2013	60,000	$19.63	$7.33	3.4	$-
Exercisable at December 31, 2013	55,000	$20.94	$7.77	2.5	$-
Expected to vest at December 31, 2013 (2)	3,600	$5.20	$2.48	5.2	$-

Outstanding at January 1, 2014	60,000	$19.63
Forfeited or cancelled	(12,500)	$33.88	$10.63
Outstanding at December 31, 2014	47,500	$15.88	$6.46	3.1	$-
Exercisable at December 31, 2014	47,500	$15.88	$6.46	3.1	$-
Expected to vest at December 31, 2014 (2)	-	$-	$-	-	$-

(1)	For in the money options.
(2)	Options expected to vest reflect estimated forfeitures.

There were no stock options granted or exercised during the years ended December 31, 2014 or 2013. The fair value of shares vested was $12,000 for the years ended December 31, 2014 and 2013. These options will expire if they are not exercised by specific dates through March 2019. As of December 31, 2014, there was no unamortized compensation expense for awards granted under the stock option plans.

Restricted Stock

There were 14,896 and 12,000 shares of restricted stock granted to management and the Company’s Board of Directors in 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, 42,367 and 74,342 shares of restricted stock vested as directors’ and management service requirements were met. All restricted shares granted in 2014 and 2013 were granted under the 2006 Plan. The weighted average grant-date fair value of restricted stock granted during 2014 and 2013 was $8.06 and $4.03 per share, respectively.

A summary of the activity of nonvested restricted stock awards as of and for the year ended December 31, 2014 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at January 1, 2013	94,137	$5.56
Granted	12,000	$4.03
Vested	(74,342)	$4.79
Nonvested balance at December 31, 2013	31,795	$5.79

Nonvested balance at January 1, 2014	31,795	$5.79
Granted	14,896	$8.06
Vested	(42,367)	$3.85
Forfeited or cancelled	(600)	$7.25
Nonvested balance at December 31, 2014	3,724	$8.06

11.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In 2013, the tax liability for uncertain tax positions was reduced by $248,000 to $0 because of expiration of statutes of limitations and the IRS settlement. As of December 31, 2014 and 2013, total accrued interest for uncertain income tax positions was $0 and $296,000, respectively.

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expense in its statements of operations and such amounts are included in income taxes payable in the Company’s balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2013 is as follows:

2013
(in thousands)
Balance at beginning of year	$248
Settlement adjustments for tax provisions of prior years	(220)
Expiration of statutes of limitations	(28)
Balance at end of year	$-

In 2013, the income tax benefit from the reversal of the tax liability discussed above was included in income from discontinued operations as it related to the Company’s former agriculture operations that were discontinued in 2009. The Company also recorded a $0.5 million reversal of accrued income taxes payable and interest resulting from its settlement with the IRS.

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 35% for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$6,172	$(1,061)
Adjusted for:
Valuation allowance	(6,170)	1,034
Permanent differences and other	(2)	27
Income tax benefit - continuing operations	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Net operating loss and tax credit carryforwards	$50,361	$46,205
Joint venture and other investments	238	294
Accrued retirement benefits	2,550	7,458
Property net book value	2,715	2,825
Deferred revenue	1,160	1,522
Stock compensation	154	150
Reserves and other	447	671
Total deferred tax assets	57,625	59,125
Valuation allowance	(57,625)	(59,125)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive income, which is not included in the current provision. The Company had $108.5 million in federal net operating loss carry forwards at December 31, 2014, that expire from 2028 through 2033. The Company had $124.2 million in state net operating loss carry forwards at December 31, 2014, that expire from 2028 through 2033.

In April 2013, the Company and the IRS arrived at a settlement which concluded the IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $0.6 million and $0.7 million were paid in 2014 and 2013, respectively. As a result of the settlement, the Company reversed $0.5 million it had previously accrued in income taxes payable and accrued interest in estimating its exposure for this matter during 2013. The reversal has been reported in discontinued operations in the accompanying financial statements as it related to the Company’s former agricultural operations. The Company is subject to routine audits by taxing jurisdictions and there are currently no audits for any tax periods in progress. As of December 31, 2014, tax years prior to 2011 are no longer subject to examination for U.S. tax purposes.

12.	SEGMENT INFORMATION

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

•

Utilities primarily include the operations of Kapalua Water Company and Kapalua Waste Treatment Company, the Company’s water and sewage transmission services (regulated by the Hawaii Public Utilities Commission) for the Kapalua Resort. The operating segment also includes the management of ditch, reservoir and well systems that provide non-potable irrigation water to West and Upcountry Maui areas.

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Condensed financial information for each of the Company’s reportable segments for the years ended December 31, 2014 and 2013 were as follows:

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2014
Operating revenues (1)	$23,304	$5,147	$3,310	$1,214	$32	$33,007
Operating costs and expenses	(2,512)	(2,244)	(2,375)	(854)	(46)	(8,031)
Depreciation expense	-	(1,807)	(410)	-	(84)	(2,301)
General and administrative and other expenses	(655)	(450)	(189)	(282)	(1,194)	(2,770)
Operating income (loss)	20,137	646	336	78	(1,292)	19,905
Interest expense						(2,270)
Income from continuing operations						$17,635

Capital expenditures (3)	268	-	-	-	-	$268
Assets (4)	11,625	30,529	4,194	1,256	1,667	$49,271

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2013
Operating revenues (1)	$5,434	$4,862	$3,686	$1,217	$13	$15,212
Operating costs and expenses	(4,504)	(2,906)	(2,225)	(665)	(60)	(10,360)
Depreciation expense	-	(1,992)	(426)	-	(132)	(2,550)
General and administrative and other expenses	(573)	(369)	(153)	(226)	(1,521)	(2,842)
Operating income (loss)	357	(405)	882	326	(1,700)	(540)
Interest expense						(2,491)
Loss from continuing operations						$(3,031)

Capital expenditures (3)	270	-	7	-	-	$277
Assets (4)	10,026	32,398	6,113	1,385	3,831	$53,753

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. Intersegment revenues were insignificant.
(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, pension and other post-retirement expenses and gain related to Kapalua Bay settlement in 2013.
(3)	Primarily includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

13.	RESERVES

Allowance for doubtful accounts and reserves for environmental liabilities for 2014 and 2013 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
(in thousands)
Allowance for Doubtful Accounts
2014	$163	$31	$-	$194
2013	$262	$92	$(191)	$163

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
(in thousands)
Reserve for Environmental Liabilities
2014	$165		$(23)	$142
2013	$675	$41	$(551)	$165

In 2013, the Company recorded a decrease of the environmental reserve of $551,000 in conjunction with the sale of a 7-acre parcel and building that was part of the Company’s former agricultural processing facilities in Central Maui because the buyer assumed responsibility.

14.	COMMITMENTS AND CONTINGENCIES

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed that until December 1, 2039, they will pay for 90% of the capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company estimated its share of the cost to operate and maintain the filtration systems for the existing wells, and its share of the cost of a letter of credit used to secure its obligations, and as of December 31, 2014 has recorded a reserve for environmental liability of $59,000. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, a reserve for costs relating to any future wells has not been recorded because the Company is not able to reasonably estimate the amount of liability, if any.

The Company has been named along with multiple parties in lawsuits filed by owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits allege deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and seek unspecified damages, treble damages and other relief. The Company disagrees with the allegations and is defending itself. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this matter and no provision has been made in the accompanying financial statements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting include those policies and procedures that:

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014, is incorporated herein by reference.

Executive Officers

The names, ages and certain biographical information about our executive officers, as of February 1, 2015, are provided below.

Warren H. Haruki (62)

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

Ryan L. Churchill (43)

Mr. Churchill has served as President of the Company since February 2010 and as Senior Vice President-Corporate Development of the Company since March 2007. He served as Vice President-Community Development from November 2005 to March 2007. Mr. Churchill was Vice President/Planning of Kapalua Land Company, Ltd., the operating subsidiary responsible for the Company’s Community Development and Resort segments, from June 2004 to November 2005, and Development Manager from October 2000 to June 2004. Mr. Churchill serves on the Boards of various non-profit organizations.

Tim T. Esaki (52)

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

Code of Ethics

Our Board of Directors approved the Company’s Code of Business Conduct and Ethics (Code of Ethics) in March 2008. The Code of Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. The Code of Ethics is intended to qualify as a “code of ethics” for purposes of Item 406(b) of Regulation S-K. The Code of Ethics is posted on our website at http://mauiland.com/investor.shtml. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Ethics by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014, is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2014, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	51,224	$15.88	397,011

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2014, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Financial Statements

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

10.9†

Supplemental Executive Retirement Plan (effective as of January 1, 1988) (filed as Exhibit (10)B to Form 10-K for the year ended December 31, 1988 (SEC File No. 001-06510), and incorporated herein by reference).

10.10†

Maui Land & Pineapple Company, Inc. 2003 Stock and Incentive Compensation Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on November 10, 2003 (SEC File No. 001-06510)).

10.11†

Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed on March 27, 2006 (SEC File No. 001-06510)).

10.12†

Form of Stock Option Grant Notice and Form of Stock Option Agreement, pursuant to the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (filed as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006, filed August 8, 2006 (SEC File No. 001-06510), and incorporated herein by reference).

10.13†

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

10.16

Mortgage, Security Agreement, Assignment of Rents, Fixture Filing and Financing Statement effective April 19, 2011. (filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011, filed March 2, 2012 and incorporated herein by reference).

10.17

Settlement and Release Agreement entered into on October 24, 2013, by and between Kapalua Bay, LLC, The Ritz-Carlton Management Company, L.L.C., The Ritz-Carlton Development Company, Inc., MH Kapalua Venture, LLC, Maui Land & Pineapple Company, Inc., Exclusive Resorts, Inc., Maui Holdings JV LLC, Lantern Asset Management, LLC, Island Investors, LLC, Island Acquisitions Kapalua, LLC and Lehman Brothers Holdings, Inc. (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2013, filed March 20, 2014 and incorporated herein by reference).

10.18

Settlement Agreement entered into on November 19, 2012, by and between Maui Land & Pineapple Company, Inc. and the Pension Benefit Guaranty Corporation (filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 2012, filed March 1, 2013 and incorporated herein by reference).

10.19

Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000 and incorporated herein by reference).

10.20

Fifth Modification Agreement entered into as of April 25, 2014, by and among Maui Land & Pineapple Company, Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.1 to Form 8-K filed May 2, 2014 and incorporated herein by reference).

10.21

Third Amendment to Loan Agreement entered into April 25, 2014, by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA. (filed as Exhibit 10.2 to Form 8-K filed May 2, 2014 and incorporated herein by reference).

10.22

Loan Agreement entered into as of June 6, 2014, by and among Maui Land & Pineapple Company, Inc. and First Hawaiian Bank (filed as Exhibit 10.1 to Form 8-K filed June 11, 2014 and incorporated herein by reference).

21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.

23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 27, 2015.
23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated February 27, 2015.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Exhibit No
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	This document is being “filed” herewith.

**

This certification shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Warren H. Haruki	Date February 27, 2015
Warren H. Haruki, Chairman of the Board
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date February 27, 2015
Stephen M. Case, Director

By	/s/ David A. Heenan	Date February 27, 2015
David A. Heenan, Director

By	/s/ Duncan MacNaughton	Date February 27, 2015
Duncan MacNaughton, Director

By	/s/ Arthur C. Tokin	Date February 27, 2015
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date February 27, 2015
Tim T. Esaki, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Paulus Subrata	Date February 27, 2015
Paulus Subrata, Controller
(Principal Accounting Officer)