Form 10-Q
period 2015-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2015-04-29
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2015
Common Stock, no par value	18,895,791 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$973	$415
Accounts receivable, less allowance of $194 for doubtful accounts	1,689	1,272
Assets held for sale	147	147
Prepaid expenses and other current assets	129	170
Total current assets	2,938	2,004

PROPERTY	75,401	75,401
Accumulated depreciation	(39,886)	(39,335)
Net property	35,515	36,066

OTHER ASSETS
Deferred development costs	9,356	9,347
Other noncurrent assets	1,730	1,854
Total other assets	11,086	11,201

TOTAL ASSETS	$49,539	$49,271

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$400	$2,533
Accounts payable	687	968
Payroll and employee benefits	498	270
Current portion of accrued retirement benefits	384	391
Income taxes payable	421	566
Deferred revenue	855	222
Accrued interest	348	352
Other current liabilities	620	546
Total current liabilities	4,213	5,848
LONG-TERM LIABILITIES
Long-term debt	50,376	47,643
Accrued retirement benefits	6,720	6,893
Deposits	2,731	2,683
Deferred revenue	957	1,011
Other noncurrent liabilities	216	375
Total long-term liabilities	61,000	58,605
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,846,786 and 18,766,246 shares issued and outstanding	77,495	77,105
Additional paid in capital	9,246	9,246
Accumulated deficit	(77,052)	(75,959)
Accumulated other comprehensive loss	(25,363)	(25,574)
Total stockholders' deficiency	(15,674)	(15,182)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$49,539	$49,271

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$112	$83
Leasing	1,415	1,312
Utilities	817	722
Resort amenities and other	450	352
Total operating revenues	2,794	2,469

OPERATING COSTS AND EXPENSES
Real estate	168	279
Leasing	532	550
Utilities	612	573
Resort amenities and other	213	281
General and administrative	582	351
Share-based compensation	549	142
Depreciation	558	584
Pension and other postretirement expenses	76	141
Total operating costs and expenses	3,290	2,901

OPERATING LOSS	(496)	(432)
Interest expense	(597)	(477)
NET LOSS	$(1,093)	$(909)
Pension, net of income taxes of $0	211	146
COMPREHENSIVE LOSS	$(882)	$(763)

NET LOSS PER COMMON SHARE --BASIC AND DILUTED	$(0.06)	$(0.05)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2015 and 2014

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

Share-based compensation	104	645	30			675
Vested restricted stock issued	4	30	(30)			-
Shares cancelled to pay tax liability	(46)	(285)				(285)
Other comprehensive income - pension					211	211
Net loss				(1,093)		(1,093)
Balance, March 31, 2015	18,847	$77,495	$9,246	$(77,052)	$(25,363)	$(15,674)

Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

Share-based compensation	36	218	99			317
Vested restricted stock issued	17	98	(98)			-
Shares cancelled to pay tax liability	(24)	(150)				(150)
Other comprehensive income - pension					146	146
Net loss				(909)		(909)
Balance, March 31, 2014	18,766	$76,976	$9,246	$(94,503)	$(19,546)	$(27,827)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$243	$(1,287)
INVESTING ACTIVITIES
Payments for other assets	-	(34)
NET CASH USED IN INVESTING ACTIVITIES	-	(34)
FINANCING ACTIVITIES
Proceeds from long-term debt	600	1,600
Debt and common stock issuance costs and other	(285)	(159)
NET CASH PROVIDED BY FINANCING ACTIVITIES	315	1,441
NET INCREASE IN CASH	558	120
CASH AT BEGINNING OF PERIOD	415	359
CASH AT END OF PERIOD	$973	$479

Cash paid during the period:
Interest	$547	$426
Income taxes	$150	$150

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $645,000 and $218,000 through March 31, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

LIQUIDITY

The Company had outstanding borrowings under three credit facilities totaling $50.8 million as of March 31, 2015. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. The Company’s credit facilities mature on August 1, 2016.

Absent the sale of some of its real estate holdings, refinancing, or extending the maturity date of its credit facilities, the Company does not expect to be able to repay its outstanding borrowings on the maturity date.

The credit facilities have covenants requiring among other things, a minimum of $2 million in liquidity (as defined), a maximum of $175 million in total liabilities, and a limitation on new indebtedness. The Company’s ability to continue to borrow under its credit facilities to fund its ongoing operations and meet its commitments depends upon its ability to comply with its covenants. If the Company fails to satisfy any of its loan covenants, each lender may elect to accelerate its payment obligations under such lender’s credit agreement.

The Company’s cash outlook for the next twelve months and its ability to continue to meet its loan covenants is highly dependent on selling certain real estate assets at acceptable prices. If the Company is unable to meet its loan covenants, borrowings under its credit facilities may become immediately due, and it would not have sufficient liquidity to repay such outstanding borrowings.

The Company’s credit facilities require that a portion of the proceeds received from the sale of any real estate assets be repaid toward its loans. The amount of proceeds paid to its lenders will reduce the net sale proceeds available for working capital purposes.

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

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2014 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss for the three months March 31, 2014 were reclassified to conform to the presentation for the three months ended March 31, 2015. Such amounts had no impact on total assets and liabilities or net loss and comprehensive loss previously reported.

3.     NET LOSS PER COMMON SHARE

	Three Months Ended
	March 31,
	2015	2014

Basic and diluted	18,820,775	18,747,529
Potentially dilutive	47,500	74,397

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

Potentially dilutive shares arise from non-qualified stock options to purchase common stock and non-vested restricted stock. The treasury stock method is applied to determine the number of potentially dilutive shares for non-vested restricted stock and stock options assuming that the shares of non-vested restricted stock are issued for an amount based on the grant date market price of the shares and that the outstanding stock options are exercised. These amounts were excluded because the effect would be insignificant.

4.	PROPERTY

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$5,158	$5,158
Land improvements	24,951	24,951
Buildings	33,479	33,479
Machinery and equipment	11,813	11,813
Total property	75,401	75,401
Less accumulated depreciation	(39,886)	(39,335)
Net property	$35,515	$36,066

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

5.     ASSETS HELD FOR SALE

At March 31, 2015 and December 31, 2014, assets held for sale consisted of a 630-acre parcel of agricultural land in Upcountry Maui.

6.     LONG-TERM DEBT

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Wells Fargo revolving line of credit, 3.83% and 3.82%, respectively	$30,843	$30,643
American AgCredit term loan, 5.00%	19,533	19,533
First Hawaiian Bank, revolving line of credit, 4.38%	400	-
Total	50,776	50,176
Less current portion	400	2,533
Long-term debt	$50,376	$47,643

WELLS FARGO

The Company has a $30.8 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a term loan with an outstanding principal balance of $19.5 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collateral as security for the loan.

Interest on the loan balance is at the greater of 8.00% or LIBOR plus 7.75%. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. The amount of interest paid increases by 0.75% if the loan balance has not been reduced below $15.0 million by November 1, 2015 and increases by an additional 0.75% if the loan balance has not been reduced below $12.5 million by April 1, 2016. Interest on the loan balance decreases by 1.00% if the loan balance is reduced below $15.0 million, an additional 1.25% if the loan balance is reduced below $10.0 million, and an additional 1.25% if the loan balance is reduced below $5.0 million. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of certain real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The Company has agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

FIRST HAWAIIAN BANK

The Company has a $3.5 million revolving line of credit with First Hawaiian Bank that matures on June 5, 2015. Interest on borrowings is at the Bank’s Prime Rate and the line of credit is collateralized by an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility. The Company is currently negotiating an extension of the maturity date of the line of credit to August 1, 2016.

As of March 31, 2015, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

7.	SHARE-BASED COMPENSATION

The Company’s non-employee directors, officers and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Maui Land & Pineapple Company, Inc. 2006 Equity and Incentive Award Plan (2006 Plan). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the 2006 Plan. Restricted shares issued under the 2006 Plan vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $30,000 for the three months ended March 31, 2015 and 2014 for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $549,000 and $142,000 for the three months ended March 31, 2015 and 2014, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)

Defined Benefit Pension Plans	$2,359	$2,540
Supplemental Executive Retirement Plan	4,485	4,468
Deferred Compensation Plan	260	276
Total	7,104	7,284
Less current portion	(384)	(391)
Non-current portion of accrued retirement benefits	$6,720	$6,893

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months
	Ended March 31,
	2015	2014
	(in thousands)

Interest cost	$691	$772
Expected return on plan assets	(826)	(777)
Recognized actuarial loss	211	146

Pension and other postretirement expenses	$76	$141

The Company’s cessation of its former agriculture and golf operations in 2009 and 2010, required the Company to pledge security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $23.9 million to support the unfunded liabilities of its pension plans. In 2011 and 2012, the Company pledged a total of 8,400 acres of former agricultural lands in West Maui to the PBGC for five years in satisfaction of the requirement. No formal appraisal or determination of the fair value of the pledged properties was performed by the Company or the PBGC.

In October 2014, the Company sold an unimproved 244-acre parcel of former agricultural land located in West Maui, commonly known as Lipoa Point, to the State of Hawaii for $19.8 million. Proceeds from the sale totaling $19.4 million were utilized to fund the Company’s pension plans and the Company does not expect to be required to make minimum contributions to its pension plans for the foreseeable future.

9.	INCOME TAXES

The Company’s effective tax rate for 2015 and 2014 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance.

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

In April 2013, the Company and the Internal Revenue Service (IRS) arrived at a settlement which concluded an IRS examination of the Company’s federal income tax returns for 2003 through 2008. Under terms of the settlement, the Company agreed to pay $1.8 million to the IRS, of which $1.4 million was paid as of March 31, 2015.

10.     SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – it’s chief decision maker – in assessing performance and determining the allocation of resources. Reportable segments are as follows:

•	Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort.

•

Leasing primarily includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and trade names by third parties, and the cost of maintaining the Company’s real estate assets, including conservation activities.

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

Reportable operating segments are measured based on operating income (loss), exclusive of general and administrative, share-based compensation, depreciation, pension and other post retirement expenses and interest expense.

Condensed financial information for each of the Company’s reportable operating segments for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months
	Ended March 31,
	2015	2014
	(in thousands)
Operating Segment Revenues
Real estate	$112	$83
Leasing	1,415	1,312
Utilities	817	722
Resort amenities and other	450	352
Total Operating Segment Revenues	$2,794	$2,469
Operating Segment Income (Loss)
Real estate	$(56)	$(196)
Leasing	883	762
Utilities	205	149
Resort amenities and other	237	71
Total Operating Segment Income	$1,269	$786

11.	COMMITEMENTS AND CONTINGENCIES

There have been no changes in status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

12.	FAIR VALUE MEASUREMENTS

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2015 and December 31, 2014 was $50,776,000 and $50,176,000, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements, respectively.

13.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest. This ASU requires an entity to simplify the presentation of debt issuance costs related to a recognized debt liability by presenting it in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2015.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

CONSOLIDATED

	Three Months Ended March 31,
	2015	2014
	(in thousands except share amounts)

Operating revenues	$2,794	$2,469
Operating costs and expenses	(1,525)	(1,683)
General and administrative	(582)	(351)
Share-based compensation	(549)	(142)
Depreciation	(558)	(584)
Pension and other postretirement expenses	(76)	(141)
Operating loss	(496)	(432)
Interest expense	(597)	(477)
Net Loss	$(1,093)	$(909)

The increase in consolidated revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to higher sales of non-potable water in our utilities business segment, higher rent revenues from our leasing business segment and higher membership revenues from our resort amenities segment. The decrease in operating costs and expenses was primarily due to lower legal expenses in the real estate segment during the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to a change in estimated uncertain tax positions in the prior period. The increase in share-based compensation for the periods compared was due to stock awards for annual incentive bonuses paid to the Company’s officers and certain members of management in March 2015.

REAL ESTATE

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Operating revenues	$112	$83
Operating costs and expenses	(168)	(279)
Operating loss	$(56)	$(196)

We had no sales of real estate inventory during the three months ended March 31, 2015 and 2014. Operating revenues for the three months ended March 31, 2015 and 2014 were from real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. The decrease in operating costs and expenses during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to lower legal expenses related to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

We did not have any significant real estate development expenditures during the three months ended March 31, 2015 or 2014.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Operating revenues	$1,415	$1,312
Operating costs and expenses	(532)	(550)
Operating income	$883	$762

Average Occupancy Rates:
Kapalua Resort	83%	79%
Hali'imaile Town	89%	88%
Other West Maui	37%	38%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to higher occupancy levels for our Kapalua Resort commercial spaces.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Operating revenues	$817	$722
Operating costs and expenses	(612)	(573)
Operating income	$205	$149

Consumption (in million gallons):
Potable	38	37
Non-potable/irrigation	130	81

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The increase in operating revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in sales of non-potable water resulting from drier weather conditions in West Maui in the current period. The increase in operating costs and expenses for the periods compared were due to higher utilities costs and repair and maintenance of our non-potable irrigation water system reservoirs in West Maui.

RESORT AMENITIES

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Operating revenues	$450	$352
Operating costs and expenses	(213)	(281)
Operating income	$237	$71

Kapalua Club Members	496	495

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The increase in operating revenues during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in annual membership dues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had outstanding borrowings under three credit facilities totaling $50.8 million and cash on hand of $1.0 million as of March 31, 2015. We had $3.1 million of available credit under our First Hawaiian Bank credit facility as of March 31, 2015.

Revolving Line of Credit with Wells Fargo

We have a $30.8 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

Term Loan with American AgCredit

We have a term loan with an outstanding principal balance of $19.5 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collateral as security for the loan.

Interest on the loan balance is at the greater of 8.00% or LIBOR plus 7.75%. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. The amount of interest paid increases by 0.75% if the loan balance has not been reduced below $15.0 million by November 1, 2015 and increases by an additional 0.75% if the loan balance has not been reduced below $12.5 million by April 1, 2016. Interest on the loan balance decreases by 1.00% if the loan balance is reduced below $15.0 million, an additional 1.25% if the loan balance is reduced below $10.0 million, and an additional 1.25% if the loan balance is reduced below $5.0 million. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of certain real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 60% to 75% of the net proceeds from the sale of non-collateralized real property. The Company has agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

We have a $3.5 million revolving line of credit with First Hawaiian Bank that matures on June 5, 2015. Interest on borrowings is at the Bank’s Prime Rate and the line of credit is collateralized by an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $2 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility. We are currently negotiating an extension of the maturity date of the line of credit to August 1, 2016.

As of March 31, 2015, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first three months of 2015, net cash provided by our operating activities was $0.2 million compared to $1.3 million of net cash used in our operating activities for the first three months of 2014. The increase in net cash provided by operating activities was primarily due to the reduction in costs associated with defending various claims and legal actions pending against the Company.

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. Proceeds from the sale of any of our real estate assets will be used principally to repay our outstanding indebtedness.

With the funding of our pension plans from the sale of Lipoa Point in October 2014, we do not expect to be required to make minimum contributions to our pension plans in 2015. Our current development activities are limited to planning, permitting and other efforts to secure and maintain project entitlements and we do not have any significant development or capital expenditures planned at this time.

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 5. OTHER INFORMATION

On April 27, 2015, Ryan Churchill informed the Company that he will be resigning from his position as President of the Company, effective May 31, 2015, to pursue other business interests.

Item 6. EXHIBITS

10.1	Fourth Amendment Agreement dated April 24, 2015, entered into by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

April 29, 2015	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Amendment Agreement dated April 24, 2015, entered into by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.