Form 10-Q
period 2015-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2015-08-07
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, no par value	18,905,967 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash	$237	$415
Accounts receivable, less allowance of $241 and $194 for doubtful accounts	1,765	1,272
Prepaid expenses and other current assets	110	170
Total current assets	2,112	1,857

PROPERTY	69,911	75,401
Accumulated depreciation	(36,056)	(39,335)

Net property	33,855	36,066

OTHER ASSETS
Deferred development costs	9,332	9,347
Assets held for sale	1,302	147
Other noncurrent assets	1,713	1,854

Total other assets	12,347	11,348

TOTAL ASSETS	$48,314	$49,271

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$-	$2,533
Accounts payable	814	968
Payroll and employee benefits	233	270
Current portion of accrued retirement benefits	364	391
Income taxes payable	378	566
Deferred revenue	633	222
Accrued interest	364	352
Other current liabilities	574	546
Total current liabilities	3,360	5,848

LONG-TERM LIABILITIES
Long-term debt	50,776	47,643
Accrued retirement benefits	6,584	6,893
Deposits	2,684	2,683
Deferred revenue	914	1,011
Other noncurrent liabilities	233	375
Total long-term liabilities	61,191	58,605

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,853,780 and 18,785,055 shares issued and outstanding	77,547	77,105
Additional paid in capital	9,246	9,246
Accumulated deficit	(77,878)	(75,959)
Accumulated other comprehensive loss	(25,152)	(25,574)
Total stockholders' deficiency	(16,237)	(15,182)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$48,314	$49,271

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$-	$2,300
Commissions	211	153
Leasing	1,422	1,409
Utilities	807	829
Resort amenities and other	325	318
Total operating revenues	2,765	5,009

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	-	835
Other	248	333
Leasing	611	586
Utilities	582	572
Resort amenities and other	265	190
General and administrative	487	543
Share-based compensation	143	153
Depreciation	555	587
Pension and other postretirement expenses	76	141
Total operating costs and expenses	2,967	3,940

OPERATING (LOSS) INCOME	(202)	1,069
Interest expense	(616)	(592)
NET (LOSS) INCOME	$(818)	$477
Pension, net of income taxes of $0	211	146
COMPREHENSIVE (LOSS) INCOME	$(607)	$623

NET (LOSS) INCOME PER COMMON SHARE--BASIC AND DILUTED	$(0.04)	$0.03

 See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$-	$2,300
Commissions	323	236
Leasing	2,837	2,721
Utilities	1,623	1,551
Resort amenities and other	776	670
Total operating revenues	5,559	7,478

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	-	835
Other	417	638
Leasing	1,149	1,136
Utilities	1,194	1,145
Resort amenities and other	479	471
General and administrative	1,069	868
Share-based compensation	692	295
Depreciation	1,113	1,171
Pension and other postretirement expenses	152	282
Total operating costs and expenses	6,265	6,841

OPERATING (LOSS) INCOME	(706)	637
Interest expense	(1,213)	(1,069)
NET LOSS	$(1,919)	$(432)
Pension, net of income taxes of $0	422	292
COMPREHENSIVE LOSS	$(1,497)	$(140)

NET (LOSS) INCOME PER COMMON SHARE--BASIC AND DILUTED	$(0.10)	$(0.02)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)
Share-based compensation	104	645	90			735
Vested restricted stock issued	12	90	(90)			-
Shares cancelled to pay tax liability	(47)	(293)				(293)
Other comprehensive income - pension					422	422
Net loss				(1,919)		(1,919)

Balance, June 30, 2015	18,854	$77,547	$9,246	$(77,878)	$(25,152)	$(16,237)

Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)
Share-based compensation	36	218	211			429
Vested restricted stock issued	35	210	(210)			-
Shares cancelled to pay tax liability	(30)	(193)				(193)
Other comprehensive income - pension					292	292
Net loss				(432)		(432)

Balance, June 30, 2014	18,778	$77,045	$9,246	$(94,026)	$(19,400)	$(27,135)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(478)	$689

INVESTING ACTIVITIES
Payments for other assets	(9)	(67)
NET CASH USED IN INVESTING ACTIVITIES	(9)	(67)

FINANCING ACTIVITIES
Proceeds from long-term debt	600	2,100
Payments of long-term debt	-	(2,324)
Debt and common stock issuance cost and other	(291)	(554)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	309	(778)

NET DECREASE IN CASH	(178)	(156)
CASH AT BEGINNING OF PERIOD	415	359
CASH AT END OF PERIOD	$237	$203

Cash paid during the period:
Interest	$1,222	$1,147
Income taxes	$200	$300

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $645,000 and $218,000 through June 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

LIQUIDITY

The Company had outstanding borrowings under three credit facilities totaling $50.8 million as of June 30, 2015. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. The Company’s credit facilities mature on August 1, 2016.

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

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2014 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2014 were reclassified to conform to the presentation for the three and six months ended June 30, 2015. Such amounts had no impact on total assets and liabilities or net income (loss) and comprehensive income (loss) previously reported.

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30 ,		June 30,
	2015	2014	2015	2014

Basic and diluted	18,846,847	18,766,909	18,820,950	18,757,273
Potentially dilutive	27,500	71,172	27,500	71,172

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

4.	PROPERTY

Property at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$5,151	$5,158
Land improvements	20,340	24,951
Buildings	32,692	33,479
Machinery and equipment	11,728	11,813
Total property	69,911	75,401
Less accumulated depreciation	(36,056)	(39,335)
Net property	$33,855	$36,066

Land

Most of the Company’s 23,000 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. Approximately 21,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the shoreline to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort’s 3,000 acres. The Company’s remaining 2,000 acres of land are located in Upcountry Maui in an area commonly known as Haliimaile and are mainly comprised of leased agricultural fields, including processing and maintenance facilities.

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

At June 30, 2015 assets held for sale consisted of a 630-acre parcel of agricultural land in Upcountry Maui; a 5-acre fully entitled, 42-unit workforce housing project located adjacent to the Kapalua Bay Golf Course; and the 26-acre Kapalua Golf Academy.

At December 31, 2014, assets held for sale consisted of a 630-acre parcel of agricultural land in Upcountry Maui.

In October 2014, the Company sold an unimproved 244-acre parcel of former agricultural land located in West Maui, commonly known as Lipoa Point, to the State of Hawaii for $19.8 million. Proceeds from the sale totaling $19.4 million were utilized to fund the Company’s pension plans.

In May 2014, the Company sold a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course for $2.3 million and recognized a gain of $1.5 million. The Company utilized $1.9 million of the proceeds to release an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store from the collateral held under the Wells Fargo credit facility and $0.4 million of the proceeds to repay its term loan with American AgCredit.

6.     LONG-TERM DEBT

Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Wells Fargo revolving line of credit, 3.83% and 3.82%, respectively	$30,843	$30,643
American AgCredit term loan, 8.00% and 5.00%, respectively	19,533	19,533
First Hawaiian Bank, revolving line of credit, 4.38%	400	-
Total	50,776	50,176
Less current portion	-	2,533
Long-term debt	$50,776	$47,643

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

AMERICAN AGCREDIT

The Company has a term loan with an outstanding principal balance of $19.5 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collateral for the loan.

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

FIRST HAWAIIAN BANK

The Company has a $3.5 million revolving line of credit with First Hawaiian Bank that matures on August 1, 2016. Interest on borrowings is at the bank’s Prime Rate and the line of credit is collateralized by an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility.

As of June 30, 2015, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $62,000 and $60,000 for the six months ended June 30, 2015 and 2014, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $692,000 and $295,000 for the six months ended June 30, 2015 and 2014, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)

Defined Benefit Pension Plans	$2,178	$2,540
Supplemental Executive Retirement Plan	4,528	4,468
Deferred Compensation Plan	242	276
Total	6,948	7,284
Less current portion	(364)	(391)
Non-current portion of accrued retirement benefits	$6,584	$6,893

The net periodic benefit costs for pension and postretirement benefits for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest cost	$691	$772	$1,382	$1,544
Expected return on plan assets	(826)	(777)	(1,652)	(1,554)
Recognized actuarial loss	211	146	422	292
Pension and other postretirement expenses	$76	$141	$152	$282

9.	INCOME TAXES

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

10.     REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. The Company’s reportable operating segments are as follows:

•

Real Estate – includes land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort.

•

Leasing – includes residential, resort, commercial, industrial and agricultural land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities – comprised of the Company’s two publicly-regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, this segment also includes management of ditch, reservoir and well systems which provide non-potable irrigation water to West and Upcountry Maui areas.

•

Resort Amenities – include the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension, and other post retirement expenses.

Reportable operating segment revenues and income (loss) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$211	$2,453	$323	$2,536
Leasing	1,422	1,409	2,837	2,721
Utilities	807	829	1,623	1,551
Resort amenities and other	325	318	776	670
Total Operating Segment Revenues	$2,765	$5,009	$5,559	$7,478
Operating Segment Income (Loss)
Real estate	$(37)	$1,285	$(94)	$1,063
Leasing	811	823	1,688	1,585
Utilities	225	257	429	406
Resort amenities and other	60	128	297	199
Total Operating Segment Income	$1,059	$2,493	$2,320	$3,253

11.	COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2015 and December 31, 2014 was $50,974,000 and $50,176,000, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements, respectively.

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

In June 2015, the Financial Accounting Standards Board issued ASU No. 2015-10, Technical Corrections and Improvements. This ASU provides clarification and simplification of the codification and does not have a significant effect on current accounting practice. This ASU will be effective for all entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

•

Leasing—Our leasing activities include residential, resort, commercial, industrial and agricultural land and property leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities—We operate two publicly-regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, we also manage ditch, reservoir and well systems which provide non-potable irrigation water to West and Upcountry Maui areas.

•

Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2015.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except share amounts)		(in thousands except share amounts)

Operating revenues	$2,765	$5,009	$5,559	$7,478
Operating costs and expenses	(1,706)	(2,516)	(3,239)	(4,225)
General and administrative	(487)	(543)	(1,069)	(868)
Share-based compensation	(143)	(153)	(692)	(295)
Depreciation	(555)	(587)	(1,113)	(1,171)
Pension and other postretirement expenses	(76)	(141)	(152)	(282)
Operating loss	(202)	1,069	(706)	637
Interest expense	(616)	(592)	(1,213)	(1,069)
Net (Loss) Income	$(818)	$477	$(1,919)	$(432)

Net (Loss) Income per Common Share	$(0.04)	$0.03	$(0.10)	$(0.02)

The decrease in net income during the three and six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course in May 2014. The increase in general and administrative expenses for the six months ended June 30, 2015 was due to a change in estimated uncertain tax positions in the prior period. The increase in share-based compensation for the periods compared was due to stock awards for annual incentive bonuses paid to the Company’s officers and certain members of management in March 2015.

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$211	$2,453	$323	$2,536
Operating costs and expenses	(248)	(1,168)	(417)	(1,473)
Operating loss (income)	$(37)	$1,285	$(94)	$1,063

The decrease in operating income for the three and six months ended June 30, 2015 compared to prior periods was primarily due to the $2.3 million sale of a 4-acre parcel and building that serves as the maintenance facility for the Kapalua Plantation Golf Course in May 2014. The sale resulted in a gain of $1.5 million.

Included in operating revenues for this segment were real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the six months ended June 30, 2015 or 2014.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$1,422	$1,409	$2,837	$2,721
Operating costs and expenses	(611)	(586)	(1,149)	(1,136)
Operating income	$811	$823	$1,688	$1,585

Average Occupancy Rates:
Kapalua Resort	85%	84%	85%	84%
Hali'imaile Town	90%	89%	90%	89%
Other West Maui	37%	38%	37%	38%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher occupancy levels for our Kapalua Resort and Hali’imaile Town commercial spaces.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$807	$829	$1,623	$1,551
Operating costs and expenses	(582)	(572)	(1,194)	(1,145)
Operating income	$225	$257	$429	$406

Consumption (in million gallons):
Potable	35	38	74	75
Non-potable/irrigation	153	162	284	243

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

The increase in operating revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an increase in sales of non-potable water resulting from drier weather conditions in West Maui in the current period. The increase in operating costs and expenses for the periods compared was due to higher utilities costs and repair and maintenance of our non-potable irrigation water system reservoirs in West Maui.

RESORT AMENITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$325	$318	$776	$670
Operating costs and expenses	(265)	(190)	(479)	(471)
Operating income	$60	$128	$297	$199

Kapalua Club Members	491	487	491	487

The increase in operating revenues during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to an increase in annual Kapalua Club membership dues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had outstanding borrowings under three credit facilities totaling $50.8 million and cash on hand of $0.2 million as of June 30, 2015. We had $3.1 million of available credit under our First Hawaiian Bank credit facility as of June 30, 2015.

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

Term Loan with American AgCredit

We have a term loan with an outstanding principal balance of $19.5 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collateral for the loan.

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

Revolving Line of Credit with First Hawaiian Bank

We have a $3.5 million revolving line of credit with First Hawaiian Bank that matures on August 1, 2016. Interest on borrowings is at the Bank’s Prime Rate and the line of credit is collateralized by an approximately 1.1 acre property and building in the Kapalua Resort, commonly known as the Honolua Store. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility.

As of June 30, 2015, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first six months of 2015, net cash used by our operating activities was $0.5 million compared to $0.7 million of net cash provided by our operating activities for the first six months of 2014. The decrease in net cash provided by operating activities was primarily due to the May 2014 sale of the maintenance facility for the Kapalua Plantation Golf Course.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 7, 2015	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.