Form 10-Q
period 2015-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2015-11-06
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, no par value	18,904,501 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$1,933	$415
Accounts receivable, less allowance of $241 and $194 for doubtful accounts	1,359	1,272
Prepaid expenses and other current assets	280	170
Assets held for sale	216	147
Total current assets	3,788	2,004

PROPERTY	69,892	75,401
Accumulated depreciation	(36,562)	(39,335)
Net property	33,330	36,066

OTHER ASSETS
Deferred development costs	9,332	9,347
Other noncurrent assets	1,734	1,854
Total other assets	11,066	11,201

TOTAL ASSETS	$48,184	$49,271

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$40,965	$2,533
Accounts payable	954	968
Payroll and employee benefits	358	270
Current portion of accrued retirement benefits	343	391
Income taxes payable	419	566
Deferred revenue	199	222
Accrued interest	539	352
Other current liabilities	813	546
Total current liabilities	44,590	5,848

LONG-TERM LIABILITIES
Long-term debt	-	47,643
Accrued retirement benefits	6,470	6,893
Deposits	2,381	2,683
Deferred revenue	854	1,011
Other noncurrent liabilities	216	375
Total long-term liabilities	9,921	58,605
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,860,774 and 18,785,055 shares issued and outstanding	77,591	77,105
Additional paid in capital	9,246	9,246
Accumulated deficit	(68,222)	(75,959)
Accumulated other comprehensive loss	(24,942)	(25,574)
Total stockholders' deficiency	(6,327)	(15,182)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$48,184	$49,271

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$12,000	$-
Commissions	54	249
Leasing	1,311	1,246
Utilities	785	924
Resort amenities and other	330	320
Total operating revenues	14,480	2,739

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	1,487	-
Other	129	355
Leasing	456	547
Utilities	579	600
Resort amenities and other	207	219
General and administrative	609	556
Share-based compensation	52	30
Depreciation	491	573
Pension and other postretirement expenses	76	10
Total operating costs and expenses	4,086	2,890

OPERATING INCOME (LOSS)	10,394	(151)

Interest expense	(731)	(598)
NET INCOME (LOSS)	$9,663	$(749)
Pension, net of income taxes of $0	210	163
COMPREHENSIVE INCOME (LOSS)	$9,873	$(586)

NET INCOME (LOSS) PER COMMON SHARE
--BASIC AND DILUTED	$0.51	$(0.04)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$12,000	$2,300
Commissions	377	485
Leasing	4,148	3,967
Utilities	2,409	2,475
Resort amenities and other	1,105	990
Total operating revenues	20,039	10,217

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	1,487	835
Other	546	993
Leasing	1,610	1,683
Utilities	1,774	1,745
Resort amenities and other	686	690
General and administrative	1,677	1,383
Share-based compensation	745	366
Depreciation	1,604	1,744
Pension and other postretirement expenses	229	292
Total operating costs and expenses	10,358	9,731

OPERATING INCOME	9,681	486
Interest expense	(1,944)	(1,667)
NET INCOME (LOSS)	$7,737	$(1,181)
Pension, net of income taxes of $0	632	455
COMPREHENSIVE INCOME (LOSS)	$8,369	$(726)

NET INCOME (LOSS) PER COMMON SHARE
--BASIC AND DILUTED	$0.41	$(0.07)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

Share-based compensation	104	645	90			735
Vested restricted stock issued	21	143	(90)			53
Shares cancelled to pay tax liability	(49)	(302)				(302)
Other comprehensive income - pension					632	632
Net income				7,737		7,737

Balance, September 30, 2015	18,861	$77,591	$9,246	$(68,222)	$(24,942)	$(6,327)

Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

Share-based compensation	36	218	241			459
Vested restricted stock issued	39	240	(240)			-
Shares cancelled to pay tax liability	(31)	(193)				(193)
Other comprehensive income - pension					455	455
Net loss				(1,181)		(1,181)

Balance, September 30, 2014	18,781	$77,075	$9,246	$(94,775)	$(19,237)	$(27,691)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(in thousands)
	$11,018	$(210)
INVESTING ACTIVITIES
Payments for other assets	2	(67)
NET CASH USED IN INVESTING ACTIVITIES	2	(67)

FINANCING ACTIVITIES
Proceeds from long-term debt	600	3,000
Payments of long-term debt	(9,811)	(2,324)
Debt and common stock issuance cost and other	(291)	(562)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,502)	114

NET INCREASE (DECREASE) IN CASH	1,518	(163)
CASH AT BEGINNING OF PERIOD	415	359
CASH AT END OF PERIOD	1,933	196

Cash paid during the period:
Interest	$1,944	$1,734
Income taxes	$59	$450

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $645,000 and $218,000 through September 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

LIQUIDITY

The Company had outstanding borrowings under three credit facilities totaling $41 million as of September 30, 2015. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. The Company’s credit facilities mature on August 1, 2016.

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

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2014 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2015 were reclassified to conform to the presentation for the three and nine months ended September 30, 2015. Such amounts had no impact on total assets and liabilities or net loss and comprehensive loss previously reported.

3.	BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30,
	2015	2014	2015	2014

Basic and diluted	18,852,479	18,778,187	18,831,499	18,764.271
Potentially dilutive	27,500	67,448	27,500	67,448

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

4.	PROPERTY

Property at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$5,133	$5,158
Land improvements	20,340	24,951
Buildings	32,692	33,479
Machinery and equipment	11,727	11,813
Total property	69,892	75,401
Less accumulated depreciation	(36,562)	(39,335)
Net property	$33,330	$36,066

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

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water systems in West Maui. The majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

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

5.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$147	$147
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	45
West Maui, 5-acre fully entitled, 42-unit workforce housing project	24
Assets held for sale	$216	$147

In September 2015, the Company sold the 25-acre Kapalua Golf Academy parcel and related facilities for $12 million. The property was sold without any development entitlements. The sale resulted in a gain of approximately $10.5 million. The Company utilized the net proceeds from the sale as follows:

•	$2.7 million to release the Kapalua Golf Academy and the adjacent 3-acre Kapalua Village Center property from the collateral held under its Wells Fargo credit facility,
•	$2.3 million prepayment toward the release of the 2-acre Merriman’s Restaurant property in the Kapalua Resort from the collateral held under its Wells Fargo credit facility,
•	$4.8 million pay down of its American AgCredit term loan, and
•	$1.8 million for operating working capital.

6.	LONG-TERM DEBT

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Wells Fargo revolving line of credit, 3.83% and 3.82%, respectively	$25,868	$30,643
American AgCredit term loan, 7.00% and 5.00%, respectively	14,697	19,533
First Hawaiian Bank revolving line of credit, 4.38%	400	-
Total	40,965	50,176
Less current portion	40,965	2,533
Long-term debt	$-	$47,643

WELLS FARGO

The Company has a $25.9 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to repay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a term loan with an outstanding principal balance of $14.7 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collaterals for the loan.

Interest on the loan balance is at the greater of 7.00% or LIBOR plus 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. The amount of interest paid increases by 0.75% if the loan balance has not been reduced below $12.5 million by April 1, 2016. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of certain real property pledged as collateral for the loan and mandatory principal repayments of 75% of the net proceeds from the sale of non-collateralized real property. The Company has agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

FIRST HAWAIIAN BANK

The Company has a $3.5 million revolving line of credit with First Hawaiian Bank that matures on August 1, 2016. Interest on borrowings is at the bank’s Prime Rate and the line of credit is collateralized by the 1-acre Honolua Store property in the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility.

As of September 30, 2015, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $94,000 and $72,000 for the nine months ended September 30, 2015 and 2014, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $745,000 and $366,000 for the nine months ended September 30, 2015 and 2014, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Defined Benefit Pension Plans	$1,997	$2,540
Supplemental Executive Retirement Plan	4,587	4,468
Deferred Compensation Plan	229	276
Total	6,813	7,284
Less current portion	(343)	(391)
Non-current portion of accrued retirement benefits	$6,470	$6,893

The net periodic benefit costs for pension and postretirement benefits for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest cost	$691	$780	$2,073	$2,324
Expected return on plan assets	(826)	(933)	(2,478)	(2,487)
Recognized actuarial loss	211	163	634	455
Pension and other postretirement expenses	$76	$10	$229	$292

9.	INCOME TAXES

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

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. The Company’s reportable operating segments are as follows:

•

Real Estate – includes land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company Ltd., a general brokerage and resales real estate company located within the Kapalua Resort.

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

Reportable operating segment revenues and income (loss) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$12,054	$249	$12,377	$2,785
Leasing	1,311	1,246	4,148	3,967
Utilities	785	924	2,409	2,475
Resort amenities and other	330	320	1,105	990
Total Operating Segment Revenues	$14,480	$2,739	$20,039	$10,217
Operating Segment Income (Loss)
Real estate	$10,438	$(106)	$10,344	$957
Leasing	855	699	2,538	2,284
Utilities	206	324	635	730
Resort amenities and other	123	101	419	300
Total Operating Segment Income	$11,622	$1,018	$13,936	$4,271

11.	COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s results of operations.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2015 and December 31, 2014 was $41 million and $50.2 million, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements, respectively.

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

In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, Revenue from Contracts with Customers. This ASU defers the effective date of the guidance in ASU 2014-09 by one year. As such, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-15, Interest- Imputation of Interest. This ASU follows ASU No. 2015-03, which was released in April 2015. This ASU served to amend ASU 2015-03 by adding guidance on the presentation and subsequent measurement of debt issuance costs associated with Line-of-Credit arrangements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2015.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 compared to Three and Nine Months Ended September 30, 2014

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(000's except per share amounts)		(000's except per share amounts)

Operating revenues	$14,480	$2,739	$20,039	$10,217
Operating costs and expenses	(2,858)	(1,721)	(6,103)	(5,946)
General and administrative	(609)	(556)	(1,677)	(1,383)
Share-based compensation	(52)	(30)	(745)	(366)
Depreciation	(491)	(573)	(1,604)	(1,744)
Pension and other postretirement expenses	(76)	(10)	(229)	(292)
Operating income (loss)	10,394	(151)	9,681	486
Interest expense	(731)	(598)	(1,944)	(1,667)
Net income (loss)	$9,663	$(749)	$7,737	$(1,181)

Net income (loss) per common share	$0.51	$(0.04)	$0.41	$(0.07)

The increase in net income for the three and nine months ended September 30, 2015 was primarily due to the $12.0 million sale of the Kapalua Golf Academy in September 2015. In May 2014, we sold the 4-acre Kapalua Plantation Golf Course Maintenance Facility for $2.3 million. The increase in general and administrative expenses for the nine months ended September 30, 2015 was due to a change in estimated uncertain tax positions in the prior period. The increase in share-based compensation for the periods compared was due to stock awards for annual incentive bonuses paid to the Company’s officers and certain members of management in March 2015.

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$12,054	$249	$12,377	$2,785
Operating costs and expenses	(1,616)	(355)	(2,033)	(1,828)
Operating income (loss)	$10,438	$(106)	$10,344	$957

The increase in operating revenues and operating income for the three and nine months ended September 30, 2015 compared to prior periods was primarily due to the $12 million sale of the Kapalua Golf Academy in September 2015.

Included in operating revenues for this segment were real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the nine months ended September 30, 2015 or 2014.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$1,311	$1,246	$4,148	$3,967
Operating costs and expenses	(456)	(547)	(1,610)	(1,683)
Operating income	$855	$699	$2,538	$2,284

Average Occupancy Rates:
Kapalua Resort	94%	84%	94%	84%
Hali'imaile Town	89%	88%	89%	88%
Other West Maui	37%	40%	37%	40%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues and operating income during the three and nine months ended September 30, 2015 compared to prior periods was primarily due to higher occupancy levels for our Kapalua Resort and Hali’imaile Town commercial spaces.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$785	$924	$2,409	$2,475
Operating costs and expenses	(579)	(600)	(1,774)	(1,745)
Operating income	$206	$324	$635	$730

Consumption (in million gallons):
Potable	38	40	112	115
Non-potable/irrigation	160	210	434	453

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to a decrease in sales of non-potable water resulting from wetter weather conditions in West Maui in the current period. The increase in operating costs and expenses for the periods compared was due to higher County of Maui utilities costs and repair and maintenance of our non-potable/ irrigation water system reservoirs in West Maui.

RESORT AMENITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Operating revenues	$330	$320	$1,105	$990
Operating costs and expenses	(207)	(219)	(686)	(690)
Operating income	$123	$101	$419	$300

Kapalua Club Members	491	490	491	490

The increase in operating revenues during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to an increase in annual Kapalua Club membership dues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had outstanding borrowings under three credit facilities totaling $41 million and cash on hand of $1.9 million as of September 30, 2015. We had $3.1 million of available credit under our First Hawaiian Bank credit facility as of September 30, 2015.

Revolving Line of Credit with Wells Fargo

We have a $25.9 million revolving line of credit with Wells Fargo that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 880 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to repay the outstanding balance of the revolving line of credit on the maturity date.

Term Loan with American AgCredit

We have a term loan with an outstanding principal balance of $14.7 million with American AgCredit that matures on August 1, 2016. On April 24, 2015, the term loan agreement was amended to eliminate previously required principal reduction payments, modify interest rates and payments, and provide additional collaterals for the loan.

Interest on the loan balance is at the greater of 7.00% or LIBOR plus 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. The amount of interest paid increases by 0.75% if the loan balance has not been reduced below $12.5 million by April 1, 2016. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of certain real property pledged as collateral for the loan and mandatory principal repayments of 75% of the net proceeds from the sale of non-collateralized real property. The Company has agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

We have a $3.5 million revolving line of credit with First Hawaiian Bank that matures on August 1, 2016. Interest on borrowings is at the Bank’s Prime Rate and the line of credit is collateralized by the 1-acre Honolua Store property in the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility.

As of September 30, 2015, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first nine months of 2015, net cash provided by our operating activities was $11 million as compared to $0.2 million of net cash used by our operating activities for the first nine months of 2014. The increase in net cash provided by operating activities was primarily due to the aforementioned September 2015 sale of the Kapalua Golf Academy.

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

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions or the occurrence of natural disasters;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plans;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our expectation, absent the sale of some of our real estate holdings or refinancing, that we do not expect to be able to repay any significant amount of our debt;

•	our ability to raise capital through the sale of certain real estate assets; and

•	availability of capital on terms favorable to us, or at all.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 6, 2015	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.