Form 10-K
period 2015-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2016-02-26
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Hawaii	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

200 Village Road
Lahaina, Maui, Hawaii 96761
(Address of principal executive offices) (Zip Code)

(808) 877-3351
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without Par Value	NYSE
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$37,674,599 (Aggregate market value common stock held by non-affiliates at June 30, 2015)	18,903,035 (Number of shares of common stock outstanding at February 1, 2016)

Portions of registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders (Part III of Form 10-K) (Documents incorporated by reference)

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

Forward Looking Statements

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

We own approximately 23,000 acres of land on Maui and develop, sell, and manage residential, resort, commercial, and industrial real estate through the following business segments:

•

Real Estate—Our real estate operations consist of land planning and entitlement, development, and sales activities. This segment also includes the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located within the Kapalua Resort.

•

Leasing—Our leasing operations include residential, resort, commercial, industrial and agricultural land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities—We own two publicly-regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, we also own a network of several major non-potable water systems in West and Upcountry Maui.

•

Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Additional information and operating results pertaining to the above business segments can be found under the heading “Description of Business” in this Item 1 and in Note 9 to our financial statements set forth in Item 8 of this annual report.

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings as of December 31, 2015:

	West Maui	Upcountry Maui	Total
Fully entitled urban	1,200	-	1,200
Agricultural zoned	10,800	2,000	12,800
Conservation/watershed	9,000	-	9,000
	21,000	2,000	23,000

Real Estate Planning and Entitlements – Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlements is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including, among other things, construction of infrastructure improvements, payment of impact fees – for conditions such as schools, public parks and traffic mitigation – restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government in an effort to obtain necessary entitlements consistent with the needs of the community.

We have approximately 1,500 acres of land in Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2015:

Location	Number of Acres	Zoned for Planned Use	Anticipated Completion Dates			Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2019	-	2039	$7.0	$500	-	$1,000

Pulelehua	300	Yes	2019	-	2024	$0.6	$300	-	$500

Hali’imaile Town	300	No	2029	-	2034	$0.1	$100	-	$200

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

•

Pulelehua: This project is designed to be a new working-class community in West Maui. It encompasses 304 acres and is currently planned to include 882 single and multi-family residences, 95,000 square feet of commercial and retail spaces, an elementary school, churches and a community center. State and County land use entitlements have been secured for this project.

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

Projected development costs are expected to be financed by debt financing, private investment, through joint ventures with other development or construction companies, or a combination of these methods.

Real Estate Sales – Our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provides general brokerage services for properties in the Kapalua Resort and surrounding areas.

Revenues from our Real Estate segment totaled $12.5 million, or approximately 55% of our total operating revenues for the year ended December 31, 2015.

The price and market for luxury and other real estate in Maui are highly cyclical and influenced significantly by interest rates, the general real estate markets in the mainland United States and specifically the West Coast, the popularity of Hawaii as a vacation destination and second-home market, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. Our Real Estate segment faces substantial competition from other land owners and developers on the island of Maui, as well as in other parts of Hawaii and the mainland United States.

Leasing

Our Leasing segment operations include residential, resort, agricultural, commercial, and industrial land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

Commercial and Industrial Leases – We are the owner and lessor of approximately 270,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2015:

	Total Square Footage	Average Occupancy Percentage	Lease Expiration Dates
Kapalua Resort	99,153	86%	2016	-	2028
Other West Maui	46,185	37%	2016	-	2034
Upcountry Maui	122,795	90%	2016	-	2029

Agricultural Leases – We are the lessor of 1,900 acres of diversified agriculture land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – We currently have licensing agreements for the use of our registered Kapalua trademarks and trade names with several different companies, mainly in conjunction with our agricultural, commercial and industrial leases.

Stewardship and Conservation – We manage the conservation of a 9,000-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii, the County of Maui and other organizations.

Revenues from our Leasing segment totaled $5.5 million, or approximately 24% of our total operating revenues for the year ended December 31, 2015.

Our Leasing segment operations are highly sensitive to economic conditions including tourism and consumer spending levels. Our Leasing segment operations also face substantial competition from other property owners in Maui and Hawaii.

Utilities

Our Utilities segment includes the operations of our two Hawaii Public Utilities Commission-regulated subsidiaries, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. In addition, our Utilities segment includes the operations of several major non-potable irrigation water systems in West and Upcountry Maui.

Kapalua Water Company, Ltd. provides potable and non-potable water utility services to the Kapalua Resort, including its golf courses, hotels, residential subdivisions, commercial properties, and landscaped common areas.

Kapalua Waste Treatment Company, Ltd. provides sewage collection and transmission services for the Kapalua Resort. Waste water treatment is processed by the County of Maui’s facility in neighboring Lahaina, Maui.

Non-Potable Irrigation Water Systems – We own and operate several non-potable wells, irrigation ditches, reservoirs and transmission systems serving the Kapalua Resort, the County of Maui, and agricultural users in West and Upcountry Maui.

Revenues from our Utilities segment totaled $3.3 million, or approximately 15% of our total operating revenues for the year ended December 31, 2015.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Our water and sewage system infrastructure requires periodic and ongoing maintenance, which in some cases can involve significant capital expenditures. Due to the regulated nature surrounding water sources and transmission infrastructure on Maui, our Utilities segment does not face any substantial competition.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $1.4 million, or approximately 6% of our total operating revenues for the year ended December 31, 2015.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2015, we had 17 full-time employees, none of whom are members of a collective bargaining group.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk to our business as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit markets, energy costs, negative financial news, reduced consumer confidence, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

In addition, in the event that current equity or credit market conditions deteriorate, or if our expenses increase unexpectedly, it may become necessary for us to raise additional capital in the form of a debt or equity financing, or a combination of the two. A downturn in industry, market or economic conditions could make debt or equity financing more difficult, more costly, and, in the case of an equity financing, more dilutive to our existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our ability to execute our current business strategy, as well as our financial performance and stock price.

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

We had outstanding borrowings under two credit facilities totaling $40.6 million as of December 31, 2015. We have pledged a significant portion of our real estate holdings as security for borrowings under our credit facilities, limiting our ability to borrow additional funds. Both credit facilities mature on August 1, 2016.

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

Our credit facilities require that a portion of the proceeds received from the sale of any real estate assets be repaid toward our loans. The amount of proceeds paid to our lenders reduces the net sale proceeds available for our operating working capital purposes.

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

In 2015, the low and high share prices of our common stock ranged from $4.75 to $7.64. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

The average daily trading volume in our common stock for the year ended December 31, 2015 was approximately 7,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2015:

Acres
West Maui	21,000
Upcountry Maui	2,000
Total	23,000

Our West Maui landholdings are comprised of several, largely contiguous parcels that extend from the sea to the top of the second largest mountain on Maui, at an elevation of approximately 5,700 feet. It includes approximately 900 acres within the 3,000-acre Kapalua Resort and our 300-acre Pulelehua project. The remaining lands are mainly former pineapple fields, gulches, undeveloped coastal and forest areas, and our 9,000-acre conservation watershed preserve.

Our Upcountry Maui landholdings are situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation.

We have pledged a significant portion of our real estate holdings as security for borrowings under our credit facilities.

We own our corporate office located in the Kapalua Resort. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used. Additional information regarding our real estate properties can be found under the heading “Business” in Item 1 of this annual report.

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

Our common stock is traded on the NYSE under the symbol “MLP.” We did not declare any dividends in 2015 and 2014. Our ability to declare dividends is restricted by the terms of our credit agreements. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of December 31, 2015, there were 276 shareholders of record of our common stock.

The following chart reflects high and low sales prices during each of the quarters in 2015 and 2014:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	High	$7.64	$6.20	$5.70	$6.41
	Low	5.80	5.08	4.75	5.08

2014	High	$6.70	$9.41	$7.70	$6.45
	Low	5.35	6.46	4.68	5.13

We did not repurchase any shares of common stock during the fiscal year ended December 31, 2015.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report.

Item 6.	SELECTED FINANCIAL DATA

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2015 and 2014

CONSOLIDATED

	Year Ended December 31,
	2015	2014
	(in thousands except share amounts)

Operating revenues	$22,786	$33,264
Operating costs and expenses	(7,908)	(8,338)
General and administrative	(2,181)	(1,974)
Share-based compensation	(955)	(355)
Depreciation	(2,115)	(2,301)
Pension and other postretirement expense	(295)	(391)
Operating Income	9,332	19,905
Interest Expense	(2,519)	(2,270)
Net Income	$6,813	$17,635

Net Income per Common Share	$0.36	$0.94

REAL ESTATE

	Year Ended December 31,
	2015	2014
	(in thousands)

Operating revenues	$12,501	$23,304
Operating costs and expenses	(2,515)	(2,562)
Operating income	$9,986	$20,742

In September 2015, we sold the 25-acre Kapalua Golf Academy to the owner of the Kapalua Plantation and Bay Golf Courses for $12.0 million. The sale resulted in a gain of $10.2 million. Proceeds from the sale were used to pay down our bank loans and provide working capital.

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

Included in other operating revenues for our real estate segment are real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. Commission revenue totaled $0.5 million and $0.6 million for 2015 and 2014, respectively. Higher Real Estate segment operating costs and expenses in 2014 were primarily related to the settlement of issues surrounding our former Ritz-Carlton Club and Residences, Kapalua Bay project.

We did not have any significant real estate development expenditures in 2015 or 2014.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Year Ended December 31,
	2015	2014
	(in thousands)

Operating Revenues	$5,546	$5,404
Operating Costs and Expenses	(2,208)	(2,501)
Operating Income	$3,288	$2,903

Average Occupancy Rates:
Kapalua Resort	86%	83%
Hali'imaile Town	90%	89%
Other West Maui	37%	37%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues in 2015 was primarily due to new tenant leases for our Kapalua Resort commercial spaces and West Maui lands. Lower operating costs and expenses in 2015 were primarily attributable to cost control initiatives and additional grant subsidies for our watershed stewardship and conservation efforts.

In January 2014, our Honolua Store tenant completed a $5.0 million renovation of the interior and exterior of the store. Other West Maui leasable properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2015	2014
	(in thousands)

Operating Revenues	$3,335	$3,310
Operating Costs and Expenses	(2,260)	(2,375)
Operating Income	$1,075	$935

Consumption (in million gallons):
Potable	148	151
Non-potable/irrigation	551	598

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a third-party water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. We did not incur any significant capital or maintenance expenditures related to our Utilities segment infrastructure in 2015 or 2014.

RESORT AMENITIES

	Year Ended December 31,
	2015	2014
	(in thousands)

Operating Revenues	$1,404	$1,246
Operating Costs and Expenses	(925)	(900)
Operating Income	$479	$346

Kapalua Club Members	506	492

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and pays contracted fees to provide access for its members to the spa, beach club and other resort amenities. The increase in operating revenues during 2015 was due to an increase in membership.

Interest Expense

Interest expense was $2.5 million for 2015 compared to $2.3 million for 2014. Our average interest rates on borrowings was 5.16% for 2015, compared to 4.4% for 2014, and average borrowings were $47.4 million in 2015 compared to $49.7 million in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.1 million and $3.5 million of available credit under our First Hawaiian Bank revolving line of credit facility as of December 31, 2015.

We had a total of $40.6 million of borrowings outstanding under the following credit facilities as of December 31, 2015:

Revolving Line of Credit with Wells Fargo

We have a $25.9 million revolving line of credit with Wells Fargo Bank, National Association that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 850 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of our real estate holdings or refinancing, we do not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date. At December 31, 2015, we had $25.9 million of borrowings outstanding under this credit facility.

Term Loan with American AgCredit

We have a term loan with an outstanding principal balance of $14.7 million with American AgCredit, FLCA that matures on August 1, 2016. Interest on the loan is based on the greater of 7.00% or the 30-day LIBOR rate plus an applicable spread of 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. If the loan balance is not reduced below $12.5 million by April 1, 2016, the amount of interest paid increases to the greater of 5.50% or LIBOR plus 5.25%. The loan is collateralized by approximately 3,700 acres of our real estate holdings in West Maui and Upcountry Maui and a pledge of our 100% equity interests in the Kapalua Water Company, Ltd., and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 75% of the net proceeds from the sale of non-collateralized real property. We have agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

Revolving Line of Credit with First Hawaiian Bank

We have a $3.5 million revolving line of credit with First Hawaiian Bank that matures on August 1, 2016. Interest on borrowings is at the bank’s Prime Rate and the line of credit is collateralized by the 1-acre Honolua Store property in the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the revolving facility. At December 31, 2015, we had no amounts outstanding under this credit facility.

As of December 31, 2015, we believe we were in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

Net cash flow provided by our operating activities totaled $10.6 million for the year ended December 31, 2015. This included $11.6 million of proceeds from the sale of the Kapalua Golf Academy in September 2015.

During 2015, we paid down our Wells Fargo and American AgCredit loans by $4.8 million each. We borrowed and repaid $0.6 million under our First Hawaiian Bank credit facility. We made a total of $2.0 million and deferred $0.5 million of interest payments on our credit facilities.

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. Proceeds from the sale of any of our real estate assets will be used principally to repay our outstanding indebtedness.

With the funding of our pension plans from the sale of Lipoa Point in 2014, we do not expect to be required to make minimum contributions to our pension plans in 2016. Our current development activities are limited to planning, permitting and other efforts to secure and maintain project entitlements and we do not have any significant development or capital expenditures planned at this time.

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $9.3 million at December 31, 2015. Based on our future development plans for the Kapalua Resort and other properties such as Pulelehua, and Hali`imaile Town, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

•

Determining pension expense and obligations for our two defined benefit pension plans utilizes actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized to value the pension obligation. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plans is contained in Note 6 to our financial statements set forth in Item 8 of this annual report.

•

Stock-based compensation expense is calculated based on assumptions as to the expected life of the options, price volatility, risk-free interest rate and expected forfeitures. While management believes that the assumptions made are appropriate, current and future compensation expense could vary based on the assumptions used.

•

Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. A detailed discussion of our income taxes is contained in Note 8 to our financial statements set forth in Item 8 of this annual report.

•

Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of legal counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 11 to our financial statements set forth in Item 8 of this annual report.

IMPACT OF INFLATION AND CHANGING PRICES

Most of the land we own was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current cost.

OFF-BALANCE SHEET ARRANGMENTS

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ACCUITY LLP

Honolulu, Hawaii

February 26, 2016

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$1,087	$415
Accounts receivable, less allowance of $319 and $194 for doubtful accounts	1,528	1,272
Prepaid expenses and other assets	208	170
Assets held for sale	262	-
Total Current Assets	3,085	1,857
PROPERTY
Land	5,133	5,158
Land improvements	19,687	24,951
Buildings	32,589	33,479
Machinery and equipment	11,717	11,813
Total property	69,126	75,401
Less accumulated depreciation	36,608	39,335
Net Property	32,518	36,066
OTHER ASSETS
Deferred development costs	9,310	9,347
Other noncurrent assets	1,686	2,001
Total Other Assets	10,996	11,348
TOTAL ASSETS	$46,599	$49,271
LIABILITIES & STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$40,565	$2,533
Accounts payable	675	968
Payroll and employee benefits	396	270
Current portion of accrued retirement benefits	378	391
Income taxes payable	473	566
Accrued interest	645	352
Other current liabilities	727	884
Total Current Liabilities	43,859	5,964
LONG-TERM LIABILITIES
Long-term debt	-	47,643
Accrued retirement benefits	10,252	6,893
Deposits	2,400	2,395
Deferred revenue	811	1,183
Other noncurrent liabilities	216	375
Total Long-Term Liabilities	13,679	58,489
COMMITMENTS & CONTINGENCIES (Note 11)
STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized; 18,867,768 and 18,785,055 shares issued and outstanding	77,628	77,105
Additional paid in capital	9,246	9,246
Accumulated deficit	(69,146)	(75,959)
Accumulated other comprehensive loss	(28,667)	(25,574)
Total Stockholders' Deficiency	(10,939)	(15,182)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$46,599	$49,271

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Sales	$12,000	$22,687
Commissions	501	617
Leasing	5,546	5,404
Utilities	3,335	3,310
Resort amenities and other	1,404	1,246
Total Operating Revenues	22,786	33,264

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	1,759	1,294
Other	756	1,268
Leasing	2,208	2,501
Utilities	2,260	2,375
Resort amenities and other	925	900
General and administrative	2,181	1,974
Share-based compensation	955	355
Depreciation	2,115	2,301
Pension and other post-retirement expenses	295	391
Total Operating Costs and Expenses	13,454	13,359

OPERATING INCOME	9,332	19,905
Interest expense	(2,519)	(2,270)
NET INCOME	6,813	17,635
Pension, net of income taxes of $0	(3,093)	(5,882)
COMPREHENSIVE INCOME	$3,720	$11,753

NET INCOME PER COMMON SHARE
--BASIC AND DILUTED	$0.36	$0.94

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2015 and 2014

(in thousands)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2014	18,737	$76,810	$9,245	$(93,594)	$(19,692)	$(27,231)

Share-based compensation expense			271			271
Issuance of shares for incentive plan	36	218				218
Vested restricted stock issued	42	270	(270)			-
Shares cancelled to pay tax liability	(30)	(193)				(193)
Other comprehensive loss-pension (Note 6)					(5,882)	(5,882)
Net income				17,635		17,635
Balance, December 31, 2014	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

Share-based compensation expense			187			187
Issuance of shares for incentive plan	104	645				645
Vested restricted stock issued	29	187	(187)			-
Shares cancelled to pay tax liability	(50)	(309)				(309)
Other comprehensive loss-pension (Note 6)					(3,093)	(3,093)
Net income				6,813		6,813
Balance, December 31, 2015	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

 See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Cash receipts from operations, net	2,863	2,092
Cash receipts from real estate sales, net	11,618	21,679
Cash paid for defined benefit pension plans contributions	-	(20,168)
Cash paid for payroll and taxes	(1,701)	(1,259)
Cash paid for interest	(2,000)	(2,204)
Cash paid for income taxes	(159)	(600)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,621	(460)

INVESTING ACTIVITIES
Purchases of property	-	(31)
Proceeds from disposals of property	52	-
Payments for other assets	(9)	(67)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43	(98)

FINANCING ACTIVITIES
Proceeds from long-term debt	600	3,500
Payments of long-term debt	(10,211)	(2,324)
Debt and common stock issuance costs and other	(381)	(562)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,992)	614

NET INCREASE IN CASH	672	56
CASH AT BEGINNING OF YEAR	415	359
CASH AT END OF YEAR	$1,087	$415

SUPPLEMENTAL INFORMATION:

Net income	$6,813	$17,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,308	2,514
Share based compensation	187	271
Gain on property disposals	1,324	811
Changes in operating assets and liabilities:
Accounts receivable	(256)	(69)
Change in retirement liabilities	253	(19,908)
Trade accounts payable	(293)	4
Income taxes payable	(93)	(855)
Other operating assets and liabilities	378	(863)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,621	$(460)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Amounts included in trade accounts payable for additions to property and other investments totaled $0 and $35,000 at December 31, 2015 and 2014, respectively.

•	Common stock issued to certain members of the Company’s management totaled $645,000 and $218,000 at December 31, 2015 and 2014, respectively.

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LIQUIDITY

The Company had outstanding borrowings under two credit facilities totaling $40.6 million as of December 31, 2015. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. Both credit facilities mature on August 1, 2016.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. There were no impairment charges recorded in 2015 or 2014.

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

REVENUE RECOGNITION

Real estate revenues are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured and risks of ownership have passed to the buyer. Sales of real estate assets that were not used in operations are considered operating revenue.

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

INCOME TAXES

The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (Note 8).

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

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expenses in its consolidated statement of operations and such amounts are included in income taxes payable on the Company’s consolidated balance sheets.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of shares of common stock, as compensation expense over the service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

USE OF ESTIMATES AND RECLASSIFICATIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates. Certain amounts in the December 31, 2014 consolidated statements of operations and comprehensive income were reclassified to conform to the December 31, 2015 presentation. Such amounts had no impact on net income and comprehensive income previously reported.

Certain amounts in the December 31, 2014 consolidated statement of cash flows were reclassified to conform to the December 31, 2015 direct method presentation. Such amounts had no impact on the net increase in cash and cash balances.

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

In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, Revenue from Contracts with Customers. This ASU defers the effective date of the guidance in ASU 2014-09 by one year. As such, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No. 2014-09 on its financial statements.

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

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes from current and noncurrent amounts to amounts being classified as noncurrent. This amendment applies to all entities that present a classified statement of financial position. This ASU will be effective for financial statements issued for annual periods beginning after December 15, 2016 for all public business entities. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

	Year Ended December 31,
	2015	2014

Basic and diluted	18,839,206	18,768,693
Potentially dilutive	20,997	63,724

2.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

At December 31, 2015 and 2014 assets held for sale consisted of the following:

	December 31,	December 31,
	2015	2014
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$147	$147
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	45	-
West Maui, 5-acre fully entitled, 42-unit workforce housing project	70	-
Assets held for sale	$262	$147

In September 2015, the Company sold the 25-acre Kapalua Golf Academy parcel and related facilities for $12.0 million. The property was sold without any development entitlements. The sale resulted in a gain of approximately $10.2 million. The Company utilized the net proceeds from the sale as follows:

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

In May 2014, the Company sold the Kapalua Plantation Golf Course maintenance facility for $2.3 million. The sale resulted in a gain of $1.5 million. The Company utilized $1.9 million of the sale proceeds to release the Honolua Store from the collateral held under its Wells Fargo credit facility and $0.4 million of the proceeds to repay its term loan with American AgCredit.

3.	PROPERTY

Land

Most of the Company’s 23,000 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. Approximately 21,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort’s 3,000 acres. The Company’s remaining 2,000 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including processing and maintenance facilities.

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

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and Hali’imaile which are used in the Company’s leasing operations. The majority of the buildings were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations. Also included are machinery and equipment used in the Company’s utilities operations.

4.	LONG-TERM DEBT

Long-term debt at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Wells Fargo revolving loans, 4.00% and 3.82%, respectively	$25,868	$30,643
American AgCredit term loan, 7.00% and 5.00%, respectively	14,697	19,533
Total	40,565	50,176
Less current portion	40,565	2,533
Long-term debt	$-	$47,643

WELLS FARGO

The Company has a $25.9 million revolving line of credit with Wells Fargo Bank, National Association that matures on August 1, 2016. Interest on borrowings is at LIBOR plus 3.65% and the line of credit is collateralized by approximately 850 acres of the Company’s real estate holdings at the Kapalua Resort. The line of credit agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million, and a limitation on new indebtedness. The credit agreement includes predetermined release prices for the real property securing the credit facility. There are no commitment fees on the unused portion of the revolving facility. Absent the sale of some of its real estate holdings or refinancing, the Company does not expect to be able to pay the outstanding balance of the revolving line of credit on the maturity date.

AMERICAN AGCREDIT

The Company has a term loan with an outstanding principal balance of $14.7 million with American AgCredit, FLCA that matures on August 1, 2016. Interest on the loan is based on the greater of 7.00% or the 30-day LIBOR rate plus an applicable spread of 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 4.00% or LIBOR plus 3.75%, with the remaining amount deferred until the maturity date. If the loan balance is not reduced below $12.5 million by April 1, 2016, the amount of interest paid increases to the greater of 5.50% or LIBOR plus 5.25%. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd., and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments based on predetermined percentages of 75% of the net proceeds from the sale of non-collateralized real property. The Company has agreed to provide by May 1, 2016: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

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

As of December 31, 2015, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

5.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2034. These operating leases generally provide for minimum rents and, in some cases, licensing fees and percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2015	2014
	(in thousands)
Minimum rentals	$3,161	$2,711
Percentage rentals	862	790
Licensing fees	405	637
Other (primarily common area recoveries)	1,118	1,266
	$5,546	$5,404

Property at December 31, 2015 and 2014 includes leased property of $38.9 million and $45.1 million, respectively (before accumulated depreciation of $18.5 million and $21.7 million, respectively).

Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2016	$2,498
2017	2,397
2018	1,974
2019	1,870
2020	1,701
Thereafter	7,637

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Defined Benefit Pension Plans	$6,264	$2,540
Supplemental Executive Retirement Plan	4,154	4,468
Deferred Compensation Plan	212	276
Total	10,630	7,284
Less current portion	(378)	(391)
Non-current portion of accrued retirement benefits	$10,252	$6,893

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

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2015 and 2014, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$71,349	$66,091
Interest cost	2,753	3,093
Actuarial (gain) loss	(2,783)	6,577
Benefits paid	(4,467)	(4,412)
Benefit obligations at end of year	66,852	71,349

Change in plan assets:
Fair value of plan assets at beginning of year	64,341	45,178
Actual return on plan assets	(3,463)	3,404
Employer reimbursement for retirement benefits	(271)	-
Employer contributions	294	20,171
Benefits paid	(4,467)	(4,412)
Fair value of plan assets at end of year	56,434	64,341

Funded status	$(10,418)	$(7,008)

Accumulated benefit obligations	$66,852	$71,349

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.30%	-	4.44%	3.96%	-	4.07%
Expected long-term return on plan assets		7%			5.32%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $28.7 million and $25.6 million at December 31, 2015 and 2014, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2016, $1.0 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2015	2014
	(in thousands)
Pension and other benefits:
Interest cost	$2,753	$3,093
Expected return on plan assets	(3,306)	(3,316)
Recognized net actuarial loss	843	604
Pension expense	$290	$381

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss	$3,986	$6,486
Recognized loss	(893)	(604)
Total recognized loss in comprehensive income	$3,093	$5,882

Weighted average assumptions used to determine net periodic benefit cost:	2015			2014
Pension benefits:
Discount rate	3.96%	-	4.07%	4.68%	-	4.92%
Expected long-term return on plan assets		5.32%			7.00%
Rate of compensation increase		n/a			n/a

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

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category, were as follows:

	2015 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$8,120	$8,120
AHGT pooled fixed income funds	-	46,069	46,069
Cash management funds	-	2,245	2,245
	$-	$56,434	$56,434

	2014 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$9,884	$9,884
AHGT pooled fixed income funds	-	51,483	51,483
Cash management funds	-	2,974	2,974
	$-	$64,341	$64,341

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

Estimated future benefit payments are as follows (in thousands):

	2016		$4,618
	2017		4,564
	2018		4,519
	2019		4,522
	2020		4,544
2021	-	2025	22,039

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

Upon the closing of the Lipoa Point sale, the $19.8 million sale price, less closing costs of approximately $400,000, was transferred to the trustee of the Company’s pension plans and the mortgage on the property held by the PBGC was released. With the funding of the Company’s pension plans from the Lipoa Point sale, the Company does not expect to be required to make minimum contributions to its pension plans in 2016. Required minimum contributions totaled $0 and $2.8 million for 2015 and 2014, respectively.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $125,000 and $102,000 for 2015 and 2014, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $955,000 and $355,000 for 2015 and 2014, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Federal income tax expense (benefit) at statutory rate	$2,385	$6,172
Adjusted for:
Valuation allowance	(2,390)	(6,170)
Permanent differences and other	5	(2)
Income tax benefit - continuing operations	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Net operating loss and tax credit carryforwards	$46,395	$50,361
Joint venture and other investments	183	238
Accrued retirement benefits	4,765	2,550
Property net book value	3,275	2,715
Deferred revenue	1,101	1,160
Stock compensation	22	154
Reserves and other	460	447
Total deferred tax assets	56,201	57,625
Valuation allowance	(56,201)	(57,625)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive income, which is not included in the current provision. The Company had $105.7 million in federal net operating loss carry forwards at December 31, 2015, that expire from 2028 through 2033.The Company had $121.3 million in state net operating loss carry forwards at December 31, 2015, that expire from 2028 through 2033.

9.	SEGMENT INFORMATION

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Condensed financial information for each of the Company’s reportable segments for the years ended December 31, 2015 and 2014 were as follows:

	Real Estate	Leasing	Utilities	Resort Amenities	Other (2)	Consolidated
2015
Operating revenues (1)	$12,501	$5,546	$3,335	$1,263	$141	$22,786
Operating costs and expenses	(2,515)	(2,208)	(2,260)	(872)	(53)	(7,908)
Depreciation expense	-	(1,646)	(397)	-	(72)	(2,115)
General and administrative and other expenses	(819)	(619)	(256)	(380)	(1,357)	(3,431)
Operating income (loss)	9,167	1,073	422	11	(1,341)	9,332
Interest expense						(2,519)
Income from continuing operations						$6,813

Capital expenditures (3)	20	-	-	-	-	$20
Assets (4)	12,104	27,060	4,003	1,309	2,123	$46,599

	Real Estate	Leasing	Utilities	Resort Amenities	Other (2)	Consolidated
2014
Operating revenues (1)	$23,304	$5,404	$3,310	$1,214	$32	$33,264
Operating costs and expenses	(2,562)	(2,501)	(2,375)	(854)	(46)	(8,338)
Depreciation expense	-	(1,807)	(410)	-	(84)	(2,301)
General and administrative and other expenses	(655)	(450)	(189)	(282)	(1,144)	(2,720)
Operating income (loss)	20,137	646	336	28	(1,242)	19,905
Interest expense						(2,270)
Income from continuing operations						$17,635

Capital expenditures (3)	268	-	-	-	-	$268
Assets (4)	11,625	30,529	4,194	1,256	1,667	$49,271

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. Intersegment revenues were insignificant.
(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, and pension and other post-retirement expenses.
(3)	Primarily includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

10.	RESERVES

Allowance for doubtful accounts for 2015 and 2014 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
(in thousands)
Allowance for Doubtful Accounts
2015	$194	$125	$-	$319
2014	$163	$31	$-	$194

11.	COMMITMENTS AND CONTINGENCIES

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2015 and 2014 was $40,565,000 and $50,176,000, respectively, which approximated fair value. The fair value of debt has been classified as level 2 measurements, respectively. See Note 6 for the classification of the fair value of pension assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

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

The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015, is incorporated herein by reference.

Executive Officers

The names, ages and certain biographical information about our executive officers, as of February 1, 2016, are provided below.

Warren H. Haruki (63)

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

Tim T. Esaki (53)

Mr. Esaki has served as Chief Financial Officer of the Company since May 2010. Mr. Esaki was appointed as the Deputy Director of the Department of Public Works for the County of Hawaii from 2009 to April 2010. From 2003 to 2009, he was Senior Vice President of Finance and Accounting for 1250 Oceanside Partners, the developer and operator of a 1,500-acre, master-planned, residential golf and country club community in Kona, Hawaii. Mr. Esaki was an Audit Senior Manager at Ernst & Young LLP, where he worked from 1986 to 1999.

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

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015, is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2015, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	37,500	$7.48	433,528

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015, is incorporated herein by reference.

Item14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2015, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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

10.23

Fourth Amendment to Loan Agreement entered into April 24, 2015, by and among Maui Land & Pineapple Company, Inc. and American AgCredit, FLCA. (filed as Exhibit 10.1 to Form 10-Q filed April 29, 2015 and incorporated herein by reference).

10.24

Settlement Agreement and Release of All Claims (Board of Water Supply of the County of Maui vs. Shell Oil Company, et al.) (filed as Exhibit 10.5(i) to Form 10-K for the year ended December 31, 1999 (SEC File No. 001-06510), filed March 24, 2000 and incorporated herein by reference).

21.*	Subsidiaries of Maui Land & Pineapple Company, Inc.
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 27, 2016.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	This document is being “filed” herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/Warren H. Haruki	Date February 26, 2016
Warren H. Haruki, Chairman of the Board
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date February 26, 2016
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date February 26, 2016
Anthony P. Takitani, Director

By	/s/ Duncan MacNaughton	Date February 26, 2016
Duncan MacNaughton, Director

By	/s/ Arthur C. Tokin	Date February 26, 2016
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date February 26, 2016
Tim T. Esaki, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Mika Miyamoto	Date February 26, 2016
Mika Miyamoto, Controller
(Principal Accounting Officer)