Form 10-Q
period 2016-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2016-04-28
CIK 63330

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2016
Common Stock, no par value	19,003,807 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31,
	2016	2015
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$772	$1,087
Accounts receivable, less allowance of $319 and $194 for doubtful accounts	2,224	1,528
Prepaid expenses and other current assets	131	208
Assets held for sale	920	262
Total current assets	4,047	3,085

PROPERTY	69,056	69,126
Accumulated depreciation	(37,103)	(36,608)
Net property	31,953	32,518

OTHER ASSETS
Deferred development costs	8,738	9,310
Other noncurrent assets	1,622	1,686
Total other assets	10,360	10,996

TOTAL ASSETS	$46,360	$46,599

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Current portion of long-term debt	$40,565	$40,565
Accounts payable	871	675
Payroll and employee benefits	204	396
Current portion of accrued retirement benefits	378	378
Income taxes payable	443	473
Accrued interest	754	645
Other current liabilities	1,363	727
Total current liabilities	44,578	43,859

LONG-TERM LIABILITIES
Accrued retirement benefits	10,249	10,252
Deposits	2,364	2,400
Deferred revenue	768	811
Other noncurrent liabilities	125	216
Total long-term liabilities	13,506	13,679

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY
Common stock--no par value, 43,000,000 shares authorized, 18,928,927 and 18,867,768 shares issued and outstanding	77,948	77,628
Additional paid in capital	9,246	9,246
Accumulated deficit	(70,504)	(69,146)
Accumulated other comprehensive loss	(28,414)	(28,667)
Total stockholders' deficiency	(11,724)	(10,939)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$46,360	$46,599

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands except per share amounts)

OPERATING REVENUES
Real estate	$168	$112
Leasing	1,615	1,415
Utilities	847	817
Resort amenities and other	346	450
Total operating revenues	2,976	2,794

OPERATING COSTS AND EXPENSES
Real estate	300	168
Leasing	712	532
Utilities	631	612
Resort amenities and other	197	213
General and administrative	754	582
Share-based compensation	380	549
Depreciation	495	558
Pension and other postretirement expenses	284	76
Total operating costs and expenses	3,753	3,290

OPERATING LOSS	(777)	(496)
Interest expense	(581)	(597)
NET LOSS	$(1,358)	$(1,093)
Pension, net of income taxes of $0	253	211
COMPREHENSIVE LOSS	$(1,105)	$(882)

NET LOSS PER COMMON SHARE
--BASIC AND DILUTED	$(0.07)	$(0.06)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

For the Three Months Ended March 31, 2016 and 2015

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation	100	503	53			556
Vested restricted stock issued	8	53	(53)			-
Shares cancelled to pay tax liability	(47)	(236)				(236)
Other comprehensive income - pension					253	253
Net loss				(1,358)		(1,358)

Balance, March 31, 2016	18,929	$77,948	$9,246	$(70,504)	$(28,414)	$(11,724)

Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

Share-based compensation	104	645	30			675
Vested restricted stock issued	4	30	(30)			-
Shares cancelled to pay tax liability	(46)	(285)				(285)
Other comprehensive income - pension					211	211
Net loss				(1,093)		(1,093)

Balance, March 31, 2015	18,847	$77,495	$9,246	$(77,052)	$(25,363)	$(15,674)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
	$(63)	$243
INVESTING ACTIVITIES
Payments for other assets	(16)	-
NET CASH USED IN INVESTING ACTIVITIES	(16)	-

FINANCING ACTIVITIES
Proceeds from long-term debt	-	600
Debt and common stock issuance cost and other	(236)	(285)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(236)	315

NET (DECREASE) INCREASE IN CASH	(315)	558
CASH AT BEGINNING OF PERIOD	1,087	415
CASH AT END OF PERIOD	772	973

Cash paid during the period:
Interest	$420	$547
Income taxes	$30	$150

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $503,000 and $645,000 through March 31, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

LIQUIDITY

The Company had outstanding borrowings under two credit facilities totaling $40.6 million as of March 31, 2016. The Company has pledged a significant portion of its real estate holdings as security for borrowings under its credit facilities, limiting its ability to borrow additional funds. The Company’s credit facilities mature on August 1, 2016.

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

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2015 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2015 were reclassified to conform to the presentation for the three months ended March 31, 2016. Such amounts had no impact on total assets and liabilities or net loss and comprehensive loss previously reported.

3.	BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31 ,
	2016	2015

Basic and diluted	18,903,466	18,220,775
Potentially dilutive	22,604	47,500

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

4.	PROPERTY

Property at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Land	$5,063	$5,133
Land improvements	19,687	19,687
Buildings	32,589	32,589
Machinery and equipment	11,717	11,717
Total property	69,056	69,126
Less accumulated depreciation	37,103	36,608
Net property	$31,953	$32,518

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

5.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$147	$147
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	45	45
West Maui, 5-acre fully entitled, 42-unit workforce housing project	87	70
West Maui, 304-acre working-class community project	641	-
Assets held for sale	$920	$262

In March 2016, the Company entered into a contract sales agreement to sell the West Maui, 304-acre workingclass community project, commonly referred to as Pulelehua, for $15 million. The sales agreement provides the buyer with a 90-day due diligence period to inspect and investigate the property, followed by a 15-day closing period. The property is held as collateral under the Company’s American AgCredit term loan and proceeds from the sale will be applied toward retiring the loan.

6.	LONG-TERM DEBT

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Wells Fargo revolving line of credit, 4.00%	$25,868	$25,868
American AgCredit term loan, 7.00%	14,697	14,697
Total	40,565	40,565
Less current portion	40,565	40,565
Long-term debt	$-	$-

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

AMERICAN AGCREDIT

The Company has a term loan with an outstanding principal balance of $14.7 million with American AgCredit, FLCA that matures on August 1, 2016. Interest on the loan is based on the greater of 7.00% or the 30-day LIBOR rate plus 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 5.50% or LIBOR plus 5.25%, with the remaining amount deferred until the maturity date. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments of 75% of the net proceeds from the sale of non-collateralized real property. The Company has until June 15, 2016 to deliver: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

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

As of March 31, 2016, the Company believes it is in compliance with the covenants under its Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $53,000 and $30,000 for the three months ended March 31, 2016 and 2015, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $380,000 and $549,000 for the three months ended March 31, 2016 and 2015, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31	December 31,
	2016	2015
	(in thousands)

Defined Benefit Pension Plans	$6,268	$6,264
Supplemental Executive Retirement Plan	4,164	4,154
Deferred Compensation Plan	195	212
Total	10,627	10,630
Less current portion	(378)	(378)
Non-current portion of accrued retirement benefits	$10,249	$10,252

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
Interest cost	$708	$691
Expected return on plan assets	(677)	(826)
Recognized actuarial loss	253	211
Pension and other postretirement expenses	$284	$76

9.	INCOME TAXES

The Company’s effective tax rate for 2016 and 2015 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance.

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

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. The Company’s reportable operating segments are as follows:

•

Real Estate – includes land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company Ltd., a general brokerage real estate company located within the Kapalua Resort.

•

Leasing – includes residential, resort, commercial, industrial and agricultural land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities – includes the operations of the Company’s two Hawaii Public Utilities Commision-regulated subsidiaries which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, this segment also includes management of ditch, reservoir and well systems which provide non-potable irrigation water systems in West and Upcountry Maui.

•

Resort Amenities – include the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other post retirement expenses.

Reportable operating segment revenues and income (loss) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months
	Ended March 31,
	2016	2015
	(in thousands)
Operating Segment Revenues
Real estate	$168	$112
Leasing	1,615	1,415
Utilities	847	817
Resort amenities and other	346	450
Total Operating Segment Revenues	$2,976	$2,794
Operating Segment Income (Loss)
Real estate	$(132)	$(56)
Leasing	903	883
Utilities	216	205
Resort amenities and other	149	237
Total Operating Segment Income	$1,136	$1,269

11.	COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s results of operations.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2016 and December 31, 2015 was $40.6 million, which approximated fair value. The fair value of debt has been classified in the level 2 category.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases. This ASU affects the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under GAAP. This ASU will be effective for fiscal years beginning after December 15, 2018 for public entities, not-for-profit entities that have issued securities that are traded, listed or quoted on an exchange, and for employee benefit plans that file financial statements with the SEC. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, Revenue from Contracts with Customers. This ASU clarifies the implementation guidance on principal versus agent considerations. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-08 on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Compensation-Stock Compensation. This ASU simplifies the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. This ASU will be effective for annual periods beginning after December 15, 2016 for public business entities and after December 15, 2017 for all other entities. The Company is in the process of assessing the impact of ASU No. 2016-09 on its financial statements.

In April 2016, the Financial Accounting Standards Board issued ASU No. 2016-10, Revenue from Contracts with Customers. This ASU clarifies the guidance on identifying performance obligations and licensing. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-10 on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

We own approximately 23,000 acres of land on Maui and develop, sell, and manage residential, resort, agricultural, commercial, and industrial real estate through the following business segments:

•	Real Estate—Our real estate operations consist of land planning and entitlement, development, and sales.

•

Leasing—Our leasing activities include residential, resort, commercial, industrial and agricultural land and property leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities—We operate two publicly-regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, we also manage several major non-potable irrigation water systems im West and Upcountry Maui.

•

Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2016.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

CONSOLIDATED

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating revenues	$2,976	$2,794
Operating costs and expenses	(1,840)	(1,525)
General and administrative	(754)	(582)
Share-based compensation	(380)	(549)
Depreciation	(495)	(558)
Pension and other postretirement expenses	(284)	(76)
Operating loss	(777)	(496)
Interest expense	(581)	(597)
Net loss	$(1,358)	$(1,093)

Net loss per common share	$(0.07)	$(0.06)

The increase in operating revenues during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to higher commission revenues in our real estate segment, higher sales of potable and non-potable water in our utilities business segment, and higher rent revenues from our leasing business segment. The increase in operating costs and expenses was primarily due to higher legal expenses in our real estate segment and higher maintenance expenses in the leasing segment during the three months ended March 31, 2016. The increase in general and administrative expenses was primarily due to higher professional fees and other repairs and maintenance costs in the current period. The decrease in share-based compensation for the periods compared was due to lower stock awards for annual incentive awards paid to the Company’s officers and certain members of management in March 2016.

REAL ESTATE

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating revenues	$168	$112
Operating costs and expenses	(300)	(168)
Operating loss	$(132)	$(56)

We had no sales of real estate inventory during the three months ended March 31, 2016 or 2015. Operating revenues were real estate sales commissions from resales of properties in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the three months ended March 31, 2016 or 2015.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating revenues	$1,615	$1,415
Operating costs and expenses	(712)	(532)
Operating income	$903	$883

Average Occupancy Rates:
Kapalua Resort	86%	83%
Hali'imaile Town	90%	89%
Other West Maui	37%	37%

We have contracted a third-party property management company to manage our commercial leasing portfolio. The increase in operating revenues and operating income during the three months ended March 31, 2016 compared to the prior period was primarily due to higher occupancy levels for our Kapalua Resort and Hali’imaile Town commercial spaces.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating revenues	$847	$817
Operating costs and expenses	(631)	(612)
Operating income	$216	$205

Consumption (in million gallons):
Potable	41	38
Non-potable/irrigation	168	130

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The increase in operating revenues during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to an increase in sales of non-potable water resulting from drier weather conditions in West Maui in the current period. The increase in operating costs and expenses for the periods compared was due to higher County of Maui utilities costs and repair and maintenance of our non-potable/ irrigation water system reservoirs in West Maui.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating revenues	$346	$450
Operating costs and expenses	(197)	(213)
Operating income	$149	$237

Kapalua Club Members	508	496

Operating revenues for the three months ended March 31, 2015 includes a $70,000 payment for a property easement and $40,000 received for the cash surrender value of an insurance policy terminated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had outstanding borrowings under two credit facilities totaling $40.6 million and cash on hand of $0.8 million as of March 31, 2016. We had $3.5 million of available credit under our First Hawaiian Bank credit facility as of March 31, 2016.

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

Term Loan with American AgCredit

We have a term loan with an outstanding principal balance of $14.7 million with American AgCredit that matures on August 1, 2016. Interest on the loan is based on the greater of 7.00% or the 30-day LIBOR rate plus 6.75%. Interest on the loan balance decreases by 1.25% if the loan balance is reduced below $10 million and an additional 1.25% if the loan balance is reduced below $5 million. Interest is paid monthly at the greater of 5.50% or LIBOR plus 5.25%, with the remaining amount deferred until the maturity date. The loan is collateralized by approximately 3,700 acres of the Company’s real estate holdings in West Maui and Upcountry Maui and a pledge of the Company’s 100% equity interests in the Kapalua Water Company, Ltd. and the Kapalua Waste Treatment Company, Ltd.

The loan agreement contains various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a required minimum liquidity (as defined) of $3 million, maximum total liabilities of $175 million and a limitation on new indebtedness. It also requires mandatory principal repayments of 100% of the net proceeds of the sale of any real property pledged as collateral for the loan and mandatory principal repayments of 75% of the net proceeds from the sale of non-collateralized real property. The Company has until June 15, 2016 to deliver: (a) a refinancing loan commitment, (b) escrowed real estate sales contracts, (c) a filed registration statement for an equity offering, or a combination thereof, in an amount sufficient to repay the outstanding balance of the term loan on the maturity date.

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

As of March 31, 2016, we believe we are in compliance with the covenants under our Wells Fargo, American AgCredit and First Hawaiian Bank credit facilities.

Cash Flows

During the first three months of 2016, net cash used in our operating activities was $0.1 million as compared to $0.2 million of net cash provided by our operating activities for the first three months of 2015.

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. Proceeds from the sale of any of our real estate assets will be used principally to repay our outstanding indebtedness.

We presently do not expect to be required to make minimum contributions to our pension plans in 2016. Our current development activities are limited to planning, permitting and other efforts to secure and maintain project entitlements and we do not have any significant development or capital expenditures planned at this time.

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

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions or the occurrence of natural disasters;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plans;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our expectation, absent the sale of some of our real estate holdings or refinancing, that we do not expect to be able to repay any significant amount of our debt;

•	our ability to raise capital through the sale of certain real estate assets; and

•	availability of capital on terms favorable to us, or at all.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

April 28 ,2016	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.