Form 10-Q
period 2016-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2016-08-11
CIK 63330

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, no par value	19,025,319 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash	$742	$1,087
Accounts receivable, less allowance of $319 and $194 for doubtful accounts	2,130	1,528
Prepaid expenses and other current assets	36	208
Assets held for sale	-	262
Total current assets	2,908	3,085

PROPERTY	69,056	69,126
Accumulated depreciation	(37,596)	(36,608)
Net property	31,460	32,518

OTHER ASSETS
Deferred development costs	8,833	9,310
Assets held for sale	286	-
Other noncurrent assets	1,591	1,686
Total other assets	10,710	10,996

TOTAL ASSETS	$45,078	$46,599

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$-	$40,565
Accounts payable	930	675
Payroll and employee benefits	350	396
Current portion of accrued retirement benefits	378	378
Income taxes payable	443	473
Accrued interest	88	645
Other current liabilities	1,128	727
Total current liabilities	3,317	43,859

LONG-TERM LIABILITIES
Long-term debt	26,368	-
Accrued retirement benefits	10,246	10,252
Deposits	2,431	2,400
Deferred revenue	660	811
Other noncurrent liabilities	123	216
Total long-term liabilities	39,828	13,679

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock--no par value, 43,000,000 shares authorized, 18,935,576 and 18,867,768 shares issued and outstanding	77,986	77,628
Additional paid in capital	9,246	9,246
Accumulated deficit	(57,139)	(69,146)
Accumulated other comprehensive loss	(28,160)	(28,667)
Total stockholders' equity (deficiency)	1,933	(10,939)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$45,078	$46,599

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Sales	$15,000	$-
Commissions	498	211
Leasing	1,277	1,422
Utilities	878	807
Resort amenities and other	324	325
Total operating revenues	17,977	2,765

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	747	-
Other	609	248
Leasing	545	611
Utilities	589	582
Resort amenities and other	270	265
General and administrative	410	487
Share-based compensation	181	143
Depreciation	493	555
Pension and other postretirement expenses	284	76
Total operating costs and expenses	4,128	2,967

OPERATING INCOME (LOSS)	13,849	(202)
Interest expense	(445)	(616)
NET INCOME (LOSS)	$13,404	$(818)
Pension, net of income taxes of $0	253	211
COMPREHENSIVE INCOME (LOSS)	$13,657	$(607)

NET INCOME (LOSS) PER COMMON SHARE
--BASIC AND DILUTED	$0.71	$(0.04)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Sales	$15,000	$-
Commissions	666	323
Leasing	2,892	2,837
Utilities	1,726	1,623
Resort amenities and other	670	776
Total operating revenues	20,954	5,559

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	747	-
Other	910	417
Leasing	1,258	1,149
Utilities	1,220	1,194
Resort amenities and other	506	479
General and administrative	1,165	1,069
Share-based compensation	560	692
Depreciation	988	1,113
Pension and other postretirement expenses	567	152
Total operating costs and expenses	7,921	6,265

OPERATING INCOME (LOSS)	13,033	(706)
Interest expense	(1,026)	(1,213)
NET INCOME (LOSS)	$12,007	$(1,919)
Pension, net of income taxes of $0	507	422
COMPREHENSIVE INCOME (LOSS)	$12,514	$(1,497)

NET INCOME (LOSS) PER COMMON SHARE
--BASIC	$0.64	$(0.10)
--DILUTED	$0.63	$(0.10)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Six Months Ended June 30, 2016 and 2015

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation	99	503	119			622
Vested restricted stock issued	19	119	(119)			-
Shares cancelled to pay tax liability	(50)	(264)				(264)
Other comprehensive income - pension					507	507
Net income				12,007		12,007

Balance, June 30, 2016	18,936	$77,986	$9,246	$(57,139)	$(28,160)	$1,933

Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)
Share-based compensation	104	645	90			735
Vested restricted stock issued	12	90	(90)			-
Shares cancelled to pay tax liability	(47)	(293)				(293)
Other comprehensive income - pension					422	422
Net loss				(1,919)		(1,919)

Balance, June 30, 2015	18,854	$77,547	$9,246	$(77,878)	$(25,152)	$(16,237)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$14,140	$(478)

INVESTING ACTIVITIES
Payments for other assets	(24)	(9)
NET CASH USED IN INVESTING ACTIVITIES	(24)	(9)

FINANCING ACTIVITIES
Proceeds from long-term debt	500	600
Payments of long-term debt	(14,697)	-
Debt and common stock issuance cost and other	(264)	(291)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,461)	309

NET DECREASE IN CASH	(345)	(178)
CASH AT BEGINNING OF PERIOD	1,087	415
CASH AT END OF PERIOD	742	237

Cash paid during the period:
Interest	$1,474	$1,222
Income taxes	$30	$200

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $503,000 and $645,000 through June 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

LIQUIDITY

On August 5, 2016, the Company refinanced its $26.4 million of outstanding bank loans under a $27.0 million revolving credit facility with First Hawaiian Bank (the “Credit Facility”). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. The Company has pledged a significant portion of its real estate holdings as security for borrowings under the Credit Facility, limiting its ability to borrow additional funds.

The Credit Facility includes covenants requiring among other things, an initial minimum liquidity (as defined) of $0.5 million, a maximum of $45 million in total liabilities, and a limitation on new indebtedness. If the Company is unable to meet its covenants, borrowings under the Credit Facility may become immediately due, and it would not have sufficient liquidity to repay such outstanding borrowings.

Net proceeds from the sale of any real estate assets pledged as security under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount, limiting the available drawing capacity for future working capital purposes.

The Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2015 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2015 were reclassified to conform to the current period’s presentation. Such amounts had no impact on total assets and liabilities or net loss and comprehensive loss previously reported.

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2016	2015	2016	2015

Basic and diluted	18,928,999	18,846,847	18,903,643	18,820,950
Potentially dilutive	26,873	27,500	26,873	27,500

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

4.	PROPERTY

Property at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Land	$5,063	$5,133
Land improvements	19,687	19,687
Buildings	32,589	32,589
Machinery and equipment	11,717	11,717
Total property	69,056	69,126
Less accumulated depreciation	37,596	36,608
Net property	$31,460	$32,518

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$147	$147
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	45	45
West Maui, 5-acre fully entitled, 42-unit workforce housing project	94	70
Assets held for sale	$286	$262

In June 2016, the Company sold a fully-entitled 304-acre working-class community project located in West Maui, commonly referred to as Pulelehua, for $15 million. The sale resulted in a gain of approximately $14.3 million. The Company utilized the proceeds from the sale to payoff its American AgCredit term loan.

6.     LONG-TERM DEBT

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Wells Fargo revolving line of credit, 4.00%	$25,868	$25,868
First Hawaiian Bank, revolving line of credit, 4.38%	500	-
American AgCredit term loan, 7.00%	-	14,697
Total	26,368	40,565
Less current portion	-	40,565
Long-term debt	$26,368	$-

On August 5, 2016, the Company refinanced its $26.4 million of outstanding bank loans under a $27.0 million revolving credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.75%, until such time as the Company obtains regulatory approval for the pledging of the stock of one of its utility subsidiaries, upon which interest decreases to LIBOR plus 3.50%.

The Credit Facility is secured by a significant portion of the Company’s real estate holdings, including approximately 850 acres within the Kapalua Resort and approximately 1,065 acres in Haliimaile. Net proceeds from the sale of any real estate assets pledged as security under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include an initial minimum liquidity (as defined) of $0.5 million beginning December 31, 2016, a maximum of $45 million in total liabilities, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the Credit Facility.

The Company believes it is in compliance with the covenants under the Credit Facility.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $77,000 and $62,000 for the six months ended June 30, 2016 and 2015, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $560,000 and $692,000 for the six months ended June 30, 2016 and 2015, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)

Defined Benefit Pension Plans	$6,271	$6,264
Supplemental Executive Retirement Plan	4,173	4,154
Deferred Compensation Plan	180	212
Total	10,624	10,630
Less current portion	(378)	(378)
Non-current portion of accrued retirement benefits	$10,246	$10,252

The net periodic benefit costs for pension and postretirement benefits for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest cost	$708	$691	$1,415	$1,382
Expected return on plan assets	(677)	(826)	(1,355)	(1,652)
Recognized actuarial loss	253	211	507	422
Pension and other postretirement expenses	$284	$76	$567	$152

9.	INCOME TAXES

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

•

Utilities – includes the operations of the Company’s two Hawaii Public Utilities Commission-regulated subsidiaries which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, this segment also includes management of ditch, reservoir and well systems which provide non-potable irrigation water systems in West and Upcountry Maui.

•

Resort Amenities – include the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Reportable operating segment revenues and income (loss) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$15,498	$211	$15,666	$323
Leasing	1,277	1,422	2,892	2,837
Utilities	878	807	1,726	1,623
Resort amenities and other	324	325	670	776
Total Operating Segment Revenues	$17,977	$2,765	$20,954	$5,559
Operating Segment Income (Loss)
Real estate	$14,142	$(37)	$14,009	$(94)
Leasing	732	811	1,634	1,688
Utilities	289	225	506	429
Resort amenities and other	54	60	164	297
Total Operating Segment Income	$15,217	$1,059	$16,313	$2,320

11.	COMMITMENTS AND CONTINGENCIES

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2016 and December 31, 2015 was $26.4 million and $40.6 million, respectively, which approximated fair value. The fair value of debt has been classified in the level 2 category.

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

In May 2016, the Financial Accounting Standards Board issued ASU No. 2016-12, Revenue from Contracts with Customers. This ASU aims to reduce the potential for diversity in practice at initial application and to reduce the cost and complexity of applying the guidance both at transition and on an ongoing basis. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-12 on its financial statements.

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. This ASU will be effective for fiscal years beginning after December 15, 2019 for public business entities that are SEC filers. For all other public business entities, the update is effective for fiscal years beginning after December 15, 2020. The Company is in the process of assessing the impact of ASU No. 2016-13 on its financial statements.

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

•

Utilities—We operate two publicly-regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, we also manage several major non-potable irrigation water systems in West and Upcountry Maui.

•

Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2016.

There are no accounting pronouncements or interpretations that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Operating revenues	$17,977	$2,765	$20,954	$5,559
Operating costs and expenses	(2,760)	(1,706)	(4,641)	(3,239)
General and administrative	(410)	(487)	(1,165)	(1,069)
Share-based compensation	(181)	(143)	(560)	(692)
Depreciation	(493)	(555)	(988)	(1,113)
Pension and other postretirement expenses	(284)	(76)	(567)	(152)
Operating income (loss)	13,849	(202)	13,033	(706)
Interest expense	(445)	(616)	(1,026)	(1,213)
Net income (loss)	$13,404	$(818)	$12,007	$(1,919)

Net income (loss) per common share	$0.71	$(0.04)	$0.64	$(0.10)

The increase in net income during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily attributable to the sale in June 2016 of a fully-entitled 304-acre working-class community project located in West Maui, commonly referred to as Pulelehua, for $15 million. The sale resulted in a gain of approximately $14.3 million with proceeds from the sale being used to payoff our American AgCredit term loan. The increase in share-based compensation for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was due to higher share-based compensation accruals for our officers and certain members of management, which is based on a 3-year average payout.

REAL ESTATE

	Three Months Ended March 31,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Operating revenues	$15,498	$211	$15,666	$323
Operating costs and expenses	(1,356)	(248)	(1,657)	(417)
Operating income (loss)	$14,142	$(37)	$14,009	$(94)

Included in our real estate operating revenues were sales commissions primarily from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the six months ended June 30, 2016 or 2015.

Real estate sales and development are cyclical and depend on a number of factors, many of which are beyond our control. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended June 31,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Operating revenues	$1,277	$1,422	$2,892	$2,837
Operating costs and expenses	(545)	(611)	(1,258)	(1,149)
Operating income	$732	$811	$1,634	$1,688

Average Occupancy Rates:
Kapalua Resort	86%	85%	86%	85%
Hali'imaile Town	90%	90%	90%	90%
Other West Maui	37%	37%	37%	37%

The decrease in operating income during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was attributable to lower rental activity in certain of our non-commercial properties.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Operating revenues	$878	$807	$1,726	$1,623
Operating costs and expenses	(589)	(582)	(1,220)	(1,194)
Operating income	$289	$225	$506	$429

Consumption (in million gallons):
Potable	33	35	74	74
Non-potable/irrigation	146	153	314	284

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The increase in operating revenues during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, was primarily due to higher rates charged in 2016 compared to the prior year. We also experienced an increase in sales of non-potable water for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulting from drier weather conditions in West Maui in the current period.

RESORT AMENITIES AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Operating revenues	$324	$325	$670	$776
Operating costs and expenses	(270)	(265)	(506)	(479)
Operating income	$54	$60	$164	$297

Kapalua Club Members	508	491	508	491

The decrease in the operating revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, was due to a non-recurring $70,000 payment to secure a property easement and $40,000 of cash received for the surrender value of an insurance policy in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On August 5, 2016, we refinanced our $26.4 million of outstanding bank loans under a $27.0 million revolving credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. We have pledged a significant portion of our real estate holdings as security for borrowings under the Credit Facility, limiting our ability to borrow additional funds.

The Credit Facility includes covenants requiring among other things, an initial minimum liquidity (as defined) of $0.5 million, a maximum of $45 million in total liabilities, and a limitation on new indebtedness. If we are unable to meet our covenants, borrowings under the Credit Facility may become immediately due, and we would not have sufficient liquidity to repay such outstanding borrowings.

Net proceeds from the sale of any real estate assets pledged as security under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount, limiting the available drawing capacity for future working capital purposes.

We believe we are in compliance with the covenants under our Credit Facility.

Cash Flows

During the first six months of 2016, net cash provided by our operating activities was $14.1 million as compared to $0.5 million of net cash used in our operating activities for the first six months of 2015.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. EXHIBITS

10.1	Credit Agreement by and between First Hawaiian Bank and Maui Land & Pineapple Company, Inc. entered into as of August 5, 2016

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 11, 2016	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement by and between First Hawaiian Bank and Maui Land & Pineapple Company, Inc. entered into as of August 5, 2016 (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.