Form 10-Q
period 2016-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2016-11-03
CIK 63330

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, no par value	19,021,014 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$448	$1,087
Accounts receivable, less allowance of $92 and $194 for doubtful accounts	1,669	1,528
Prepaid expenses and other current assets	192	208
Total current assets	2,309	2,823

PROPERTY	69,031	69,126
Accumulated depreciation	(37,888)	(36,608)

Net property	31,143	32,518

OTHER ASSETS
Deferred development costs	8,773	9,310
Assets held for sale	212	262
Other noncurrent assets	2,206	1,686

Total other assets	11,191	11,258

TOTAL ASSETS	$44,643	$46,599

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Current portion of long-term debt	$-	$40,565
Accounts payable	363	675
Payroll and employee benefits	426	396
Current portion of accrued retirement benefits	989	378
Income taxes payable	443	473
Accrued interest	84	645
Other current liabilities	910	727
Total current liabilities	3,215	43,859

LONG-TERM LIABILITIES
Long-term debt	24,500	-
Accrued retirement benefits	8,427	10,252
Deposits	2,425	2,400
Deferred revenue	681	811
Other noncurrent liabilities	59	216
Total long-term liabilities	36,092	13,679

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock--no par value, 43,000,000 shares authorized, 18,940,963 and 18,867,768 shares issued and outstanding	78,025	77,628
Additional paid in capital	9,246	9,246
Accumulated deficit	(54,749)	(69,146)
Accumulated other comprehensive loss	(27,186)	(28,667)
Total stockholders' equity (deficiency)	5,336	(10,939)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$44,643	$46,599

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$3,000	$12,000
Commissions	210	54
Leasing	1,680	1,311
Utilities	813	785
Resort amenities and other	359	330
Total operating revenues	6,062	14,480

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	225	1,487
Other	217	129
Leasing	1,120	456
Utilities	689	579
Resort amenities and other	167	207
General and administrative	648	609
Share-based compensation	67	52
Depreciation	498	491
Pension and other postretirement expenses	(257)	76
Total operating costs and expenses	3,374	4,086

OPERATING INCOME	2,688	10,394
Interest expense	(213)	(731)
NET INCOME	$2,475	$9,663
Pension, net of income taxes of $0	974	210
COMPREHENSIVE INCOME	$3,449	$9,873

NET INCOME PER COMMON SHARE--BASIC AND DILUTED	$0.13	$0.51

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$18,000	$12,000
Commissions	876	377
Leasing	4,572	4,148
Utilities	2,539	2,409
Resort amenities and other	1,030	1,105
Total operating revenues	27,017	20,039

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	972	1,487
Other	1,126	546
Leasing	2,377	1,610
Utilities	1,909	1,774
Resort amenities and other	673	686
General and administrative	1,698	1,677
Share-based compensation	741	745
Depreciation	1,486	1,604
Pension and other postretirement expenses	311	229
Total operating costs and expenses	11,293	10,358

OPERATING INCOME	15,724	9,681
Interest expense	(1,327)	(1,944)
NET INCOME	$14,397	$7,737
Pension, net of income taxes of $0	1,481	632
COMPREHENSIVE INCOME	$15,878	$8,369

NET INCOME PER COMMON SHARE--BASIC AND DILUTED	$0.76	$0.41

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Nine Months Ended September 30, 2016 and 2015

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)
Share-based compensation	99	504	186			690
Vested restricted stock issued	29	186	(186)			-
Shares cancelled to pay tax liability	(55)	(293)				(293)
Other comprehensive income - pension					1,481	1,481
Net income				14,397		14,397

Balance, September 30, 2016	18,941	$78,025	$9,246	$(54,749)	$(27,186)	$5,336

Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)
Share-based compensation	104	645	90			735
Vested restricted stock issued	21	143	(90)			53
Shares cancelled to pay tax liability	(49)	(302)				(302)
Other comprehensive income - pension					632	632
Net income				7,737		7,737

Balance, September 30, 2015	18,861	$77,591	$9,246	$(68,222)	$(24,942)	$(6,327)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,974	$11,018

INVESTING ACTIVITIES
Purchases of property and equipment	(193)	-
(Payments) receipts for other assets	(63)	2
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(256)	2

FINANCING ACTIVITIES
Proceeds from long-term debt	27,500	600
Payments of long-term debt	(43,565)	(9,811)
Debt and common stock issuance cost and other	(292)	(291)
NET CASH USED IN FINANCING ACTIVITIES	(16,357)	(9,502)

NET (DECREASE) INCREASE IN CASH	(639)	1,518
CASH AT BEGINNING OF PERIOD	1,087	415
CASH AT END OF PERIOD	$448	$1,933

Cash paid during the period:
Interest	$1,327	$1,944
Income taxes	$30	$59

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $504,000 and $645,000 through September 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

The Credit Facility includes covenants requiring among other things, an initial minimum liquidity (as defined) of $0.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. If the Company is unable to meet its covenants, borrowings under the Credit Facility may become immediately due, and it would not have sufficient liquidity to repay such outstanding borrowings.

Net proceeds from the sale of any real estate assets pledged as collateral under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount, limiting the available drawing capacity for future working capital purposes.

The Company continues to undertake efforts to generate cash flow by employing its real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2015 condensed consolidated balance sheet and condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2015 were reclassified to conform to the current period’s presentation. Such amounts had no impact on total assets and liabilities or net income and comprehensive income previously reported.

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted	18,914,307	18,852,479	18,935,635	18,831,499
Potentially dilutive	25,281	27,500	25,281	27,500

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

4.     PROPERTY

Property at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Land	$5,063	$5,133
Land improvements	19,667	19,687
Buildings	32,589	32,589
Machinery and equipment	11,712	11,717
Total property	69,031	69,126
Less accumulated depreciation	37,888	36,608
Net property	$31,143	$32,518

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$147
West Maui, 5-acre fully entitled, 42-unit workforce housing project	-	70
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	45
Assets held for sale	$212	$262

In August 2016, the Company sold a five-acre, fully-entitled 42-unit workforce housing project located in West Maui for $3.0 million. As part of the transaction, the buyer also agreed to provide to the Company 12 residential workforce housing credits by August 2021. The sale resulted in a gain of approximately $2.8 million. The Company utilized the proceeds from the sale to pay down its First Hawaiian Bank credit facility.

In June 2016, the Company sold a 304-acre, fully-entitled working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. The Company utilized the proceeds from the sale to payoff its American AgCredit term loan.

In September 2015, the Company sold the 25-acre Kapalua Golf Academy parcel and related facilities for $12.0 million. The property was sold without any development entitlements. The sale resulted in a gain of approximately $10.5 million. The Company utilized the majority of the proceeds from the sale to pay down its American AgCredit term loan and Wells Fargo credit facility.

6.     LONG-TERM DEBT

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
First Hawaiian Bank revolving line of credit, 4.38%	$24,500	$-
Wells Fargo revolving line of credit, 4.00%	-	25,868
American AgCredit term loan, 7.00%	-	14,697
Total	24,500	40,565
Less current portion	-	40,565
Long-term debt	$24,500	$-

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

The Credit Facility is secured by a significant portion of the Company’s real estate holdings, including approximately 850 acres within the Kapalua Resort and approximately 1,065 acres in Haliimaile. Net proceeds from the sale of any real estate assets pledged as collateral under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include an initial minimum liquidity (as defined) of $0.5 million beginning December 31, 2016, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. There are no commitment fees on the unused portion of the Credit Facility.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $123,000 and $94,000 for the nine months ended September 30, 2016 and 2015, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $741,000 and $745,000 for the nine months ended September 30, 2016 and 2015, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)

Defined benefit pension plans	$6,274	$6,264
Non-qualified retirement plans	3,142	4,366
Total	9,416	10,630
Less current portion	(989)	(378)
Non-current portion of accrued retirement benefits	$8,427	$10,252

The net periodic benefit costs for pension and postretirement benefits for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest cost	$803	$692	$2,182	$2,075
Expected return on plan assets	(659)	(826)	(1,977)	(2,478)
Amortization of net loss	253	210	760	632
Recognized gain due to settlements	(654)	-	(654)	-
Pension and other postretirement expenses	$(257)	$76	$311	$229

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss	$253	$210	$760	$632
Recognized actuarial loss due to settlement	721	-	721	-
Total recognized loss in comprehensive income	$974	$210	$1,481	$632

Included in pension and other postretirement expenses and loss in comprehensive income for the three and nine months ended September 30, 2016 are adjustments of approximately $0.7 million resulting from a one-time payment settlement with certain participants of our non-qualified retirement plans, which was paid in October 2016.

9.     INCOME TAXES

The Company’s effective tax rate for 2016 and 2015 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest accrued related to unrecognized tax benefits is recognized as interest expense and penalties are recognized in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income; and such amounts are included in income taxes payable on the Company’s condensed consolidated balance sheets.

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$3,210	$12,054	$18,876	$12,377
Leasing	1,680	1,311	4,572	4,148
Utilities	813	785	2,539	2,409
Resort amenities and other	359	330	1,030	1,105
Total Operating Segment Revenues	$6,062	$14,480	$27,017	$20,039
Operating Segment Income (Loss)
Real estate	$2,768	$10,438	$16,778	$10,344
Leasing	560	855	2,195	2,538
Utilities	124	206	630	635
Resort amenities and other	192	123	357	419
Total Operating Segment Income	$3,644	$11,622	$19,960	$13,936

11.	COMMITMENTS AND CONTINGENCIES

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2016 and December 31, 2015 was $24.5 million and $40.6 million, respectively, which approximated fair value. The fair value of debt has been classified in the level 2 category.

13.     NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases. This ASU affects the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under GAAP. This ASU will be effective for fiscal years beginning after December 15, 2018 for public entities, not-for-profit entities that have issued securities that are traded, listed or quoted on an exchange, and for employee benefit plans that file financial statements with the SEC. The Company is in the process of assessing the impact of ASU No. 2016-02 on its financial statements.

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

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows. This ASU aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU will be effective for public business entities for fiscal years beginning after December 15, 2017 and will be effective for fiscal years beginning after December 15, 2018 for all other entities. The Company is in the process of assessing the impact of ASU No. 2016-15 on its financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2016.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating revenues	$6,062	$14,480	$27,017	$20,039
Operating costs and expenses	(2,418)	(2,858)	(7,057)	(6,103)
General and administrative	(648)	(609)	(1,698)	(1,677)
Share-based compensation	(67)	(52)	(741)	(745)
Depreciation	(498)	(491)	(1,486)	(1,604)
Pension and other postretirement expenses	257	(76)	(311)	(229)
Operating income	2,688	10,394	15,724	9,681
Interest expense	(213)	(731)	(1,327)	(1,944)
Net income	$2,475	$9,663	$14,397	$7,737

Net income per common share	$0.13	$0.51	$0.76	$0.41

Net income for the three and nine months ended September 30, 2016 and 2015 resulted primarily from sales of real estate assets, the proceeds from which were used to reduce our bank debt. Included in pension and other postretirement expenses for the three and nine months ended September 30, 2016 is a reduction of approximately $0.7 million resulting from a one-time payment settlement with certain participants of our non-qualified retirement plans, which was paid in October 2016.

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating revenues	$3,210	$12,054	$18,876	$12,377
Operating costs and expenses	(442)	(1,616)	(2,098)	(2,033)
Operating income	$2,768	$10,438	$16,778	$10,344

In August 2016, we sold a five-acre, fully-entitled 42-unit workforce housing project located in West Maui for $3.0 million. As part of the transaction, the buyer also agreed to provide us with 12 residential workforce housing credits by August 2021. The sale resulted in a gain of approximately $2.8 million. Proceeds from the sale were used to pay down our First Hawaiian Bank credit facility.

In June 2016, we sold a 304-acre, fully entitled working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. Proceeds from the sale were used to payoff our American AgCredit term loan. In September 2015, we sold the 25-acre Kapalua Golf Academy parcel and related facilities for $12.0 million. The property was sold without any development entitlements. The sale resulted in a gain of approximately $10.5 million. The majority of the proceeds from the sale were used to pay down our American AgCredit term loan and Wells Fargo credit facility.

Also included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the nine months ended September 30, 2016 or 2015.

Real estate sales and development are cyclical and depend on a number of factors, many of which are beyond our control. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating revenues	$1,680	$1,311	$4,572	$4,148
Operating costs and expenses	(1,120)	(456)	(2,377)	(1,610)
Operating income	$560	$855	$2,195	$2,538

Average occupancy rates:
Kapalua Resort	86%	94%	86%	94%
Other West Maui	37%	37%	37%	37%
Upcountry Maui	90%	89%	90%	89%

The decrease in operating income during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to the write-off of approximately $0.5 million of lease rent from an agricultural land and property tenant in Upcountry Maui.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating revenues	$813	$785	$2,539	$2,409
Operating costs and expenses	(689)	(579)	(1,909)	(1,774)
Operating income	$124	$206	$630	$635

Consumption (in million gallons):
Potable	35	38	109	112
Non-potable/irrigation	165	160	480	434

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The increase in operating revenues during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to the increase in consumption of non-potable water. The decrease in operating income for the three months ended September 30, 2016 compared to the prior period was primarily due to higher repair and maintenance costs during the quarter.

RESORT AMENITIES AND OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Operating revenues	$359	$330	$1,030	$1,105
Operating costs and expenses	(167)	(207)	(673)	(686)
Operating income	$192	$123	$357	$419

Kapalua Club members	509	491	509	491

Dues collected from our Kapalua Club members are utilized principally to pay for access and other privileges to amenities operated by outside third parties in the Kapalua Resort.

Included in our September 30, 2015 other operating income is a non-recurring $70,000 payment to secure a property easement and $40,000 of cash received for the surrender value of an insurance policy.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On August 5, 2016, we refinanced our $26.4 million of outstanding bank loans under a $27.0 million revolving credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. We have pledged a significant portion of our real estate holdings as collateral for borrowings under the Credit Facility, limiting our ability to borrow additional funds.

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

Net proceeds from the sale of any real estate assets pledged as collateral under the Credit Facility are required to be repaid toward outstanding borrowings and will permanently reduce the revolving commitment amount, limiting the available drawing capacity for future working capital purposes.

We believe we are in compliance with the covenants under our Credit Facility.

Cash Flows

During the first nine months of 2016 and 2015, net cash provided by our operating activities were $16.0 million and $11.0 million, respectively, resulting primarily from real estate asset sales. Proceeds from the sales were used to reduce our bank debt.

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of several real estate assets, and by continued cost reduction efforts. Proceeds from the sale of any of our real estate assets will be used principally to repay our outstanding bank debt.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 3, 2016	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.