Form 10-K
period 2016-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2017-02-24
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$48,861,433 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2016)	19,016,709 (Number of shares of common stock outstanding at February 16, 2017)

Portions of registrant’s Proxy Statement for
the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual

Report on Form 10-K)
(Documents incorporated by reference)

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, or annual report, filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission, or SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical facts contained in this annual report and can be identified by words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this annual report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this annual report.

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

We own approximately 23,000 acres of land on Maui and develop, sell, and manage residential, resort, commercial, agricultural and industrial real estate through the following business segments:

•

Real Estate—Our real estate operations consist of land planning and entitlement, development, and sales activities. This segment also includes the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located within the Kapalua Resort.

•

Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

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

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings as of December 31, 2016:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	-	900
Agricultural zoned	10,800	2,100	12,900
Conservation/watershed	9,000	-	9,000
	20,700	2,100	22,800

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

We have approximately 1,200 acres of land in Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2016:

Location	Aprroximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates			Deferred Development Costs (millions)	Projected Costs to Complete (millions)

Kapalua Resort	900	Yes	2019	-	2039	$7.0	$500	-	$1,000

Hali’imaile Town	300	No	2029	-	2034	$0.1	$100	-	$200

We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

•

Kapalua Resort: We began development of the Kapalua Resort in the early 1970’s. Today, the Kapalua Resort is an internationally recognized world-class destination resort and residential community. We presently have entitlements to develop a variety of projects in the Kapalua Resort. Two that are currently planned include Kapalua Mauka and Kapalua Central Resort.

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

Projected development costs are expected to be financed by debt financing, private investment, joint ventures with other development or construction companies, or a combination of these methods.

Real Estate Sales – Our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provides general brokerage services for properties in the Kapalua Resort and surrounding areas.

Revenues from our Real Estate segment totaled $37.1 million, or approximately 78% of our total operating revenues for the year ended December 31, 2016.

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

Leasing

Our Leasing segment operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

Commercial and Industrial Leases – We are the owner and lessor of approximately 240,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2016:

	Total	Average
	Square	Occupancy	Lease
	Footage	Percentage	Expiration Dates
Kapalua Resort	75,249	96%	2017	-	2028
Other West Maui	39,877	95%	2017	-	2034
Upcountry Maui	122,795	90%	2017	-	2019

Agricultural Leases – We are the lessor of 1,900 acres of diversified agriculture land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – We currently have licensing agreements for the use of our registered Kapalua and other trademarks and trade names with several different companies, mainly in conjunction with our agricultural, commercial and industrial leases.

Stewardship and Conservation – We manage the conservation of a 9,000-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii, the County of Maui and other organizations.

Revenues from our Leasing segment totaled $5.3 million, or approximately 11% of our total operating revenues for the year ended December 31, 2016.

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

Revenues from our Utilities segment totaled $3.3 million, or approximately 7% of our total operating revenues for the year ended December 31, 2016.

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

Revenues from our Resort Amenities segment totaled $1.6 million, or approximately 3% of our total operating revenues for the year ended December 31, 2016.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2016, we had 17 full-time employees, none of whom are members of a collective bargaining group.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk to our business as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit markets, energy costs, negative financial news, reduced consumer confidence, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, geopolitical issues, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

•

uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies resulting from recent changes in the U.S. presidential administration and concerns surrounding ongoing developments in the European Union and Middle East;

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of Maui in particular and Hawaii in general as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

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

Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent our real property or to borrow using our real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

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

Risks Related to Indebtedness

We have entered into a credit agreement for a $10.0 million revolving line of credit with a bank. The credit facility has a maturity date of December 31, 2019 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations and adversely affect our operations and financial results.

The terms of our credit facility includes covenants requiring among other things, a minimum of $0.5 million in liquidity (as defined), a maximum of $45 million in total liabilities, and a limitation on new indebtedness. Our ability to continue to borrow under our credit facility to fund our business initiatives depends upon our ability to comply with these covenants.

Our business initiatives for the next twelve months include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our credit facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Risks Relating to our Stock

Our stock price has been subject to significant volatility.

In 2016, the low and high share prices of our common stock ranged from $4.73 to $7.97. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

Share ownership by our affiliates make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other shareholders.

As of February 16, 2017, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2016 was approximately 6,700 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

We have not declared or paid regular cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facility which contains covenants prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

If we do not meet the continued listing requirements of the New York Stock Exchange (NYSE), our common stock may be delisted.

Our common stock is currently listed on the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standards the NYSE may take action to delist our common stock. Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business. In addition, if our common stock is delisted, it would violate the covenants of our credit facility.

We may need additional funds which, if available, could result in significant dilution to our stockholders, have superior rights to our common stock and contain covenants that restrict our operations.

If unanticipated contingencies or other unforeseen circumstances arise, it may be necessary for us to raise additional capital either through public or private equity or debt financing. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we were to raise capital through the issuance of our common stock or securities convertible or exercisable into our common stock, our existing stockholders may suffer significant dilution. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose restrictions on our operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2016:

Acres
West Maui	20,700
Upcountry Maui	2,100
Total	22,800

Our West Maui landholdings are comprised of several, largely contiguous parcels that extend from the sea to the top of the second largest mountain on Maui, at an elevation of approximately 5,700 feet. It includes approximately 900 acres within the 3,000-acre Kapalua Resort. The remaining lands are mainly former pineapple fields, gulches, undeveloped coastal and forest areas, and our 9,000-acre conservation watershed preserve.

Our Upcountry Maui landholdings are situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation.

We have pledged certain of our real estate properties in the Kapalua Resort as security for borrowings under our credit facility.

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

From time to time, we are a party to various claims, complaints and other legal actions that have arisen in the normal course of our business activities. We believe the outcome of these pending legal proceedings, in the aggregate, is not likely to have a material adverse effect on our operations, financial position or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “MLP.” We did not declare any dividends in 2016 or 2015. Our ability to declare dividends is restricted by the terms of our credit agreement. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of February 16, 2017, there were 265 shareholders of record of our common stock.

The following chart reflects high and low sales prices during each of the quarters in 2016 and 2015:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2016	High	$6.23	$7.62	$7.97	$7.30
	Low	4.73	5.23	6.23	6.36

2015	High	$7.64	$6.20	$5.70	$6.41
	Low	5.80	5.08	4.75	5.08

Unregistered Sales of Equity Securities

None.

Repurchases

None.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2016 and 2015

CONSOLIDATED

	Year Ended December 31,
	2016	2015
	(in thousands except share amounts)

Operating revenues	$47,364	$22,786
Operating costs and expenses	(13,703)	(7,908)
General and administrative	(2,204)	(2,181)
Share-based compensation	(984)	(955)
Depreciation	(1,984)	(2,115)
Pension and other postretirement expense	(5,019)	(295)
Operating Income	23,470	9,332
Interest Expense	(1,656)	(2,519)
Net Income	$21,814	$6,813

Net Income per Common Share	$1.15	$0.36

REAL ESTATE

	Year Ended December 31,
	2016	2015
	(in thousands)

Operating revenues	$37,116	$12,501
Operating costs and expenses	(7,460)	(2,515)
Operating income	$29,656	$9,986

In December 2016, we sold a 3.4-acre property with an approximately 26,000 square foot building, commonly referred to as the Kapalua Village Center, for $18.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The Kapalua Village Center, which served as the golf clubhouse for the former Kapalua Village Golf Course, was sold without any development entitlements. The sale resulted in a gain of $12.9 million. Proceeds from the sale were used to pay down our First Hawaiian Bank credit facility.

In August 2016, we sold a five-acre, fully entitled 42-unit workforce housing project located in West Maui for $3.0 million. As part of the transaction, the buyer agreed to provide us with 12 residential workforce housing credits by August 2021. The sale resulted in a gain of approximately $2.8 million. Proceeds from the sale were used to pay down our First Hawaiian Bank credit facility.

In June 2016, the Company sold a 304-acre, fully entitled working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. Proceeds from the sale were used to pay down our former American AgCredit and Wells Fargo loans.

In September 2015, we sold the 25-acre Kapalua Golf Academy to the owner of the Kapalua Plantation and Bay Golf Courses for $12.0 million. The property was sold without any development entitlements. The sale resulted in a gain of $10.2 million. The majority of the proceeds from the sale were used to pay down our former American AgCredit and Wells Fargo loans.

Included in other operating revenues for our real estate segment are real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. Commission revenue totaled $1.1 million and $0.5 million for 2016 and 2015, respectively. The increase in real estate operating costs and expenses for the year ended December 31, 2016 was primarily due to costs of sales associated with the aforementioned real estate assets sold during 2016.

We did not have any significant real estate development expenditures in 2016 or 2015.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Year Ended December 31,
	2016	2015
	(in thousands)

Operating Revenues	$5,324	$5,546
Operating Costs and Expenses	(2,971)	(2,208)
Operating Income	$2,353	$3,338

Average Occupancy Rates:
Kapalua Resort	96%	86%
Other West Maui	95%	90%
Upcountry Maui	90%	37%

Leasing operating revenues for the year ended December 31, 2016 were comprised of $4.5 million of leasing revenues and $0.8 million of licensing fees as compared to $5.1 million of leasing revenues and $0.4 million of licensing fees for 2015. The decrease in Leasing operating income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the write-off of approximately $0.5 million of lease rent from an agricultural land and property tenant in Upcountry Maui and straight-line rent adjustments totaling approximately $0.4 million.

Our West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2016	2015
	(in thousands)

Operating Revenues	$3,345	$3,335
Operating Costs and Expenses	(2,325)	(2,260)
Operating Income	$1,020	$1,075

Consumption (in million gallons):
Potable	134	148
Non-potable/irrigation	579	551

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a third-party water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. We did not incur any significant capital or maintenance expenditures related to our Utilities segment infrastructure in 2016 or 2015.

RESORT AMENITIES

	Year Ended December 31,
	2016	2015
	(in thousands)

Operating Revenues	$1,579	$1,404
Operating Costs and Expenses	(947)	(925)
Operating Income	$632	$479

Kapalua Club Members	504	506

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and pays contracted fees to provide access for its members to the spa, beach club and other resort amenities. The increase in operating revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to the recognition of approximately $200,000 of club membership revenues previously deferred in connection with the Company’s project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay, as a result of revised projections of the estimated life of club memberships.

Interest Expense

Interest expense was $1.7 million for 2016 compared to $2.5 million for 2015. Our average interest rates on borrowings was 5.08% for 2016, compared to 5.16% for 2015, and average borrowings were $30.0 million in 2016 compared to $47.4 million in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $0.6 million and $3.1 million of available credit under a $10.0 million revolving line of credit facility with First Hawaiian Bank as of December 31, 2016.

On August 5, 2016, we refinanced our $26.4 million of outstanding bank loans under a $27.0 million revolving line of credit with First Hawaiian Bank. The credit facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings was initially at LIBOR plus 3.75%. A significant portion of our real estate holdings were pledged as security for the credit facility. Net proceeds from the sale of any real estate assets pledged as collateral under the credit facility are required to be repaid toward outstanding borrowings and will permanently reduce the credit facility’s revolving commitment amount.

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

On December 30, 2016, we sold the Kapalua Village Center for $18.0 million. The property was pledged as collateral under our credit facility and, accordingly, net proceeds from the sale of $17.6 million were repaid toward our outstanding loans at closing. In connection with the repayment, our credit facility was modified to release certain real estate assets previously pledged as security for our credit facility, including 1,065 acres of Upcountry Maui land, buildings and improvements, our 46-acre Kapalua Central Resort project, and stock of our two publicly-regulated utility companies. In addition, the credit facility’s revolving commitment amount was permanently reduced to $10.0 million and the interest rate on borrowings was reduced to LIBOR plus 3.50%.

Real estate assets currently pledged as security for our credit facility include our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort.

As of December 31, 2016, we were in compliance with the covenants under our First Hawaiian Bank credit facility.

Cash Flows

Net cash flow provided by our operating activities totaled $33.9 million for the year ended December 31, 2016. Net proceeds from sales of real estate assets totaled $35.6 million, which were used principally to reduce our long-term debt by $33.7 million during the year ended December 31, 2016.

Interest payments on our long-term debt totaled $1.7 million for the year ended December 31, 2016.

We were not required to make any minimum funding contributions to our defined benefit pension plans during 2016 and we do not expect to be required to make any contributions for 2017.

Future Cash Inflows and Outflows

Our business initiatives for the next twelve months include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our credit facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our Real Estate segment, totaled $8.8 million at December 31, 2016. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, management has concluded that these deferred costs will be recoverable from future development projects. The volatility of this assumption arises because of the long-term nature of our development plans and the uncertainty of when or if certain parcels will be developed.

•

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

•

Sales of real estate assets that are considered central to our ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in our consolidated statements of income and comprehensive income. Sales of real estate assets that are considered peripheral or incidental transactions to our ongoing major or central operations are reflected as net gains or losses in our consolidated statements of income and comprehensive income.

•

If the sale of a real estate asset represents a strategic shift that has, or will have, a major effect on our operations, such as the discontinuance of a business segment, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations.

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

IMPACT OF INFLATION AND CHANGING PRICES

Most of the land we own was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current replacement cost.

OFF-BALANCE SHEET ARRANGMENTS

As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K, we are not required to provide the information required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ ACCUITY LLP

Honolulu, Hawaii

February 24, 2017

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$602	$1,087
Accounts receivable, less allowance of $57 and $319 for doubtful accounts	1,503	1,528
Prepaid expenses and other assets	190	208
Assets held for sale	459	262
Total Current Assets	2,754	3,085
PROPERTY
Land	5,059	5,133
Land improvements	18,051	19,687
Buildings	24,884	32,589
Machinery and equipment	10,965	11,717
Total property	58,959	69,126
Less accumulated depreciation	33,215	36,608
Net Property	25,744	32,518
OTHER ASSETS
Deferred development costs	8,843	9,310
Other noncurrent assets	1,542	1,686
Total Other Assets	10,385	10,996
TOTAL ASSETS	$38,883	$46,599
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current portion of long-term debt	$-	$40,565
Accounts payable	569	675
Payroll and employee benefits	607	396
Current portion of accrued retirement benefits	175	378
Income taxes payable	443	473
Accrued interest	-	645
Other current liabilities	604	727
Total Current Liabilities	2,398	43,859
LONG-TERM LIABILITIES
Long-term debt	6,857	-
Accrued retirement benefits	9,059	10,252
Deposits	2,378	2,400
Deferred revenue	409	811
Other noncurrent liabilities	40	216
Total Long-Term Liabilities	18,743	13,679
COMMITMENTS & CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock--no par value, 43,000,000 shares authorized; 18,958,018 and 18,867,768 shares issued and outstanding	78,123	77,628
Additional paid in capital	9,246	9,246
Accumulated deficit	(47,332)	(69,146)
Accumulated other comprehensive loss	(22,295)	(28,667)
Total Stockholders' Equity (Deficiency)	17,742	(10,939)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$38,883	$46,599

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate
Sales	$36,000	$12,000
Commissions	1,116	501
Leasing	5,324	5,546
Utilities	3,345	3,335
Resort amenities and other	1,579	1,404
Total Operating Revenues	47,364	22,786

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	6,188	1,759
Other	1,272	756
Leasing	2,971	2,208
Utilities	2,325	2,260
Resort amenities and other	947	925
General and administrative	2,204	2,181
Share-based compensation	984	955
Depreciation	1,984	2,115
Pension and other post-retirement expenses	5,019	295
Total Operating Costs and Expenses	23,894	13,454

OPERATING INCOME	23,470	9,332
Interest expense	(1,656)	(2,519)
NET INCOME	21,814	6,813
Pension, net of income taxes of $0	6,372	(3,093)
COMPREHENSIVE INCOME	$28,186	$3,720

NET INCOME PER COMMON SHARE --BASIC AND DILUTED	$1.15	$0.36

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2016 and 2015

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Acumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2015	18,785	$77,105	$9,246	$(75,959)	$(25,574)	$(15,182)

Share-based compensation expense			187			187
Issuance of shares for incentive plan	104	645				645
Vested restricted stock issued	29	187	(187)			-
Shares cancelled to pay tax liability	(50)	(309)				(309)
Other comprehensive loss-pension (Note 6)					(3,093)	(3,093)
Net income				6,813		6,813
Balance, December 31, 2015	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation expense			315			315
Issuance of shares for incentive plan	99	504				504
Vested restricted stock issued	50	315	(315)			-
Shares cancelled to pay tax liability	(59)	(324)				(324)
Other comprehensive gain-pension (Note 6)					6,372	6,372
Net income				21,814		21,814
Balance, December 31, 2016	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Cash receipts from operations, net	1,777	2,863
Cash receipts from real estate sales, net	35,570	11,618
Cash paid for payroll and taxes	(1,221)	(1,701)
Cash paid for interest	(2,219)	(2,000)
Cash paid for income taxes	(30)	(159)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,877	10,621

INVESTING ACTIVITIES
Purchases of property	(268)	-
Proceeds from disposals of property	-	52
Payments for other assets	(63)	(9)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(331)	43

FINANCING ACTIVITIES
Proceeds from long-term debt	27,500	600
Payments of long-term debt	(61,208)	(10,211)
Debt and common stock issuance costs and other	(323)	(381)
NET CASH USED IN FINANCING ACTIVITIES	(34,031)	(9,992)

NET (DECREASE) INCREASE IN CASH	(485)	672
CASH AT BEGINNING OF YEAR	1,087	415
CASH AT END OF YEAR	$602	$1,087

SUPPLEMENTAL INFORMATION:

Net income	$21,814	$6,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	2,308
Share based compensation	315	187
Loss on property disposals	12	1,324
Changes in operating assets and liabilities:
Accounts receivable	25	(256)
Change in retirement liabilities	4,976	253
Trade accounts payable	(106)	(293)
Income taxes payable	(30)	(93)
Other operating assets and liabilities	3,881	378
NET CASH PROVIDED BY OPERATING ACTIVITIES	$33,877	$10,621

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $504,000 and $645,000 at December 31, 2016 and 2015, respectively.

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments in deferred development costs in 2016 or 2015.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. There were no impairment charges recorded in 2016 or 2015.

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

Sales of real estate assets that are considered central to the Company’s ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in the Company’s consolidated statements of income and comprehensive income. Sales of real estate assets that are considered peripheral or incidental transactions to the Company’s ongoing major or central operations are reflected as net gains or losses in the Company’s consolidated statements of income and comprehensive income.

If the sale of a real estate asset represents a strategic shift that has, or will have, a major effect on the Company’s operations, such as the discontinuance of a business segment, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations.

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

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expenses in its consolidated statements of income and comprehensive income and such amounts are included in income taxes payable on the Company’s consolidated balance sheets.

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

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawaii and the mainland United States; high unemployment rates and low consumer confidence; uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies resulting from recent changes in the U.S. presidential administration and concerns surrounding ongoing developments in the European Union and Middle East; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the previous revenue recognition guidance in ASC Topic 606, Revenue Recognition, and requires that an entity use the defined five step process to recognize revenue. The ASU also requires additional disclosures and is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early implementation is not permitted. Upon adoption, the Company will have the option of retrospectively applying the guidance to each reporting period presented with certain practical expedients or retrospectively reporting the cumulative effect of initially applying the ASU at the date of initial application with additional disclosure requirements. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers, we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU.

In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers. This ASU defers the effective date of the guidance in ASU 2014-09 by one year. As such, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No. 2014-09 on its financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. This ASU affects the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under GAAP. This ASU will be effective for annual reporting periods beginning after December 15, 2018 for public entities, not-for-profit entities that have issued securities that are traded, listed or quoted on an exchange, and for employee benefit plans that file financial statements with the SEC. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. This ASU clarifies the implementation guidance on principal versus agent considerations. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-08 on its financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This ASU simplifies the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. This ASU will be effective for annual reporting periods beginning after December 15, 2016 for public business entities and after December 15, 2017 for all other entities. The Company is in the process of assessing the impact of ASU No. 2016-09 on its financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers. This ASU clarifies the guidance on identifying performance obligations and licensing. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-10 on its financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. This ASU aims to reduce the potential for diversity in practice at initial application and to reduce the cost and complexity of applying the guidance both at transition and on an ongoing basis. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. The Company is in the process of assessing the impact of ASU No. 2016-12 on its financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. This ASU will be effective for annual reporting periods beginning after December 15, 2019 for public business entities that are SEC filers. The Company is in the process of assessing the impact of ASU No. 2016-13 on its financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows. This ASU aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No. 2016-15 on its financial statements.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes. This ASU simplifies the recognition of intra-entity income tax consequences when an asset other than inventory is transferred. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities. The Company is in the process of assessing the impact of ASU No. 2016-16 on its financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows-Restricted Cash. This ASU addresses the diversity in in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will be effective for annual reporting periods beginning on December 15, 2017 for public business entities. The Company is in the process of assessing the impact of ASU No. 2016-18 on its financial statements.

In December 2016, FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU summarizes the various amendments that serve to clarify the Codification or to correct unintended application of guidance. This ASU will be effective for annual reporting periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No. 2016-19 on its financial statements.

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections. This ASU clarifies the SEC staff’s view of the disclosures of impact that recently issued accounting standards will have on the financial statements when standards are adopted in a future period.

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

	Year Ended December 31,
	2016	2015

Basic and diluted	18,923,622	18,839,206
Potentially dilutive	26,822	20,997

2.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

At December 31, 2016 and 2015 assets held for sale consisted of the following:

	December 31, 2016	December 31, 2015
	(in thousands)

Upcountry Maui, 630-acre parcel of agricultural land	$156	$147
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	45
Kapalua Resort, 15-acre golf practice course	247	-
West Maui, 5-acre fully entitled, 42-unit workforce housing project	-	70
Assets held for sale	$459	$262

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In December 2016, the Company sold a 3.4-acre property with an approximately 26,000 square foot building, commonly referred to as the Kapalua Village Center, for $18.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The Kapalua Village Center, which served as the golf clubhouse for the former Kapalua Village Golf Course, was sold without any development entitlements. The sale resulted in a gain of $12.9 million. Proceeds from the sale were used to pay down the Company’s long-term debt.

In August 2016, the Company sold a five-acre, fully entitled 42-unit workforce housing project located in West Maui for $3.0 million. As part of the transaction, the buyer agreed to provide the Company with 12 residential workforce housing credits by August 2021. The sale resulted in a gain of approximately $2.8 million. Proceeds from the sale were used to pay down the Company’s long-term debt.

In June 2016, the Company sold a 304-acre, fully entitled working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. Proceeds from the sale were used to pay down the Company’s long-term debt.

In September 2015, we sold the 25-acre Kapalua Golf Academy to the owner of the Kapalua Plantation and Bay Golf Courses for $12.0 million. The property was sold without any development entitlements. The sale resulted in a gain of $10.2 million. The majority of the proceeds from the sale were used to pay down the Company’s long-term debt.

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

4.	LONG-TERM DEBT

Long-term debt at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)

First Hawaiian Bank, revolving line of credit, 4.37%	$6,857	$-
American AgCredit term loan, 7.00%	-	14,697
Wells Fargo revolving loans, 4.00%	-	25,868
Total	6,857	40,565
Less current portion	-	40,565
Long-term debt	$6,857	$-

FIRST HAWAIIAN BANK

On August 5, 2016, the Company refinanced its $26.4 million of outstanding bank loans under a $27.0 million revolving line of credit with First Hawaiian Bank. The credit facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings was initially at LIBOR plus 3.75%. A significant portion of the Company’s real estate holdings were pledged as security for the credit facility. Net proceeds from the sale of any real estate assets pledged as collateral under the credit facility are required to be repaid toward outstanding borrowings and will permanently reduce the credit facility’s revolving commitment amount.

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

On December 30, 2016, the Company sold the Kapalua Village Center for $18.0 million. The property was pledged as collateral under the credit facility and, accordingly, net proceeds from the sale of $17.6 million were repaid toward the Company’s outstanding loans at closing. In connection with the repayment, the credit facility was modified to release certain real estate assets previously pledged as security for the credit facility including, 1,065 acres of Upcountry Maui land, buildings and improvements, the Company’s 46-acre Kapalua Central Resort project, and stock of the Company’s two publicly-regulated utility companies. In addition, the credit facility’s revolving commitment amount was permanently reduced to $10.0 million and the interest rate on borrowings was reduced to LIBOR plus 3.50%.

At December 31, 2016, real estate assets pledged as security for the credit facility include the Company’s 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort.

The Company believes that it is in compliance with the covenants under the credit facility as of December 31, 2016.

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

	2016	2015
	(in thousands)

Minimum rentals	$2,458	$3,161
Percentage rentals	1,172	862
Licensing fees	814	405
Other (primarily common area recoveries)	880	1,118
Total	$5,324	$5,546

Property at December 31, 2016 and 2015 includes leased property of $29.3 million and $38.9 million, respectively (before accumulated depreciation of $15.0 million and $18.5 million, respectively).

Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2017	$1,421
2018	1,157
2019	928
2020	933
2021	944
Thereafter	2,578

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)

Defined benefit pension plans	$7,560	$6,264
Non-qualified retirement plans	1,674	4,366
Total	9,234	10,630
Less current portion	(175)	(378)
Non-current portion of accrued retirement benefits	$9,059	$10,252

The Company has two defined benefit pension plans which cover substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company also has unfunded non-qualified retirement plans covering twelve of its former executives. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued.

During the fourth quarter of 2016, participants who had terminated employment and had not started to collect their pension benefits were offered a limited-time opportunity to take their benefits as a one-time lump sum payment. The offer was extended to approximately 500 participants of which 325 participants elected to take the one-time lump sum payment. In total, approximately $9.3 million lump sum payments were paid out of the trust for the defined benefit pension plan settlements.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2016 and 2015, and the funded status of the plans, and assumptions used to determine benefit information at December 31, 2016 and 2015 were as follows:

	2016			2015
	(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year		$66,852			$71,349
Interest cost		2,804			2,753
Actuarial loss (gain)		1,042			(2,783)
Benefits paid		(4,217)			(4,467)
Lump sum payments		(10,103)			-
Benefit obligations at end of year		56,378			66,852

Change in plan assets:
Fair value of plan assets at beginning of year		56,434			64,341
Actual return on plan assets		5,188			(3,463)
Employer reimbursement for retirement benefits		(1,054)			(271)
Employer contributions		928			294
Benefits paid		(4,217)			(4,467)
Lump sum payments		(10,103)			-

Fair value of plan assets at end of year		47,176			56,434

Funded status		$(9,202)			$(10,418)

Accumulated benefit obligations		$56,378			$66,852

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.07%	-	4.14%	4.30%	-	4.44%
Expected long-term return on plan assets		5.00%			7.00%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $22.3 million and $28.7 million at December 31, 2016 and 2015, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2017, $0.8 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2016	2015
	(in thousands)

Pension and other benefits:
Interest cost	$2,804	$2,753
Expected return on plan assets	(2,713)	(3,306)
Recognized net actuarial loss	1,030	843
Settlement/Curtailment Expense	3,958	-
Pension expense	$5,079	$290

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net (gain) loss	$(1,384)	$3,986
Recognized loss	(4,988)	(893)
Total recognized (gain) loss in comprehensive income	$(6,372)	$3,093

Weighted average assumptions used to determine net periodic benefit cost:	2016			2015
Pension benefits:
Discount rate	4.30%	-	4.44%	3.96%	-	4.07%
Expected long-term return on plan assets		5.00%			5.32%
Rate of compensation increase		n/a			n/a

The expected long-term rate of return on plan assets was based on a building-block approach. Historical markets are studied and long-term historical relationships between equities and fixed income are presumed consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital markets are determined. Diversification and rebalancing of plan assets are properly considered as part of establishing long-term portfolio returns.

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category, were as follows:

	2016 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$7,177	$7,177
AHGT pooled fixed income funds	-	39,025	39,025
Cash management funds	-	974	974
	$-	$47,176	$47,176

	2015 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$8,120	$8,120
AHGT pooled fixed income funds	-	46,069	46,069
Cash management funds	-	2,245	2,245
	$-	$56,434	$56,434

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

Estimated future benefit payments are as follows (in thousands):

2017			$4,283
2018			4,180
2019			4,123
2020			4,084
2021			3,995
2022	-	2026	18,332

In 2012, the Company’s cessation of its golf operations and corresponding reduction in active participant counts triggered the requirement that the Company provide security to the Pension Benefits Guaranty Corporation (PBGC) of approximately $18.7 million to support the unfunded liabilities of its pension plans at the time or make contributions to the plans in excess of the minimum required amounts. In 2012, the Company pledged a total of 6,800 acres of former agricultural lands in West Maui to the PBGC for five years in satisfaction of the requirement. No formal appraisal or determination of the fair value of the pledged properties was performed by the Company or the PBGC.

The Company does not expect to be required to make minimum contributions to its pension plans in 2017. No required minimum contributions were made in 2016 or 2015.

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

Each of the Company’s non-employee directors receive restricted shares of common stock upon their annual appointment to the Company’s board of directors. Share-based compensation totaled $169,000 and $125,000 for 2016 and 2015, respectively, for vesting of restricted shares granted to the Company’s non-employee directors.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $984,000 and $955,000 for 2016 and 2015, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)

Federal income tax expense (benefit) at statutory rate	$7,635	$2,385
Adjusted for:
Valuation allowance	(7,603)	(2,390)
Permanent differences and other	(32)	5
Income tax benefit - continuing operations	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)

Net operating loss and tax credit carryforwards	$38,915	$47,640
Joint venture and other investments	18	183
Accrued retirement benefits	3,924	3,608
Property net book value	2,801	3,275
Deferred revenue	953	1,101
Stock compensation	22	22
Reserves and other	404	408
Total deferred tax assets	47,037	56,237
Valuation allowance	(47,037)	(56,237)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. The Company had $82.6 million in federal net operating loss carry forwards at December 31, 2016, that expire from 2028 through 2033. The Company had $97.4 million in state net operating loss carry forwards at December 31, 2016, that expire from 2028 through 2033.

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Condensed financial information for each of the Company’s reportable segments for the years ended December 31, 2016 and 2015 were as follows:

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2016
Operating revenues (1)	$37,116	$5,324	$3,345	$1,487	$92	$47,364
Operating costs and expenses	(7,460)	(2,971)	(2,325)	(897)	(50)	(13,703)
Depreciation expense	-	(1,524)	(394)		(66)	(1,984)
General and administrative and other expenses	(829)	(626)	(271)	(385)	(6,096)	(8,207)
Operating income (loss)	28,827	203	355	205	(6,120)	23,470
Interest expense						(1,656)
Income from continuing operations						$21,814

Capital expenditures (3)	$123	$-	$-	$-	$-	$123
Assets (4)	$11,634	$19,721	$3,604	$1,476	$2,448	$38,883

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2015
Operating revenues (1)	$12,501	$5,546	$3,335	$1,263	$141	$22,786
Operating costs and expenses	(2,515)	(2,208)	(2,260)	(872)	(53)	(7,908)
Depreciation expense	-	(1,646)	(397)	-	(72)	(2,115)
General and administrative and other expenses	(819)	(619)	(256)	(380)	(1,357)	(3,431)
Operating income (loss)	9,167	1,073	422	11	(1,341)	9,332
Interest expense						(2,519)
Income from continuing operations						$6,813

Capital expenditures (3)	$20	$-	$-	$-	$-	$20
Assets (4)	$12,104	$27,060	$4,003	$1,309	$2,123	$46,599

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. Intersegment revenues were insignificant.
(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, and pension and other post-retirement expenses.

(3)	Primarily includes expenditures for property and deferred costs.

(4)	Segment assets are located in the United States.

10.	RESERVES

Allowance for doubtful accounts for 2016 and 2015 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
(in thousands)
Allowance for Doubtful Accounts
2016	$319	$578	$(840)	$57
2015	$194	$125	$-	$319

11.	COMMITMENTS AND CONTINGENCIES

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2016 and 2015 was $6,857,000 and $40,565,000, respectively, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above. See Note 6 for the classification of the fair value of pension assets.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016, is incorporated herein by reference.

Executive Officers

The names, ages and certain biographical information about our executive officers, as of February 1, 2017, are provided below.

Warren H. Haruki (64)

Mr. Haruki has been Chief Executive Officer of the Company since May 2011 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki serves on the Board of First Hawaiian Bank, and on the boards of several privately-held companies.

Tim T. Esaki (54)

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

Item 11.  EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016, is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2016, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	27,500	$7.48	307,622

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2016, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Financial Statements

(a)3.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
10.11#	The Company's 2006 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix B	3/27/2006
10.12#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2006 Equity and Incentive Award Plan)	10-Q	001-06510	10.9	8/8/2006
10.13#	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement (2006 Equity and Incentive Award Plan)	10-Q	001-06510	10.1	8/8/2006
10.18	Settlement Agreement, by and between the Company and the Pension Benefit Guaranty corporation, dated November 19, 2012	10-K	001-06510	10.25	3/1/2013
10.22	Loan Agreement, by and among the Company and first Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.24	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 24, 2017					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Link Document					X

*

This certification shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Warren H. Haruki and Tim T. Esaki, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Warren H. Haruki	Date February 24, 2017
Warren H. Haruki, Chairman of the Board Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date February 24, 2017
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date February 24, 2017
Anthony P. Takitani, Director

By	/s/ Duncan MacNaughton	Date February 24, 2017
Duncan MacNaughton, Director

By	/s/ Arthur C. Tokin	Date February 24, 2017
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date February 24, 2017
Tim T. Esaki, Chief Financial Officer (Principal Financial Officer)

By	/s/ Mika Miyamoto	Date February 24, 2017
Mika Miyamoto, Controller (Principal Accounting Officer)