Form 10-Q
period 2017-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2017-04-28
CIK 63330

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2017
Common Stock, no par value	19,012,416 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$579	$602
Accounts receivable, less allowance of $57 for doubtful accounts	1,875	1,503
Prepaid expenses and other current assets	237	190
Assets held for sale	212	459
Total current assets	2,903	2,754

PROPERTY	58,959	58,959
Accumulated depreciation	(33,631)	(33,215)

Net property	25,328	25,744

OTHER ASSETS
Deferred development costs	10,250	8,843
Other noncurrent assets	1,652	1,542

Total other assets	11,902	10,385

TOTAL ASSETS	$40,133	$38,883

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$694	$569
Payroll and employee benefits	1,047	607
Current portion of accrued retirement benefits	172	175
Income taxes payable	405	443
Deferred revenue	546	24
Other current liabilities	357	580
Total current liabilities	3,221	2,398

LONG-TERM LIABILITIES
Long-term debt	1,235	6,857
Accrued retirement benefits	9,058	9,059
Deposits	2,393	2,378
Deferred revenue	366	409
Other noncurrent liabilities	45	40
Total long-term liabilities	13,097	18,743

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 18,967,575 and 18,958,018 shares issued and outstanding	78,160	78,123
Additional paid in capital	9,246	9,246
Accumulated deficit	(41,500)	(47,332)
Accumulated other comprehensive loss	(22,091)	(22,295)
Total stockholders' equity	23,815	17,742
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$40,133	$38,883

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate
Sales	$7,000	$-
Commissions	139	168
Leasing	1,586	1,615
Utilities	676	847
Resort amenities and other	282	346
Total operating revenues	9,683	2,976

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	576	-
Other	160	300
Leasing	469	712
Utilities	553	631
Resort amenities and other	333	197
General and administrative	489	754
Share-based compensation	559	380
Depreciation	416	495
Pension and other postretirement expenses	202	284
Total operating costs and expenses	3,757	3,753

OPERATING INCOME (LOSS)	5,926	(777)
Interest expense	(94)	(581)
NET INCOME (LOSS)	$5,832	$(1,358)
Pension, net of income taxes of $0	204	253
COMPREHENSIVE INCOME (LOSS)	$6,036	$(1,105)

NET INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED	$0.31	$(0.07)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation			87			87
Vested restricted stock issued	14	87	(87)			-
Shares cancelled to pay tax liability	(4)	(50)				(50)
Other comprehensive income - pension					204	204
Net income				5,832		5,832

Balance, March 31, 2017	18,968	$78,160	$9,246	$(41,500)	$(22,091)	$23,815

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation	100	503	53			556
Vested restricted stock issued	8	53	(53)			-
Shares cancelled to pay tax liability	(47)	(236)				(236)
Other comprehensive income - pension					253	253
Net loss				(1,358)		(1,358)

Balance, March 31, 2016	18,929	$77,948	$9,246	$(70,504)	$(28,414)	$(11,724)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,052	$(63)

INVESTING ACTIVITIES
Payments for deferred development costs	(1,376)	(16)
NET CASH USED IN INVESTING ACTIVITIES	(1,376)	(16)

FINANCING ACTIVITIES
Payments of long-term debt	(5,622)	-
Debt and common stock issuance cost and other	(77)	(236)
NET CASH USED IN FINANCING ACTIVITIES	(5,699)	(236)

NET DECREASE IN CASH	(23)	(315)
CASH AT BEGINNING OF PERIOD	602	1,087
CASH AT END OF PERIOD	$579	$772

Cash paid during the period:
Interest	$50	$420
Income taxes	$-	$30

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $503,000 for the three months ended March 31, 2016.
●	Accounts payable at March 31, 2017 includes $150,000 for the estimated cost of subdividing the Kapalua Golf Academy practice course.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2016 condensed consolidated balance sheet were reclassified to conform to the current period’s presentation. Such amounts had no impact on total assets and liabilities or net income and comprehensive income (loss) previously reported.

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted	18,962,823	18,903,466
Potentially dilutive	27,500	22,604

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

4.    PROPERTY

Property at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$5,059	$5,059
Land improvements	18,051	18,051
Buildings	24,884	24,884
Machinery and equipment	10,965	10,965
Total property	58,959	58,959
Less accumulated depreciation	33,631	33,215
Net property	$25,328	$25,744

Land

Most of the Company’s 23,000 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. Approximately 21,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the shoreline to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 2,000 acres of land are located in Upcountry Maui in an area commonly known as Haliimaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Kapalua Resort, 15-acre Kapalua Golf Academy practice course	-	247
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Assets held for sale	$212	$459

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In February 2017, the Company sold the 15-acre Kapalua Golf Academy practice course located in the Kapalua Resort for $7.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The property was sold without any development entitlements. The sale resulted in a gain of approximately $6.4 million. The Company applied $5.6 million of the sale proceeds toward its revolving line of credit facility.

6.     LONG-TERM DEBT

The Company has a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.38% at March 31, 2017). The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $0.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. The Company believes it is in compliance with the covenants under the Credit Facility.

7.     SHARE-BASED COMPENSATION

The Company’s directors, officers and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Equity and Incentive Award Plans (Equity Plans). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plans. Restricted shares issued under the Equity Plans vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Each of the Company’s non-employee directors and certain members of management receive restricted shares of common stock annually. Share-based compensation totaled $87,000 and $53,000 for the three months ended March 31, 2017 and 2016, respectively, for vesting of restricted shares granted.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensation totaled $559,000 and $380,000 for the three months ended March 31, 2017 and 2016, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.     ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31	December 31,
	2017	2016
	(in thousands)

Defined benefit pension plans	$7,537	$7,560
Non-qualified retirement plans	1,693	1,674
Total	9,230	9,234
Less current portion	(172)	(175)
Non-current portion of accrued retirement benefits	$9,058	$9,059

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
Interest cost	$557	$708
Expected return on plan assets	(562)	(677)
Amortization of net loss	207	253
Pension and other postretirement expenses	$202	$284

9.      INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2017 and 2016 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance.

Income taxes payable at March 31, 2017 reflect the remaining balance due from a settlement agreement with the Internal Revenue Service regarding amounts owed under tax returns filed in prior years.

10.   REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. The Company’s reportable operating segments are as follows:

•

Real Estate – includes land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company Ltd., a general brokerage real estate company located in the Kapalua Resort.

•

Leasing – includes residential, resort, commercial, agricultural and industrial land and property leases, licensing of the Company’s registered trademarks and trade names, and stewardship and conservation efforts.

•

Utilities – includes the operations of the Company’s two Hawaii Public Utilities Commission-regulated subsidiaries which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, this segment also includes management of ditch, reservoir and well systems which provide non-potable irrigation water systems in West and Upcountry Maui.

•

Resort Amenities – include the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Reportable operating segment revenues and income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months
	Ended March 31,
	2017	2016
	(in thousands)
Operating Segment Revenues
Real estate	$7,139	$168
Leasing	1,586	1,615
Utilities	676	847
Resort amenities and other	282	346
Total Operating Segment Revenues	$9,683	$2,976
Operating Segment Income (Loss)
Real estate	$6,403	$(132)
Leasing	1,117	903
Utilities	123	216
Resort amenities and other	(51)	149
Total Operating Segment Income	$7,592	$1,136

11.    COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s results of operations.

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of long-term debt was estimated based on borrowing rates currently available to the Company for long-term debt with similar terms and maturities. The carrying amount of long-term debt at March 31, 2017 and December 31, 2016 was $1.2 million and $6.9 million, respectively, which approximated fair value. The fair value of long-term debt has been classified in the level 2 category.

13.   NEW ACCOUNTING PRONOUNCEMENTS

In March 2017, FASB issued ASU No. 2017-07, Compensation-Retirement Benefits. This ASU aims to improve the presentation of the net periodic pension cost and net periodic postretirement benefit cost by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations This ASU will be effective for public business entities for annual periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No, 2017-07 on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

•

Leasing—Our leasing activities include residential, resort, commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, and stewardship and conservation efforts.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first three months of 2017.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

CONSOLIDATED

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating revenues	$9,683	$2,976
Operating costs and expenses	(2,091)	(1,840)
General and administrative	(489)	(754)
Share-based compensation	(559)	(380)
Depreciation	(416)	(495)
Pension and other postretirement expenses	(202)	(284)
Operating income (loss)	5,926	(777)
Interest expense	(94)	(581)
Net income (loss)	$5,832	$(1,358)

Net income (loss) per common share	$0.31	$(0.07)

The increase in operating revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from the sale of the 15-acre Kapalua Golf Academy practice course. The decrease in general and administrative expenses was primarily due to lower legal fees, utility costs, and repair and maintenance expenses. Share-based compensation for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of an increase in amounts awarded under the Company’s incentive compensation plan.

REAL ESTATE

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Operating revenues	$7,139	$168
Operating costs and expenses	(736)	(300)
Operating income (loss)	$6,403	$(132)

In February 2017, we sold the 15-acre Kapalua Golf Academy practice course located in the Kapalua Resort for $7.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The property was sold without any development entitlements. The sale resulted in a gain of approximately $6.4 million. The property was not pledged as collateral under our revolving line of credit facility. We applied $5.6 million of the sale proceeds toward our revolving line of credit facility.

Also included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

In 2009, we sold a 125-acre portion of our Kapalua Mauka project. As part of the sale, we agreed that if built by the owner, we would reimburse the owner for our share of a potable water system and a civil defense siren that will serve our Kapalua Mauka project in the future. During the three months ended March 31, 2017, we reimbursed the owner $1.4 million.

Real estate sales and development are cyclical and depend on a number of factors, many of which are beyond our control. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Operating revenues	$1,586	$1,615
Operating costs and expenses	(469)	(712)
Operating income	$1,117	$903

Average occupancy rates:
Kapalua Resort	100%	86%
Other West Maui	95%	90%
Upcountry Maui	90%	37%

The decrease in operating income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the timing of receipts of tenants’ share of common area reimbursable expenses. In addition, operating revenues and operating costs and expenses also decreased due to the sale of the Kapalua Village Center in December 2016.

Other West Maui leased properties are mainly large-acre former pineapple field parcels and maintenance facilities.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Operating revenues	$676	$847
Operating costs and expenses	(553)	(631)
Operating income	$123	$216

Consumption (in million gallons):
Potable	38	41
Non-potable/irrigation	124	168

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the decrease in consumption of potable and non-potable water.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Operating revenues	$282	$346
Operating costs and expenses	(333)	(197)
Operating (loss) income	$(51)	$149

Kapalua Club members	472	508

Dues collected from our Kapalua Club members are utilized principally to pay for access and other privileges to amenities operated by outside third parties in the Kapalua Resort.

The decrease in operating revenues during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the decrease in the number of members and annual membership dues. The increase in operating costs and expenses was due to an increase in amounts paid to operators of certain resort amenities used by club members.

LIQUIDITY AND CAPITAL RESOURCES

Revolving Line of Credit Facility

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.38% at March 31, 2017). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $0.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. We believe we are in compliance with the covenants under the Credit Facility.

Cash Flows

During the first three months of 2017, net cash provided by our operating activities was $7.1 million. Net cash used in our operating activities for the first three months of 2016 was $0.1 million.

Future Cash Inflows and Outflows

Our plans include continued efforts to generate cash flow by employing our real estate assets in leasing and other arrangements, by the sale of non-core real estate assets, and by continued cost containment efforts. We intend to utilize a portion of our Credit Facility and the proceeds from the sale of any of our real estate assets in our development efforts, including planning, permitting and securing further entitlements for our projects and other landholdings. We also plan to utilize available working capital in addressing deferred maintenance and improvements in our commercial leasing properties.

We do not expect to be required to make minimum contributions to our pension plans in 2017.

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. OTHER INFORMATION

Mika Miyamoto, the Company’s Controller and Principal Accounting Officer, will be resigning from the Company on April 30, 2017 to pursue other business interests. Ms. Miyamoto’s resignation was not due to any disagreement with the Company relating to its operations, policies or practices.

On April 28, 2017, the Company adopted an Executive Severance Plan which provides severance benefits to the Company’s named executive officers and certain key employees in the event of an involuntary termination, as described more fully in the plan document filed as an exhibit to this report.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 6. EXHIBITS

10.1	Maui Land & Pineapple Company, Inc. Executive Severance Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

April 28, 2017	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Maui Land & Pineapple Company, Inc. Executive Severance Plan (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.