Form 10-Q
period 2017-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2017-08-11
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2017
Common Stock, no par value	19,091,407 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$567	$602
Accounts receivable, less allowance of $57 for doubtful accounts	1,458	1,503
Prepaid expenses and other current assets	152	190
Assets held for sale	212	459
Total current assets	2,389	2,754

PROPERTY	65,640	58,959
Accumulated depreciation	(34,048)	(33,215)

Net property	31,592	25,744

OTHER ASSETS
Deferred development costs	10,304	8,843
Other noncurrent assets	1,462	1,542

Total other assets	11,766	10,385

TOTAL ASSETS	$45,747	$38,883

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$418	$569
Payroll and employee benefits	514	607
Current portion of accrued retirement benefits	169	175
Income taxes payable	-	443
Deferred revenue	380	24
Other current liabilities	301	580
Total current liabilities	1,782	2,398

LONG-TERM LIABILITIES
Long-term debt	1,235	6,857
Accrued retirement benefits	9,061	9,059
Deposits	2,432	2,378
Deferred revenue	323	409
Other noncurrent liabilities	45	40
Total long-term liabilities	13,096	18,743

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,022,305 and 18,958,018 shares issued and outstanding	78,529	78,123
Additional paid in capital	9,246	9,246
Accumulated deficit	(35,019)	(47,332)
Accumulated other comprehensive loss	(21,887)	(22,295)
Total stockholders' equity	30,869	17,742
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,747	$38,883

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$6,852	$15,498
Leasing	1,370	1,277
Utilities	829	878
Resort amenities and other	285	324
Total operating revenues	9,336	17,977

OPERATING COSTS AND EXPENSES
Real estate	152	1,356
Leasing	587	545
Utilities	426	589
Resort amenities and other	213	270
General and administrative	586	410
Share-based compensation	253	181
Depreciation	417	493
Pension and other postretirement expenses	202	284
Total operating costs and expenses	2,836	4,128

OPERATING INCOME	6,500	13,849
Interest expense	(19)	(445)
NET INCOME	$6,481	$13,404
Pension, net of income taxes of $0	204	253
COMPREHENSIVE INCOME	$6,685	$13,657

NET INCOME PER COMMON SHARE --BASIC AND DILUTED	$0.34	$0.71

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$13,991	$15,666
Leasing	2,956	2,892
Utilities	1,505	1,726
Resort amenities and other	567	670
Total operating revenues	19,019	20,954

OPERATING COSTS AND EXPENSES
Real estate	888	1,657
Leasing	1,056	1,258
Utilities	979	1,220
Resort amenities and other	546	506
General and administrative	1,075	1,165
Share-based compensation	812	560
Depreciation	833	988
Pension and other postretirement expenses	404	567
Total operating costs and expenses	6,593	7,921

OPERATING INCOME	12,426	13,033
Interest expense	(113)	(1,026)
NET INCOME	$12,313	$12,007
Pension, net of income taxes of $0	408	507
COMPREHENSIVE INCOME	$12,721	$12,514

NET INCOME PER COMMON SHARE
--BASIC	$0.65	$0.64
--DILUTED	$0.65	$0.63

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2017 and 2016

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation	94	767	207			974
Vested restricted stock issued	29	207	(207)			-
Shares cancelled to pay tax liability	(59)	(568)				(568)
Other comprehensive income - pension					408	408
Net income				12,313		12,313

Balance, June 30, 2017	19,022	$78,529	$9,246	$(35,019)	$(21,887)	$30,869

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation	99	503	119			622
Vested restricted stock issued	19	119	(119)			-
Shares cancelled to pay tax liability	(50)	(264)				(264)
Other comprehensive income - pension					507	507
Net income				12,007		12,007

Balance, June 30, 2016	18,936	$77,986	$9,246	$(57,139)	$(28,160)	$1,933

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,611	$14,140

INVESTING ACTIVITIES
Payments for deferred development costs	(1,430)	(24)
NET CASH USED IN INVESTING ACTIVITIES	(1,430)	(24)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	500
Payments of long-term debt	(5,622)	(14,697)
Debt and common stock issuance cost and other	(594)	(264)
NET CASH USED IN FINANCING ACTIVITIES	(6,216)	(14,461)

NET DECREASE IN CASH	(35)	(345)
CASH AT BEGINNING OF PERIOD	602	1,087
CASH AT END OF PERIOD	$567	$742

Cash paid during the period:
Interest	$65	$1,474
Income taxes	$405	$30

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $767,000 and $503,000 for the six months ended June 30, 2017 and 2016, respectively.
●	Accounts payable at June 30, 2017 includes $120,000 for the estimated cost of subdividing the Kapalua Golf Academy practice course.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2017 and 2016. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

3.	BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Basic and diluted	18,982,871	18,928,999	18,968,176	18,903,643
Potentially dilutive	27,500	26,873	27,500	26,873

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

4.	PROPERTY

Property at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$5,059	$5,059
Land improvements	24,732	18,051
Buildings	24,884	24,884
Machinery and equipment	10,965	10,965
Total property	65,640	58,959
Less accumulated depreciation	34,048	33,215
Net property	$31,592	$25,744

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

5.	ASSETS HELD FOR SALE AND REAL ESTATE OPERATING REVENUES

Assets held for sale at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Kapalua Resort, 15-acre Kapalua Golf Academy practice course	-	247
Assets held for sale	$212	$459

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

Included in the Company’s real estate operating revenues for the three months ended June 30, 2017 are approximately $6.7 million of land improvements that were conveyed to the Company by the owner of a 125-acre portion of the Company’s Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to the Company upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property. The owner completed and conveyed the land improvements to the Company in April 2017.

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

In June 2016, the Company sold a fully-entitled 304-acre working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. The Company utilized the proceeds from the sale to payoff the outstanding balance of a term loan.

6.	LONG-TERM DEBT

The Company has a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.55% at June 30, 2017). The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. The Company believes it is in compliance with the covenants under the Credit Facility.

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

Each of the Company’s non-employee directors and certain members of management receive restricted shares of common stock annually. Share-based compensations totaled $207,000 and $77,000 for the six months ended June 30, 2017 and 2016, respectively, for vesting of restricted shares granted.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensations totaled $812,000 and $560,000 for the six months ended June 30, 2017 and 2016, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30	December 31,
	2017	2016
	(in thousands)

Defined benefit pension plans	$7,514	$7,560
Non-qualified retirement plans	1,716	1,674
Total	9,230	9,234
Less current portion	(169)	(175)
Non-current portion of accrued retirement benefits	$9,061	$9,059

The net periodic benefit costs for pension and postretirement benefits for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Interest cost	$560	$708	$1,120	$1,415
Expected return on plan assets	(562)	(677)	(1,124)	(1,355)
Recognized actuarial loss	204	253	408	507
Pension and other postretirement expenses	$202	$284	$404	$567

9.	INCOME TAXES

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

The Company’s reportable operating segment results are measured based on operating income , exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Reportable operating segment revenues and income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$6,852	$15,498	$13,991	$15,666
Leasing	1,370	1,277	2,956	2,892
Utilities	829	878	1,505	1,726
Resort amenities and other	285	324	567	670
Total Operating Segment Revenues	$9,336	$17,977	$19,019	$20,954
Operating Segment Income
Real estate	$6,700	$14,142	$13,103	$14,009
Leasing	783	732	1,900	1,634
Utilities	403	289	526	506
Resort amenities and other	72	54	21	164
Total Operating Segment Income	$7,958	$15,217	$15,550	$16,313

11.	COMMITMENTS AND CONTINGENCIES

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of long-term debt was estimated based on borrowing rates currently available to the Company for long-term debt with similar terms and maturities. The carrying amount of long-term debt at June 30, 2017 and December 31, 2016 was $1.2 million and $6.9 million, respectively, which approximated fair value. The fair value of long-term debt has been classified in the level 2 category.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity use the defined five step process to recognize revenue. The ASU also requires additional disclosures and is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. While the Company continues to assess its contracts with customers, it does not currently expect a material impact on results of operations, cash flows or financial position. The Company expects the consolidated financial statement disclosures over revenue recognition will expand in order to comply with the ASU.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of assessing the impact of ASU No, 2017-09 on its financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first six months of 2017.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$9,336	$17,977	$19,019	$20,954
Operating costs and expenses	(1,378)	(2,760)	(3,469)	(4,641)
General and administrative	(586)	(410)	(1,075)	(1,165)
Share-based compensation	(253)	(181)	(812)	(560)
Depreciation	(417)	(493)	(833)	(988)
Pension and other postretirement expenses	(202)	(284)	(404)	(567)
Operating income	6,500	13,849	12,426	13,033
Interest expense	(19)	(445)	(113)	(1,026)
Net income	$6,481	$13,404	$12,313	$12,007

Net income per common share	$0.34	$0.71	$0.65	$0.64

The increase in share-based compensation during the three and six months ended June 30, 2017 compared to the same periods in 2016 was the result of higher performance-based awards under our equity and incentive award plan. The decrease in depreciation during the three and six months ended June 30, 2017 compared to the same periods in 2016 reflects our sale of a 26,000 square foot building, commonly referred to as the Kapalua Village Center, in December 2016. The decrease in interest expense during the three and six months ended June 30, 2017 compared to the same periods in 2016 is the result of the reduction and refinancing of our long-term debt.

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$6,852	$15,498	$13,991	$15,666
Operating costs and expenses	(152)	(1,356)	(888)	(1,657)
Operating income	$6,700	$14,142	$13,103	$14,009

Included in real estate operating revenues for the three and six months ended June 30, 2017 are approximately $6.7 million of land improvements that were conveyed to us by the owner of a 125-acre portion of our Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to us upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property. The owner completed and conveyed the land improvements to us in April 2017.

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

In June 2016, we sold a fully-entitled 304-acre working-class community project located in West Maui, commonly referred to as Pulelehua, for $15.0 million. The sale resulted in a gain of approximately $14.3 million. We utilized the proceeds from the sale to payoff the outstanding balance of a term loan.

Also included in our real estate operating revenues were sales commissions totaling $171,000 and $498,000 for the three months ended June 30, 2017 and 2016, respectively, and $310,000 and $666,000 for the six months ended June 30, 2017 and 2016, respectively, from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate sales and development are cyclical and depend on a number of factors, many of which are beyond our control. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$1,370	$1,277	$2,956	$2,892
Operating costs and expenses	(587)	(545)	(1,056)	(1,257)
Operating income	$783	$732	$1,900	$1,635

Commercial and Industrial Leasing Occupancy:
Kapalua Resort	100%	86%	100%	86%
Other West Maui	90%	37%	90%	37%
Upcountry Maui	95%	90%	95%	90%

The increase in operating revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the increase in occupancy of our commercial properties and improved renegotiated terms of several existing tenant leases. The increase in operating costs and expenses during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to deferred maintenance expenditures for certain of our Kapalua Resort commercial spaces. The decrease in operating costs and expenses during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects the sale of the Kapalua Village Center in December 2016.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$829	$878	$1,505	$1,726
Operating costs and expenses	(426)	(589)	(979)	(1,220)
Operating income (loss)	$403	$289	$526	$506

Consumption (in million gallons):
Potable	32	33	70	74
Non-potable/irrigation	192	146	310	314

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The decrease in operating revenues during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the decrease in consumption of potable and non-potable water.

RESORT AMENITIES AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$285	$324	$567	$670
Operating costs and expenses	(213)	(270)	(546)	(506)
Operating income	$72	$54	$21	$164

Kapalua Club Members	476	508	476	508

Dues collected from our Kapalua Club members are utilized principally to pay for access and other privileges to amenities operated by outside third parties in the Kapalua Resort.

The decrease in operating revenues during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the decrease in the number of members and annual membership dues. The increase in operating costs and expenses was due to an increase in amounts paid to operators of certain resort amenities used by club members.

LIQUIDITY AND CAPITAL RESOURCES

Revolving Line of Credit Facility

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.55% at June 30, 2017). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. We believe we are in compliance with the covenants under the Credit Facility.

Cash Flows

During the first six months of 2017, net cash provided by our operating activities was $7.6 million as compared to $14.1 for the first six months of 2016.

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

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 11, 2017	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.