Form 10-Q
period 2017-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2017-11-03
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2017
Common Stock, no par value	19,109,499 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$609	$602
Accounts receivable, less allowance of $57 for doubtful accounts	1,421	1,503
Prepaid expenses and other current assets	264	190
Assets held for sale	212	459
Total current assets	2,506	2,754

PROPERTY	65,640	58,959
Accumulated depreciation	(34,511)	(33,215)
Net property	31,129	25,744

OTHER ASSETS
Deferred development costs	10,314	8,843
Other noncurrent assets	1,413	1,542
Total other assets	11,727	10,385

TOTAL ASSETS	$45,362	$38,883

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$606	$569
Payroll and employee benefits	588	607
Current portion of accrued retirement benefits	164	175
Income taxes payable	-	443
Deferred revenue	198	24
Other current liabilities	171	580
Total current liabilities	1,727	2,398

LONG-TERM LIABILITIES
Long-term debt	1,235	6,857
Accrued retirement benefits	8,980	9,059
Deposits	2,464	2,378
Deferred revenue	280	409
Other noncurrent liabilities	50	40
Total long-term liabilities	13,009	18,743
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,031,289 and 18,958,018 shares issued and outstanding	78,566	78,123
Additional paid in capital	9,246	9,246
Accumulated deficit	(35,503)	(47,332)
Accumulated other comprehensive loss	(21,683)	(22,295)
Total stockholders' equity	30,626	17,742
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,362	$38,883

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$290	$3,210
Leasing	1,353	1,680
Utilities	898	813
Resort amenities and other	299	359
Total operating revenues	2,840	6,062

OPERATING COSTS AND EXPENSES
Real estate	328	442
Leasing	661	1,120
Utilities	488	689
Resort amenities and other	242	167
General and administrative	648	648
Share-based compensation	253	67
Depreciation	463	498
Pension and other postretirement expenses	202	(257)
Total operating costs and expenses	3,285	3,374

OPERATING INCOME (LOSS)	(445)	2,688
Interest expense	(39)	(213)
NET INCOME (LOSS)	$(484)	$2,475
Pension, net of income taxes of $0	204	974
COMPREHENSIVE INCOME (LOSS)	$(280)	$3,449

NET INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED	$(0.03)	$0.13

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$14,281	$18,876
Leasing	4,309	4,572
Utilities	2,403	2,539
Resort amenities and other	866	1,030
Total operating revenues	21,859	27,017

OPERATING COSTS AND EXPENSES
Real estate	1,216	2,098
Leasing	1,717	2,377
Utilities	1,467	1,909
Resort amenities and other	788	673
General and administrative	1,723	1,698
Share-based compensation	1,065	741
Depreciation	1,296	1,486
Pension and other postretirement expenses	606	311
Total operating costs and expenses	9,878	11,293

OPERATING INCOME	11,981	15,724
Interest expense	(152)	(1,327)
NET INCOME	$11,829	$14,397
Pension, net of income taxes of $0	612	1,481
COMPREHENSIVE INCOME	$12,441	$15,878

NET INCOME PER COMMON SHARE--BASIC AND DILUTED	$0.62	$0.76

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine months Ended September 30, 2017 and 2016

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742
Share-based compensation	94	767	327			1,094
Vested restricted stock issued	44	327	(327)			-
Shares cancelled to pay tax liability	(65)	(651)				(651)
Other comprehensive income - pension					612	612
Net income				11,829		11,829

Balance, September 30, 2017	19,031	$78,566	$9,246	$(35,503)	$(21,683)	$30,626

Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)
Share-based compensation	99	504	186			690
Vested restricted stock issued	29	186	(186)			-
Shares cancelled to pay tax liability	(55)	(293)				(293)
Other comprehensive income - pension					1,481	1,481
Net income				14,397		14,397

Balance, September 30, 2016	18,941	$78,025	$9,246	$(54,749)	$(27,186)	$5,336

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,746	$15,974

INVESTING ACTIVITIES
Payments for deferred development costs	(1,440)	(256)
NET CASH USED IN INVESTING ACTIVITIES	(1,440)	(256)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	27,500
Payments of long-term debt	(5,622)	(43,565)
Debt and common stock issuance cost and other	(677)	(292)
NET CASH USED IN FINANCING ACTIVITIES	(6,299)	(16,357)

NET INCREASE (DECREASE) IN CASH	7	(639)
CASH AT BEGINNING OF PERIOD	602	1,087
CASH AT END OF PERIOD	$609	$448

Cash paid during the period:
Interest	$67	$1,327
Income taxes	$412	$30

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $767,000 and $504,000 for the nine months ended September 30, 2017 and 2016, respectively.
●	Accounts payable at September 30, 2017 includes $110,000 for the estimated cost of subdividing the Kapalua Golf Academy practice course.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

3.	BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Basic and diluted	19,022,403	18,914,307	18,983,049	18,935,635
Potentially dilutive	27,500	25,281	27,500	25,281

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

4.	PROPERTY

Property at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$5,059	$5,059
Land improvements	24,732	18,051
Buildings	24,884	24,884
Machinery and equipment	10,965	10,965
Total property	65,640	58,959
Less accumulated depreciation	34,511	33,215
Net property	$31,129	$25,744

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

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water systems in West Maui. The majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970’s or conveyed in 2017. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

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

5.	ASSETS HELD FOR SALE AND REAL ESTATE OPERATING REVENUES

Assets held for sale at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Kapalua Resort, 15-acre Kapalua Golf Academy practice course	-	247
Assets held for sale	$212	$459

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In April 2017, approximately $6.7 million of land improvements were conveyed to the Company by the owner of a 125-acre portion of the Company’s Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to the Company upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property.

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

The Company has a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.46% at September 30, 2017). The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

Each of the Company’s non-employee directors and certain members of management receive restricted shares of common stock annually. Share-based compensations totaled $327,000 and $123,000 for the nine months ended September 30, 2017 and 2016, respectively, for vesting of restricted shares granted.

The Company’s officers and certain members of management receive share-based compensation based on their achievement of certain predefined performance goals and objectives under an incentive compensation plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years. Share-based compensations totaled $1,065,000 and $741,000 for the nine months ended September 30, 2017 and 2016, respectively, for shares issued and the vesting of restricted shares granted to the Company’s officers and certain members of management.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30	December 31,
	2017	2016
	(in thousands)

Defined benefit pension plans	$7,490	$7,560
Non-qualified retirement plans	1,654	1,674
Total	9,144	9,234
Less current portion	(164)	(175)
Non-current portion of accrued retirement benefits	$8,980	$9,059

The net periodic benefit costs for pension and postretirement benefits for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Interest cost	$560	$803	$1,680	$2,182
Expected return on plan assets	(562)	(659)	(1,686)	(1,977)
Amortization of net loss	204	253	612	760
Recognized gain due to settlements	-	(654)	-	(654)
Pension and other postretirement expenses (income)	$202	$(257)	$606	$311

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss	$204	$253	$612	$760
Recognized actuarial loss due to settlement	-	721	-	721

Total recognized loss in comprehensive income	$204	$974	$612	$1,481

9.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2017 and 2016 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance. In 2017, the Company expects to fully utilize the special alternative minimum tax net operating loss carryforward from 2008 which allows for 100% offset to the alternative minimum taxable income in subsequent years. Subsequent to the full utilization of the 2008 carryforward balance, the Company can only offset the normally allowed 90% of alternative minimum taxable income with net operating loss carryforwards from other years.

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

The Company’s reportable operating segment results are measured based on operating income, exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Reportable operating segment revenues and income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$290	$3,210	$14,281	$18,876
Leasing	1,353	1,680	4,309	4,572
Utilities	898	813	2,403	2,539
Resort amenities and other	299	359	866	1,030
Total Operating Segment Revenues	$2,840	$6,062	$21,859	$27,017
Operating Segment Income (Loss)
Real estate	$(38)	$2,768	$13,065	$16,778
Leasing	692	560	2,592	2,195
Utilities	410	124	936	630
Resort amenities and other	57	192	78	357
Total Operating Segment Income	$1,121	$3,644	$16,671	$19,960

11.	COMMITMENTS AND CONTINGENCIES

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

The fair value of cash, receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of long-term debt was estimated based on borrowing rates currently available to the Company for long-term debt with similar terms and maturities. The carrying amount of long-term debt at September 30, 2017 and December 31, 2016 was $1.2 million and $6.9 million, respectively, which approximated fair value. The fair value of long-term debt has been classified in the level 2 category.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the first nine months of 2017.

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2017 compared to Three and Nine months Ended September 30, 2016

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$2,840	$6,062	$21,859	$27,017
Operating costs and expenses	(1,719)	(2,418)	(5,188)	(7,057)
General and administrative	(648)	(648)	(1,723)	(1,698)
Share-based compensation	(253)	(67)	(1,065)	(741)
Depreciation	(463)	(498)	(1,296)	(1,486)
Pension and other postretirement expenses	(202)	257	(606)	(311)
Operating income	(445)	2,688	11,981	15,724
Interest expense	(39)	(213)	(152)	(1,327)
Net income (Loss)	$(484)	$2,475	$11,829	$14,397

Net income (Loss) per common share	$(0.03)	$0.13	$0.62	$0.76

The increase in share-based compensation during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was the result of higher performance-based awards under our equity and incentive award plan. The decrease in depreciation during the three and nine months ended September 30, 2017 compared to the same periods in 2016 reflects our sale of a 26,000 square foot building, commonly referred to as the Kapalua Village Center, in December 2016. The decrease in interest expense during the three and nine months ended September 30, 2017 compared to the same periods in 2016 is the result of the reduction and refinancing of our long-term debt. Included in pension and other postretirement expenses for the three and nine months ended September 30, 2016 is a reduction of approximately $0.7 million resulting from a one-time payment settlement with certain participants of our non-qualified retirement plans, which was paid in October 2016.

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$290	$3,210	$14,281	$18,876
Operating costs and expenses	(328)	(442)	(1,216)	(2,098)
Operating income (loss)	$(38)	$2,768	$13,065	$16,778

In April 2017, approximately $6.7 million of land improvements were conveyed to us by the owner of a 125-acre portion of our Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to us upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property.

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

Also included in our real estate operating revenues were sales commissions totaling $290,000 and $210,000 for the three months ended September 30, 2017 and 2016, respectively, and $600,000 and $876,000 for the nine months ended September 30, 2017 and 2016, respectively, from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate sales and development are cyclical and depend on a number of factors, many of which are beyond our control. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$1,353	$1,680	$4,309	$4,572
Operating costs and expenses	(661)	(1,120)	(1,717)	(2,377)
Operating income	$692	$560	$2,592	$2,195

Commercial and Industrial Leasing Occupancy:
Kapalua Resort	100%	86%	100%	86%
Other West Maui	90%	37%	90%	37%
Upcountry Maui	95%	90%	95%	90%

The decrease in operating revenue and operating costs and expenses during the three and nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were primarily due to the sale of the Kapalua Village Center in December 2016. In addition, operating costs and expenses for the three and nine months ended September 30, 2016 included a write-off of approximately $0.5 million of lease rent from an agricultural land and property tenant in Upcountry Maui.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$898	$813	$2,403	$2,539
Operating costs and expenses	(488)	(689)	(1,467)	(1,909)
Operating income (loss)	$410	$124	$936	$630

Consumption (in million gallons):
Potable	39	35	105	109
Non-potable/irrigation	197	165	497	480

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

The decrease in operating costs and expenses during the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to higher operational efficiencies and a decrease in the amount of potable water loss.

RESORT AMENITIES AND OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Operating revenues	$299	$359	$866	$1,030
Operating costs and expenses	(242)	(167)	(788)	(673)
Operating income	$57	$192	$78	$357

Kapalua Club Members	477	509	477	509

Dues collected from our Kapalua Club members are utilized principally to pay for access and other privileges to amenities operated by outside third parties in the Kapalua Resort.

The decrease in operating revenues during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the decrease in the number of members and annual membership dues. The increase in operating costs and expenses was due to an increase in amounts paid to operators of certain resort amenities used by club members.

LIQUIDITY AND CAPITAL RESOURCES

Revolving Line of Credit Facility

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank. The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.46% at September 30, 2017). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

Cash Flows

During the first nine months of 2017, net cash provided by our operating activities was $7.8 million as compared to $16.0 million for the first nine months of 2016.

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

Changes in Internal Controls Over Financial Reporting

We are in the process of reviewing and updating the internal controls and related procedures to reflect our change in filing status as an accelerated filer in January 2018. Except as otherwise noted above, there has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) occurred during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 2, 2017	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.