Form 10-K
period 2017-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2018-02-26
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510 MAUI LAND & PINEAPPLE COMPANY, INC. (Exact name of registrant as specified in its charter)
Hawaii (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification No.)
200 Village Road Lahaina, Maui, Hawaii 96761 (Address of principal executive offices) (Zip Code)
(808) 877-3351 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without Par Value (Title of each class)	NYSE (Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$135,117,734 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2017)	19,103,582 (Number of shares of common stock outstanding at February 16, 2018)

Portions of registrant’s Proxy Statement for registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K
(Documents incorporated by reference)

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

i

Forward Looking Statements

ii

PART I

Item 1. BUSINESS

Overview

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Depending upon the context, the terms “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

We own approximately 23,000 acres of land on the island of Maui, Hawaii and develop, sell, and manage residential, resort, commercial, agricultural and industrial real estate through the following business segments:

•

Real Estate—Our real estate operations consist of land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort.

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

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings as of December 31, 2017:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	–	900
Agricultural zoned	10,800	2,100	12,900
Conservation/watershed	9,000	–	9,000
	20,700	2,100	22,800

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

We have approximately 1,200 acres of land in Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2017:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates			Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2019	-	2039	$7.0	$500	-	$1,000

Hali’imaile Town	300	No	2029	-	2034	$0.4	$100	-	$200

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

Kapalua Mauka is a long-term expansion project of the Kapalua Resort which is located directly upslope of the existing resort development. As presently planned, it encompasses 800 acres and includes up to 639 residential units with extensive amenities, including up to 27 additional holes of golf. State and County land use entitlements have been secured for this project.

Kapalua Central Resort is a commercial town center and residential community located in the core of the Kapalua Resort. It is comprised of 46 acres and is planned to include up to 61,000 square feet of commercial space and 188 condominium and multi-family residential units. State and County land use entitlements have been secured for this project.

•

Hali`imaile Town: An expansion of an existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. The project includes 290 acres classified as “Small Town” in the long-range County of Maui Island Plan. This classification allows the potential for residential, industrial and commercial development at a moderate density. We are in the early stages of this project’s development and securing State and County land use entitlements are expected to take several years.

Projected development costs are expected to be financed by debt financing, private investment, joint ventures with other development or construction companies, or a combination of these methods.

Real Estate Sales – Our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provides licensed, general brokerage services for properties in the Kapalua Resort and surrounding areas.

Revenues from our Real Estate segment totaled $14.6 million, or approximately 60% of our total operating revenues for the year ended December 31, 2017.

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

Commercial and Industrial Leases – We are the owner and lessor of approximately 213,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2017:

	Total	Average
	Square	Occupancy	Lease
	Footage	Percentage	Expiration Dates
Kapalua Resort	55,553	98%	2018 – 2048
Other West Maui	18,352	79%	2018 – 2019
Upcountry Maui	139,039	73%	2018 - 2022

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

Revenues from our Leasing segment totaled $5.5 million, or approximately 23% of our total operating revenues for the year ended December 31, 2017.

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

Kapalua Water Company, Ltd. provides potable and non-potable water utility services to the Kapalua Resort, including its golf courses, hotels, residential subdivisions, commercial properties and landscaped common areas.

Kapalua Waste Treatment Company, Ltd. provides sewage collection and transmission services for the Kapalua Resort. Waste water treatment is processed by the County of Maui Lahaina Wastewater Reclamation Facility.

Non-Potable Irrigation Water Systems – We own and operate several non-potable wells, irrigation ditches, reservoirs and transmission systems serving the Kapalua Resort, the County of Maui, and agricultural users in West and Upcountry Maui.

Revenues from our Utilities segment totaled $3.2 million, or approximately 13% of our total operating revenues for the year ended December 31, 2017.

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

Revenues from our Resort Amenities segment totaled $1.1 million, or approximately 5% of our total operating revenues for the year ended December 31, 2017.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2017, we had 15 full-time employees, none of whom are members of a collective bargaining group.

Available Information

Our internet address is www.mauiland.com. Information about the Company is also available on www.kapalua.com. Reference in this annual report to these website addresses does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to our Business

Unstable macroeconomic market conditions could materially and adversely affect our operating results.

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

•

uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies resulting from changes in the U.S. presidential administration and concerns surrounding ongoing developments in the European Union, the Middle East and Asia;

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

•

tax law changes, including limits on, or the elimination of, the deductibility of certain mortgage interest expenses, the application of the alternative minimum tax, real property taxes and employee relocation expenses; and/or

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

Our insurance coverages may be inadequate to cover any losses we incur.

We maintain various insurance coverages for our business. We have engaged experts to assist us in the determination of our insurance policy terms, including coverage limits and deductibles, based on an evaluation of the level of potential risk, exposure and costs involved. This may result in insurance coverage that may not be sufficient to cover the full value of our losses in certain catastrophic or unforeseen circumstances. In addition, securing coverage in the event we file a claim under our insurance policies may involve substantial time, effort, resources and the risk that the insurance carrier may deny or dispute coverage under the policy. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our operating results, liquidity and financial condition could be adversely affected.

Unauthorized use of our trademarks could negatively impact our businesses.

We have several trademarks that we have registered in the United States and in several foreign countries. To the extent that our exclusive use of these trademarks is challenged, we intend to vigorously defend our rights. If we are not successful in defending our rights, our businesses could be adversely impacted.

Failure to maintain the security of our internal and customer electronic information could adversely affect our operations, damage our business reputation and subject us to possible costs and legal action.

Our business relies on computers and digital technology to process a significant portion of our transactions and store our business records. In addition to internal employment and other sensitive data, we and our service providers also maintain certain digitally-stored information about our customers, including credit card numbers and other personally identifiable information. We, therefore, face risks associated with security breaches or disruptions including cyber-attacks, malware, computer viruses, unauthorized access to our networks and other cyber-related concerns.

The integrity and protection of our employee, customer and other company data are critical to us. Although we and our service providers make efforts to maintain the security and integrity of our computer systems and networks, including implementation of various control and protection measures, there can be no assurance that our security efforts or measures will be effective or that attempted security breaches or disruptions will be avoided. Because of the dynamic and ever evolving nature of techniques utilized in attempted security breaches, it is impossible for us and our service providers to entirely mitigate this risk. We also cannot estimate or predict with any certainty the potential costs or consequences that may be involved in the event of a material cyber security breach or disruption. Our failure to maintain security over our data, including penetration of our network security and potential misappropriation of confidential and personal information could result in disruption to our operations, damage to our business reputation, possible costs and legal action.

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

Changes in U.S. accounting standards may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow.

In February 2016, the Boards issued an Accounting Standards Update (ASU), which changes certain aspects of accounting for leases for both lessees and lessors. Since February 2016, several additional ASUs have been issued to clarify implementation issues. The final update is effective on January 1, 2019. We are still evaluating the impact of this standard on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee;
•

Significant changes in the timing of revenue recognition (related to lease arrangements in which we are the lessor) or expense recognition (related to the lease arrangements in which we are the lessee), stemming from the potential classification of financing or sales-type leases under the new ASU, for leases that are classified as operating leases under the current accounting standards; and

•	Significant fluctuations in our reported results of operations.

In addition, the new accounting update could make leasing/re-leasing of our space less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the current guidance, our tenants do not reflect operating leases with us as a liability on their balance sheets, but only provide a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard will require that lessees record on the balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in rentable square feet leased may lead to reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers and subsequently issued an ASU on recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The updates became effective for us on January 1, 2018. The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

Any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal controls over financial reporting, could result in materially inaccurate financial statements, which in turn could harm our operating results or cause us to fail to meet our reporting obligations. The adoption of new accounting standards could also affect the calculation of our credit facility covenants. We cannot be assured that we will be able to work with our lenders to amend our credit facility covenants in response to changes in accounting standards.

Risks Related to Indebtedness

We have entered into a credit agreement for a $15.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2019 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations and adversely affect our operations and financial results.

The terms of our credit facility includes covenants requiring among other things, a minimum of $1.5 million in liquidity (as defined), a maximum of $45.0 million in total liabilities and a limitation on new indebtedness. Our ability to continue to borrow under our credit facility to fund our business initiatives depends upon our ability to comply with these covenants.

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

In 2017, the low and high share prices of our common stock ranged from $6.95 to $27.80. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

As of February 16, 2018, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2017 was approximately 65,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2017:

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

Our common stock is traded on the NYSE under the symbol “MLP.” We did not declare any dividends in 2016 or 2017. Our ability to declare dividends is restricted by the terms of our credit agreement. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of February 16, 2018, there were 254 shareholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The quarterly high and low intraday sales prices of our common stock, as reported by the NYSE, during 2016 and 2017 were as follows:

	2016 Quarter				2017 Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$6.23	$7.62	$7.97	$7.30	$11.95	$21.90	$27.80	$18.80
Low	4.73	5.23	6.23	6.36	6.95	11.00	11.88	12.80

Unregistered Sales of Equity Securities

None.

Repurchases

None.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report.

Item 6.	SELECTED FINANCIAL DATA

Because we were a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, during the year covered by this report, we are not required to provide the information required by this Item.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2017 and 2016

CONSOLIDATED

	Year Ended December 31,
	2017	2016
	(in thousands except share amounts)

Operating revenues	$24,377	$47,364
Operating costs and expenses	(6,826)	(13,703)
General and administrative	(2,515)	(2,204)
Share-based compensation	(1,319)	(984)
Depreciation	(1,756)	(1,984)
Pension and other postretirement expense	(871)	(5,019)
Operating Income	11,090	23,470
Interest Expense	(190)	(1,656)
Net Income	$10,900	$21,814

Net Income per Common Share	$0.57	$1.15

REAL ESTATE

	Year Ended December 31,
	2017	2016
	(in thousands)

Operating revenues	$14,575	$37,116
Operating costs and expenses	(1,457)	(7,460)
Operating income	$13,118	$29,656

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

In February 2017, we sold the 15-acre Kapalua Golf Academy practice course located in the Kapalua Resort for $7.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The property was sold without any development entitlements. The sale resulted in a gain of approximately $6.4 million. We applied $5.6 million of the sale proceeds to pay down our First Hawaiian Bank credit facility.

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

Included in real estate operating revenues are real estate sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. Real estate commissions totaled $0.9 million and $1.1 million for 2017 and 2016, respectively. The decrease in real estate operating costs and expenses for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to lower costs of sales associated with the aforementioned real estate sales.

We did not have any significant real estate development expenditures in 2017 or 2016.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Year Ended December 31,
	2017	2016
	(in thousands)

Operating Revenues	$5,527	$5,324
Operating Costs and Expenses	(2,444)	(2,971)
Operating Income	$3,083	$2,353

Average Occupancy Rates:
Kapalua Resort	98%	96%
Other West Maui	79%	95%
Upcountry Maui	73%	90%

Leasing operating revenues for the year ended December 31, 2017 were comprised of $4.6 million of leasing revenues and $0.9 million of licensing fees from our registered trademarks and trade names. This compares to $4.5 million of leasing revenues and $0.8 million of licensing fees for 2016. The decrease in leasing operating costs and expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the write-off in 2016 of approximately $0.5 million of lease rent from an agricultural land and property tenant in Upcountry Maui and straight-line rent adjustments totaling approximately $0.4 million.

The decrease in our Upcountry Maui average occupancy rates during the year ended December 31, 2017 was the result of our restructuring of a lease agreement with an agricultural land and property tenant. We plan to renovate and repurpose certain of the properties before leasing them to other tenants.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2017	2016
	(in thousands)

Operating Revenues	$3,153	$3,345
Operating Costs and Expenses	(1,892)	(2,325)
Operating Income	$1,261	$1,020

Consumption (in million gallons):
Potable	128	134
Non-potable/irrigation	643	579

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a third-party water maintenance company to manage our non-potable irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilites operating income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to cost saving and other efficiency measures put into place during 2017. We did not incur any significant capital or maintenance expenditures related to our Utilities segment infrastructure in 2017 or 2016.

RESORT AMENITIES

	Year Ended December 31,
	2017	2016
	(in thousands)

Operating Revenues	$1,122	$1,579
Operating Costs and Expenses	(1,033)	(947)
Operating Income	$89	$632

Kapalua Club Members	457	504

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and pays contracted fees to provide access for its members to the spa, beach club and other resort amenities. The decrease in operating revenues for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in the number of members and the recognition of approximately $200,000 in 2016 of club membership revenues previously deferred in connection with the Company’s project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay, as a result of revised projections of the estimated life of those club memberships.

Interest Expense

Interest expense was $0.2 million for 2017 compared to $1.7 million for 2016. Our average interest rates on borrowings was 5.83% for 2017, compared to 5.08% for 2016, and average borrowings were $1.7 million in 2017 compared to $30.0 million in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.0 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of December 31, 2017.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 4.86% and 4.37% at December 31, 2017 and 2016, respectively. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of December 31, 2017, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow provided by our operating activities totaled $8.4 million for the year ended December 31, 2017. Net proceeds from sales of real estate assets totaled $7.0 million, $5.6 million of which was used to reduce our long-term debt.

Interest payments on our long-term debt totaled $99,000 for the year ended December 31, 2017.

We were not required to make any minimum funding contributions to our defined benefit pension plans during 2017 and we do not expect to be required to make any contributions for 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in “Summary of Significant Accounting Policies,” Note 1 to our financial statements set forth in Item 8 of this annual report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as being critical to our financial statements are as follows:

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our real estate segment, totaled $10.4 million at December 31, 2017. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, we have concluded that our deferred development costs will be recoverable from our future development projects. Our assumptions and estimates could be subject to significant change because of the long-term nature of our development plans and the uncertainty of when or if certain projects will be developed.

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

OFF-BALANCE SHEET ARRANGMENTS

As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, during the year covered by this report, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting including obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii

February 23, 2018

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$1,029	$602
Accounts receivable, less allowance of $40 and $57 for doubtful accounts	940	1,503
Prepaid expenses and other assets	159	190
Assets held for sale	212	459
Total Current Assets	2,340	2,754
PROPERTY
Land	5,059	5,059
Land improvements	24,727	18,051
Buildings	24,884	24,884
Machinery and equipment	10,980	10,965
Total Property	65,650	58,959
Less accumulated depreciation	34,971	33,215
Net Property	30,679	25,744
OTHER ASSETS
Deferred development costs	10,395	8,843
Other noncurrent assets	1,387	1,542
Total Other Assets	11,782	10,385
TOTAL ASSETS	$44,801	$38,883
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$696	$569
Payroll and employee benefits	784	607
Current portion of accrued retirement benefits	164	175
Income taxes payable	-	443
Other current liabilities	203	604
Total Current Liabilities	1,847	2,398
LONG-TERM LIABILITIES
Long-term debt	1,235	6,857
Accrued retirement benefits	7,867	9,059
Deposits	2,449	2,378
Deferred revenue	215	409
Other noncurrent liabilities	44	40
Total Long-Term Liabilities	11,810	18,743
COMMITMENTS & CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized; 19,040,273 and 18,958,018 shares issued and outstanding	78,584	78,123
Additional paid in capital	9,246	9,246
Accumulated deficit	(36,432)	(47,332)
Accumulated other comprehensive loss	(20,254)	(22,295)
Total Stockholders' Equity	31,144	17,742
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$44,801	$38,883

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate
Sales	$13,681	$36,000
Commissions	894	1,116
Leasing	5,527	5,324
Utilities	3,153	3,345
Resort amenities and other	1,122	1,579
Total Operating Revenues	24,377	47,364

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	579	6,188
Other	878	1,272
Leasing	2,444	2,971
Utilities	1,892	2,325
Resort amenities and other	1,033	947
General and administrative	2,515	2,204
Share-based compensation	1,319	984
Depreciation	1,756	1,984
Pension and other post-retirement expenses	871	5,019
Total Operating Costs and Expenses	13,287	23,894

OPERATING INCOME	11,090	23,470
Interest expense	(190)	(1,656)
NET INCOME	10,900	21,814
Pension, net of income taxes of $0	2,041	6,372
COMPREHENSIVE INCOME	$12,941	$28,186

NET INCOME PER COMMON SHARE --BASIC AND DILUTED	$0.57	$1.15

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2017 and 2016

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Acumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2016	18,868	$77,628	$9,246	$(69,146)	$(28,667)	$(10,939)

Share-based compensation expense			315			315
Issuance of shares for incentive plan	99	504				504
Vested restricted stock issued	50	315	(315)			-
Shares cancelled to pay tax liability	(59)	(324)				(324)
Other comprehensive gain-pension (Note 6)					6,372	6,372
Net income				21,814		21,814
Balance, December 31, 2016	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation expense			448			448
Issuance of shares for incentive plan	94	767				767
Vested restricted stock issued	59	448	(448)			-
Shares cancelled to pay tax liability	(71)	(754)				(754)
Other comprehensive gain-pension (Note 6)					2,041	2,041
Net income				10,900		10,900
Balance, December 31, 2017	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$14,708	$14,866
Cash receipts from real estate sales, net	6,990	35,570
Cash paid to vendors	(11,427)	(13,089)
Cash paid for payroll and taxes	(1,410)	(1,221)
Cash paid for interest	(99)	(2,219)
Cash paid for income taxes	(412)	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,350	33,877

INVESTING ACTIVITIES
Purchases of property	-	(268)
Payments for other assets	(1,521)	(63)
NET CASH USED IN INVESTING ACTIVITIES	(1,521)	(331)

FINANCING ACTIVITIES
Proceeds from long-term debt	300	27,500
Payments of long-term debt	(5,922)	(61,208)
Debt and common stock issuance costs and other	(780)	(323)
NET CASH USED IN FINANCING ACTIVITIES	(6,402)	(34,031)

NET INCREASE (DECREASE) IN CASH	427	(485)
CASH AT BEGINNING OF YEAR	602	1,087
CASH AT END OF YEAR	$1,029	$602

SUPPLEMENTAL INFORMATION:

Net income	$10,900	$21,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,937	2,990
Conveyance of improvements	(6,691)
Share based compensation	448	315
Loss on property disposals	-	12
Changes in operating assets and liabilities:
Accounts receivable	563	25
Change in retirement liabilities	838	4,976
Trade accounts payable	127	(106)
Income taxes payable	(443)	(30)
Other operating assets and liabilities	671	3,881
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,350	$33,877

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $767,000 and $315,000 in 2017 and 2016, respectively.

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments in deferred development costs in 2017 or 2016.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. There were no impairments in long-lived assets in 2017 or 2016.

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

Overview

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

Other revenues are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Deferred revenues from annual dues received from the private club membership program at the Kapalua Resort are recognized on a straight-line basis over one year.

Recent accounting pronouncements – Lease Accounting

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is effective for the Company no later than January 1, 2019, with early adoption permitted. The ASU requires the Company to identify lease and nonlease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Company expects to adopt the new lease accounting standard on January 1, 2019.

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. Based on the required adoption date of January 1, 2019 for the Company, the modified retrospective method for this ASU requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

The FASB has also issued a proposed amendment to the lease ASU that would provide an entity an optional transition method to initially account for the impact of the adoption of the new lease ASU with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under the lease ASU, an entity may elect a practical expedient package, which allows for the following:

• An entity need not reassess whether any expired or existing contracts are or contain leases;

• An entity need not reassess the lease classification for any expired or existing leases; and

• An entity need not reassess initial direct costs for any existing leases.

These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in Board meeting minutes of May 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under the ASU, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate a cumulative adjustment to the opening balance of retained earnings.

The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date.

Lessor accounting

The Company recognized revenue from our lease agreements aggregating $5.5 million for the year ended December 31, 2017. This revenue consisted primarily of rental revenue, percentage rental revenue, and tenant recoveries.

Under current accounting standards, the Company recognizes rental revenue from its operating leases on a straight-line basis over the respective lease terms. The Company commences recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. The Company recognizes these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under the lease ASU, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis).

The Company has not completed the analysis of this ASU. If the proposed practical expedient mentioned above is adopted and the Company elects it, the Company expects tenant recoveries that qualify as nonlease components to be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects that its tenant recoveries would be separated into lease and nonlease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

Tenant recoveries that are categorized as lease components will generally be variable consideration with revenue recognized as the recoverable services are provided. Tenant recoveries that are categorized as nonlease components will be recognized at a point in time or over time based on the pattern of transfer of the underlying goods or services to the tenants.

Costs to execute leases

The new lease ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under the new lease ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. During the year ended December 31, 2017, the Company did not capitalize such costs. Under the new lease ASU, these costs will be expensed as incurred. However, the Company will have the option, under the practical expedient provided by the lease ASU, to continue to amortize previously capitalized initial direct costs incurred prior to the adoption of the ASU.

Lessee accounting

Under the new lease ASU, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by the lessor. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases. Leases with a lease term of 12 months or less will be accounted for similar to existing guidance for operating leases.

The ASU requires the recognition of a right-of-use asset and a related liability to account for the Company’s future obligations under the office and equipment lease arrangements for which the Company is the lessee. For the year ended December 31, 2017, the Company recognized rent expense of approximately $50,000 for these leases. As of December 31, 2017, the remaining contractual payments under the office and equipment leases are $34,000. All of the aforementioned leases for which the Company is the lessee are currently classified as operating leases, and therefore, the Company will have the option, under the practical expedients provided by the lease ASU, to continue to classify these leases as operating leases upon adoption of the ASU. If the Company selects this practical expedient, it would apply to all of the leases, whether the Company is the lessee or the lessor. The Company is still evaluating the impact to the consolidated financial statements from the initial recognition of each lease liability upon adoption and the pattern of recognition of lease expense subsequent to adoption.

Recent accounting pronouncements – Revenue Recognition

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, as well as recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers, and subsequently, it issued additional guidance that further clarified the ASU. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards, such as revenue associated with leases (described above). The Company’s revenues for the year ended December 31, 2017, that would have been subject to the revenue recognition ASU had it been effective during the period, were as follows (in thousands):

Real estate
Sales	$13,681
Commissions	894
Utilities	3,153
Resort amenities and other	1,122
Total	$18,850

The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition, but will determine whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in the Company’s financial statements.

The ASU will require the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

An entity will also be required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange. Upon adoption of the new lease ASU in 2019, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the revenue recognition ASU, pending the resolution of the proposed amendment issued by the FASB in January 2018. Property services categorized as nonlease components that are reimbursed by the Company’s tenants may need to be presented on a net basis if it is determined that the Company held an agent arrangement.

The revenue recognition ASU is effective on January 1, 2018. Entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. The Company has elected to adopt the revenue recognition ASU using the modified retrospective method.

The Company further elected to apply this new ASU only to contracts not completed as of January 1, 2018. For all contracts within this scope, the Company recognized revenues totaling $18.9 million for the year ended December 31, 2017. The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

OPERATING COSTS AND EXPENSES

Real estate, leasing, utilities, resort amenities, and general and administrative costs and expenses are reflected exclusive of depreciation and pension and other post-retirement expenses.

INCOME TAXES

The Company accounts for uncertain tax positions in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (Note 8).

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

The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company is applying the guidance in Securities and Exchange Commission Staff Accounting Bulletin (SAB) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on applying FASB Accounting Standards Codification (ASC) 740, Income Taxes, if the accounting for certain income tax effects of the TCJA are incomplete by the time the financial statements are issued for a reporting period. Specifically, SAB 118 permits companies to use reasonable estimates and provisional amounts for some line items for taxes when preparing year-end 2017 financial statements. Additional disclosures required by SAB 118 are included in Note 8.

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

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawaii and the mainland United States; high unemployment rates and low consumer confidence; uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies resulting from changes in the U.S. presidential administration and concerns surrounding ongoing developments in the European Union, Middle East, and Asia; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This ASU simplifies the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. This ASU became effective for the Company in 2017 and did not have a material effect on its financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information to determine credit loss estimates. This ASU will be effective for annual reporting periods beginning after December 15, 2019 for public business entities. The Company is in the process of assessing the impact of ASU No. 2016-13 on its financial statements.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows-Restricted Cash. This ASU addresses the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU will be effective for annual reporting periods beginning after December 15, 2017 for public business entities. The Company is in the process of assessing the impact of ASU No. 2016-18 on its financial statements.

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

In March 2017, FASB issued ASU No. 2017-07, Compensation-Retirement Benefits. This ASU aims to improve the presentation of the net periodic pension cost and net periodic postretirement benefit cost by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU will be effective for public business entities for annual periods beginning after December 15, 2017. The Company is in the process of assessing the impact of ASU No, 2017-07 on its financial statements.

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

	Year Ended December 31,
	2017	2016
Basic and diluted	18,995,274	18,923,622
Potentially dilutive	27,500	26,822

2.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

At December 31, 2017 and 2016 assets held for sale consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Kapalua Resort, 15-acre golf practice course	-	247
Assets held for sale	$212	$459

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

In February 2017, the Company sold the 15-acre Kapalua Golf Academy practice course located in the Kapalua Resort for $7.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The property was sold without any development entitlements. The sale resulted in a gain of approximately $6.4 million. The Company used $5.6 million of the sale proceeds to pay down its long-term debt.

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

Land

Most of the Company’s 22,800 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. Approximately 20,700 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 2,100 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 4.86% and 4.37% at December 31, 2017 and 2016, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of December 31, 2017.

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

	2017	2016
	(in thousands)
Minimum rentals	$2,495	$2,458
Percentage rentals	1,255	1,172
Licensing fees	868	814
Other (primarily common area recoveries)	909	880
Total	$5,527	$5,324

Property at December 31, 2017 and 2016 includes leased property of $29.4 million and $29.3 million, respectively (before accumulated depreciation of $16.3 million and $15.0 million, respectively).

Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2018	$2,333
2019	2,294
2020	2,380
2021	2,018
2022	1,386
Thereafter	2,381

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)

Defined benefit pension plans	$5,812	$7,560
Non-qualified retirement plans	2,219	1,674
Total	8,031	9,234
Less current portion	(164)	(175)
Non-current portion of accrued retirement benefits	$7,867	$9,059

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

During the fourth quarter of 2016, participants who had terminated employment and had not started to collect their pension benefits were offered a limited-time opportunity to take their benefits as a one-time lump sum payment. The offer was extended to approximately 500 participants of which 325 participants elected to take the one-time lump sum payment. In total, approximately $9.3 million of lump sum settlement payments were paid out of the trusts for the defined benefit pension plans.. In addition, approximately $0.8 million of one-time lump sum payments were made to settle obligations under the Company’s non-qualified retirement plans.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2017 and 2016, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2017 and 2016 were as follows:

	2017			2016
	(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year		$56,378			$66,852
Interest cost		2,216			2,804
Actuarial loss (gain)		2,074			1,042
Benefits paid	(4,216)				(4,217)
Lump sum payments		-			(10,103)
Benefit obligations at end of year		56,452			56,378

Change in plan assets:
Fair value of plan assets at beginning of year		47,176			56,434
Actual return on plan assets		5,531			5,188
Employer reimbursement for retirement benefits	(230)				(1,054)
Employer contributions		181			928
Benefits paid	(4,216)				(4,217)
Lump sum payments		-			(10,103)
Fair value of plan assets at end of year		48,442			47,176

Funded status	$(8,010)				$(9,202)
Accumulated benefit obligations		$56,452			$56,378

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.59%	-	3.64%	4.07%	-	4.14%
Expected long-term return on plan assets	5.00%			5.00%
Rate of compensation increase	n/a			n/a

Accumulated other comprehensive loss of $20.2 million and $22.3 million at December 31, 2017 and 2016, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2018, $0.7 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2017	2016
	(in thousands)

Pension and other benefits:
Interest cost	$2,216	$2,804
Expected return on plan assets	(2,255)	(2,713)
Recognized net actuarial loss	840	1,030
Settlement/Curtailment Expense	-	3,958
Pension expense	$801	$5,079

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net gain	$(1,201)	$(1,384)
Recognized gain	(840)	(4,988)
Total recognized gain in comprehensive income	$(2,041)	$(6,372)

Weighted average assumptions used to determine net periodic benefit cost:	2017			2016
Pension benefits:
Discount rate	4.07%	-	4.14%	4.30%	-	4.44%
Expected long-term return on plan assets	5.00%			5.00%
Rate of compensation increase	n/a			n/a

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

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category, were as follows:

	2017 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$14,772	$14,772
AHGT pooled fixed income funds	-	32,581	32,581
Cash management funds	-	1,089	1,089
	$-	$48,442	$48,442

	2016 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$7,177	$7,177
AHGT pooled fixed income funds	-	39,025	39,025
Cash management funds	-	974	974
	$-	$47,176	$47,176

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

Estimated future benefit payments are as follows (in thousands):

2018	$4,225
2019	4,154
2020	4,077
2021	3,981
2022	3,865
2023 - 2027	17,680

The Company does not expect to be required to make minimum contributions to its pension plans in 2018. No required minimum contributions were made in 2017 or 2016.

7.	SHARE-BASED COMPENSATION

The Company’s directors, officers and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (Equity Plan). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Share-based compensation is determined and awarded annually to the Company’s officers and certain members of management based on their achievement of certain predefined performance goals and objectives under the Equity Plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years.

Share-based compensation totaled $1,319,000 and $984,000 for 2017 and 2016, respectively. Included in these amounts were $448,000 and $315,000 of restricted shares of common stock which vested during 2017 and 2016, respectively.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In December 2017, The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The TCJA also establishes new tax laws that will affect future periods, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) limiting deductible interest expense; (3) modifying the tax treatment of like-kind exchanges; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (5) imposing a new provision designed to tax global intangible low-tax income; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) limiting the use of net operating loss carryforwards created in tax years beginning after December 31, 2017; (8) modifying the limitations on the use of foreign tax credits to reduce our U.S. income tax liability; (9) permanently eliminating the corporate alternative minimum tax and allowing credits to reduce our U.S. income tax liability; and (10) further restricting the deductibility of certain executive compensation and fringe benefits. The Company is in the process of analyzing the final legislation and determining an estimate of the financial impact

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 35% for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Federal income tax expense at statutory rate	$3,815	$7,635
Adjusted for:
Valuation allowance	(3,814)	(7,603)
Permanent differences and other	(1)	(32)
Income tax benefit - continuing operations	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Net operating loss and tax credit carryforwards	$25,745	$38,915
Joint venture and other investments	(22)	18
Accrued retirement benefits	2,483	3,924
Property net book value	1,716	2,801
Deferred revenue	546	953
Stock compensation	13	22
Reserves and other	(115)	404
Total deferred tax assets	30,366	47,037
Valuation allowance	(30,366)	(47,037)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. The Company had $83.3 million in federal net operating loss carry forwards at December 31, 2017, that expire from 2029 through 2034. The Company had $97.4 million in state net operating loss carry forwards at December 31, 2017, that expire from 2029 through 2034. In 2017, the Company fully utilized the special alternative minimum tax net operating loss carryforward from 2008 which allowed for 100% offset to the alternative minimum taxable income for 2017.

In accordance with SAB 118, during the year ended December 31, 2017, we recorded an adjustment of $12.1 million to the deferred tax assets and valuation allowance as a result of the TCJA’s reduction of the Federal corporate rate from 35% to 21%.

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

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

Condensed financial information for each of the Company’s reportable segments for the years ended December 31, 2017 and 2016 were as follows:

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2017
Operating revenues (1)	$14,575	$5,527	$3,153	$1,121	$1	$24,377
Operating costs and expenses	(1,457)	(2,444)	(1,892)	(978)	(55)	(6,826)
Depreciation expense	-	(1,207)	(393)	(52)	(104)	(1,756)
General and administrative and other expenses	(982)	(742)	(306)	(531)	(2,144)	(4,705)
Operating income (loss)	12,136	1,134	562	(440)	(2,302)	11,090
Interest expense						(190)
Income from continuing operations						$10,900

Capital expenditures (3)	$1,457	$-	$-	$-	$-	$1,457
Assets (4)	$13,261	$18,100	$2,932	$1,216	$9,292	$44,801

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2016
Operating revenues (1)	$37,116	$5,324	$3,345	$1,487	$92	$47,364
Operating costs and expenses	(7,460)	(2,971)	(2,325)	(897)	(50)	(13,703)
Depreciation expense	-	(1,524)	(394)		(66)	(1,984)
General and administrative and other expenses	(829)	(626)	(271)	(385)	(6,096)	(8,207)
Operating income (loss)	28,827	203	355	205	(6,120)	23,470
Interest expense						(1,656)
Income from continuing operations						$21,814

Capital expenditures (3)	$123	$-	$-	$-	$-	$123
Assets (4)	$11,634	$19,721	$3,604	$1,476	$2,448	$38,883

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. Intersegment revenues were insignificant.
(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, and pension and other post-retirement expenses.
(3)	Primarily includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

10.	RESERVES

Allowance for doubtful accounts for 2017 and 2016 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
(in thousands)
Allowance for Doubtful Accounts
2017	$57	$-	$(17)	$40
2016	$319	$578	$(840)	$57

11.	COMMITMENTS AND CONTINGENCIES

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2017 and 2016 was $1,235,000 and $6,857,000, respectively, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above. See Note 6 for the classification of the fair value of pension assets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Accuity LLP, an independent registered public accounting firm as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have updated the internal controls and related procedures to reflect our change in filing status as an accelerated filer in January 2018. Except as otherwise noted above, there have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the information regarding our executive officers and the Company’s Code of Business Conduct and Ethics (Code of Ethics) set forth below, the information required by this Item 10 is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Executive Officers

The names, ages and certain biographical information about our executive officers, as of February 1, 2018, are provided below.

Warren H. Haruki (65)

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

Tim T. Esaki (55)

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

Code of Ethics

Our Board of Directors approved the Code of Ethics in March 2008. The Code of Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. The Code of Ethics is intended to qualify as a “code of ethics” for purposes of Item 406(b) of Regulation S-K. The Code of Ethics is posted on our website at http://mauiland.com/investor.shtml. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Ethics by posting such information on our website.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth below, the information required by this Item 12 is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2017, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2017 Equity and Incentive Award Plan	27,500	$7.48	1,309,560

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Balance Sheets as of December 31, 2017 and 2016 Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Financial Statements

(a)3.     Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
10.11#	2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.22	Loan Agreement, by and among the Company and first Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.24	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
21	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 23, 2018					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Link Document					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

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

By	/s/ Warren H. Haruki	Date February 23, 2018
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date February 23, 2018
Stephen M. Case, Director

By	/s/ David A. Heenan	Date February 23, 2018
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date February 23, 2018
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date February 23, 2018
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date February 23, 2018
Tim T. Esaki, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Paulus Subrata	Date February 23, 2018
Paulus Subrata, Controller
(Principal Accounting Officer)