Form 10-Q
period 2018-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2018-04-27
CIK 63330

 30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
(Do not check if a smaller reporting company)
Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2018
Common Stock, no par value	19,178,296 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$1,050	$1,029
Accounts receivable, less allowance of $40 for doubtful accounts	972	940
Prepaid expenses and other assets	192	159
Assets held for sale	212	212
Total current assets	2,426	2,340

PROPERTY	65,650	65,650
Accumulated depreciation	(35,410)	(34,971)
Net property	30,240	30,679

OTHER ASSETS
Deferred development costs	10,485	10,395
Other noncurrent assets	1,363	1,387
Total other assets	11,848	11,782

TOTAL ASSETS	$44,514	$44,801

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$684	$696
Payroll and employee benefits	310	784
Current portion of accrued retirement benefits	169	164
Deferred revenue	555	24
Other current liabilities	160	179
Total current liabilities	1,878	1,847

LONG-TERM LIABILITIES
Long-term debt	1,235	1,235
Accrued retirement benefits	7,780	7,867
Deposits	2,594	2,449
Deferred revenue	64	215
Other noncurrent liabilities	44	44
Total long-term liabilities	11,717	11,810

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,091,288 and 19,040,273 shares issued and outstanding	79,138	78,584
Additional paid in capital	9,246	9,246
Accumulated deficit	(37,396)	(36,432)
Accumulated other comprehensive loss	(20,069)	(20,254)
Total stockholders' equity	30,919	31,144
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$44,514	$44,801

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$36	$7,139
Leasing	1,495	1,586
Utilities	704	676
Resort amenities and other	307	282
Total operating revenues	2,542	9,683

OPERATING COSTS AND EXPENSES
Real estate	66	736
Leasing	578	469
Utilities	521	553
Resort amenities and other	353	333
General and administrative	831	489
Share-based compensation	579	559
Depreciation	439	416
Total operating costs and expenses	3,367	3,555

OPERATING INCOME (LOSS)	(825)	6,128

Pension and other post-retirement expenses	(102)	(202)
Interest expense	(37)	(94)
NET INCOME (LOSS)	$(964)	$5,832
Pension, net of income taxes of $0	185	204
COMPREHENSIVE INCOME (LOSS)	$(779)	$6,036

NET INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED	$(0.05)	$0.31

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144
Share-based compensation	71	845	120			965
Vested restricted stock issued	15	120	(120)			-
Shares cancelled to pay tax liability	(35)	(411)				(411)
Other comprehensive income - pension					185	185
Net loss				(964)		(964)

Balance, March 31, 2018	19,091	$79,138	$9,246	$(37,396)	$(20,069)	$30,919

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742
Share-based compensation			87			87
Vested restricted stock issued	14	87	(87)			-
Shares cancelled to pay tax liability	(4)	(50)				(50)
Other comprehensive income - pension					204	204
Net income				5,832		5,832

Balance, March 31, 2017	18,968	$78,160	$9,246	$(41,500)	$(22,091)	$23,815

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$522	$7,052

INVESTING ACTIVITIES
Payments of deferred development costs	(90)	(1,376)
NET CASH USED IN INVESTING ACTIVITIES	(90)	(1,376)

FINANCING ACTIVITIES
Payments of long-term debt	-	(5,622)
Debt and common stock issuance costs and other	(411)	(77)
NET CASH USED IN FINANCING ACTIVITIES	(411)	(5,699)

NET INCREASE (DECREASE) IN CASH	21	(23)
CASH AT BEGINNING OF PERIOD	1,029	602
CASH AT END OF PERIOD	$1,050	$579

Cash paid during the period:
Interest	$30	$50

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $845,000 for the three months ended March 31, 2018.
●	Accounts payable at March 31, 2018 and 2017 includes $100,000 and $150,000, respectively, for the estimated cost of subdividing the Kapalua Golf Academy practice course.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2017 condensed consolidated balance sheet were reclassified to conform to the current period’s presentation. Such amounts had no impact on total assets and liabilities or net income and comprehensive income (loss) previously reported.

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted	19,058,202	18,962,823
Potentially dilutive	27,500	27,500

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

Potentially dilutive shares arise from non-qualified stock options to purchase common stock. The treasury stock method is utilized to determine the number of potentially dilutive shares related to the outstanding non-qualified stock options.

4.     PROPERTY

Property at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$5,059	$5,059
Land improvements	24,727	24,727
Buildings	24,884	24,884
Machinery and equipment	10,980	10,980
Total property	65,650	65,650
Less accumulated depreciation	35,410	34,971
Net property	$30,240	$30,679

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2017	December 31, 2017
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Assets held for sale	$212	$212

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

In February 2017, the Company sold the 15-acre Kapalua Golf Academy practice course located in the Kapalua Resort for $7.0 million to the owner of the Kapalua Plantation and Bay Golf Courses. The property was sold without any development entitlements. The sale resulted in a gain of approximately $6.4 million. The Company used $5.6 million of the sale proceeds to pay down its long-term debt.

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 4.35% and 4.86% at March 31, 2018 and December 31, 2017, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of March 31, 2018.

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

Share-based compensation totaled $579,000 and $559,000 for the three months ended March 31, 2018 and 2017, respectively. Included in these amounts were $120,000 and $87,000 of restricted shares of common stock which vested during the first three months of 2018 and 2017, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31	December 31,
	2018	2017
	(in thousands)

Defined benefit pension plans	$5,706	$5,812
Non-qualified retirement plans	2,243	2,219
Total	7,949	8,031
Less current portion	(169)	(164)
Non-current portion of accrued retirement benefits	$7,780	$7,867

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months
	Ended March 31,
	2018	2017
	(in thousands)
Interest cost	$495	$557
Expected return on plan assets	(578)	(562)
Amortization of net loss	185	207
Pension and other postretirement expenses	$102	$202

9.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2018 and 2017 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance. In 2017, the Company fully utilized the special alternative minimum tax net operating loss carryforward from 2008 which allows for 100% offset to the alternative minimum taxable income in subsequent years.

10.     REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments are as follows:

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

Reportable operating segment revenues and income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months
	Ended March 31,
	2018	2017
	(in thousands)
Operating Segment Revenues
Real estate	$36	$7,139
Leasing	1,495	1,586
Utilities	704	676
Resort amenities and other	307	282
Total Operating Segment Revenues	$2,542	$9,683
Operating Segment Income (Loss)
Real estate	$(30)	$6,403
Leasing	917	1,117
Utilities	183	123
Resort amenities and other	(46)	(51)
Total Operating Segment Income	$1,024	$7,592

11.	COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2018 and December 31, 2017 was $1,235,000, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above.

13.     NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) on recognition of revenue arising from contracts with customers, as well as recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers, and subsequently, it issued additional guidance that further clarified the ASU. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards, such as revenue associated with leases (described below).

The Company’s revenues for the three months ended March 31, 2018, that were subject to the revenue recognition ASU were as follows (in thousands):

Real estate	$36
Utilities	704
Resort amenities and other	307
Total	$1,047

The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time except for the resort amenities revenue where the annual membership dues are recognized over a period of twelve months.

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition, but determines whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in the Company’s financial statements. The Company’s revenue streams for the period were generated as ordinary output activities to customers as defined by the guidance and were properly classified as revenues.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its real estate revenue, utilities revenue and resort amenities and other revenues.

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

Upon adoption, entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. The Company elected to adopt this guidance using the modified retrospective method at January 1, 2018 which did not result in an adjustment to the retained earnings. Additionally, upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

In February 2016, FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is effective for the Company no later than January 1, 2019, with early adoption permitted. The ASU requires the Company to identify lease and nonlease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Company expects to adopt the new lease accounting standard on January 1, 2019.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows. This ASU aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes. This ASU simplifies the recognition of intra-entity income tax consequences when an asset other than inventory is transferred. This ASU is effective for annual reporting periods beginning after December 15, 2017 for public business entities. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows-Restricted Cash. This ASU addresses the diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017 for public business entities. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2016, FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU summarizes the various amendments that serve to clarify the codification or to correct unintended application of guidance. This ASU is effective for annual reporting periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2017, FASB issued ASU No. 2017-07, Compensation-Retirement Benefits. This ASU aims to improve the presentation of the net periodic pension cost and net periodic postretirement benefit cost by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is effective for public business entities for annual periods beginning after December 15, 2017. The adoption of this guidance is reflected on the Company’s financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2018, we adopted ASU No. 2017-07 Compensation-Retirement Benefits without material impact, as well as ASU No. 2014-09, Revenue Recognition using the modified retroactive approach which did not result in an adjustment to our retained earnings. There have been no significant changes in our critical accounting policies during the first three months of 2018, other than the adoption of ASU Nos. 2014-09 and 2017-07 on January 1, 2018.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

CONSOLIDATED

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating revenues	$2,542	$9,683
Operating costs and expenses	(1,518)	(2,091)
General and administrative	(831)	(489)
Share-based compensation	(579)	(559)
Depreciation	(439)	(416)
Operating income (loss)	(825)	6,128
Pension and other postretirement expenses	(102)	(202)
Interest expense	(37)	(94)
Net income (loss)	$(964)	$5,832

Net income (loss) per common share	$(0.05)	$0.31

The decrease in operating revenues and operating costs and expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to the sale of the 15-acre Kapalua Golf Academy practice course in February 2017. The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to higher legal and outside consultant fees.

REAL ESTATE

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Operating revenues	$36	$7,139
Operating costs and expenses	(66)	(736)
Operating income (loss)	$(30)	$6,403

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

Also included in our real estate operating revenues were sales commissions totaling $36,000 and $139,000 for the three months ended March 31, 2018 and 2017, respectively, from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures in the first three months of 2018 or 2017.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Operating revenues	$1,495	$1,586
Operating costs and expenses	(578)	(469)
Operating income	$917	$1,117

Average occupancy rates:
Kapalua Resort	98%	100%
Other West Maui	79%	95%
Upcountry Maui	73%	90%

The decrease in operating income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the timing of receipts of tenants’ share of common area reimbursable expenses. The increase in operating costs and expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to higher repairs and maintenance costs.

The decrease in our Upcountry Maui average occupancy rate was the result of our restructuring of a lease agreement with an agricultural land and property tenant. We plan to renovate and repurpose certain of these properties before leasing them to other tenants.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Operating revenues	$704	$676
Operating costs and expenses	(521)	(553)
Operating income	$183	$123

Consumption (in million gallons):
Potable	46	38
Non-potable/irrigation	92	124

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily attributed to higher occupancy and visitor activity at the Kapalua Resort.

We did not incur any significant capital or maintenance expenditures related to our Utilities segment infrastructure in the first three months of 2018 or 2017.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Operating revenues	$307	$282
Operating costs and expenses	(353)	(333)
Operating (loss) income	$(46)	$(51)

Kapalua Club members	468	472

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.1 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of March 31, 2018.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (4.35% at March 31, 2018). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of March 31, 2018, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first three months of 2018, net cash flow provided by our operating activities totaled $0.5 million. Net cash provided by our operating activities for the first three months of 2017 was $7.1 million.

Interest payments on our long-term debt totaled $30,000 for the three months ended March 31, 2018.

We were not required to make any minimum funding contributions to our defined benefit pension plans during the three months ended March 31, 2018.

Future Cash Inflows and Outflows

Our business initiatives for the next nine months include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

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

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions or the occurrence of natural disasters;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plans;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changes in interest rates related to our borrowing and investing activities used to maintain liquidity and to fund business operations. We have no material exposure to foreign currency risks.

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

Changes in Internal Controls Over Financial Reporting

We have reviewed and updated our internal controls and related procedures related to our change in filing status from a smaller reporting company to an accelerated filer in January 2018. Except as otherwise noted, there has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2018.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

April 27 2018	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.