Form 10-Q
period 2018-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2018-08-09
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2018
Common Stock, no par value	19,193,507 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$1,156	$1,029
Accounts receivable, less allowance of $33 and $40 for doubtful accounts	923	940
Prepaid expenses and other assets	153	159
Assets held for sale	212	212
Total current assets	2,444	2,340

PROPERTY	65,664	65,650
Accumulated depreciation	(35,856)	(34,971)

Net property	29,808	30,679

OTHER ASSETS
Deferred development costs	10,623	10,395
Other noncurrent assets	1,316	1,387

Total other assets	11,939	11,782

TOTAL ASSETS	$44,191	$44,801

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$718	$696
Payroll and employee benefits	518	784
Current portion of accrued retirement benefits	169	164
Deferred revenue	359	24
Other current liabilities	315	179
Total current liabilities	2,079	1,847

LONG-TERM LIABILITIES
Long-term debt	1,235	1,235
Accrued retirement benefits	7,685	7,867
Deposits	2,448	2,449
Deferred revenue	64	215
Other noncurrent liabilities	54	44
Total long-term liabilities	11,486	11,810

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,102,775 and 19,040,273 shares issued and outstanding	79,230	78,584
Additional paid in capital	9,246	9,246
Accumulated deficit	(37,966)	(36,432)
Accumulated other comprehensive loss	(19,884)	(20,254)
Total stockholders' equity	30,626	31,144
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$44,191	$44,801

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,
	2018	2017
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$300	$6,852
Leasing	1,558	1,370
Utilities	810	829
Resort amenities and other	292	285
Total operating revenues	2,960	9,336

OPERATING COSTS AND EXPENSES
Real estate	443	152
Leasing	706	587
Utilities	520	426
Resort amenities and other	231	213
General and administrative	725	586
Share-based compensation	320	253
Depreciation	446	417
Total operating costs and expenses	3,391	2,634

OPERATING INCOME (LOSS)	(431)	6,702
Pension and other postretirement expenses	(102)	(202)
Interest expense	(37)	(19)
NET INCOME (LOSS)	$(570)	$6,481
Pension, net of income taxes of $0	185	204
COMPREHENSIVE INCOME (LOSS)	$(385)	$6,685

NET INCOME (LOSS) PER COMMON SHARE --BASIC AND DILUTED	$(0.03)	$0.34

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$336	$13,991
Leasing	3,053	2,956
Utilities	1,514	1,505
Resort amenities and other	599	567
Total operating revenues	5,502	19,019

OPERATING COSTS AND EXPENSES
Real estate	509	888
Leasing	1,284	1,056
Utilities	1,041	979
Resort amenities and other	584	546
General and administrative	1,556	1,075
Share-based compensation	899	812
Depreciation	885	833
Total operating costs and expenses	6,758	6,189

OPERATING INCOME (LOSS)	(1,256)	12,830
Pension and other postretirement expenses	(204)	(404)
Interest expense	(74)	(113)
NET INCOME (LOSS)	$(1,534)	$12,313
Pension, net of income taxes of $0	370	408
COMPREHENSIVE INCOME (LOSS)	$(1,164)	$12,721

NET INCOME (LOSS) PER COMMON SHARE --BASIC & DILUTED	$(0.08)	$0.65

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2018 and 2017

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation	71	845	268			1,113
Vested restricted stock issued	31	268	(268)			-
Shares cancelled to pay tax liability	(39)	(467)				(467)
Other comprehensive income - pension					370	370
Net loss				(1,534)		(1,534)

Balance, June 30, 2018	19,103	$79,230	$9,246	$(37,966)	$(19,884)	$30,626

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation	94	767	207			974
Vested restricted stock issued	29	207	(207)			-
Shares cancelled to pay tax liability	(59)	(568)				(568)
Other comprehensive income - pension					408	408
Net income				12,313		12,313

Balance, June 30, 2017	19,022	$78,529	$9,246	$(35,019)	$(21,887)	$30,869

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$805	$7,611

INVESTING ACTIVITIES
Payments of deferred development costs	(211)	(1,430)
NET CASH USED IN INVESTING ACTIVITIES	(211)	(1,430)

FINANCING ACTIVITIES
Payments of long-term debt	-	(5,622)
Debt and common stock issuance costs and other	(467)	(594)
NET CASH USED IN FINANCING ACTIVITIES	(467)	(6,216)

NET INCREASE (DECREASE) IN CASH	127	(35)
CASH AT BEGINNING OF PERIOD	1,029	602
CASH AT END OF PERIOD	$1,156	$567

Cash paid during the period:
Interest	$67	$65
Income Taxes	$-	$405

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $845,000 and $767,000 for the six months ended June 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

3.     BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic and diluted	19,091,414	18,982,871	19,074,809	18,968,176
Potentially dilutive	27,500	27,500	27,500	27,500

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

4.	PROPERTY

Property at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Land	$5,059	$5,059
Land improvements	24,727	24,727
Buildings	24,884	24,884
Machinery and equipment	10,994	10,980
Total property	65,664	65,650
Less accumulated depreciation	35,856	34,971
Net property	$29,808	$30,679

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE OPERATING REVENUES

Assets held for sale at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Assets held for sale	$212	$212

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

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.48% and 4.86% at June 30, 2018 and December 31, 2017, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of June 30, 2018.

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

Share-based compensation totaled $899,000 and $812,000 for the six months ended June 30, 2018 and 2017, respectively. Included in these amounts were $268,000 and $207,000 of restricted shares of common stock which vested during the first six months of 2018 and 2017, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30	December 31,
	2018	2017
	(in thousands)

Defined benefit pension plans	$5,600	$5,812
Non-qualified retirement plans	2,254	2,219
Total	7,854	8,031
Less current portion	(169)	(164)
Non-current portion of accrued retirement benefits	$7,685	$7,867

The net periodic benefit costs for pension and postretirement benefits for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest cost	$495	$560	$990	$1,120
Expected return on plan assets	(578)	(562)	(1,156)	(1,124)
Amortization of net loss	185	204	370	408
Pension and other postretirement expenses	$102	$202	$204	$404

9.	INCOME TAXES

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$300	$6,852	$336	$13,991
Leasing	1,558	1,370	3,053	2,956
Utilities	810	829	1,514	1,505
Resort amenities and other	292	285	599	567
Total Operating Segment Revenues	$2,960	$9,336	$5,502	$19,019
Operating Segment Income (Loss)
Real estate	$(143)	$6,700	$(173)	$13,103
Leasing	852	783	1,769	1,900
Utilities	290	403	473	526
Resort amenities and other	61	72	15	21
Total Operating Segment Income	$1,060	$7,958	$2,084	$15,550

11.	COMMITMENTS AND CONTINGENCIES

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

GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. GAAP requires that financial assets and liabilities be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2018 and December 31, 2017 was $1,235,000, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above.

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

The Company’s revenues for the six months ended June 30, 2018, that were subject to the revenue recognition ASU were as follows (in thousands):

Real estate	$336
Utilities	1,514
Resort amenities and other	599
Total	$2,449

The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This requires entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time except for the utilities and resort amenities revenue. Utility services are recognized as provided over the monthly billing period, and the annual membership dues are recognized over a period of twelve months.

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition but determines whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in the Company’s financial statements. The Company’s revenue streams for the period were generated as ordinary output activities to customers as defined by the guidance and were properly classified as revenues.

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

An entity is also required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange. The Company is currently evaluating the option to use a practical expedient to not separate lease and non-lease components as shown in ASU No.2018-11 prior to adoption in 2019. Property services categorized as nonlease components that are reimbursed by the Company’s tenants may need to be presented on a net basis if it is determined that the Company held an agent arrangement.

Upon adoption, entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. The Company elected to adopt this guidance using the modified retrospective method at January 1, 2018 which did not result in an adjustment to retained earnings. Additionally, upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

In February 2016, FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is further supplemented by ASU No. 2018-11 and effective for the Company no later than January 1, 2019, with early adoption permitted. The updated ASU provides the Company an option to use a practical expedient to not separate lease and non-lease components. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under the Company’s lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Company expects to adopt the new lease accounting standard on January 1, 2019.

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

In March 2017, FASB issued ASU No. 2017-07, Compensation-Retirement Benefits. This ASU aims to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is effective for public business entities for annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2018, we adopted ASU No. 2017-07 Compensation-Retirement Benefits without material impact, as well as ASU No. 2014-09, Revenue Recognition using the modified retroactive approach which did not result in an adjustment to our retained earnings. There have been no significant changes in our critical accounting policies during the first six months of 2018, other than the adoption of ASU Nos. 2017-07 and 2014-09 on January 1, 2018.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$2,960	$9,336	$5,502	$19,019
Operating costs and expenses	(1,900)	(1,378)	(3,418)	(3,469)
General and administrative	(725)	(586)	(1,556)	(1,075)
Share-based compensation	(320)	(253)	(899)	(812)
Depreciation	(446)	(417)	(885)	(833)
Pension and other postretirement expenses	(102)	(202)	(204)	(404)
Operating income (loss)	(533)	6,500	(1,460)	12,426
Interest expense	(37)	(19)	(74)	(113)
Net income (loss)	$(570)	$6,481	$(1,534)	$12,313

Net income (loss) per common share	$(0.03)	$0.34	$(0.08)	$0.65

The decrease in operating revenues for the three and six months ended June 30, 2018 compared to the same periods in 2017 were due to the sale of the 15-acre Kapalua Golf Academy practice course in February 2017 and the conveyance of certain land improvements to us by the owner of a 125-acre portion of our Kapalua Mauka project in April 2017. The increase in general and administrative expenses for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to higher legal and outside consultant fees.

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$300	$6,852	$336	$13,991
Operating costs and expenses	(443)	(152)	(509)	(888)
Operating income (loss)	$(143)	$6,700	$(173)	$13,103

Included in real estate operating revenues for the three and six months ended June 30, 2017 were approximately $6.7 million of land improvements that were conveyed to us by the owner of a 125-acre portion of our Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to us upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property. The owner completed and conveyed the land improvements to us in April 2017.

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

Also included in our real estate operating revenues were sales commissions totaling $300,000 and $171,000 for the three months ended June 30, 2018 and 2017, respectively, and $336,000 and $310,000 for the six months ended June 30, 2018 and 2017, respectively, from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

We did not have any significant real estate development expenditures during the first six months of 2018 or 2017.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$1,558	$1,370	$3,053	$2,956
Operating costs and expenses	(706)	(587)	(1,284)	(1,056)
Operating income	$852	$783	$1,769	$1,900

The increase in operating revenues during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in our Kapalua Resort and Hali’imaile commercial property occupancies and improved renegotiated terms of several existing tenant leases. The increase in operating costs and expenses for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to higher repairs and maintenance costs

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$810	$829	$1,514	$1,505
Operating costs and expenses	(520)	(426)	(1,041)	(979)
Operating income	$290	$403	$473	$526

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating costs and expenses for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily due to higher deferred maintenance expenditures.

We did not incur any significant capital or improvement expenditures related to our Utilities segment infrastructure in the first six months of 2018 or 2017.

RESORT AMENITIES AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$292	$285	$599	$567
Operating costs and expenses	(231)	(213)	(584)	(546)
Operating income	$61	$72	$15	$21

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.2 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of June 30, 2018.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (5.48% at June 30, 2018). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of June 30, 2018, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first six months of 2018, net cash flow provided by our operating activities totaled $0.8 million. Net cash provided by our operating activities for the first six months of 2017 was $7.6 million.

Interest payments on our long-term debt totaled $67,000 for the six months ended June 30, 2018.

We were not required to make any minimum funding contributions to our defined benefit pension plans during the six months ended June 30, 2018.

Future Cash Inflows and Outflows

Our business initiatives for the next year include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

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

Changes in Internal Controls Over Financial Reporting

We have reviewed and updated our internal controls and related procedures related to our change in filing status from a smaller reporting company to an accelerated filer in January 2018. Except as otherwise noted, there has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2018.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 9, 2018	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.