Form 10-Q
period 2018-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2018-11-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2018
Common Stock, no par value	19,188,380 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017
	(in thousands except share data)

ASSETS

CURRENT ASSETS
Cash	$1,243	$1,029
Accounts receivable, less allowance of $33 and $40 for doubtful accounts	816	940
Prepaid expenses and other assets	201	159
Assets held for sale	212	212
Total current assets	2,472	2,340

PROPERTY	65,671	65,650
Accumulated depreciation	(36,299)	(34,971)

Net property	29,372	30,679

OTHER ASSETS
Deferred development costs	10,731	10,395
Other noncurrent assets	1,281	1,387

Total other assets	12,012	11,782

TOTAL ASSETS	$43,856	$44,801

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,828	$696
Payroll and employee benefits	686	784
Current portion of accrued retirement benefits	169	164
Deferred revenue	202	24
Other current liabilities	323	179
Total current liabilities	3,208	1,847

LONG-TERM LIABILITIES
Long-term debt	1,235	1,235
Accrued retirement benefits	7,577	7,867
Deposits	2,465	2,449
Deferred revenue	64	215
Other noncurrent liabilities	54	44
Total long-term liabilities	11,395	11,810

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,114,148 and 19,040,273 shares issued and outstanding	79,299	78,584
Additional paid in capital	9,246	9,246
Accumulated deficit	(39,593)	(36,432)
Accumulated other comprehensive loss	(19,699)	(20,254)
Total stockholders' equity	29,253	31,144
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$43,856	$44,801

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2018	2017
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$66	$290
Leasing	1,552	1,353
Utilities	900	898
Resort amenities and other	292	299
Total operating revenues	2,810	2,840

OPERATING COSTS AND EXPENSES
Real estate	1,311	328
Leasing	620	661
Utilities	593	488
Resort amenities and other	229	242
General and administrative	795	648
Share-based compensation	307	253
Depreciation	443	463
Total operating costs and expenses	4,298	3,083

OPERATING LOSS	(1,488)	(243)
Pension and other postretirement expenses	(102)	(202)
Interest expense	(37)	(39)
NET LOSS	$(1,627)	$(484)
Pension, net of income taxes of $0	185	204
COMPREHENSIVE LOSS	$(1,442)	$(280)

NET LOSS PER COMMON SHARE --BASIC AND DILUTED	$(0.09)	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$402	$14,281
Leasing	4,605	4,309
Utilities	2,414	2,403
Resort amenities and other	891	866
Total operating revenues	8,312	21,859

OPERATING COSTS AND EXPENSES
Real estate	1,820	1,216
Leasing	1,904	1,717
Utilities	1,634	1,467
Resort amenities and other	813	788
General and administrative	2,351	1,723
Share-based compensation	1,206	1,065
Depreciation	1,328	1,296
Total operating costs and expenses	11,056	9,272

OPERATING INCOME (LOSS)	(2,744)	12,587
Pension and other postretirement expenses	(306)	(606)
Interest expense	(111)	(152)
NET INCOME (LOSS)	$(3,161)	$11,829
Pension, net of income taxes of $0	555	612
COMPREHENSIVE INCOME (LOSS)	$(2,606)	$12,441

NET INCOME (LOSS) PER COMMON SHARE --BASIC & DILUTED	$(0.17)	$0.62

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended September 30, 2018 and 2017

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation	71	845	402			1,247
Vested restricted stock issued	48	402	(402)			-
Shares cancelled to pay tax liability	(45)	(532)				(532)
Other comprehensive income - pension					555	555
Net loss				(3,161)		(3,161)

Balance, September 30, 2018	19,114	$79,299	$9,246	$(39,593)	$(19,699)	$29,253

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation	94	767	327			1,094
Vested restricted stock issued	44	327	(327)			-
Shares cancelled to pay tax liability	(65)	(651)				(651)
Other comprehensive income - pension					612	612
Net income				11,829		11,829

Balance, September 30, 2017	19,031	$78,566	$9,246	$(35,503)	$(21,683)	$30,626

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,072	$7,746

INVESTING ACTIVITIES
Payments of deferred development costs	(326)	(1,440)
NET CASH USED IN INVESTING ACTIVITIES	(326)	(1,440)

FINANCING ACTIVITIES
Payments of long-term debt	-	(5,622)
Debt and common stock issuance costs and other	(532)	(677)
NET CASH USED IN FINANCING ACTIVITIES	(532)	(6,299)

NET INCREASE IN CASH	214	7
CASH AT BEGINNING OF PERIOD	1,029	602
CASH AT END OF PERIOD	$1,243	$609

Cash paid during the period:
Interest	$52	$67
Income Taxes	$-	$412

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $845,000 and $767,000 for the nine months ended September 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

3.	BASIC AND DILUTED SHARES

Basic and diluted weighted-average shares outstanding for the periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic and diluted	19,102,899	19,022,403	19,084,242	18,983,049
Potentially dilutive	27,500	27,500	27,500	27,500

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

4.	PROPERTY

Property at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Land	$5,059	$5,059
Land improvements	24,727	24,727
Buildings	24,884	24,884
Machinery and equipment	11,001	10,980
Total property	65,671	65,650
Less accumulated depreciation	36,299	34,971
Net property	$29,372	$30,679

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

5.	ASSETS HELD FOR SALE AND REAL ESTATE OPERATING REVENUES

Assets held for sale at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 80-acre parcel of agricultural land and wastewater treatment facility	56	56
Assets held for sale	$212	$212

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

Included in the Company’s real estate operating revenues for the nine months ended September 30, 2017 are approximately $6.7 million of land improvements that were conveyed to the Company by the owner of a 125-acre portion of the Company’s Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to the Company upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property. The owner completed and conveyed the land improvements to the Company in April 2017.

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.61% and 4.86% at September 30, 2018 and December 31, 2017, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of September 30, 2018.

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

Share-based compensation totaled $1,206,000 and $1,065,000 for the nine months ended September 30, 2018 and 2017, respectively. Included in these amounts were $402,000 and $327,000 of restricted shares of common stock which vested during the first nine months of 2018 and 2017, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30	December 31,
	2018	2017
	(in thousands)

Defined benefit pension plans	$5,495	$5,812
Non-qualified retirement plans	2,251	2,219
Total	7,746	8,031
Less current portion	(169)	(164)
Non-current portion of accrued retirement benefits	$7,577	$7,867

The net periodic benefit costs for pension and postretirement benefits for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest cost	$495	$560	$1,485	$1,680
Expected return on plan assets	(578)	(562)	(1,734)	(1,686)
Amortization of net loss	185	204	555	612
Pension and other postretirement expenses	$102	$202	$306	$606

9.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2018 and 2017 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance. In 2017, the Company fully utilized the special alternative minimum tax net operating loss carryforward from 2008 which allows for 100% offset to the alternative minimum taxable income in subsequent years. The Company is evaluating the effect of the Tax Cuts and Jobs Act of 2017 on its remaining alternative minimum tax credits, as it allows future refunding of unused credits.

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$66	$290	$402	$14,281
Leasing	1,552	1,353	4,605	4,309
Utilities	900	898	2,414	2,403
Resort amenities and other	292	299	891	866
Total Operating Segment Revenues	$2,810	$2,840	$8,312	$21,859
Operating Segment Income (Loss)
Real estate	$(1,245)	$(38)	$(1,418)	$13,065
Leasing	932	692	2,701	2,592
Utilities	307	410	780	936
Resort amenities and other	63	57	78	78
Total Operating Segment Income	$57	$1,121	$2,141	$16,671

11.	COMMITMENTS AND CONTINGENCIES

The Company has been named along with multiple parties in lawsuits filed by certain owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits allege deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and seek unspecified damages, treble damages and other relief. The Company disagrees with the allegations and has been defending itself.

In September 2018, the defendant parties reached a settlement with the plaintiffs in the May 23, 2011 lawsuit and two of the ten plaintiffs in the June 7, 2012 lawsuit. Terms of the settlement are confidential. The Company made an undisclosed payment toward the settlement in October 2018.

In October 2018, the Company reached a settlement with the eight remaining plaintiffs in the June 7, 2012 lawsuit. Terms of the settlement are confidential. The Company’s insurance carrier will be making an undisclosed payment toward the settlement. In addition, the Company’s insurance carrier will be reimbursing the Company for certain of the defense costs incurred in the June 7, 2012 lawsuit.

The trial for the June 19, 2013 lawsuit is scheduled to begin on January 14, 2019. The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this lawsuit and no provision has been made in the accompanying financial statements.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s financial position or operations.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at September 30, 2018 and December 31, 2017 was $1,235,000, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above.

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

The Company’s revenues for the nine months ended September 30, 2018, that were subject to the revenue recognition ASU were as follows (in thousands):

Real estate	$402
Utilities	2,414
Resort amenities and other	891
Total	$3,707

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

In February 2016, FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is further supplemented by ASU No. 2018-11 and effective for the Company no later than January 1, 2019, with early adoption permitted. ASU No. 2018-11 permits an alternative transition method to apply at the date of adoption with cumulative effect adjustment to beginning retained earnings. The updated ASU provides the Company an option to use a practical expedient to not separate lease and non-lease components. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under the Company’s lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. The Company expects to adopt the new lease accounting standard on January 1, 2019.

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

On August 28, 2018, the FASB issued ASU 2018-14 which amends ASC 7152 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company expects to adopt the new disclosure requirements on January 1, 2021.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2018, we adopted ASU No. 2017-07 Compensation-Retirement Benefits without material impact, as well as ASU No. 2014-09, Revenue Recognition using the modified retrospective approach which did not result in an adjustment to our retained earnings. There have been no significant changes in our critical accounting policies during the first nine months of 2018, other than the adoption of ASU Nos. 2017-07 and 2014-09 on January 1, 2018.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2018 compared to Three and Nine Months Ended September 30, 2017

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$2,810	$2,840	$8,312	$21,859
Operating costs and expenses	(2,753)	(1,719)	(6,171)	(5,188)
General and administrative	(795)	(648)	(2,351)	(1,723)
Share-based compensation	(307)	(253)	(1,206)	(1,065)
Depreciation	(443)	(463)	(1,328)	(1,296)
Operating income (loss)	(1,488)	(243)	(2,744)	12,587
Pension and other postretirement expenses	(102)	(202)	(306)	(606)
Interest expense	(37)	(39)	(111)	(152)
Net income (loss)	$(1,627)	$(484)	$(3,161)	$11,829

The decrease in operating revenues for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were due to the sale of the 15-acre Kapalua Golf Academy practice course in February 2017 and the conveyance of certain land improvements to us by the owner of a 125-acre portion of our Kapalua Mauka project in April 2017. The increase in operating costs and expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to defense, mediation and settlement costs incurred in the lawsuits with respect to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The increase in general and administrative expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to higher strategic planning and consultant costs.

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$66	$290	$402	$14,281
Operating costs and expenses	(1,311)	(328)	(1,820)	(1,216)
Operating income (loss)	$(1,245)	$(38)	$(1,418)	$13,065

Included in real estate operating revenues for the nine months ended September 30, 2017 were approximately $6.7 million of land improvements that were conveyed to us by the owner of a 125-acre portion of our Kapalua Mauka project. The owner purchased the 125-acre property, commonly known as Mahana Estates, in 2009. As part of the sale, the owner agreed to subsequently develop and convey to us upon completion certain easements, subdivision and utility improvements related to the Mahana Estates property. The owner completed and conveyed the land improvements to us in April 2017.

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

The increase in real estate operating costs and expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to defense, mediation and settlement costs incurred in the lawsuits with respect to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

Also included in our real estate operating revenues were sales commissions totaling $66,000 and $290,000 for the three months ended September 30, 2018 and 2017, respectively, and $402,000 and $600,000 for the nine months ended September 30, 2018 and 2017, respectively, from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$1,552	$1,353	$4,605	$4,309
Operating costs and expenses	(620)	(661)	(1,904)	(1,717)
Operating income	$932	$692	$2,701	$2,592

The increase in operating revenues during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were primarily due to increases in our Kapalua Resort and Hali’imaile commercial property occupancies and improved renegotiated terms of several existing tenant leases. The increase in operating costs and expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to higher repairs and maintenance costs for our commercial leasing portfolio properties.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$900	$898	$2,414	$2,403
Operating costs and expenses	(593)	(488)	(1,634)	(1,467)
Operating income	$307	$410	$780	$936

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating costs and expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to higher deferred maintenance expenditures.

RESORT AMENITIES AND OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Operating revenues	$292	$299	$891	$866
Operating costs and expenses	(229)	(242)	(813)	(788)
Operating income	$63	$57	$78	$78

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.2 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of September 30, 2018.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (5.61% at September 30, 2018). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $1.5 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of September 30, 2018, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first nine months of 2018, net cash flow provided by our operating activities totaled $1.1 million. Net cash provided by our operating activities for the first nine months of 2017 was $7.7 million.

Interest payments on our long-term debt totaled $52,000 for the nine months ended September 30, 2018.

We were not required to make any minimum funding contributions to our defined benefit pension plans during the nine months ended September 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

We have reviewed and updated our internal controls and related procedures related to our change in filing status from a smaller reporting company to an accelerated filer in January 2018 to a smaller reporting company in September 2018. Except as otherwise noted, there has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2018.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We have been named along with multiple parties in lawsuits filed by certain owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits allege deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and seek unspecified damages, treble damages and other relief. We disagree with the allegations and have been defending ourselves.

In September 2018, the defendant parties reached a settlement with the plaintiffs in the May 23, 2011 lawsuit and two of the ten plaintiffs in the June 7, 2012 lawsuit. Terms of the settlement are confidential. We made an undisclosed payment toward the settlement in October 2018.

In October 2018, we reached a settlement with the eight remaining plaintiffs in the June 7, 2012 lawsuit. Terms of the settlement are confidential. Our insurance carrier will be making an undisclosed payment toward the settlement. In addition, our insurance carrier will be reimbursing us for certain of the defense costs incurred in the June 7, 2012 lawsuit.

The trial for the June 19, 2013 lawsuit is scheduled to begin on January 14, 2019. We are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to this lawsuit and no provision has been made in the accompanying financial statements.

In addition, from time to time, we are the subject of various other claims, complaints and other legal actions which arise in the normal course of our business activities. We believe the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on our financial position or operations.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 2, 2018	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.