Form 10-K
period 2018-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2019-03-01
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$74,987,170 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2018)	19,183,253 (Number of shares of common stock outstanding at February 16, 2019)

Portions of registrant’s Proxy Statement for registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K
(Documents incorporated by reference)

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

• Utilities—We own two regulated utility companies which provide potable and non-potable water and wastewater transmission services to the Kapalua Resort. In addition, we also own a network of several major non-potable water systems in West and Upcountry Maui.

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

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings as of December 31, 2018:

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

We have approximately 1,200 acres of land in Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2018:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates	Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2020 - 2039	$7.2	$500 - $1,000
Hali’imaile Town	300	No	2029 - 2034	$0.6	$100 - $200

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

•

Hali`imaile Town: An expansion of an existing plantation town in Upcountry Maui, this project is contemplated to be a holistic traditional community with agriculture and sustainability as core design elements. The project includes 290 acres classified as “Small Town” in the long-range County of Maui Island Plan. This designation allows the potential for residential, industrial and commercial development at a moderate density. We are in the early stages of this project’s development and securing State and County land use entitlements are expected to take several years.

Projected development costs are expected to be financed by debt financing, private investment, joint ventures with other development or construction companies, or a combination of these methods.

Real Estate Sales – Our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provides licensed, general brokerage services for properties in the Kapalua Resort and surrounding areas.

Revenues from our Real Estate segment totaled $0.4 million, or approximately 4% of our total operating revenues for the year ended December 31, 2018.

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

Commercial and Industrial Leases – We are the owner and lessor of approximately 190,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2018:

	Total	Average
	Square	Occupancy	Lease
	Footage	Percentage	Expiration Dates
Kapalua Resort	56,577	98%	2019–2048
Other West Maui	13,509	83%	2019
Upcountry Maui	119,382	86%	2019 - 2022

Agricultural Leases – We are the lessor of 1,900 acres of diversified agriculture land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – We currently have licensing agreements for the use of our registered Kapalua and other trademarks and trade names with several different companies, mainly in conjunction with our agricultural, commercial and industrial leases.

Stewardship and Conservation – We manage the conservation of a 9,000-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii, the County of Maui, and other organizations.

Revenues from our Leasing segment totaled $6.2 million, or approximately 56% of our total operating revenues for the year ended December 31, 2018.

Our Leasing segment operations are highly sensitive to economic conditions including tourism and consumer spending levels. Our Leasing segment operations also face substantial competition from other property owners in Maui and Hawaii.

Utilities

Our Utilities segment includes the operations of two Hawaii Public Utilities Commission-regulated subsidiaries, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. In addition, our Utilities segment includes the operations of several major non-potable irrigation water systems in West and Upcountry Maui.

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

Revenues from our Utilities segment totaled $3.2 million, or approximately 29% of our total operating revenues for the year ended December 31, 2018.

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

Revenues from our Resort Amenities segment totaled $1.1 million, or approximately 11% of our total operating revenues for the year ended December 31, 2018.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2018, we had 14 full-time employees, none of whom are members of a collective bargaining group.

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

•

tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, the application of the alternative minimum tax, real property taxes and employee relocation expenses; and/or

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

We have a defined benefit pension plan which was frozen with respect to benefits and the addition of participants in 2011. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan’s participants. If we are unable to adequately fund or meet our future obligations with respect to the plan, our business, financial condition and results of operations may be adversely affected.

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

In February 2016, the Boards issued an Accounting Standards Update (ASU), which changes certain aspects of accounting for leases for both lessees and lessors. Since February 2016, several additional ASUs have been issued to clarify implementation issues. The final update became effective on January 1, 2019. Such potential impacts from the adoption of the ASU include, without limitation:

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

In addition, the new accounting update could make leasing/re-leasing of our spaces less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the current guidance, our tenants do not reflect operating leases with us as a liability on their balance sheets, but only provide a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard will require that lessees record on the balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in rentable square feet leased may lead to a reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

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

Security incidents through cyber attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems, cause a loss of assets or loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our tenant, vendor and customer relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls.

A security incident may occur through physical break-ins, breaches of our secure network by an unauthorized party, software vulnerabilities, malware, computer viruses, attachments to emails, employee theft or misuse, social engineering, or inadequate use of security controls. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information or transfer funds via illegal electronic spamming, phishing, spoofing or other tactics. Additionally, cyber attackers can develop and deploy malware, credential theft or guessing tools, and other malicious software programs to gain access to sensitive data or fraudulently obtain assets we hold.

We have implemented security measures to safeguard our systems and data and to manage cyber security risk. We monitor and develop our information technology networks and infrastructure, and invest in the development and enhancement of our controls designed to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We conduct periodic security awareness trainings for our employees to educate them on how to identify and alert management regarding phishing emails, spoofed or manipulated electronic communications, and other critical security threats. We’ve implemented internal controls around our treasury function including enhanced payment authorization procedures, verification requirements for new vendor set-up and vendor information changes, and bolstered outgoing payment notification processes and account reconciliation procedures.

While, to date, we are not aware of having experienced a significant security incident or cyber attack, there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a security incident.

A principal reason that we cannot provide absolute protection from security incidents is that it may not always be possible to anticipate, detect, or recognize threats to our systems, or to implement effective preventive measures against all security incidents due to, among other things, the frequent change in techniques used in cyber attacks, which may not be recognized until launched, and the wide variety of sources from which a cyber attack can originate. We may not be able to immediately address the consequences of a security incident due to a cyber attack.

The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear. Therefore, in the event of an attack, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a cyber attack.

Even if we are not targeted directly, cyber attacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, and other third parties with whom we do business, could disrupt our normal business operations and networks.

We maintain insurance to protect ourselves against certain losses incurred in the event of a security incident or disruption of our information systems. However, we cannot be certain that the coverage will be adequate to compensate us for all damages that may arise. In addition, we cannot be certain that such insurance coverages will remain available to us in the future on commercially reasonable terms, or at all.

Risks Related to Indebtedness

We have entered into a credit agreement for a $15.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2019 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations and adversely affect our operations and financial results.

The terms of our credit facility include covenants requiring among other things, a minimum of $2.0 million in liquidity (as defined), a maximum of $45.0 million in total liabilities and a limitation on new indebtedness. Our ability to continue to borrow under our credit facility to fund our business initiatives depends upon our ability to comply with these covenants.

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

In 2018, the low and high share prices of our common stock ranged from $9.23 to $17.55. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

As of February 15, 2019, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2018 was approximately 28,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2018:

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

Item 3. LEGAL PROCEEDINGS

We were named along with multiple parties in lawsuits filed by certain owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits alleged deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and sought unspecified damages, treble damages and other relief.

In September 2018, the defendant parties reached a settlement with the plaintiffs in the May 23, 2011 lawsuit and two of the ten plaintiffs in the June 7, 2012 lawsuit. Under terms of the confidential settlement agreement we made an undisclosed payment in October 2018 to be released from the lawsuit.

In November 2018, we reached a settlement with the eight remaining plaintiffs in the June 7, 2012 lawsuit. Under terms of the confidential settlement agreement our insurance carrier made an undisclosed payment in November 2018 to release us from the lawsuit. In addition, in December 2018, our insurance carrier reimbursed us for certain of the defense costs we incurred in the June 7, 2012 lawsuit.

In February 2019, we reached a settlement with the plaintiffs in the June 19, 2013 lawsuit. Under terms of the confidential settlement agreement we will be making an undisclosed payment to be released from the lawsuit. The undisclosed payment has been accrued as of December 31, 2018 in the accompanying financial statements.

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to our Upcountry Maui wastewater treatment facility. The facility was built in the 1960’s to serve approximately 200 single-family homes developed for workers in our former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields.

The Order resulted from an inspection by DOH officials in June 2018. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing is requested to contest the alleged violations and penalties. We have requested such a hearing, which has been scheduled for September 2019.

In the meantime, we intend to continue working with the DOH on a previously-approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues.

We are presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying financial statements.

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

Our common stock is traded on the NYSE under the symbol “MLP.” We did not declare any dividends in 2017 or 2018. Our ability to declare dividends is restricted by the terms of our credit agreement. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of February 15, 2019, there were 249 shareholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The quarterly high and low prices of our common stock, as reported by the NYSE, during 2017 and 2018 were as follows:

	2017 Quarter				2018 Quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$11.95	$21.90	$27.80	$18.80	$17.55	$13.30	$14.20	$12.84
Low	6.95	11.00	11.88	12.80	10.55	9.95	11.15	9.23

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2018 and 2017

CONSOLIDATED

	Year Ended December 31,
	2018	2017
	(in thousands except share amounts)

Operating revenues	$11,037	$24,582
Operating costs and expenses	(8,662)	(7,031)
General and administrative	(2,896)	(2,515)
Share-based compensation	(1,540)	(1,319)
Depreciation	(1,770)	(1,756)
Operating income (loss)	(3,831)	11,961
Pension and other postretirement expense	(514)	(871)
Interest expense	(156)	(190)
Income tax benefit	4,999	-
Net income	$498	$10,900

Net Income per Common Share	$0.03	$0.57

REAL ESTATE

	Year Ended December 31,
	2018	2017
	(in thousands)

Operating revenues	$446	$14,575
Operating costs and expenses	(2,770)	(1,457)
Operating income (loss)	$(2,324)	$13,118

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

Also included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. totaling $0.4 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

The increase in real estate operating costs and expenses for the year ended December 31, 2018 compared to the prior year was mainly due to legal defense, mediation and settlement costs incurred in the lawsuits with respect to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

We did not have any significant real estate development expenditures in 2018 or 2017.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Year Ended December 31,
	2018	2017
	(in thousands)

Operating revenues	$6,223	$5,732
Operating costs and expenses	(2,570)	(2,476)
Operating income	$3,653	$3,256

Leasing operating revenues for the year ended December 31, 2018 were comprised of $5.3 million of leasing revenues and $0.9 million of licensing fees from our registered trademarks and trade names. This compares to $4.8 million of leasing revenues and $0.9 million of licensing fees for 2017. The increase in leasing operating costs and expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to higher repairs and maintenance costs for our commercial leasing portfolio properties.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Year Ended December 31,
	2018	2017
	(in thousands)

Operating revenues	$3,220	$3,153
Operating costs and expenses	(2,213)	(2,065)
Operating income	$1,007	$1,088

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating costs and expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to higher deferred maintenance expenditures and repairs and maintenance costs.

RESORT AMENITIES

	Year Ended December 31,
	2018	2017
	(in thousands)

Operating revenues	$1,148	$1,122
Operating costs and expenses	(1,109)	(1,033)
Operating income	$39	$89

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

Interest Expense

Interest expense was $0.2 million for 2018 and 2017. Our average interest rates on borrowings was 5.91% for 2018, compared to 5.83% for 2017, and average borrowings were $1.3 million in 2018 compared to $1.7 million in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $0.6 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of December 31, 2018.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of December 31, 2018, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow provided by our operating activities totaled $0.9 million for the year ended December 31, 2018. Interest payments on our long-term debt totaled $78,000 for the year ended December 31, 2018.

We were not required to make any minimum funding contributions to our defined benefit pension plans during 2018 and we do not expect to be required to make any contributions for 2019.

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

The Company recorded a $5.0 million income tax benefit in 2018 for the expected refunds of unused AMT credit carryforwards over the next several years.

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our real estate segment, totaled $10.8 million at December 31, 2018. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, we have concluded that our deferred development costs will be recoverable from our future development projects. Our assumptions and estimates could be subject to significant change because of the long-term nature of our development plans and the uncertainty of when or if certain projects will be developed.

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

•

Determining pension expense and obligations for our defined benefit pension plan utilizes actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized to value the pension obligation. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plans is contained in Note 6 to our financial statements set forth in Item 8 of this annual report.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K in 2017, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maui Land & Pineapple Company, Inc.

Lahaina, Hawaii

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Honolulu, Hawaii

March 1, 2019

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$624	$1,029
Accounts receivable, less allowance of $34 and $40 for doubtful accounts	897	940
Current portion of income tax receivable	2,499	-
Prepaid expenses and other assets	37	159
Assets held for sale	212	212
Total Current Assets	4,269	2,340

PROPERTY
Land	5,059	5,059
Land improvements	24,727	24,727
Buildings	24,884	24,884
Machinery and equipment	11,143	10,980
Construction in progress	149	-
Total Property	65,962	65,650
Less accumulated depreciation	36,741	34,971
Net Property	29,221	30,679

OTHER ASSETS
Deferred development costs	10,790	10,395
Income tax receivable	2,500	-
Other noncurrent assets	1,320	1,387
Total Other Assets	14,610	11,782

TOTAL ASSETS	$48,100	$44,801

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,235	$-
Accounts payable	2,024	696
Payroll and employee benefits	814	784
Current portion of accrued retirement benefits	165	164
Other current liabilities	460	203
Total Current Liabilities	4,698	1,847
LONG-TERM LIABILITIES
Long-term debt	-	1,235
Accrued retirement benefits	9,871	7,867
Deposits	2,558	2,449
Deferred revenue	-	215
Other noncurrent liabilities	54	44
Total Long-Term Liabilities	12,483	11,810
COMMITMENTS & CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized; 19,125,521 and 19,040,273 shares issued and outstanding	79,411	78,584
Additional paid in capital	9,246	9,246
Accumulated deficit	(35,934)	(36,432)
Accumulated other comprehensive loss	(21,804)	(20,254)
Total Stockholders' Equity	30,919	31,144
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$48,100	$44,801

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate
Sales	$-	$13,681
Commissions	446	894
Leasing	6,223	5,732
Utilities	3,220	3,153
Resort amenities and other	1,148	1,122
Total Operating Revenues	11,037	24,582

OPERATING COSTS AND EXPENSES
Real estate
Cost of sales	-	579
Other	2,770	878
Leasing	2,570	2,476
Utilities	2,213	2,065
Resort amenities and other	1,109	1,033
General and administrative	2,896	2,515
Share-based compensation	1,540	1,319
Depreciation	1,770	1,756
Total Operating Costs and Expenses	14,868	12,621

OPERATING INCOME (LOSS)	(3,831)	11,961
Pension and other post-retirement expenses	(514)	(871)
Interest expense	(156)	(190)
Income tax benefit	4,999	-
NET INCOME	498	10,900
Pension, net of income taxes of $0	(1,550)	2,041
COMPREHENSIVE INCOME (LOSS)	$(1,052)	$12,941

NET INCOME PER COMMON SHARE
--BASIC AND DILUTED	$0.03	$0.57

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Acumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2017	18,958	$78,123	$9,246	$(47,332)	$(22,295)	$17,742

Share-based compensation expense			448			448
Issuance of shares for incentive plan	94	767				767
Vested restricted stock issued	59	448	(448)			-
Shares cancelled to pay tax liability	(71)	(754)				(754)
Other comprehensive gain-pension (Note 6)					2,041	2,041
Net income				10,900		10,900
Balance, December 31, 2017	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation expense			563			563
Issuance of shares for incentive plan	71	845				845
Vested restricted stock issued	64	563	(563)			-
Shares cancelled to pay tax liability	(50)	(581)				(581)
Other comprehensive loss-pension (Note 6)					(1,550)	(1,550)
Net income				498		498
Balance, December 31, 2018	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$14,841	$13,298
Cash receipts from real estate sales, net	-	6,990
Cash paid to vendors	(12,352)	(10,017)
Cash paid for payroll and taxes	(1,529)	(1,410)
Cash paid for interest	(78)	(99)
Cash paid for income taxes	-	(412)
NET CASH PROVIDED BY OPERATING ACTIVITIES	882	8,350

INVESTING ACTIVITIES
Purchases of property	(311)	-
Payments for other assets	(395)	(1,521)

NET CASH USED IN INVESTING ACTIVITIES	(706)	(1,521)

FINANCING ACTIVITIES
Proceeds from long-term debt	500	300
Payments of long-term debt	(500)	(5,922)
Debt and common stock issuance costs and other	(581)	(780)

NET CASH USED IN FINANCING ACTIVITIES	(581)	(6,402)

NET INCREASE (DECREASE) IN CASH	(405)	427
CASH AT BEGINNING OF YEAR	1,029	602

CASH AT END OF YEAR	$624	$1,029

SUPPLEMENTAL INFORMATION:

Net income	$498	$10,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,839	1,937
Conveyance of improvements	-	(6,691)
Share based compensation	563	448
Changes in operating assets and liabilities:
Accounts receivable	43	563
Change in retirement liabilities	455	838
Trade accounts payable	1,328	127
Income taxes receivable	(2,499)	(443)
Other operating assets and liabilities	(1,345)	671

NET CASH PROVIDED BY OPERATING ACTIVITIES	$882	$8,350

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $845,000 and $767,000 in 2018 and 2017, respectively.

See Notes to Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments in deferred development costs in 2018 or 2017.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. There were no impairments in long-lived assets in 2018 or 2017.

ACCRUED RETIREMENT BENEFITS

The Company’s policy is to fund retirement benefit costs at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

The under-funded status of the Company’s defined benefit pension plan is recorded as a liability in its balance sheet and changes in the funded status of the plan is recorded in the year in which the changes occur, through comprehensive income. A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

Deferred compensation plans for certain former management employees provide for specified payments after retirement. A liability has been recognized based on the present value of estimated payments to be made.

REVENUE RECOGNITION

Overview

Real estate revenues are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured, performance obligations have been performed and risks of ownership have passed to the buyer.

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

Recent accounting pronouncements – Lease Accounting

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for us on January 1, 2019. Upon adoption of the lease ASUs on January 1, 2019, we elected the following practical expedients provided by these ASUs:

•	Package of practical expedients – requires the Company not to reevaluate its existing or expired leases as of January 1, 2019, under the new lease accounting ASUs.

•	Optional transition method practical expedient – requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.
•	Land easements practical expedient – requires the Company to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.
•	Single component practical expedient – requires the Company to account for lease and nonlease components associated with that lease under the new lease ASUs, if certain criteria are met.
•	Short-term leases practical expedient – for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows us not to record on the Company’s balance sheets related lease liabilities, taxes collected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Lessor accounting

The Company recognized revenue from our lease agreements aggregating $6.2 million for the year ended December 31, 2018. This revenue consisted primarily of rental revenue, percentage rental revenue, and tenant recoveries.

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

On January 1, 2019, the Company elected the single component practical expedient, which requires the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If it is determined that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the new revenue recognition ASU if it is determined that the nonlease component is the predominant component.

As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition ASUs. The Company’s operating leases commencing or modified after January 1, 2019, for which the Company is the lessor are expected to qualify for the single component practical expedient accounting under the new lease ASUs. The adoption of this guidance will not have a material impact on the Company’s financial statements.

Costs to execute leases

The new lease ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under the new lease ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. During the year ended December 31, 2018, the Company did not capitalize such costs. Under the package of practical expedients that the Company elected on January 1, 2019, it is not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease ASUs in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the new lease ASUs. Effective January 1, 2019, costs that the Company incurs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants will be expensed as incurred.

Lessee accounting

Under the new lease ASUs, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases.

For the year ended December 31, 2018, the Company recognized rent expense of approximately $62,000 for these leases. As of December 31, 2018, the remaining contractual payments under the office and equipment leases are $57,000. All of the aforementioned leases for which the Company is the lessee are currently classified as operating leases, and therefore, the Company will have the option, under the practical expedients provided by the lease ASU, to continue to classify these leases as operating leases upon adoption of the ASU.

Under the package of practical expedients that the Company elected upon adoption of the new lease ASUs, all of its operating leases existing as of January 1, 2019, for which the Company is the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease ASUs. The Company have also evaluated the effect of the new lease ASUs on the calculation of its debt covenants as of December 31, 2018 and noted no significant effect on the calculation.

Recent accounting pronouncements – Revenue Recognition

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

The Company’s revenues for the year ended December 31, 2018 that were subject to the revenue recognition ASU were as follows (in thousands):

Real estate	$446
Utilities	3,220
Resort amenities and other	1,148
Total	$4,814

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

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams, effective January 1, 2018 compared to the prior guidance did not result in significant changes in the way the Company records its real estate revenue, utilities revenue and resort amenities and other revenues.

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

The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, elimination of Alternative Minimum Tax (AMT) and refund of AMT credit carryforward, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The Company is applying the guidance in Securities and Exchange Commission Staff Accounting Bulletin (SAB) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on applying FASB Accounting Standards Codification (ASC) 740, Income Taxes, if the accounting for certain income tax effects of the TCJA are incomplete by the time the financial statements are issued for a reporting period. Specifically, SAB 118 permits companies to use reasonable estimates and provisional amounts for some line items for taxes when preparing year-end 2017 financial statements. Additional disclosures required by SAB 118 are included in Note 8.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of shares of common stock, as compensation expense over the service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

USE OF ESTIMATES AND RECLASSIFICATIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates. Certain amounts in the December 31, 2017 consolidated statements of operations and comprehensive income were reclassified to conform to the December 31, 2018 presentation. Such amounts had no impact on net income and comprehensive income previously reported.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2018 and December 31, 2017, the Company had deposits in excess of the FDIC limit.

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

LEGAL CONTINGENCIES

The Company are parties to claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Company’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Company’s defenses and consultation with external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 11 of the Notes to Financial Statements for further information regarding the Company’s legal proceedings.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation. This ASU simplifies the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. This ASU became effective for the Company on January 1, 2018 and did not have a material effect on its financial statements.

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

On August 28, 2018, the FASB issued ASU 2018-14 which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company expects to adopt the new disclosure requirements on January 1, 2021.

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

	Year Ended December 31,
	2018	2017

Basic and diluted	19,091,679	18,995,274
Potentially dilutive	27,500	27,500

2.	ASSETS HELD FOR SALE AND REAL ESTATE SALES

At December 31, 2018 and 2017 assets held for sale consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility	56	56
Assets held for sale	$212	$212

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.84% and 4.86% at December 31, 2018 and December 31, 2017, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of December 31, 2018.

5.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees and percentage rentals based on tenant revenues. In addition, the leases generally provide for reimbursement of common area maintenance and other expenses. Total rental income under these operating leases was as follows:

	2018	2017
	(in thousands)

Minimum rentals	$2,720	$2,495
Percentage rentals	1,544	1,255
Licensing fees	903	868
Other (primarily common area recoveries)	1,056	1,114

Total	$6,223	$5,732

Property at December 31, 2018 and 2017 includes leased property of $29.4 million (before accumulated depreciation of $17.2 million and $16.3 million, respectively).

Future minimum rental income receivable during the next five years and thereafter is as follows:

(in thousands)
2019	$2,992
2020	2,970
2021	2,499
2022	1,760
2023	756
Thereafter	1,722

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)

Defined benefit pension plans	$7,971	$5,812
Non-qualified retirement plans	2,065	2,219
Total	10,036	8,031
Less current portion	(165)	(164)
Non-current portion of accrued retirement benefits	$9,871	$7,867

The Company had two defined benefit pension plans which cover substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company also has unfunded non-qualified retirement plans covering twelve of its former executives. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued. During the fourth quarter of 2018, the Company merged the two defined benefit pension plans to streamline the administration of the frozen plan.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2018 and 2017, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2018 and 2017 were as follows:

2018	2017
(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year	$56,453	$56,378
Interest cost	1,974	2,216
Actuarial loss (gain)	(3,096)	2,074
Benefits paid	(4,025)	(4,216)
Benefit obligations at end of year	51,306	56,452

Change in plan assets:
Fair value of plan assets at beginning of year	48,442	47,176
Actual return on plan assets	(3,114)	5,531
Employer reimbursement for retirement benefits	(118)	(230)
Employer contributions	105	181
Benefits paid	(4,025)	(4,216)
Fair value of plan assets at end of year	41,290	48,442

Funded status	$(10,016)	$(8,010)
Accumulated benefit obligations	$51,306	$56,452

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.28%	3.59%	-	3.64%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	n/a	n/a

Accumulated other comprehensive loss of $21.8 million and $20.2 million at December 31, 2018 and 2017, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2019, $0.9 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2018	2017
	(in thousands)

Pension and other benefits:
Interest cost	$1,974	$2,216
Expected return on plan assets	(2,319)	(2,255)
Recognized net actuarial loss	764	840
Settlement/Curtailment Expense	-	-
Pension expense	$419	$801

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net gain	$2,314	$(1,201)
Recognized gain	(764)	(840)
Total recognized gain in comprehensive income	$1,550	$(2,041)

Weighted average assumptions used to determine net periodic benefit cost:	2018			2017
Pension benefits:
Discount rate	3.59%	-	3.64%	4.07%	-	4.14%
Expected long-term return on plan assets	5.00%			5.00%
Rate of compensation increase	n/a			n/a

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

The fair values of the Company’s pension plan assets at December 31, 2018 and 2017, by asset category, were as follows:

	2018 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$10,665	$10,665
AHGT pooled fixed income funds	-	29,635	29,635
Cash management funds	-	990	990
	$-	$41,290	$41,290

	2017 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$14,772	$14,772
AHGT pooled fixed income funds	-	32,581	32,581
Cash management funds	-	1,089	1,089

	$-	$48,442	$48,442

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

Estimated future benefit payments are as follows (in thousands):

2019	$4,208
2020	4,123
2021	4,025
2022	3,906
2023	3,790
2024 - 2028	17,265

The Company does not expect to be required to make minimum contributions to its pension plans in 2019. No required minimum contributions were made in 2018 or 2017.

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

Share-based compensation totaled $1,540,000 and $1,319,000 for 2018 and 2017, respectively. Included in these amounts were $563,000 and $448,000 of restricted shares of common stock which vested during 2018 and 2017, respectively.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In December 2017, The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, elimination of Alternative Minimum Tax (AMT) and refund of AMT credit carryforward, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The TCJA also establishes new tax laws that will affect future periods, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) limiting deductible interest expense; (3) modifying the tax treatment of like-kind exchanges; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (5) imposing a new provision designed to tax global intangible low-tax income; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) limiting the use of Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017; (8) modifying the limitations on the use of foreign tax credits to reduce our U.S. income tax liability; and (9) further restricting the deductibility of certain executive compensation and fringe benefits. The Company is in the process of analyzing the regulations issued and determining an estimate of the financial impact

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Federal income tax expense (credit) at statutory rate	$(945)	$3,815
Adjusted for:
AMT refundable credits	(4,999)
Valuation allowance	986	(3,814)
Permanent differences and other	(41)	(1)
Income tax benefit	$(4,999)	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Net operating loss and tax credit carryforwards	$24,239	$25,745
Joint venture and other investments	(27)	(22)
Accrued retirement benefits	3,055	2,483
Property net book value	2,266	1,716
Deferred revenue	666	546
Stock compensation	16	13
Reserves and other	189	(115)
Total deferred tax assets	30,404	30,366
Valuation allowance	(30,404)	(30,366)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. The Company had $71.7 million in federal NOL carry forwards at December 31, 2018, that expire from 2029 through 2034. The Company had $85.7 million in state NOL carry forwards at December 31, 2018, that expire from 2029 through 2034. The Company had $2.6 million in federal and state NOL carry forwards at December 31, 2018 that do not expire.

In accordance with TCJA, the Company eliminated $91.3 million of AMT NOL carry forwards at December 31, 2018 and recognized as income tax benefit $5.0 million from its unused AMT credit carry forwards. The Company expects to receive 50%, or $2.5 million, of said credit in 2019 and the remaining balance to be received over the following two years.

In accordance with SAB 118, during the year ended December 31, 2017, we recorded an adjustment of $12.1 million to the deferred tax assets and valuation allowance as a result of the TCJA’s reduction of the Federal corporate from 35% to 21%.

9.	SEGMENT INFORMATION

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

Condensed financial information for each of the Company’s reportable segments for the years ended December 31, 2018 and 2017 were as follows:

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2018
Operating revenues (1)	$446	$6,223	$3,220	$1,148	$-	$11,037
Operating costs and expenses	(2,770)	(2,570)	(2,213)	(1,109)	-	(8,662)
Depreciation expense	-	(1,179)	(525)	(57)	(9)	(1,770)
General and administrative and other expenses	(1,145)	(865)	(357)	(531)	(1,538)	(4,436)
Operating income (loss)	(3,469)	1,609	125	(549)	(1,547)	(3,831)
Pension and other post-retirement expenses						(514)
Interest expense						(156)
Income tax benefit						4,999
Income from continuing operations						$498

Capital expenditures (3)	$273	$-	$148	$-	$-	$421
Assets (4)	$13,634	$17,084	$9,388	$1,099	$6,895	$48,100

	Real			Resort
	Estate	Leasing	Utilities	Amenities	Other (2)	Consolidated
2017
Operating revenues (1)	$14,575	$5,732	$3,153	$1,121	$1	$24,582
Operating costs and expenses	(1,457)	(2,476)	(2,065)	(978)	(55)	(7,031)
Depreciation expense	-	(1,207)	(477)	(52)	(20)	(1,756)
General and administrative and other expenses	(982)	(742)	(306)	(531)	(1,273)	(3,834)
Operating income (loss)	12,136	1,307	305	(440)	(1,347)	11,961
Pension and other post-retirement expenses						(871)
Interest expense						(190)
Income from continuing operations						$10,900

Capital expenditures (3)	$1,457	$-	$-	$-	$-	$1,457
Assets (4)	$13,261	$18,100	$9,613	$1,216	$2,611	$44,801

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. Intersegment revenues were insignificant.
(2)	Consists primarily of miscellaneous transactions and unallocated general and administrative, and pension and other post-retirement expenses.
(3)	Primarily includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

10.	RESERVES

Allowance for doubtful accounts for 2018 and 2017 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2018	$40	$-	$(6)	$34
2017	$57	$-	$(17)	$40

11.	COMMITMENTS AND CONTINGENCIES

The Company was named along with multiple parties in lawsuits filed by certain owners of units and fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay. The lawsuits were filed in the Circuit Court of the Second Circuit, State of Hawaii on May 23, 2011, June 7, 2012, and June 19, 2013. The lawsuits alleged deceptive acts, intentional misrepresentation, concealment, and negligent misrepresentation, among other allegations and sought unspecified damages, treble damages and other relief.

In September 2018, the defendant parties reached a settlement with the plaintiffs in the May 23, 2011 lawsuit and two of the ten plaintiffs in the June 7, 2012 lawsuit. Under terms of the confidential settlement agreement the Company made an undisclosed payment in October 2018 to be released from the lawsuit.

In November 2018, the Company reached a settlement with the eight remaining plaintiffs in the June 7, 2012 lawsuit. Under terms of the confidential settlement agreement the Company’s insurance carrier made an undisclosed payment in November 2018 to release the Company from the lawsuit. In addition, in December 2018, the Company’s insurance carrier reimbursed the Company for certain of the defense costs it incurred in the June 7, 2012 lawsuit.

In February 2019, the Company reached a settlement with the plaintiffs in the June 19, 2013 lawsuit. Under terms of the confidential settlement agreement the Company will be making an undisclosed payment to be released from the lawsuit. The undisclosed payment has been accrued as of December 31, 2018 in the accompanying financial statements.

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960’s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields.

The Order resulted from an inspection by DOH officials in June 2018. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing is requested to contest the alleged violations and penalties. The Company has requested such a hearing, which has been scheduled for September 2019.

In the meantime, the Company intends to continue working with the DOH on a previously-approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues.

The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying financial statements.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2018 and 2017 was $1,235,000, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above. See Note 6 for the classification of the fair value of pension assets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer, principal financial officer, principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive, principal financial officer, principal accounting officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting include those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Accuity LLP, an independent registered public accounting firm as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have reviewed and updated our internal controls and related procedures related to our change in filing status from a smaller reporting company to an accelerated filer in January 2018 to a smaller reporting company in September 2018. Except as otherwise noted, there has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Executive Officers

The names, ages and certain biographical information about our executive officers, as of February 1, 2019, are provided below.

Warren H. Haruki (66)

Mr. Haruki has been Chief Executive Officer of the Company since May 2011 and Executive Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii since February 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki serves on the boards of several privately-held companies.

Tim T. Esaki (56)

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

Item 11. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2018, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2018, is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides summary information as of December 31, 2018, for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
2017 Equity and Incentive Award Plan	27,500	$7.48	1,309,560

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2018, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2018, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

Consolidated Balance Sheets as of December 31, 2018 and 2017 Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended December 31, 2018 and 2017	20 21
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017	22
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	23
Notes to Financial Statements	24

(a)3.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
10.11#	2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.22	Loan Agreement, by and among the Company and first Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.24	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 1, 2019					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Link Document					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

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

By	/s/ Warren H. Haruki	Date March 1, 2019
Warren H. Haruki, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date March 1, 2019
Stephen M. Case, Director

By	/s/ David A. Heenan	Date March 1, 2019
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date March 1, 2019
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date March 1, 2019
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date March 1, 2019
Tim T. Esaki, Chief Financial Officer (Principal Financial Officer)

By	/s/ Paulus Subrata	Date March 1, 2019
Paulus Subrata, Vice President (Principal Accounting Officer)