Form 10-Q
period 2019-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2019-04-26
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Stock, no par value	19,299,731 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash	$1,133	$624
Accounts receivable, less allowance of $34 for doubtful accounts	1,196	897
Current Portion of income tax receivable	2,499	2,499
Prepaid expenses and other assets	128	37
Assets held for sale	156	212
Total current assets	5,112	4,269

PROPERTY	66,153	65,962
Accumulated depreciation	(37,173)	(36,741)
Net property	28,980	29,221

OTHER ASSETS
Deferred development costs	10,772	10,790
Income tax receivable	2,500	2,500
Other noncurrent assets	1,295	1,320
Total other assets	14,567	14,610

TOTAL ASSETS	$48,659	$48,100

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,735	$1,235
Accounts payable	2,081	2,024
Payroll and employee benefits	335	814
Current portion of accrued retirement benefits	165	165
Deferred revenue	551	137
Other current liabilities	380	323
Total current liabilities	5,247	4,698
LONG-TERM LIABILITIES
Accrued retirement benefits	9,889	9,871
Deposits	2,543	2,558
Other noncurrent liabilities	118	54
Total long-term liabilities	12,550	12,483
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,180,375 and 19,125,521 shares issued and outstanding	80,170	79,411
Additional paid in capital	9,314	9,246
Accumulated deficit	(37,029)	(35,934)
Accumulated other comprehensive loss	(21,593)	(21,804)
Total stockholders' equity	30,862	30,919
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$48,659	$48,100

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$157	$36
Leasing	1,677	1,495
Utilities	748	704
Resort amenities and other	261	307
Total operating revenues	2,843	2,542

OPERATING COSTS AND EXPENSES
Real estate	264	66
Leasing	568	578
Utilities	601	521
Resort amenities and other	311	353
General and administrative	864	831
Share-based compensation	598	579
Depreciation	432	439
Total operating costs and expenses	3,638	3,367

OPERATING LOSS	(795)	(825)
Pension and other post-retirement expenses	(253)	(102)
Interest expense	(47)	(37)
NET LOSS	$(1,095)	$(964)
Pension, net of income taxes of $0	211	185
COMPREHENSIVE LOSS	$(884)	$(779)

NET LOSS PER COMMON SHARE
--BASIC AND DILUTED	$(0.06)	$(0.05)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

Share-based compensation	52	889	208			1,097
Vested restricted stock issued	16	208	(208)			-
Stock option exercised (Note 3)	25	62	68			130
Shares cancelled to pay tax liability	(38)	(400)				(400)
Other comprehensive income - pension					211	211
Net loss				(1,095)		(1,095)

Balance, March 31, 2019	19,180	$80,170	$9,314	$(37,029)	$(21,593)	$30,862

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144
Share-based compensation	71	845	120			965
Vested restricted stock issued	15	120	(120)			-
Shares cancelled to pay tax liability	(35)	(411)				(411)
Other comprehensive income - pension					185	185
Net income				(964)		(964)

Balance, March 31, 2018	19,091	$79,138	$9,246	$(37,396)	$(20,069)	$30,919

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$555	$522

INVESTING ACTIVITIES
Payments of deferred development costs	(146)	(90)
NET CASH USED IN INVESTING ACTIVITIES	(146)	(90)

FINANCING ACTIVITIES
Proceeds from long-term debt	500	-
Debt and common stock issuance costs and other	(400)	(411)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100	(411)

NET INCREASE IN CASH	509	21
CASH AT BEGINNING OF PERIOD	624	1,029
CASH AT END OF PERIOD	$1,133	$1,050

Cash paid during the period:
Interest	$26	$30

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $951,000 and $845,000 for the three months ended March 31, 2019 and 2018, respectively.
●	Accounts payable at March 31, 2018 includes $100,000 for the estimated cost of subdividing the Kapalua Golf Academy practice course.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2019 and 2018. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2018 condensed consolidated balance sheet were reclassified to conform to the current period’s presentation. Such amounts had no impact on total assets and liabilities or net loss and comprehensive loss previously reported.

3.     STOCKHOLDERS’ EQUITY

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted	19,144,912	19,058,202
Potentially dilutive	19,775	27,500

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

On March 6, 2019, the Company’s Chairman & Chief Executive Officer exercised a non-qualified stock option to acquire 25,000 shares of the Company’s stock at an exercise price of $5.20 per share. The stock option was granted on March 9, 2009 and vested 20% annually beginning March 9, 2010 through March 9, 2014. The stock option had an expiration date of March 9, 2019.

4.	PROPERTY

Property at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land	$5,086	$5,059
Land improvements	24,727	24,727
Buildings	24,884	24,884
Machinery and equipment	11,277	11,143
Construction in progress	179	149
Total property	66,153	65,962
Less accumulated depreciation	37,173	36,741
Net property	$28,980	$29,221

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

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations. Also included are machinery and equipment used in the Zipline Course and in the Company’s utilities operations.

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility	-	56
Assets held for sale	$156	$212

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

The value of the Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility was considered fully impaired and written down to zero at March 31, 2019.

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.99% and 5.84%, at March 31, 2019 and December 31, 2018, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of March 31, 2019.

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

Share-based compensation totaled $598,000 and $579,000 for the three months ended March 31, 2019 and 2018, respectively. Included in these amounts were $208,000 and $120,000 of restricted shares of common stock which vested during the first three months of 2019 and 2018, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31	December 31,
	2019	2018
	(in thousands)
Defined benefit pension plans	$7,987	$7,971
Non-qualified retirement plans	2,067	2,065
Total	10,054	10,036
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,889	$9,871

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

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months
	Ended March 31,
	2019	2018
	(in thousands)
Interest cost	$527	$495
Expected return on plan assets	(485)	(578)
Amortization of net loss	211	185
Pension and other postretirement expenses	$253	$102

9.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2019 and 2018 reflects the recognition of interim period tax benefits and changes to its tax valuation allowance.

In December 2017, The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, elimination of Alternative Minimum Tax (AMT) and refund of AMT credit carryforward, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The TCJA also establishes new tax laws that will affect future periods, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) limiting deductible interest expense; (3) modifying the tax treatment of like-kind exchanges; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (5) imposing a new provision designed to tax global intangible low-tax income; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) limiting the use of Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017; (8) modifying the limitations on the use of foreign tax credits to reduce our U.S. income tax liability; and (9) further restricting the deductibility of certain executive compensation and fringe benefits. The Company is in the process of analyzing the regulations issued and determining an estimate of the financial impact.

In accordance with TCJA, the Company eliminated $91.3 million of AMT NOL carry forwards at December 31, 2018 and recognized as income tax benefit $5.0 million from its unused AMT credit carry forwards. The Company expects to receive 50%, or $2.5 million, of said credit in 2019 and the remaining balance over the following two years.

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

Reportable operating segment revenues and income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months
	Ended March 31,
	2019	2018
	(in thousands)
Operating Segment Revenues
Real estate	$157	$36
Leasing	1,677	1,495
Utilities	748	704
Resort amenities and other	261	307
Total Operating Segment Revenues	$2,843	$2,542
Operating Segment Income (Loss)
Real estate	$(107)	$(30)
Leasing	1,109	917
Utilities	147	183
Resort amenities and other	(50)	(46)
Total Operating Segment Income	$1,099	$1,024

11.	COMMITMENTS AND CONTINGENCIES

There have been no changes in the status of commitments and contingencies as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at March 31, 2019 and December 31, 2018 were $1,735,000 and $1,235,000, respectively, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above.

13.     NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for us on January 1, 2019. Upon adoption of the lease ASUs on January 1, 2019, we elected the following practical expedients provided by these ASUs:

●	Package of practical expedients – requires the Company not to reevaluate its existing or expired leases as of January 1, 2019, under the new lease accounting ASUs.
●	Optional transition method practical expedient – requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.
●	Land easements practical expedient – requires the Company to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.
●	Single component practical expedient – requires the Company to account for lease and nonlease components associated with that lease under the new lease ASUs, if certain criteria are met.
●

Short-term leases practical expedient – for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows us not to record on the Company’s balance sheets related lease liabilities, taxes collected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Lessor accounting

The Company recognized revenue from our lease agreements aggregating $1.7 million for the three months ended March 31, 2019. This revenue consisted primarily of rental revenue, percentage rental revenue, and tenant recoveries.

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

Costs to execute leases

The new lease ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under the new lease ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. Under the package of practical expedients that the Company elected on January 1, 2019, it is not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease ASUs in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the new lease ASUs. Effective January 1, 2019, costs that the Company incurs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants are expensed as incurred.

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

For the three months ended March 31, 2019, the Company recognized rent expense of approximately $7,000 for these leases. As of March 31, 2019, the remaining contractual payments under the office and equipment leases are $50,000. All of the aforementioned leases for which the Company is the lessee are currently classified as operating leases.

Under the package of practical expedients that the Company elected upon adoption of the new lease ASUs, all of its operating leases existing as of January 1, 2019, for which the Company is the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease ASUs. The Company has also evaluated the effect of the new lease ASUs on the calculation of its debt covenants as of March 31, 2019 and noted no significant effect on the calculation.

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

On August 28, 2018, the FASB issued ASU 2018-14 which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is in the process of assessing the impact of ASU on its financial statements and expects to adopt the new disclosure requirements on January 1, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2019, we adopted ASU No. 2016-02 and related ASUs which changes certain aspects of accounting for leases for both lessees and lessors without material impact. There have been no significant changes in our critical accounting policies during the first three months of 2019, other than the adoption of ASU No. 2016-02.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

CONSOLIDATED

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues	$2,843	$2,542
Operating costs and expenses	(1,744)	(1,518)
General and administrative	(864)	(831)
Share-based compensation	(598)	(579)
Depreciation	(432)	(439)
Operating loss	(795)	(825)
Pension and other postretirement expenses	(253)	(102)
Interest expense	(47)	(37)
Net loss	$(1,095)	$(964)

Net loss per common share	$(0.06)	$(0.05)

REAL ESTATE

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues	$157	$36
Operating costs and expenses	(264)	(66)
Operating loss	$(107)	$(30)

Included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. totaling $157,000 and $36,000 for the three months ended March 31, 2019 and 2018, respectively.

The increase in operating costs and expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to legal defense costs incurred in the lawsuits with respect to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay and impairment charges related to our Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility.

We did not have any significant real estate development expenditures in the first three months of 2019 or 2018.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues	$1,677	$1,495
Operating costs and expenses	(568)	(578)
Operating income	$1,109	$917

The increase in operating revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to higher rent income from new tenants in our Upcountry Maui properties.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues	$748	$704
Operating costs and expenses	(601)	(521)
Operating income	$147	$183

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating costs and expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to higher deferred maintenance expenditures and repairs and maintenance costs.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues	$261	$307
Operating costs and expenses	(311)	(353)
Operating loss	$(50)	$(46)

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

The decrease in operating revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to completion in 2018 of the accretion of non-refundable club dues collected from fractional interests in the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

The decrease in operating costs and expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mainly due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1.1 million and $13.3 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of March 31, 2019.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (5.99% at March 31, 2019). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of March 31, 2019, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first three months of 2019, net cash flow provided by our operating activities totaled $0.5 million. Interest payments on our long-term debt totaled $26,000 for the three months ended March 31, 2019.

We were not required to make any minimum funding contributions to our defined benefit pension plans during the three months ended March 31, 2019.

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

Changes in Internal Controls Over Financial Reporting

There has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2019.

Item 5. OTHER INFORMATION

On April 26, 2019, the Company appointed Scott N. Kodama as Interim Controller and Principal Accounting Officer. Mr. Kodama has over 25 years of accounting and business management experience, and was a former audit manager at Ernst & Young LLP and Deloitte and Touche LLP.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

April 26, 2019	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.