Form 10-Q
period 2019-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2019-08-08
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without Par Value	MLP	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, no par value	19,313,833 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
	(in thousands except share data)

CURRENT ASSETS
Cash	$622	$624
Accounts receivable, less allowance of $34 for doubtful accounts	1,064	897
Current portion of income tax receivable	2,499	2,499
Prepaid expenses and other assets	94	37
Assets held for sale	156	212
Total current assets	4,435	4,269

PROPERTY	66,033	65,962
Accumulated depreciation	(37,490)	(36,741)
Net property	28,543	29,221

OTHER ASSETS
Deferred development costs	10,882	10,790
Income tax receivable	2,500	2,500
Other noncurrent assets	1,277	1,320
Total other assets	14,659	14,610

TOTAL ASSETS	$47,637	$48,100

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,035	$1,235
Accounts payable	597	2,024
Payroll and employee benefits	559	814
Current portion of accrued retirement benefits	165	165
Deferred revenue	332	137
Other current liabilities	342	323
Total current liabilities	4,030	4,698

LONG-TERM LIABILITIES
Accrued retirement benefits	9,886	9,871
Deposits	2,636	2,558
Other noncurrent liabilities	64	54
Total long-term liabilities	12,586	12,483

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,191,848 and 19,125,521 shares issued and outstanding	80,297	79,411
Additional paid in capital	9,314	9,246
Accumulated deficit	(37,209)	(35,934)
Accumulated other comprehensive loss	(21,381)	(21,804)
Total stockholders' equity	31,021	30,919
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$47,637	$48,100

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,
	2019	2018
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$209	$300
Leasing	1,719	1,558
Utilities	929	810
Resort amenities and other	248	292
Total operating revenues	3,105	2,960

OPERATING COSTS AND EXPENSES
Real estate	255	443
Leasing	603	706
Utilities	586	520
Resort amenities and other	208	231
General and administrative	510	725
Share-based compensation	374	320
Depreciation	431	446
Total operating costs and expenses	2,967	3,391

OPERATING INCOME (LOSS)	138	(431)
Pension and other post-retirement expenses	(256)	(102)
Interest expense	(63)	(37)
NET LOSS	$(181)	$(570)
Pension, net of income taxes of $0	211	185
COMPREHENSIVE INCOME (LOSS)	$30	$(385)

NET LOSS PER COMMON SHARE
--BASIC AND DILUTED	$(0.01)	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$366	$336
Leasing	3,396	3,053
Utilities	1,677	1,514
Resort amenities and other	509	599
Total operating revenues	5,948	5,502

OPERATING COSTS AND EXPENSES
Real estate	521	509
Leasing	1,178	1,284
Utilities	1,187	1,041
Resort amenities and other	533	584
General and administrative	1,350	1,556
Share-based compensation	972	899
Depreciation	863	885
Total operating costs and expenses	6,604	6,758

OPERATING LOSS	(656)	(1,256)
Pension and other postretirement expenses	(509)	(204)
Interest expense	(110)	(74)
NET LOSS	$(1,275)	$(1,534)
Pension, net of income taxes of $0	423	370
COMPREHENSIVE LOSS	$(852)	$(1,164)

NET LOSS PER COMMON SHARE
--BASIC & DILUTED	$(0.07)	$(0.08)

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended and Six Months Ended June 30, 2019 and 2018

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

Share-based compensation	52	951	146			1,097
Vested restricted stock issued	16	146	(146)			-
Stock option exercised (Note 3)	25	62	68			130
Shares cancelled to pay tax liability	(38)	(400)				(400)
Other comprehensive income - pension					212	212
Net loss				(1,094)		(1,094)
Balance, March 31, 2019	19,180	80,170	9,314	(37,028)	(21,592)	30,864

Share-based compensation			183			183
Vested restricted stock issued	17	183	(183)			-
Shares cancelled to pay tax liability	(5)	(56)				(56)
Other comprehensive income - pension					211	211
Net loss				(181)		(181)
Balance, June 30, 2019	19,192	$80,297	$9,314	$(37,209)	$(21,381)	$31,021

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation	71	845	120			965
Vested restricted stock issued	15	120	(120)			-
Shares cancelled to pay tax liability	(35)	(411)				(411)
Other comprehensive income - pension					185	185
Net loss				(964)		(964)
Balance, March 31, 2018	19,091	79,138	9,246	(37,396)	(20,069)	30,919

Share-based compensation	-	-	148			148
Vested restricted stock issued	16	148	(148)			-
Shares cancelled to pay tax liability	(4)	(56)				(56)
Other comprehensive income - pension					185	185
Net loss				(570)		(570)
Balance, June 30, 2018	19,103	$79,230	$9,246	$(37,966)	$(19,884)	$30,626

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(91)	$805

INVESTING ACTIVITIES
Payments of property and deferred development costs	(256)	(211)
NET CASH USED IN INVESTING ACTIVITIES	(256)	(211)

FINANCING ACTIVITIES
Proceeds from long-term debt	800	-
Debt and common stock issuance costs and other	(455)	(467)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	345	(467)

NET INCREASE (DECREASE) IN CASH	(2)	127
CASH AT BEGINNING OF PERIOD	624	1,029
CASH AT END OF PERIOD	$622	$1,156

Cash paid during the period:
Interest	$68	$35

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $951,000 and $845,000 for the six months ended June 30, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2019 and 2018. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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

3.     STOCKHOLDERS’ EQUITY

Basic and diluted weighted-average shares outstanding for the periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Basic and diluted	19,180,735	19,091,414	19,163,022	19,074,809
Potentially dilutive	2,500	27,500	11,389	27,500

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued.

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

4.     PROPERTY

Property at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land	$5,086	$5,059
Land improvements	24,727	24,727
Buildings	24,763	24,884
Machinery and equipment	11,295	11,143
Construction in progress	162	149
Total property	66,033	65,962
Less accumulated depreciation	37,490	36,741
Net property	$28,543	$29,221

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility	-	56
Assets held for sale	$156	$212

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

The value of the Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility was considered fully impaired and written down to zero at March 31, 2019.

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.94% and 5.84%, at June 30, 2019 and December 31, 2018, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of June 30, 2019.

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

Share-based compensation totaled $972,000 and $899,000 for the six months ended June 30, 2019 and 2018, respectively. Included in these amounts were $328,000 and $268,000 of restricted shares of common stock which vested during the first six months of 2019 and 2018, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30	December 31,
	2019	2018
	(in thousands)

Defined benefit pension plan	$8,003	$7,971
Non-qualified retirement plans	2,048	2,065
Total	10,051	10,036
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,886	$9,871

The Company has a defined benefit pension plan which covers substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under the plan were frozen. The Company also has unfunded non-qualified retirement plans covering twelve of its former executives. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued.

The net periodic benefit costs for pension and postretirement benefits for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest cost	$527	$495	$1,053	$990
Expected return on plan assets	(482)	(578)	(967)	(1,156)
Amortization of net loss	211	185	423	370
Pension and other postretirement expenses	$256	$102	$509	$204

9.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s effective tax rate for 2019 and 2018 reflects the recognition of expected federal alternative minimum tax liabilities and interim period tax benefits and changes to its tax valuation allowance.

In accordance with The Tax Cuts and Jobs Act of 2017, the Company eliminated $91.3 million of Alternative Minimum Tax (AMT) net operating loss carry forwards at December 31, 2018 and recognized as income tax benefit $5.0 million from its unused AMT credit carry forwards. The Company expects to receive 50%, or $2.5 million, of said credit in 2020 and the remaining balance to be received over the following two years.

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$209	$300	$366	$336
Leasing	1,719	1,558	3,396	3,053
Utilities	929	810	1,677	1,514
Resort amenities and other	248	292	509	599
Total Operating Segment Revenues	$3,105	$2,960	$5,948	$5,502
Operating Segment Income (Loss)
Real estate	$(46)	$(143)	$(155)	$(173)
Leasing	1,116	852	2,218	1,769
Utilities	343	290	490	473
Resort amenities and other	40	61	(24)	15
Total Operating Segment Income	$1,453	$1,060	$2,529	$2,084

11.	COMMITMENTS AND CONTINGENCIES

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at June 30, 2019 and December 31, 2018 were $2,035,000 and $1,235,000, respectively, which approximated fair value. The fair value of debt was measured using the level 2 inputs, noted above.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement,  presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently,  the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for us on January 1, 2019. Upon adoption of the lease ASUs on January 1, 2019, we elected the following practical expedients provided by these ASUs:

●	Package of practical expedients - requires the Company not to reevaluate its existing or expired leases as of January 1, 2019, under the new lease accounting ASUs.
●	Optional transition method practical expedient - requires the Company to apply the new lease ASUs prospectively from the adoption date of January 1, 2019.
●	Land easements practical expedient - requires the Company to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.
●	Single component practical expedient - requires the Company to account for lease and nonlease components associated with that lease under the new lease ASUs, if certain criteria are met.
●	Short-term leases practical expedient - for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows us not to record on the Company's balance sheets related lease liabilities, taxes c ollected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Lessor accounting

The Company recognized revenue from our lease agreements aggregating $3.4 million for the six months ended June 30, 2019. This revenue consisted primarily of rental revenue, percentage rental revenue, and tenant recoveries.

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

As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition ASUs. The Company's operating leases commencing or modified after January 1, 2019, for  which  the Company is the lessor are expected to qualify for the single component practical expedient accounting under the new lease ASUs. The adoption of this guidance will not have a material impact on the Company's financial statements.

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

For the six months ended June 30, 2019, the Company  recognized rent expense of approximately $17,000 for these leases. As of June 30, 2019, the remaining contractual payments under the office and equipment leases are $40,000. All of the aforementioned leases for which  the Company is the lessee are currently classified as operating leases.

Under the package of practical expedients that the Company elected upon adoption of the new lease ASUs, all of its operating leases existing as of January 1,2019, for which the Company is the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease ASUs. The Company has also evaluated the effect of the  new lease ASUs on the calculation of its debt covenants as of June 30, 2019 and noted no significant effect on the calculation.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions  are considered reasonably  possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2019, we adopted ASU No. 2016-02 and related ASUs which changes certain aspects of accounting for leases for both lessees and lessors without material impact. There have been no significant changes in our critical accounting policies during the first six months of 2019, other than the adoption of ASU No. 2016-02.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2019 compared to Three and Six Months Ended June 30, 2018

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$3,105	$2,960	$5,948	$5,502
Operating costs and expenses	(1,652)	(1,900)	(3,419)	(3,418)
General and administrative	(510)	(725)	(1,350)	(1,556)
Share-based compensation	(374)	(320)	(972)	(899)
Depreciation	(431)	(446)	(863)	(885)
Operating income (loss)	138	(431)	(656)	(1,256)
Pension and other postretirement expenses	(256)	(102)	(509)	(204)
Interest expense	(63)	(37)	(110)	(74)
Net loss	$(181)	$(570)	$(1,275)	$(1,534)

Net loss per common share	$(0.01)	$(0.03)	$(0.07)	$(0.08)

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$209	$300	$366	$336
Operating costs and expenses	(255)	(443)	(521)	(509)
Operating loss	$(46)	$(143)	$(155)	$(173)

Included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. totaling $209,000 and $300,000 for the three months ended June 30, 2019 and 2018, respectively, and $366,000 and $336,000 for the six months ended June 30, 2019 and 2018, respectively.

The decrease in operating costs and expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to lower legal defense costs incurred in lawsuits related to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

We did not have any significant real estate development expenditures in the first six months of 2019 or 2018.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$1,719	$1,558	$3,396	$3,053
Operating costs and expenses	(603)	(706)	(1,178)	(1,284)
Operating income	$1,116	$852	$2,218	$1,769

The increases in operating revenues for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were due to higher rental income from our commercial leasing portfolio as a result of increased percentage rent and improved renegotiated terms of existing tenant leases.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$929	$810	$1,677	$1,514
Operating costs and expenses	(586)	(520)	(1,187)	(1,041)
Operating income	$343	$290	$490	$473

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. The increase in utilities operating costs and expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to higher deferred maintenance expenditures and repair costs.

RESORT AMENITIES AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$248	$292	$509	$599
Operating costs and expenses	(208)	(231)	(533)	(584)
Operating income	$40	$61	$(24)	$15

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

The decrease in operating revenues and operating costs and expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $622,000 and $13.0 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of June 30, 2019.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (5.94% at June 30, 2019). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of June 30, 2019, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first six months of 2019, net cash flow used in our operating activities totaled $91,000. Net cash provided by our operating activities was $805,000 for the first six months of 2018.

For the six months ended June 30, 2019, net proceeds from long-term debt was $800,000. Interest payments on our long-term debt totaled $68,000 and $35,000 for the six months ended June 30, 2019 and 2018, respectively.

We were not required to make any minimum funding contributions to our defined benefit pension plan during the six months ended June 30, 2019.

Future Cash Inflows and Outflows

Our business initiatives for the next six months include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

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

FORWARD-LOOKING STATEMENTS AND RISKS

This and other reports filed by us with the Securities and Exchange Commission, or SEC, contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions or the occurrence of natural disasters;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

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

Changes in Internal Controls Over Financial Reporting

There has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2019.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 7, 2019	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.