Form 10-Q
period 2019-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2019-11-07
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MLP	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2019
Common Stock, no par value	19,307,806 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
	(in thousands except share data)

CURRENT ASSETS
Cash	$619	$624
Accounts receivable, less allowance of $34 for doubtful accounts	1,170	989
Current portion of income tax receivable	2,499	2,499
Prepaid expenses and other assets	182	37
Assets held for sale	156	212
Total current assets	4,626	4,361

PROPERTY	66,151	65,962
Accumulated depreciation	(37,907)	(36,741)
Property, net	28,244	29,221

OTHER ASSETS
Deferred development costs	10,961	10,790
Income tax receivable	2,500	2,500
Other noncurrent assets	1,284	1,320
Total other assets	14,745	14,610

TOTAL ASSETS	$47,615	$48,192

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$1,235	$1,235
Accounts payable	910	2,024
Payroll and employee benefits	749	814
Current portion of accrued retirement benefits	165	165
Deferred revenue	157	137
Other current liabilities	423	415
Total current liabilities	3,639	4,790

LONG-TERM LIABILITIES
Accrued retirement benefits	9,861	9,871
Deposits	2,679	2,558
Other noncurrent liabilities	96	54
Total long-term liabilities	12,636	12,483

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,202,465 and 19,125,521 shares issued and outstanding	80,414	79,411
Additional paid in capital	9,314	9,246
Accumulated deficit	(37,218)	(35,934)
Accumulated other comprehensive loss	(21,170)	(21,804)
Total stockholders' equity	31,340	30,919
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$47,615	$48,192

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$305	$66
Leasing	1,830	1,552
Utilities	1,060	900
Resort amenities and other	242	292
Total operating revenues	3,437	2,810

OPERATING COSTS AND EXPENSES
Real estate	352	1,311
Leasing	584	620
Utilities	726	593
Resort amenities and other	219	229
General and administrative	466	795
Share-based compensation	374	307
Depreciation	417	443
Total operating costs and expenses	3,138	4,298

OPERATING INCOME (LOSS)	299	(1,488)
Pension and other post-retirement expenses	(258)	(102)
Interest expense	(50)	(37)
NET LOSS	$(9)	$(1,627)
Pension, net of income taxes of $0	211	185
COMPREHENSIVE INCOME (LOSS)	$202	$(1,442)

NET LOSS PER COMMON SHARE
--BASIC AND DILUTED	$-	$(0.09)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$671	$402
Leasing	5,226	4,605
Utilities	2,737	2,414
Resort amenities and other	751	891
Total operating revenues	9,385	8,312

OPERATING COSTS AND EXPENSES
Real estate	873	1,820
Leasing	1,762	1,904
Utilities	1,913	1,634
Resort amenities and other	751	813
General and administrative	1,816	2,351
Share-based compensation	1,346	1,206
Depreciation	1,280	1,328
Total operating costs and expenses	9,741	11,056

OPERATING LOSS	(356)	(2,744)
Pension and other postretirement expenses	(768)	(306)
Interest expense	(160)	(111)
NET LOSS	$(1,284)	$(3,161)
Pension, net of income taxes of $0	634	555
COMPREHENSIVE LOSS	$(650)	$(2,606)

NET LOSS PER COMMON SHARE
--BASIC & DILUTED	$(0.07)	$(0.17)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended and Nine Months Ended September 30, 2019 and 2018

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

Share-based compensation	52	951	329			1,280
Vested restricted stock issued	33	329	(329)			-
Stock option exercised (Note 3)	25	62	68			130
Shares cancelled to pay tax liability	(43)	(456)				(456)
Other comprehensive income - pension					423	423
Net loss				(1,275)		(1,275)
Balance, June 30, 2019	19,192	80,297	9,314	(37,209)	(21,381)	31,021

Share-based compensation			182			182
Vested restricted stock issued	16	182	(182)			-
Shares cancelled to pay tax liability	(6)	(65)				(65)
Other comprehensive income - pension					211	211
Net loss				(9)		(9)
Balance, September 30, 2019	19,202	$80,414	$9,314	$(37,218)	$(21,170)	$31,340

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation	71	845	268			1,113
Vested restricted stock issued	31	268	(268)			-
Shares cancelled to pay tax liability	(39)	(467)				(467)
Other comprehensive income - pension					370	370
Net loss				(1,534)		(1,534)
Balance, June 30, 2018	19,103	79,230	9,246	(37,966)	(19,884)	30,626

Share-based compensation	-	-	134			134
Vested restricted stock issued	17	134	(134)			-
Shares cancelled to pay tax liability	(6)	(65)				(65)
Other comprehensive income - pension					185	185
Net loss				(1,627)		(1,627)
Balance, September 30, 2018	19,114	$79,299	$9,246	$(39,593)	$(19,699)	$29,253

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$968	$1,072

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(453)	(326)
NET CASH USED IN INVESTING ACTIVITIES	(453)	(326)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(520)	(532)
NET CASH USED IN FINANCING ACTIVITIES	(520)	(532)

NET INCREASE (DECREASE) IN CASH	(5)	214
CASH AT BEGINNING OF PERIOD	624	1,029
CASH AT END OF PERIOD	$619	$1,243

Cash paid during the period for interest	$118	$52

SUPPLEMENTAL NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $951,000 and $845,000 for the nine months ended September 30, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to the annual financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2019 and 2018. The interim unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim reports are not necessarily indicative of results for a full year. Certain amounts in the December 31, 2018 condensed consolidated balance sheet were reclassified to conform to the current period’s presentation. Such amounts had no impact on net income and comprehensive income (loss) previously reported.

3.     STOCKHOLDERS’ EQUITY

Basic and diluted weighted-average shares outstanding for the periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Basic and diluted	19,191,848	19,102,889	19,172,772	19,084,242
Potentially dilutive	2,500	27,500	8,382	27,500

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

4.	PROPERTY

Property at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019 (unaudited)	December 31, 2018 (audited)
	(in thousands)
Land	$5,086	$5,059
Land improvements	24,727	24,727
Buildings	24,763	24,884
Machinery and equipment	11,295	11,143
Construction in progress	280	149
Total property	66,151	65,962
Less accumulated depreciation	37,907	36,741
Property, net	$28,244	$29,221

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

5.     ASSETS HELD FOR SALE AND REAL ESTATE SALES

Assets held for sale at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019 (unaudited)	December 31, 2018 (audited)
	(in thousands)
Upcountry Maui, 630-acre parcel of agricultural land	$156	$156
Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility	-	56
Assets held for sale	$156	$212

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

The value of the Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility was considered fully impaired and written down to zero at March 31, 2019.

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50%, or 5.60% and 5.84%, at September 30, 2019 and December 31, 2018, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of September 30, 2019.

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

Share-based compensation totaled $1,346,000 and $1,206,000 for the nine months ended September 30, 2019 and 2018, respectively. Included in these amounts were $511,000 and $402,000 of restricted shares of common stock which vested during the first nine months of 2019 and 2018, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30	December 31,
	2019	2018
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$8,019	$7,971
Non-qualified retirement plans	2,007	2,065
Total	10,026	10,036
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,861	$9,871

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

The net periodic benefit costs for pension and postretirement benefits for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest cost	$527	$495	$1,580	$1,485
Expected return on plan assets	(480)	(578)	(1,446)	(1,734)
Amortization of net loss	211	185	634	555
Pension and other postretirement expenses	$258	$102	$768	$306

9.	INCOME TAXES

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(unaudited)		(unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$305	$66	$671	$402
Leasing	1,830	1,552	5,226	4,605
Utilities	1,060	900	2,737	2,414
Resort amenities and other	242	292	751	891
Total Operating Segment Revenues	$3,437	$2,810	$9,385	$8,312
Operating Segment Income (Loss)
Real estate	$(47)	$(1,245)	$(202)	$(1,418)
Leasing	1,246	932	3,464	2,701
Utilities	334	307	824	780
Resort amenities and other	23	63	-	78
Total Operating Segment Income	$1,556	$57	$4,086	$2,141

11.	COMMITMENTS AND CONTINGENCIES

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

The Order resulted from an inspection by DOH officials in June 2018. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing was requested to contest the alleged violations and penalties. The Company requested such a hearing, which was initially scheduled for September 2019 and has now been postponed by mutual agreement of the parties as the Company continues working with the DOH on a previously-approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues.

The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying financial statements.

There are various other claims and legal actions pending against the Company. In the opinion of management, after consultation with legal counsel, the resolution of these other matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

12.	FAIR VALUE MEASUREMENTS

GAAP establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements to enable the reader of the interim unaudited condensed consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. GAAP requires that financial assets and liabilities be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated interim balance sheets and consolidated interim statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt, which approximated fair value, was $1,235,000 at September 30, 2019 and December 31, 2018. The fair value of debt was measured using the level 2 inputs, noted above.

13.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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
●

Short-term leases practical expedient - for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows us not to record on the Company's balance sheets related lease liabilities, taxes collected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Lessor accounting

The Company recognized revenue from our lease agreements aggregating $5.2 million for the nine months ended September 30, 2019. This revenue consisted primarily of rental revenue, percentage rental revenue, and tenant recoveries.

The Company recognizes rental revenue from its operating leases on a straight-line basis over the respective lease terms. The Company commences recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Under the lease ASUs, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis).

On January 1, 2019, the Company elected the single component practical expedient, which requires the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If it is determined that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the new lease ASUs. Conversely, the Company is required to account for the combined component under the new revenue recognition ASUs if it is determined that the nonlease component is the predominant component.

As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition ASUs. The Company's operating leases commencing or modified after January 1, 2019, for which the Company is the lessor are expected to qualify for the single component practical expedient accounting under the new lease ASUs. The adoption of this guidance did not have a material impact on the Company's financial statements.

Costs to execute leases

The new lease ASUs require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under the new lease ASUs, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. Under the package of practical expedients that the Company elected on January 1, 2019, it is not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease ASUs in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the new lease ASUs. Effective January 1, 2019, costs that the Company incurs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants are expensed as incurred.

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

For the nine months ended September 30, 2019, the Company recognized rent expense of approximately $34,000 for these leases. As of September 30, 2019, the remaining contractual payments under the office and equipment leases are $32,000. All of the aforementioned leases for which the Company is the lessee are currently classified as operating leases. A right-of-use asset and lease liability has been recorded in Other noncurrent assets and Other noncurrent liabilities, respectively

Under the package of practical expedients that the Company elected upon adoption of the new lease ASUs, all of its operating leases existing as of January 1,2019, for which the Company is the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease ASUs. The Company has also evaluated the effect of the  new lease ASUs on the calculation of its debt covenants as of September 30, 2019 and noted no significant effect on the calculation.

ASU No. 2016-13:

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information to determine credit loss estimates. This ASU will be effective for annual reporting periods beginning after December 15, 2019 for SEC filers except for smaller reporting companies, whose effective date will be periods beginning after December 15, 2022. The Company is in the process of assessing the impact of ASU No. 2016-13 on operating results from its real estate, leasing, utilities, and resort amenities segments.

ASU 2018-14:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited interim condensed consolidated financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions  are considered reasonably  possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. On January 1, 2019, we adopted ASU No. 2016-02 and related ASUs which changes certain aspects of accounting for leases for both lessees and lessors without material impact. There have been no significant changes in our critical accounting policies during the first nine months of 2019, other than the adoption of ASU No. 2016-02.

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2019 compared to Three and Nine Months Ended September 30, 2018

CONSOLIDATED

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$3,437	$2,810	$9,385	$8,312
Operating costs and expenses	(1,881)	(2,753)	(5,299)	(6,171)
General and administrative	(466)	(795)	(1,816)	(2,351)
Share-based compensation	(374)	(307)	(1,346)	(1,206)
Depreciation	(417)	(443)	(1,280)	(1,328)
Operating income (loss)	299	(1,488)	(356)	(2,744)
Pension and other postretirement expenses	(258)	(102)	(768)	(306)
Interest expense	(50)	(37)	(160)	(111)
Net loss	$(9)	$(1,627)	$(1,284)	$(3,161)

Net loss per common share	$-	$(0.09)	$(0.07)	$(0.17)

REAL ESTATE

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$305	$66	$671	$402
Operating costs and expenses	(352)	(1,311)	(873)	(1,820)
Operating loss	$(47)	$(1,245)	$(202)	$(1,418)

Included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. totaling $305,000 and $66,000 for the three months ended September 30, 2019 and 2018, respectively, and $671,000 and $402,000 for the nine months ended September 30, 2019 and 2018, respectively.

The decrease in operating costs and expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to lower legal defense costs incurred in lawsuits related to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

Real estate development expenditures were $252,000 and $305,000 in the first nine months of 2019 and 2018, respectively.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$1,830	$1,552	$5,226	$4,605
Operating costs and expenses	(584)	(620)	(1,762)	(1,904)
Operating income	$1,246	$932	$3,464	$2,701

The increases in operating revenues for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were due to higher rental income from our commercial leasing portfolio as a result of increased percentage rent and improved renegotiated terms of existing tenant leases.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

UTILITIES

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$1,060	$900	$2,737	$2,414
Operating costs and expenses	(726)	(593)	(1,913)	(1,634)
Operating income	$334	$307	$824	$780

We have contracted a third-party water engineering and management company to manage the operations of our wholly-owned subsidiaries: Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. We have contracted a water maintenance company to manage our non-potable/irrigation water systems in West and Upcountry Maui.

Rates charged by our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. subsidiaries are regulated by the Hawaii Public Utilities Commission. Revenues from our Utilities segment operations are primarily affected by the amount of rainfall and the level of development and volume of visitors in the Kapalua Resort. Higher deferred maintenance expenditures and repair costs increased operating costs and expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

RESORT AMENITIES AND OTHER

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Operating revenues	$242	$292	$751	$891
Operating costs and expenses	(219)	(229)	(751)	(813)
Operating income	$23	$63	$-	$78

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

The decrease in operating revenues and operating costs and expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $619,000 and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of September 30, 2019.

We have a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2019 and provides for two optional one-year extension periods. Interest on borrowings is at LIBOR plus 3.50% (5.60% at September 30, 2019). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of September 30, 2019, we were in compliance with the covenants under the Credit Facility.

Cash Flows

During the first nine months of 2019, net cash flow provided by our operating activities totaled $968,000. Net cash provided by our operating activities was $1,072,000 for the first nine months of 2018.

Interest payments on our long-term debt totaled $118,000 and $52,000 for the nine months ended September 30, 2019 and 2018, respectively.

We were not required to make any minimum funding contributions to our defined benefit pension plan during the nine months ended September 30, 2019.

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

Changes in Internal Controls Over Financial Reporting

There has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2019.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 6, 2019	/s/ TIM T. ESAKI
Date	Tim T. Esaki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

21