Form 10-K
period 2019-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2020-03-03
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$69,248,551 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2019)	19,301,779 (Number of shares of common stock outstanding at February 10, 2020)

Portions of registrant’s Proxy Statement for registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K
(Documents incorporated by reference)

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

Overview

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Depending upon the context, the terms “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries.

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

• Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and stewardship and conservation efforts.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Additional information and operating results pertaining to the above business segments can be found under the heading “Description of Business” in this Item 1 and in Note 10 to our financial statements set forth in Item 8 of this annual report.

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings in acres as of December 31, 2019:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	̶	900
Agricultural zoned	10,800	2,100	12,900
Conservation/watershed	9,000	̶	9,000
	20,700	2,100	22,800

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

We have approximately 1,200 acres of land on Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2019:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates	Deferred Development Costs (millions)	Projected Costs to Complete (millions)
Kapalua Resort	900	Yes	2021 - 2039	$5.9	$500 - $1,000
Hali’imaile Town	300	No	2029 - 2034	$0.6	$100 - $200

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

Kapalua Central Resort is a commercial town center and residential community located in the core of the Kapalua Resort. It is comprised of 46 acres and is planned to include up to 61,000 square feet of commercial space and 188 condominium and multi-family residential units. State and County land use entitlements have been secured for this project. In February 2020, we entered into an agreement to sell the Kapalua Central Resort project for $43.9 million, or the Kapalua Central Resort Sale.  The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period ending on July 31, 2020 and a closing date 45 days after the last day of the due diligence period.

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

Revenues from our Real Estate segment totaled $0.9 million, or approximately 9% of our total operating revenues for the year ended December 31, 2019.

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

Leasing

Our Leasing segment operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of the our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and stewardship and conservation efforts.

Commercial and Industrial Leases – We are the owner and lessor of approximately 184,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2019:

	Total	Average
	Square	Occupancy	Lease
	Footage	Percentage	Expiration Dates
Kapalua Resort	57,000	93%	2020 - 2048
Other West Maui	14,000	93%	2020 - 2023
Upcountry Maui	113,000	91%	2020 - 2023

Agricultural Leases – We are the lessor of approximately 5,800 acres of diversified agriculture, renewable energy, eco tours, and activities land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – We currently have licensing agreements for the use of our registered Kapalua and other trademarks and trade names with several different companies, mainly in conjunction with our agricultural, commercial and industrial leases.

Potable and Non-Potable Water Systems – We own and operate several potable water wells, non-potable irrigation water ditches, reservoirs and transmission systems serving the Kapalua Resort, the County of Maui, and agricultural users in West and Upcountry Maui.

Stewardship and Conservation – We manage the conservation of a 9,000-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii, the County of Maui, and other organizations.

Revenues from our Leasing segment totaled $8.1 million, or approximately 81% of our total operating revenues for the year ended December 31, 2019.

Our Leasing segment operations are highly sensitive to economic conditions including tourism and consumer spending levels and faces substantial competition from other property owners in Maui and Hawaii. The amount of rainfall and the level of development in the Kapalua Resort area also affect the demand for our potable and non-potable water..

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $1.0 million, or approximately 10% of our total operating revenues for the year ended December 31, 2019.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2019, we had 11 full-time employees, none of whom are members of a collective bargaining group.

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

•

uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies, and concerns surrounding ongoing developments in the European Union, the Middle East and Asia;

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of Maui in particular and Hawaii in general as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters.

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

Our businesses are dependent on attracting visitors to the Kapalua Resort, to Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as worldwide economic uncertainty and weakness, the level of unemployment in Hawaii and the mainland United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer’s demand for our future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the threat, or perceived threat, of the spread of contagious diseases, such as the Coronavirus, could negatively affect a potential visitor’s choice of vacation destination or second home location or result in travel bans that could, as a result, have a material adverse impact on our business, financial condition and results of operations.

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

We intend to develop resort and other properties as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	earthquakes, tsunamis, hurricanes, floods, fires or other natural disasters that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	ability to raise capital;

•	impact of governmental fines and assessments such as park fees or affordable housing requirements;

•	governmental restrictions on the nature or size of a project or timing of completion; and

•	the potential lack of adequate building/construction capacity for large development projects.

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
•

Significant changes in the timing of revenue recognition (related to lease arrangements in which we are the lessor) or expense recognition (related to the lease arrangements in which we are the lessee), stemming from the potential classification of financing or sales-type leases under the new ASU, for leases that were classified as operating leases under the previous accounting standards; and

•	Significant fluctuations in our reported results of operations.

In addition, the new accounting update could make leasing/re-leasing of our spaces less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the previous guidance, our tenants do not reflect operating leases with us as a liability on their balance sheets, but only provide a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard will require that lessees record on the balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in rentable square feet leased may lead to a reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

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

Risks Related to Indebtedness

We have entered into a credit agreement for a $15.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2021 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations and adversely affect our operations and financial results.

The terms of our credit facility include covenants requiring among other things, a minimum of $2.0 million in liquidity (as defined), a maximum of $45.0 million in total liabilities and a limitation on new indebtedness. Our ability to continue to borrow under our credit facility to fund our business initiatives depends upon our ability to comply with these covenants.

Interest on our credit facility is calculated at the London Interbank Offered Rate (LIBOR) plus 3.50%. In the future, use of LIBOR may be discontinued and we cannot be certain how long LIBOR will continue to be a viable benchmark interest rate. Our credit agreement states that in the event that any law or regulation makes it unlawful for interest to be calculated using LIBOR, then interest will be calculated based on the bank’s prime rate, which rate may not necessarily be the best or lowest rate charged by the bank from time to time. Use of the bank’s prime rate could result in increased borrowing costs or volatility in interest rates.

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

In 2019, the low and high share prices of our common stock ranged from $9.64 to $12.48. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

As of February 10, 2020, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2019 was approximately 9,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

We do not anticipate declaring any cash dividends on our common stock.

We have not declared or paid regular cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our credit facility which contains covenants prohibiting us from paying any cash dividends without the lender’s prior approval. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

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

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2019:

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

In February 2020, we entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the Kapalua Central Resort Sale is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period ending on July 31, 2020 and a closing date 45 days after the last day of the due diligence period.

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

The Order resulted from an inspection by DOH officials in June 2018. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing is requested to contest the alleged violations and penalties. We have requested such a hearing, which has been deferred pending the outcome of ongoing discussions and negotiations with various governmental and private entities to resolve the matter.

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

Our common stock is traded on the NYSE under the symbol “MLP.” Our ability to declare dividends is restricted by the terms of our credit agreement. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of February 10, 2020, there were 236 shareholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2019 and 2018

CONSOLIDATED

	Year Ended December 31,
	2019	2018
	(in thousands except share amounts)

Operating revenues	$10,045	$8,860
Operating costs and expenses	(5,443)	(6,916)
General and administrative	(2,254)	(2,896)
Share-based compensation	(1,732)	(1,540)
Depreciation	(1,412)	(1,490)
Operating loss	(796)	(3,982)
Pension and other postretirement expense	(1,016)	(514)
Interest expense	(198)	(156)
Income tax benefit (expense)	(4,999)	4,999
Income (loss) from Continuing Operations	(7,009)	347
Income (loss) from Discontinued Operations	(3,357)	151
Net income (Loss)	$(10,366)	$498

Income (loss) from Continuing Operations per Common Share	$(0.37)	$0.02
Income (loss) from Disontinuing Operations per Common Share	$(0.17)	$0.01
Net Income (loss) per Common Share	$(0.54)	$0.03

REAL ESTATE

	Year Ended December 31,
	2019	2018
	(in thousands)

Operating revenues	$915	$446
Operating costs and expenses	(1,185)	(2,770)
Operating loss	$(270)	$(2,324)

Included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly-owned subsidiary, Kapalua Realty Company, Ltd. totaling $0.9 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

The decrease in real estate operating costs and expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was mainly due to a decrease in legal defense, mediation and settlement costs incurred in the lawsuits with respect to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay, which were settled in late 2018 and early 2019.

Real estate development expenditures were $278,000 and $395,000 in 2019 and 2018, respectively.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Following the closing of the diligence period, among the satisfaction of other contingencies, we expect to receive $43.9 million in proceeds from the Kapalua Central Resort Sale.

LEASING

	Year Ended December 31,
	2019	2018
	(in thousands)

Operating revenues	$8,148	$7,266
Operating costs and expenses	(3,228)	(3,037)
Operating income	$4,920	$4,229

Leasing operating revenues for the year ended December 31, 2019 were comprised of $6.0 million of revenues from commercial, agricultural and industrial and leases, $0.9 million of licensing fees from our registered trademarks and trade names, and $1.2 million of revenue from potable and non-potable water system sales. This compares to $5.3 million of revenues from commercial, agricultural and industrial leases, $0.9 million of licensing fees from our registered trademarks and trade names, and $1.1 million of revenue from potable and non-potable water system sales for the year ended December 31, 2018. The increase in leasing revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven primarily from increased percentage rent and improved renegotiated lease terms from our commercial leasing portfolio.

The increase in leasing operating costs and expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher repairs and maintenance costs for our commercial leasing portfolio properties and non-potable irrigation ditch and transmission systems.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES

	Year Ended December 31,
	2019	2018
	(in thousands)

Operating revenues	$982	$1,148
Operating costs and expenses	(1,030)	(1,109)
Operating income (loss)	$(48)	$39

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

The decrease in resort operating revenues and operating costs and expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the closure of the Kapalua Plantation Golf Course for renovations from February to December 2019.

Interest Expense

Interest expense was $0.2 million for 2019 and 2018. Our average interest rates on borrowings was 5.77% for 2019, compared to 5.91% for 2018, and average borrowings were $1.8 million in 2019 compared to $1.3 million in 2018.

INCOME TAXES

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

In accordance with TCJA, $91.3 million of AMT NOL carry forwards were eliminated at December 31, 2018 and $5.0 million of income tax benefit recognized from its unused AMT credit carry forwards. In December 2019, we received notice that a portion of the refund, $2.5 million, was applied by the U.S. Department of the Treasury toward a “Non-Tax Federal Debt.” We believe the refund was misapplied in error and intend to pursue collection of the amount; however, we have recognized a reserve for the entire $5.0 million income tax benefit from our unused AMT credit carry forwards at December 31, 2019, until such time that we have further clarification on this matter.

DISCONTINUED OPERATIONS

In December 2019, we entered into an Asset Purchase Agreement to sell the assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort for a purchase price of approximately $3.8 million in addition to a potential Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The sale is subject to certain closing conditions, including completion of due diligence and approval by the Hawaii Public Utilities Commission (PUC). As part of the agreement, the purchaser commits to serve the future expansion areas of Kapalua as they are developed. Furthermore, we agree to deliver water from our wells and ditches to certain delivery points at defined rates over an initial period of 20 years.

Under terms of the agreement, the purchase price will not include approximately $3.6 million of water system infrastructure and other related assets conveyed to us by the owner of a 125-acre portion of the Kapalua Mauka project. Accordingly, upon classification of the Kapalua Water Company and Kapalua Waste Treatment Company assets as held for sale at December 31, 2019, these assets were written-down to its fair value and included as part of our discontinued operations for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $0.7 million and $0.6 million as of December 31, 2019 and 2018, respectively. We also had $14.0 million and $13.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility) as of December 31, 2019 and 2018, respectively.

The Credit Facility was extended in December 2019 and matures on December 31, 2021. Interest on borrowings is calculated at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of December 31, 2019, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow provided by our operating activities totaled $1.8 million for the year ended December 31, 2019. Interest payments on our long-term debt totaled $0.1 million for the year ended December 31, 2019.

We were not required to make any minimum funding contributions to our defined benefit pension plan during 2019. We expect to make $0.5 million in minimum funding contributions in 2020.

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our real estate segment, totaled $ 8.5 million at December 31, 2019. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, we have concluded that our deferred development costs will be recoverable from our future development projects. Our assumptions and estimates could be subject to significant change because of the long-term nature of our development plans and the uncertainty of when or if certain projects will be developed.

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

•

Sales of real estate assets that are considered central to our ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in our consolidated statements of operations and comprehensive loss. Sales of real estate assets that are considered peripheral or incidental transactions to our ongoing major or central operations are reflected as net gains or losses in our consolidated statements of operations and comprehensive loss.

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

•

Management calculates the income tax provision, current and deferred income taxes, and tax credits along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets and tax credits are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets and tax credits will be recognized at such time. A detailed discussion of our income taxes is contained in Note 8 to our financial statements set forth in Item 8 of this annual report.

•

Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of legal counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 12 to our financial statements set forth in Item 8 of this annual report.

IMPACT OF INFLATION AND CHANGING PRICES

Most of the land we own was acquired from 1911 to 1932 and is carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current replacement cost.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K in 2019, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Honolulu, Hawaii
February 28, 2020

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands except share data)

ASSETS
CURRENT ASSETS
Cash	$683	$624
Accounts receivable, less allowance of $35 and $34 for doubtful accounts	1,173	989
Current portion of income tax receivable	-	2,499
Prepaid expenses and other assets	101	37
Assets held for sale	7,597	7,908
Total Current Assets	9,554	12,057

PROPERTY
Land	5,073	5,058
Land improvements	13,153	14,499
Buildings	23,439	24,658
Machinery and equipment	10,495	10,354
Construction in progress	4	106
Total Property	52,164	54,675
Less accumulated depreciation	32,445	33,150
Property, net	19,719	21,525

OTHER ASSETS
Deferred development costs	8,504	10,790
Income tax receivable	-	2,500
Other noncurrent assets	1,342	1,320
Total Other Assets	9,846	14,610

TOTAL ASSETS	$39,119	$48,192

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$-	$1,235
Accounts payable	1,356	2,024
Payroll and employee benefits	928	814
Current portion of accrued retirement benefits	165	165
Other current liabilities	503	552
Total Current Liabilities	2,952	4,790
LONG-TERM LIABILITIES
Long-term debt	1,035	-
Accrued retirement benefits	9,702	9,871
Deposits	2,674	2,558
Other noncurrent liabilities	64	54
Total Long-Term Liabilities	13,475	12,483
COMMITMENTS & CONTINGENCIES (Note 12) STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized; 19,238,081 and 19,125,521 shares issued and outstanding	80,606	79,411
Additional paid in capital	9,184	9,246
Accumulated deficit	(46,300)	(35,934)
Accumulated other comprehensive loss	(20,798)	(21,804)
Total Stockholders' Equity	22,692	30,919
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$39,119	$48,192

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate	$915	$446
Leasing	8,148	7,266
Resort amenities and other	982	1,148
Total Operating Revenues	10,045	8,860

OPERATING COSTS AND EXPENSES
Real estate	1,185	2,770
Leasing	3,228	3,037
Resort amenities and other	1,030	1,109
General and administrative	2,254	2,896
Share-based compensation	1,732	1,540
Depreciation	1,412	1,490
Total Operating Costs and Expenses	10,841	12,842

OPERATING LOSS	(796)	(3,982)
Pension and other post-retirement expenses	(1,016)	(514)
Interest expense	(198)	(156)
Income tax (expense) benefit	(4,999)	4,999
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,009)	347
Income (Loss) from discontinued operations, net of income taxes of $0	(3,357)	151
NET INCOME (LOSS)	(10,366)	498
Pension, net of income taxes of $0	1,006	(1,550)
COMPREHENSIVE LOSS	$(9,360)	$(1,052)

EARNINGS (LOSS) PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$(0.37)	$0.02
Discontinued Operations	$(0.17)	$0.01
Net Income (Loss)	$(0.54)	$0.03

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Acumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2018	19,040	$78,584	$9,246	$(36,432)	$(20,254)	$31,144

Share-based compensation expense			563			563
Issuance of shares for incentive plan	71	845				845
Vested restricted stock issued	64	563	(563)			-
Shares cancelled to pay tax liability	(50)	(581)				(581)
Other comprehensive loss-pension (Note 6)					(1,550)	(1,550)
Net income				498		498
Balance, December 31, 2018	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

Share-based compensation expense			705			705
Issuance of shares for incentive plan	77	951				951
Vested restricted stock issued	66	705	(705)			-
Shares cancelled to pay tax liability	(55)	(653)				(653)
Stock option excercised	25	192	(62)			130
Other comprehensive income-pension (Note 6)					1,006	1,006
Net loss				(10,366)		(10,366)
Balance, December 31, 2019	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$16,834	$14,841
Cash paid to vendors	(13,523)	(12,352)
Cash paid for payroll and taxes	(1,433)	(1,529)
Cash paid for interest	(106)	(78)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,772	882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(712)	(311)
Payments for other assets	(278)	(395)
NET CASH USED IN INVESTING ACTIVITIES	(990)	(706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,500	500
Payments of long-term debt	(1,700)	(500)
Debt and common stock issuance costs and other	(653)	(581)
Stock options exercised	130	-
NET CASH USED IN FINANCING ACTIVITIES	(723)	(581)

NET INCREASE (DECREASE) IN CASH	59	(405)
CASH AT BEGINNING OF YEAR	624	1,029
CASH AT END OF YEAR	$683	$624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net income (loss)	$(10,366)	$498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,496	1,559
Share-based compensation	705	563
Impairment charges	3,643	-
Disposal of property	55	-
Changes in operating assets and liabilities:
Accounts receivable, net	(184)	165
Retirement liabilities	837	455
Accounts payable	(668)	1,328
Income taxes receivable	2,499	(2,499)
Other operating assets and liabilities	3,755	(1,187)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,772	$882

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $951,000 and $845,000 in 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its principal subsidiary Kapalua Land Company, Ltd. and other subsidiaries (collectively, the “Company”). The Company’s principal operations include the development, sale and leasing of real estate, sales of potable and non-potable water, and the management of a private club membership program at the Kapalua Resort. All significant intercompany balances and transactions have been eliminated in consolidation.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive losses include adjustments to the Company’s defined benefit pension plan obligations.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments in deferred development costs in 2019 or 2018.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. Impairments of $3.6 million were recorded in 2019 and none in 2018.

ACCRUED RETIREMENT BENEFITS

The Company’s policy is to fund retirement benefit costs at a level at least equal to the minimum amount required under federal law, but not more than the maximum amount deductible for federal income tax purposes.

The under-funded status of the Company’s defined benefit pension plan is recorded as a liability in its consolidated balance sheet and changes in the funded status of the plan is recorded in the year in which the changes occur, through comprehensive income. A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

Deferred compensation plans for certain former management employees provide for specified payments after retirement. A liability has been recognized based on the present value of estimated payments to be made.

REVENUE RECOGNITION

The Company recognizes revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. Operating results pertaining to the Company’s business segments are summarized in Note 10 to the consolidated financial statements.

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition but determines whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in the Company’s consolidated financial statements. The Company’s revenue streams for the period were generated as ordinary output activities to customers as defined by the guidance and were properly classified as revenues.

The Company uses the five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

For each contract that involves variable consideration, the transaction price of the contract is considered the most likely outcome in estimating possible consideration amounts. The information used to determine the transaction price is similar to the information used in establishing prices of goods or services.

The Company is also required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the Company controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the Company simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the Company is entitled to retain in the exchange.

Revenues from the Company’s real estate segment consist of sales of real estate and commission income from providing brokerage services. Revenues from sales of real estate are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured, performance obligations have been performed and risks of ownership have passed to the buyer. Commission income is recognized upon settlement of a real estate transaction.

Sales of real estate assets that are considered central to the Company’s ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in the Company’s consolidated statements of operations and comprehensive loss. Sales of real estate assets that are considered peripheral or incidental transactions to the Company’s ongoing major or central operations are reflected as net gains or losses in the Company’s consolidated statements of operations and comprehensive loss. There were no real estate sales recognized in 2019 or 2018.

Leasing revenues are recognized on a straight-line basis over the terms of the leases. Lease income may include  certain percentage rents determined in accordance with the terms of the leases. Lease income arising from rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the defined sales thresholds are achieved. Reimbursements received for real estate taxes, general excise taxes, insurance and common area maintenance expenses are recognized as revenue as provided in the underlying lease terms.

Revenue from resort amenities consist of annual dues received from the Kapalua Club membership program. Member services include access, special programs, and other privileges at certain of the amenities at the Kapalua Resort. Annual membership dues are recognized on a straight-line basis over one year. Performance obligations for services are satisfied by relying on information received from the Company’s employees and vendors who have rendered services in accordance with the terms and conditions of the membership program.

Other revenues included in discontinued operations are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. As discussed in Note 9 to the consolidated financial statements, revenue from discontinued operations reflect services provided by the Kapalua Water Company and Kapalua Waste Treatment Company previously included in a Utilities segment in prior periods.

Contract assets and liabilities were not considered significant to the Company at December 31, 2019 and 2018.

The Company estimates credit losses on accounts receivable from customers by considering relevant information (past, current, and future) in assessing the collectability of cash flows. The expected credit losses of the Company’s accounts receivable are summarized in Note 11 to the consolidated financial statements.

Economic factors affecting the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are identified as Risks and Uncertainties in this Note 1.

RECENT ACCOUNTING PRONOUNCEMENTS – LEASE ACCOUNTING

In February 2016, the FASB issued ASU 2016-02 that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for the Company on January 1, 2019. Upon adoption of the lease ASUs, the Company elected the following practical expedients:

•	Package of practical expedients – requires the Company not to reevaluate its existing or expired leases as of January 1, 2019.
•	Optional transition method practical expedient – requires the Company to apply the lease ASU prospectively from the adoption date of January 1, 2019.
•	Land easements practical expedient – requires the Company to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.
•	Single component practical expedient – requires the Company to account for lease and nonlease components associated with that lease under the lease ASU, if certain criteria are met.
•

Short-term leases practical expedient – for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows the Company to not record on its balance sheets the related lease liabilities, taxes collected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Lessor accounting

Under the lease ASUs, each lease agreement is evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors continue to recognize the lease revenue component using an approach that is substantially equivalent to previous guidance for operating leases (straight-line basis).

On January 1, 2019, the Company elected the single component practical expedient, which required the Company, by class of underlying asset, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. This single component practical expedient requires the Company to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same and (ii) the lease component would be classified as an operating lease if it were accounted for separately. If it is determined that the lease component is the predominant component, the Company accounts for the single component as an operating lease in accordance with the lease ASUs. Conversely, the Company is required to account for the combined component if it is determined that the nonlease component is the predominant component.

As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the lease ASUs, with tenant recoveries primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components are accounted for under the revenue recognition ASUs. The Company’s operating leases commencing or modified after January 1, 2019, for which the Company is the lessor qualified for the single component practical expedient accounting under the lease ASUs. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Costs to execute leases

The lease ASUs requires that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under the lease ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. Under the package of practical expedients that the Company elected on January 1, 2019, it was not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the lease ASUs in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the lease ASUs. Effective January 1, 2019, costs that the Company incurs to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and costs related to advertising or soliciting potential tenants will be expensed as incurred.

Lessee accounting

Under the lease ASUs, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases.

In 2019, the Company recognized rent expense of approximately $69,000 for these leases. As of December 31, 2019, the present value of the remaining contractual payments under the office and equipment leases are $43,000. All of the aforementioned leases for which the Company is the lessee are currently classified as operating leases. A right-of-use asset and lease liability has been recorded in Other current assets and Other current liabilities, respectively.

Under the package of practical expedients that the Company elected upon adoption of the lease ASUs, all of its operating leases existing as of January 1, 2019, for which the Company is the lessee, continue to be classified as operating leases subsequent to the adoption of the lease ASUs. The Company has also evaluated the effect of the lease ASUs on the calculation of its debt covenants as of December 31, 2019 and noted no significant effect on the calculation.

OPERATING COSTS AND EXPENSES

Real estate, leasing, resort amenities, and general and administrative costs and expenses are reflected exclusive of depreciation and pension and other post-retirement expenses.

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

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expenses in its consolidated statements of operations and comprehensive loss and such amounts are included in income taxes payable on the Company’s consolidated balance sheets.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of shares of common stock, as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

USE OF ESTIMATES AND RECLASSIFICATIONS

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates. Certain amounts in the December 31, 2018 consolidated statements of operations and comprehensive loss were reclassified to conform to the December 31, 2019 presentation. Such amounts had no impact on net income (loss) and comprehensive loss previously reported.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2019 and December 31, 2018, the Company had deposits in excess of the FDIC limit. No losses have been accrued to date.

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawaii and the mainland United States; high unemployment rates and low consumer confidence; uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies and concerns surrounding ongoing developments in the European Union, Middle East, and Asia; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawaii in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawaii generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; impact of governmental fines and assessments; the cyclical market demand for luxury real estate on Maui and in Hawaii generally; increased competition from other luxury real estate developers on Maui and in Hawaii generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters; the spread of contagious diseases, such as the Coronavirus; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

LEGAL CONTINGENCIES

The Company is party to claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Company’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Company’s defenses and consultation with external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding the Company’s legal proceedings.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU apples to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. This ASU requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. The Company is in the process of assessing the impact of the ASU on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirements in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. The Company is in the process of assessing the impact of the ASU on its consolidated financial statements.

In August, 2018, the FASB issued ASU 2018-14 which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company expects to adopt the new disclosure requirements on January 1, 2021.

In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. The ASU will be effective beginning in the first quarter of 2020. The Company will prospectively adopt this guidance and does not expect a significant impact on its financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

EARNINGS (LOSS) PER COMMON SHARE

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

	Year Ended December 31,
	2019	2018

Basic and diluted	19,201,663	19,091,679
Potentially dilutive	7,678	27,500

On March 6, 2019, the Company’s Chairman & Chief Executive Officer exercised a non-qualified stock option to acquire 25,000 shares of the Company’s stock at an exercise price of $5.20 per share. The stock option was granted on March 9, 2009 and vested 20% annually beginning March 9, 2010 through March 9, 2014. The stock option had an expiration date of March 9, 2019.

2.	ASSETS HELD FOR SALE

At December 31, 2019 and 2018 assets held for sale consisted of the following:

	2019	2018
	(in thousands)
Kapalua Resort, 46- acre Kapalua Central Resort project	$2,938	$-
Kapalua Resort, Kapalua Water Company and Kapalua Waste Treatment Company assets	4,503	7,696
Upcountry Maui, 630-acre parcel of agricultural land	156	156
Upcountry Maui, 33-acre parcel of agricultural land and wastewater treatment facility	-	56
	$7,597	$7,908

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period ending on July 31, 2020 and a closing date 45 days after the last day of the due diligence period.

In December 2019, the Company entered into an agreement to sell the Kapalua Water Company and Kapalua Waste Treatment Company assets for a purchase price of approximately $3.8 million in addition to a potential Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, and approval by the Hawaii Public Utilities Commission (PUC).

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50%, or 5.19% and 5.84% at December 31, 2019 and December 31, 2018, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness. The Credit Facility also contains covenants restricting the payment of cash dividends without the lender’s prior approval.

The Company believes that it is in compliance with the covenants under the Credit Facility as of December 31, 2019.

5.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. In addition, the Company provides potable and non-potable water to West and Upcountry Maui areas These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)

Minimum rentals	$2,863	$2,720
Percentage rentals	1,779	1,544
Licensing fees	912	903
Other (primarily common area recoveries)	1,353	1,056
Water system sales	1,241	1,043

	$8,148	$7,266

Property at December 31, 2019 and 2018 includes leased property of $42.5 million (before accumulated depreciation of $28.4 million and $27.2 million, respectively).

Future minimum rental income during the next five years and thereafter is as follows:

(in thousands)
2020	$3,066
2021	$2,618
2022	$1,852
2023	$855
2024	$326
Thereafter	$1,840

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)

Defined benefit pension plans	$7,658	$7,971
Non-qualified retirement plans	2,209	2,065
Total	9,867	10,036
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,702	$9,871

The Company had two defined benefit pension plans which cover substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company also has unfunded non-qualified retirement plans covering ten of its former executives. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued. During the fourth quarter of 2018, the Company merged the two defined benefit pension plans to streamline the administration of the frozen plan.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2019 and 2018, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year	$51,306	$56,453
Interest cost	2,096	1,974
Actuarial loss (gain)	4,706	(3,096)
Benefits paid	(3,980)	(4,025)

Benefit obligations at end of year	54,128	51,306

Change in plan assets:
Fair value of plan assets at beginning of year	41,290	48,442
Actual return on plan assets	6,814	(3,114)
Employer reimbursement for retirement benefits	-	(118)
Employer contributions	160	105
Benefits paid	(3,980)	(4,025)

Fair value of plan assets at end of year	44,284	41,290

Funded status	$(9,844)	$(10,016)
Accumulated benefit obligations	$54,128	$51,306

Weighted average assumptions used to determine benefit obligations at December 31st:
Discount rate	3.10%	-	3.14%	4.28%
Expected long-term return on plan assets		5.00%		5.00%
Rate of compensation increase		n/a		n/a

Accumulated other comprehensive loss of $20.8 and $21.8 million at December 31, 2019 and 2018, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2020, $0.8 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2019	2018
	(in thousands)

Pension and other benefits:
Interest cost	$2,096	$1,974
Expected return on plan assets	(1,965)	(2,319)
Recognized net actuarial loss	865	786
Pension expense	$996	$441

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net (gain) loss	$(141)	$2,314
Recognized gain	(865)	(764)

Total recognized (gain) loss in comprehensive income	$(1,006)	$1,550

Weighed average assumptions used to determine net periodic benefit cost:	2019	2018

Discount rate	4.28%	3.59%	-	3.64%
Expected long-term return on plan assets	5.00%		5.00%
Rate of compensation increase	n/a		n/a

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

The fair values of the Company’s pension plan assets at December 31, 2019 and 2018, by asset category, were as follows:

	2019 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$12,714	$12,714
AHGT pooled fixed income funds	-	30,548	30,548
Cash management funds	-	1,022	1,022

	$-	$44,284	$44,284

	2018 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT pooled equity funds	$-	$10,665	$10,665
AHGT pooled fixed income funds	-	29,635	29,635
Cash management funds	-	990	990

	$-	$41,290	$41,290

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

Estimated future benefit payments are as follows (in thousands):

2020			$4,080
2021			$3,985
2022			$3,870
2023			$3,754
2024			$3,652
2025	-	2029	$16,605

The Company expects to make minimum required contributions of $542,000 to its pension plans in 2020. No required minimum contributions were made in 2019 or 2018.

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

Share-based compensation totaled $1.7 million and $1.5 million for 2019 and 2018, respectively. Included in these amounts were $705,000 and $563,000 of restricted shares of common stock which vested during 2019 and 2018, respectively.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In December 2017, The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. In accordance with TCJA, the Company eliminated $91.3 million of AMT NOL carry forwards at December 31, 2018 and recognized $5.0 million of income tax benefit from its unused AMT credit carry forwards. In December 2019, the Company received notice that a portion of the refund, $2.5 million, was applied by the U.S. Department of the Treasury toward a “Non-Tax Federal Debt.” The Company believes the refund was misapplied in error and intends to pursue collection of the amount; however, the Company has recognized a reserve for the entire $5.0 million income tax benefit from its unused AMT credit carry forwards at December 31, 2019, until such time that it has further clarification on this matter.

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)

Federal income tax benefit at statutory rate	$(1,127)	$(945)
Adjusted for:
AMT refundable credits	-	(4,999)
Valuation allowance	6,111	986
Permanent differences and other	15	(41)
Income tax expense (benefit)	$4,999	$(4,999)

Deferred tax assets were comprised of the following temporary differences as of December 31, 2019 and 2018:

	2019	2018
	(in thousands)

Net operating loss and tax credit carryforwards	$29,545	$24,239
Joint venture and other investments	(27)	(27)
Accrued retirement benefits	3,010	3,055
Property net book value	3,300	2,266
Deferred revenue	697	666
Stock compensation	-	16
Reserves and other	(10)	189
Total deferred tax assets	36,515	30,404
Valuation allowance	(36,515)	(30,404)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA. The Company had approximately $71.7 million in federal NOL carry forwards at December 31, 2019, that expire from 2029 through 2034.The Company had approximately $85.7 million in state NOL carry forwards at December 31, 2019, that expire from 2029 through 2034. The Company had approximately $3.7 million in federal and state NOL carry forwards at December 31, 2019 that do not expire.

9.	DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort for a purchase price of approximately $3.8 million in addition to a potential Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The sale is subject to certain closing conditions, including completion of due diligence and PUC approval. As part of the agreement, the purchaser commits to serve the future expansion areas of Kapalua as they are developed. Furthermore, the Company agrees to deliver water from its wells and ditches to certain delivery points at defined rates over an initial period of 20 years.

Under terms of the agreement, the purchase price will not include approximately $3.6 million of water system infrastructure and other related assets conveyed to the Company by the owner of a 125-acre portion of the Kapalua Mauka project. Accordingly, upon classification of the Kapalua Water Company and Kapalua Waste Treatment Company assets as held for sale at December 31, 2019, these assets were written-down to fair value and included as part of the Company’s discontinued operations for the year ended December 31, 2019. The fair value of the assets was measured using Level 3 inputs, including the provisions set forth in the agreement

Upon entering the agreement, the Company classified the following assets as Assets Held for Sale:

	December 31
	2019	2018
	(in thousands)

Property, net	$4,425	$7,696
Deferred development costs	78	-
Total Assets	$4,503	$7,696

The results related to the operation of these assets have been reported as discontinued operations in 2019 and 2018 as follows:

	2019	2018
	(in thousands)

Operating revenues	$2,415	$2,177
Operating costs and expenses	(1,875)	(1,746)
Depreciation expense	(283)	(280)
Loss from classification to held for sale	(3,614)	-
Income (loss) from discontinued operations	$(3,357)	$151

Capital expenditures in discontinued operations were $626,000 and $155,000 in 2019 and 2018, respectively.

10.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments in 2019 are as follows:

•	Real Estate includes the development and sale of real estate inventory and the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort.

•

Leasing primarily includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including conservation activities. The operating segment also includes the management of ditch, reservoir and well systems that provide potable and non-potable water to West and Upcountry Maui areas.

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

The results of discontinued operations discussed in Note 9 were included in the Utilities segment in prior periods. The Utilities segment previously consisted of the operations of Kapalua Water Company and Kapalua Waste Treatment Company, water and sewage transmission services for the Kapalua Resort, and the management of ditch, reservoir, and well systems in the West and Upcountry Maui areas.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2019 and 2018 were as follows:

	Real		Resort
	Estate	Leasing	Amenities	Other (2)	Consolidated
2019
Operating revenues (1)	$915	$8,148	$982	$-	$10,045
Operating costs and expenses	(1,185)	(3,228)	(1,030)	-	(5,443)
Depreciation expense		(1,352)	(49)	(11)	(1,412)
General and administrative and other expenses	(1,069)	(1,102)	(479)	(1,336)	(3,986)
Operating income (loss)	(1,339)	2,466	(576)	(1,347)	(796)
Pension and other post-retirement expenses					(1,016)
Interest expense					(198)
Income tax expense					(4,999)
Loss from continuing operations					$(7,009)

Capital expenditures (3)	$278	$86	$-	$626	$990
Assets (4)	$13,789	$17,995	$1,039	$6,296	$39,119

	Real		Resort
	Estate	Leasing	Amenities	Other (2)	Consolidated
2018
Operating revenues (1)	$446	$7,266	$1,148	$-	$8,860
Operating costs and expenses	(2,770)	(3,037)	(1,109)	-	(6,916)
Depreciation expense	-	(1,424)	(57)	(9)	(1,490)
General and administrative and other expenses	(1,145)	(1,222)	(531)	(1,538)	(4,436)
Operating income (loss)	(3,469)	1,583	(549)	(1,547)	(3,982)
Pension and other post-retirement expenses					(514)
Interest expense					(156)
Income tax benefit					4,999
Income from continuing operations					$347

Capital expenditures (3)	$395	$156	$-	$155	$706
Assets (4)	$13,634	$18,778	$1,099	$14,681	$48,192

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)

Consists primarily of miscellaneous transactions, unallocated general and administrative, and pension and other post-retirement expenses. Includes assets related to discontinued operations of $4.5 million and $7.7 million at December 31, 2019 and 2018, respectively

(3)	Primarily includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

11.	RESERVES

Allowance for doubtful accounts for 2019 and 2018 were as follows:

Description	Balance at Beginning of Year	Increase	Decrease	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2019	$34	$1	$-	$35
2018	$40	$-	$(6)	$34

12.	COMMITMENTS AND CONTINGENCIES

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

The Order resulted from an inspection by DOH officials in June 2018. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing is requested to contest the alleged violations and penalties. The Company has requested such a hearing, which has been deferred pending the outcome of ongoing discussions and negotiations with various governmental and private entities to resolve the matter.

The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying consolidated financial statements.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

13.	FAIR VALUE MEASUREMENTS

GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements to enable the reader of the consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. GAAP requires that financial assets and liabilities be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2019 and 2018 was $1,035,000 and $1,235,000, respectively, which approximated fair value. The fair value of debt was measured using the Level 2 inputs, noted above. See Note 6 for the classification of the fair value of pension assets. See Note 9 for the classification of the fair value of assets held for sale from discontinued operations.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer, principal financial officer, principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Accuity LLP, an independent registered public accounting firm as stated in their report which is set forth in Part II, Item 8 of this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have reviewed and updated our internal controls and related procedures related to our change in filing status from an accelerated filer in January 2018 to a smaller reporting company in September 2018. Except as otherwise noted, there has been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2019, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2019, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2019, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2019, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

(a)3.     Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.11#	2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.22	Loan Agreement, by and among the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.24	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.25	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019					X
10.30	Asset Purchase Agreement, by and between the Company and Hawaii Water Service, Inc., dated December 20, 2019					X
10.40	Description of Capital Stock					X
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 28, 2020					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Link Document					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

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

By	/s/ Warren H. Haruki	Date: February 28, 2020
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date: February 28, 2020
Stephen M. Case, Director

By	/s/ David A. Heenan	Date: February 28, 2020
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date: February 28, 2020
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date: February 28, 2020
Arthur C. Tokin, Director

By	/s/ Tim T. Esaki	Date: February 28, 2020
Tim T. Esaki, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott Kodama	Date: February 28, 2020
Scott Kodama, Interim Controller
(Principal Accounting Officer)