Form 10-Q
period 2020-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2020-04-23
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2020
Common Stock, no par value	19,347,658 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands except share data)
CURRENT ASSETS
Cash	$766	$683
Accounts receivable, less allowance for doubtful accounts of $95 and $35, respectively	1,024	1,173
Prepaid expenses and other assets	189	101
Assets held for sale	7,607	7,597
Total current assets	9,586	9,554

PROPERTY	52,202	52,164
Accumulated depreciation	(32,768)	(32,445)
Property, net	19,434	19,719

OTHER ASSETS
Deferred development costs	8,504	8,504
Other noncurrent assets	1,298	1,342
Total other assets	9,802	9,846

TOTAL ASSETS	$38,822	$39,119

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$737	$1,356
Payroll and employee benefits	300	928
Current portion of accrued retirement benefits	165	165
Deferred club membership revenue	137	35
Other current liabilities	566	468
Total current liabilities	1,905	2,952

LONG-TERM LIABILITIES
Long-term debt	235	1,035
Accrued retirement benefits, net of current portion	9,577	9,702
Deferred license fee revenue	2,000	-
Deposits	2,688	2,674
Other noncurrent liabilities	64	64
Total long-term liabilities	14,564	13,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,281,035 and 19,238,081 shares issued and outstanding	81,135	80,606
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(47,374)	(46,300)
Accumulated other comprehensive loss	(20,592)	(20,798)
Total stockholders' equity	22,353	22,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,822	$39,119

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate	$69	$157
Leasing	1,736	1,916
Resort amenities and other	230	261
Total operating revenues	2,035	2,334

OPERATING COSTS AND EXPENSES
Real estate	175	264
Leasing	776	720
Resort amenities and other	570	311
General and administrative	760	864
Share-based compensation	425	598
Depreciation	323	361
Total operating costs and expenses	3,029	3,118

OPERATING LOSS	(994)	(784)
Pension and other post-retirement expenses	(117)	(253)
Interest expense	(46)	(47)
LOSS FROM CONTINUING OPERATIONS	$(1,157)	$(1,084)
Income (Loss) from discontinued operations, net	83	(11)
NET LOSS	$(1,074)	$(1,095)
Pension, net	206	211
COMPREHENSIVE LOSS	$(868)	$(884)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.06)	$(0.06)
Income (Loss) from Discontinued Operations	$-	$-
Net Loss	$(0.06)	$(0.06)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	186			1,051
Vested restricted stock issued	17	186	(186)			-
Shares cancelled to pay tax liability	(42)	(522)				(522)
Other comprehensive income - pension					206	206
Net loss				(1,074)		(1,074)
Balance, March 31, 2020	19,281	$81,135	$9,184	$(47,374)	$(20,592)	22,353

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919
Share-based compensation	52	889	208			1,097
Vested restricted stock issued	16	208	(208)			-
Stock option exercised	25	62	68			130
Shares cancelled to pay tax liability	(38)	(400)				(400)
Other comprehensive income - pension					211	211
Net loss				(1,095)		(1,095)
Balance, March 31, 2019	19,180	$80,170	$9,314	$(37,029)	$(21,593)	30,862

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,453	$555

CASH USED IN INVESTING ACTIVITIES
Payments for property and deferred development costs	(48)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	700	500
Payments on long-term debt	(1,500)	-
Debt and common stock issuance costs and other	(522)	(400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,322)	100

NET INCREASE IN CASH	83	509
CASH AT BEGINNING OF PERIOD	683	624
CASH AT END OF PERIOD	$766	$1,133

Cash paid during the period for interest:	$14	$26

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $865,000 and $951,000 for the three months ended March 31, 2020 and 2019, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and pursuant to the instructions to Form 10-Q and Article  8 promulgated by Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2020 and 2019. The interim unaudited condensed consolidated financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim statements are not necessarily indicative of results for a full year. Certain amounts in the March 31, 2019 condensed consolidated statements of operations and comprehensive loss were reclassified to conform to the current period’s presentation. Such amounts had no impact on net loss and comprehensive loss previously reported.

3.	SHARES – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	(unaudited)
	2020	2019

Basic and diluted	19,254,783	19,144,912
Potentially dilutive	-	19,775

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

4.	PROPERTY

Property at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Land	$5,073	$5,073
Land improvements	13,153	13,153
Buildings	23,439	23,439
Machinery and equipment	10,529	10,495
Construction-in-progress	8	4
Total property	52,202	52,164
Less accumulated depreciation	32,768	32,445
Property, net	$19,434	$19,719

Land

Most of the Company’s 22,800 acres of land were acquired between 1911 and 1932 and is carried in its consolidated balance sheets at cost. Approximately 20,700 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 2,100 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

5.	ASSETS HELD FOR SALE

Assets held for sale at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,948	$2,938
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	4,503	4,503
Upcountry Maui, 630-acre parcel of agricultural land	156	156
	$7,607	$7,597

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period ending on July 31, 2020 and a closing date 45 days after the last day of the due diligence period.

In December 2019, the Company entered into an Asset Purchase Agreement to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The sale is subject to certain closing conditions, including completion of due diligence and PUC approval. These assets are used by Kapalua Water Company and Kapalua Waste Treatment Company to provide water and sewage transmission services for the Kapalua Resort. See the results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets in Note 13.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

6.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50%, or 5.08% and 5.19%, at March 31, 2020 and December 31, 2019, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of March 31, 2020.

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

Share-based compensation totaled $425,000 and $598,000 for the three months ended March 31, 2020 and 2019, respectively. Included in these amounts were $186,000 and $208,000 of restricted shares of common stock which vested during the first three months of 2020 and 2019, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Defined benefit pension plan	$7,547	$7,658
Non-qualified retirement plans	2,195	2,209
Total	9,742	9,867
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,577	$9,702

The Company has a defined benefit pension plan which covers substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under the plan were frozen. The Company also has unfunded non-qualified retirement plans covering nine of its former executives. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued.

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, (unaudited)
	2020	2019
	(in thousands)
Interest cost	$408	$527
Expected return on plan assets	(497)	(485)
Amortization of net loss	206	211
Pension and other postretirement expenses	$117	$253

9.	DEFERRED REVENUE

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. A single payment royalty of $2 million was received prior to the commencement of the agreement and recorded as deferred revenue as of March 31, 2020. Revenue from the license agreement will be recognized on a straight-line basis over its economic useful life.

10.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of March 31, 2020 and December 31, 2019, respectively.

11.	REPORTABLE OPERATING SEGMENTS

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

Reportable operating segment revenues and income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, (unaudited)
	2020	2019
	(in thousands)
Operating Segment Revenues
Real estate	$69	$157
Leasing	1,736	1,916
Resort amenities and other	230	261
Total Operating Segment Revenues	$2,035	$2,334
Operating Segment Income (Loss)
Real estate	$(106)	$(107)
Leasing	960	1,196
Resort amenities and other	(340)	(50)
Total Operating Segment Income	$514	$1,039

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. In addition, the Company provides potable and non-potable water to West and Upcountry Maui areas These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months
	Ended March 31,
	(unaudited)
	2020	2019
	(in thousands)

Minimum rentals	$697	$710
Percentage rentals	266	405
Licensing fees	234	234
Other (primarily common area recoveries)	290	327
Water system sales	249	240
Total	$1,736	$1,916

13.	DISCONTINUED OPERATIONS

The results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, (unaudited)
	2020	2019
	(in thousands)
Operating revenues	$740	$667
Operating costs and expenses	(657)	(607)
Deprectiation expense	-	(71)
Income (loss) from discontinued operations	$83	$(11)

14.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawaii Department of Health (DOH) issued a Notice and Finding of Violation and Order (Order) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The Company continues working with the DOH on a previously-approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. Due to COVID-19, the DOH has agreed to extend the deadline for the completion of new leach fields, postpone any ongoing claims, and all statutes of limitation to May 15, 2020.

The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying interim unaudited condensed consolidated financial statements.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations after consultation with legal counsel.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, the Company’s future business operations, including the results of operations, cash flows and financial position will be significantly affected.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the interim unaudited condensed consolidated balance sheets and interim unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt, which approximated fair value, was $235,000 and $1,035,000 (audited) at March 31, 2020 and December 31, 2019, respectively. The fair value of debt was measured using the level 2 inputs, noted above.

16.	RECENT ACCOUNTING PRONOUCEMENTS

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (CECL). This ASU apples to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. This ASU requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. The Company is in the process of assessing the impact of the ASU on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirements in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU was effective beginning in 2020 and did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In August, 2018, the FASB issued ASU 2018-14 which amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company expects to adopt the new disclosure requirements on January 1, 2021.

In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. The ASU was effective beginning in the first quarter of 2020 and did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This ASU will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of the ASU on the Company’s financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04 as an update to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform (ASC Topic 848) on financial reporting. The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective through December 31, 2022. Management is evaluating its impact on the Company’s consolidated financial statements and related disclosures, if elected.

17.	SUBSEQUENT EVENT

The Coronavirus Aid, Relief and Economic Security (CARES) Act, signed into law in March 2020, established the Paycheck Protection Program (PPP). The PPP authorizes up to $349 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over an 8 week measurement period following loan funding. Loans have a maturity of 2 years and an interest rate of 1%.  Prepayments may be made without penalty. In April 2020, the Company received loan funding of approximately $246,000 under the Payroll Protection Program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited interim condensed consolidated financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

• Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui and stewardship and conservation efforts.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

CONSOLIDATED

	Three Months Ended March 31, (unaudited)
	2020	2019
	(in thousands)
Operating revenues	$2,035	$2,334
Operating costs and expenses	(1,521)	(1,295)
General and administrative	(760)	(864)
Share-based compensation	(425)	(598)
Depreciation	(323)	(361)
Operating loss	(994)	(784)
Pension and other postretirement expenses	(117)	(253)
Interest expense	(46)	(47)
Loss from Continuing Operations	(1,157)	(1,084)
Income (Loss) from Discontinued Operations	83	(11)
Net loss	$(1,074)	$(1,095)

Loss from Continuing Operations per Common Share	$(0.06)	$(0.06)
Income (loss) from Discontinuing Operations per Common Share	$-	$-
Net loss per Common Share	$(0.06)	$(0.06)

REAL ESTATE

	Three Months Ended March 31,
	(unaudited)
	2020	2019
	(in thousands)
Operating revenues	$69	$157
Operating costs and expenses	(175)	(264)
Operating loss	$(106)	$(107)

Included in our real estate operating revenues were sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly owned subsidiary, Kapalua Realty Company, Ltd. There were no sales of real estate for the three months ended March 31, 2020 and March 31, 2019, respectively.

Operating costs and expenses for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 due to lower legal defense costs. Legal costs incurred in 2019 related primarily to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay.

There were no significant real estate development expenditures in the first three months of 2020 and 2019, respectively.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated with COVID-19 may, among other things, reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations.

LEASING

	Three Months Ended March 31,
	(unaudited)
	2020	2019
	(in thousands)
Operating revenues	$1,736	$1,916
Operating costs and expenses	(776)	(720)
Operating loss	$960	$1,196

The decrease in operating revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to lower percentage rental income recognized from our commercial leasing portfolio associated with the effects of COVID-19 on tenants’ sales activity. Continued restrictions on public gatherings, such as stay-at-home orders, and the threat of COVID-19 or other infectious disease may adversely affect our tenants’ ability to pay rent.  An additional reserve to our allowance for doubtful accounts was recorded resulting in increased operating costs for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	(unaudited)
	2020	2019
	(in thousands)
Operating revenues	$230	$261
Operating costs and expenses	(570)	(311)
Operating loss	$(340)	$(50)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club, golf courses and other resort amenities.

The increase in operating costs and expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019 and an increase in golf course rates charged to the Company in 2020.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. In Hawaii, effective March 25, 2020, the Governor of the State of Hawaii and the Mayor of Maui County issued “stay-at-home” orders for its residents and visitors, with the exception of conducting certain essential functions. In addition, the Governor issued emergency proclamations ordering all individuals arriving at state airports, including inter-island travelers, to a mandatory 14-day self-quarantine. According to visitor statistics from the Hawaii Tourism Authority, approximately 900 passengers, including 161 visitors, arrived in Hawaii on March 31, 2020 compared to more than 30,000 passengers arriving daily during this same time last year. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 will have an adverse impact on most businesses in Hawaii, including our own.

The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. We continue to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), on us, our customers, and our vendors. Remote work arrangements have been established for our employees to the extent possible in order to maintain financial reporting systems.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $766,000 and $683,000 (audited) at March 31, 2020 and December 31, 2019, respectively. Approximately $14.8 million is available under a $15.0 million revolving line of credit facility with First Hawaiian Bank as of March 31, 2020.

The $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility) matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50% (5.08% at March 31, 2020). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of March 31, 2020, we were in compliance with the covenants under the Credit Facility. If the current economic conditions created by the COVID-19 pandemic persist, we expect our outstanding borrowings may increase.

Cash Flows

Net cash flow provided by our operating activities totaled approximately $1.5 million and $0.6 million for three months ended March 31, 2020 and 2019, respectively.

In March 2020, we received $2 million for a perpetual, non-exclusive licensing agreement granting the use of our trademarks and service marks effective April 1, 2020. The proceeds were recorded as deferred revenue as of March 31, 2020.

Interest payments on our Credit Facility totaled $14,000 and $26,000 for the three months ended March 31, 2020 and 2019, respectively. The outstanding balance of our Credit Facility was reduced by $800,000 during the three months ended March 31, 2020.

We were not required to make any minimum funding contributions to our defined benefit pension plan during the three months ended March 31, 2020. The CARES Act includes limited funding relief provisions for single employer defined benefit plans. The CARES Act allows us to defer until January 1, 2021 the required contributions to the plan that would otherwise be due in 2020.

Payroll Protection Program

In April 2020, we received a loan of approximately $246,000 under the Payroll Protection Program of the CARES Act. Proceeds from the loan used to cover documented payroll, mortgage interest, rent, and utility costs over an 8 week measurement period are eligible to be forgiven. The loan matures in April 2022 with interest accruing at 1%. There are no collateral requirements or prepayment penalties associated with the loan.

Future Cash Inflows and Outflows

Our business initiatives for the next year include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects, and addressing the impact of COVID-19 on our business segments. Our income from real estate commissions, leasing activities and Kapalua Club membership dues, were all impacted for the three months ended March 31, 2020, and may continue to be impacted in the future for an uncertain period of time. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the interim unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions  are considered reasonably  possible and may have a material effect on the interim unaudited condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2020.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by us with the U.S. Securities and Exchange Commission (SEC) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly report on Form 10-Q that are not statements of historical facts, which can generally be identified by words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the impacts of the COVID-19 pandemic, including its impacts on us, our operations, or our future financial or operational results;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changes in interest rates related to our borrowing and investing activities used to maintain liquidity and to fund business operations. We have no material exposure to foreign currency risks.

We are subject to potential changes in consumer behavior and regulatory risks through travel restrictions due to our location in a resort area. Potential tenant deferrals and abatements may impact our base and percentage rental income.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2020.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

The novel coronavirus, or COVID-19, pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow.

The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The COVID-19 pandemic has caused significant disruption in business activity and the financial markets both globally and in the United States. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern regarding the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability, all of which may result a decrease in our business. Such conditions are likely to exacerbate many of the risks described elsewhere in the section entitled “Risk Factors” in our Annual Report on Form 10-K. Therefore, to the extent that economic activity, travel, real estate development and business conditions generally remain poor or deteriorate further, our business, financial condition, results of operations and cash flows could be materially adversely affected. While we do not expect any adjustments to the closing dates or our ability to fulfill any related conditions to the sales of our Kapalua Central Resort project or Kapalua Water Company, Ltd and Kapalua Waste Treatment Company, Ltd. assets, if COVID-19 related uncertainties impact the buyers’ determinations during the respective due diligence periods, the sales of these assets may be adversely impacted.

We are continuing to monitor the spread of COVID-19 and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

April 22, 2020	/s/ Scott N. Kodama
Date	Scott N. Kodama
Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.