Form 10-Q
period 2020-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2020-08-12
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2020
Common Stock, no par value	19,368,278 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash	$340	$683
Accounts receivable, less allowance for doubtful accounts of $114 and $35, respectively	1,726	1,173
Prepaid expenses and other assets	146	101
Assets held for sale	7,615	7,597
Total current assets	9,827	9,554

PROPERTY	52,215	52,164
Accumulated depreciation	(33,091)	(32,445)
Property, net	19,124	19,719

OTHER ASSETS
Deferred development costs	8,504	8,504
Other noncurrent assets	1,253	1,342
Total other assets	9,757	9,846

TOTAL ASSETS	$38,708	$39,119

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$521	$1,356
Payroll and employee benefits	559	928
Current portion of accrued retirement benefits	165	165
Deferred club membership revenue	312	35
Other current liabilities	633	468
Total current liabilities	2,190	2,952

LONG-TERM LIABILITIES
Long-term debt	-	1,035
Accrued retirement benefits, net of current portion	9,453	9,702
Deferred license fee revenue	1,834	-
Deposits	2,649	2,674
Other noncurrent liabilities	64	64
Total long-term liabilities	14,000	13,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,291,102 and 19,238,081 shares issued and outstanding	81,251	80,606
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(47,531)	(46,300)
Accumulated other comprehensive loss	(20,386)	(20,798)
Total stockholders' equity	22,518	22,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,708	$39,119

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2020	2019
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$90	$209
Leasing	1,436	2,038
Resort amenities and other	184	248
Total operating revenues	1,710	2,495

OPERATING COSTS AND EXPENSES
Real estate	192	255
Leasing	827	714
Resort amenities and other	169	208
General and administrative	559	510
Share-based compensation	402	374
Depreciation	323	360
Total operating costs and expenses	2,472	2,421

OPERATING INCOME (LOSS)	(762)	74
Other income	894	-
Pension and other post-retirement expenses	(117)	(256)
Interest expense	(30)	(63)
LOSS FROM CONTINUING OPERATIONS	$(15)	$(245)
Income (Loss) from discontinued operations, net	(142)	64
NET LOSS	$(157)	$(181)
Other comprehensive income - pension, net	206	211
COMPREHENSIVE INCOME	$49	$30

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$-	$(0.01)
Income (Loss) from Discontinued Operations	$(0.01)	$-
Net Loss	$(0.01)	$(0.01)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$158	$366
Leasing	3,172	3,954
Resort amenities and other	414	509
Total operating revenues	3,744	4,829

OPERATING COSTS AND EXPENSES
Real estate	367	521
Leasing	1,603	1,439
Resort amenities and other	740	533
General and administrative	1,318	1,350
Share-based compensation	827	972
Depreciation	645	722
Total operating costs and expenses	5,500	5,537

OPERATING LOSS	(1,756)	(708)
Other income	894	-
Pension and other post-retirement expenses	(234)	(509)
Interest expense	(76)	(110)
LOSS FROM CONTINUING OPERATIONS	$(1,172)	$(1,327)
Income (Loss) from discontinued operations, net	(59)	52
NET LOSS	$(1,231)	$(1,275)
Other compreshensive income - pension, net	412	423
COMPREHENSIVE LOSS	$(819)	$(852)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.06)	$(0.07)
Income (Loss) from Discontinued Operations	$-	$-
Net Loss	$(0.06)	$(0.07)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended and Six Months Ended June 30, 2020 and 2019

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	186			1,051
Vested restricted stock issued	17	186	(186)			-
Shares cancelled to pay tax liability	(42)	(522)				(522)
Other comprehensive income - pension					206	206
Net loss				(1,074)		(1,074)
Balance, March 31, 2020	19,281	81,135	9,184	(47,374)	(20,592)	22,353

Share-based compensation			163			163
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(4)	(47)				(47)
Other comprehensive income - pension					206	206
Net loss				(157)		(157)
Balance, June 30, 2020	19,291	$81,251	$9,184	$(47,531)	$(20,386)	$22,518

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919
Share-based compensation	52	889	208			1,097
Vested restricted stock issued	16	208	(208)			-
Stock option exercised	25	62	68			130
Shares cancelled to pay tax liability	(38)	(400)				(400)
Other comprehensive income - pension					212	212
Net loss				(1,094)		(1,094)
Balance, March 31, 2019	19,180	80,170	9,314	(37,028)	(21,592)	30,864

Share-based compensation			183			183
Vested restricted stock issued	17	183	(183)			-
Shares cancelled to pay tax liability	(5)	(56)				(56)
Other comprehensive income - pension					211	211
Net loss				(181)		(181)
Balance, June 30, 2019	19,192	$80,297	$9,314	$(37,209)	$(21,381)	$31,021

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$435	$(91)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment	894	-
Payments for property and deferred development costs	(68)	(256)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	826	(256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	947	1,500
Payments on long-term debt	(1,982)	(700)
Debt and common stock issuance costs and other	(569)	(455)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,604)	345

NET DECREASE IN CASH	(343)	(2)
CASH AT BEGINNING OF PERIOD	683	624
CASH AT END OF PERIOD	$340	$622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest:	$19	$68

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $865,000 and $951,000 for the six months ended June 30, 2020 and 2019, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended and Six Months Ended June 30, 2020 and 2019

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2020 and 2019. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim statements are not necessarily indicative of results for a full year. Certain amounts in the June 30, 2019 condensed consolidated statements of operations and comprehensive loss were reclassified to conform to the current period’s presentation. Such amounts had no impact on net loss and comprehensive loss previously reported.

3.	SHARES – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2020	2019	2020	2019

Basic and diluted	19,281,035	19,180,735	19,267,909	19,163,022
Potentially dilutive	-	2,500	-	11,389

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

4.	PROPERTY

Property at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Land	$5,073	$5,073
Land improvements	13,153	13,153
Buildings	23,439	23,439
Machinery and equipment	10,529	10,495
Construction-in-progress	21	4
Total property	52,215	52,164
Less accumulated depreciation	33,091	32,445
Property, net	$19,124	$19,719

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

5.	ASSETS HELD FOR SALE

Assets held for sale at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,956	$2,938
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	4,503	4,503
Upcountry Maui, 630-acre parcel of agricultural land	156	156
	$7,615	$7,597

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, such as a 14-day self-quarantine for transpacific travelers, the due diligence period was extended, ending four months after travel restrictions are lifted. The closing date of the sale is 30 days after the last day of the due diligence period.

In December 2019, the Company entered into an Asset Purchase Agreement to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The sale is subject to certain closing conditions, including completion of due diligence and PUC approval. These assets are used by Kapalua Water Company and Kapalua Waste Treatment Company to provide water and sewage transmission services for the Kapalua Resort. Results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets are reflected in Note 13.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

6.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2021. Interest accrued on borrowings is based on LIBOR plus 3.50%. At June 30, 2020 and December 31, 2019, the Credit Facility’s interest rates were 5.08% and 5.19%, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of June 30, 2020.

In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law establishing the Paycheck Protection Program (PPP) administered by the United States Small Business Administration (SBA). The PPP authorized up to $349 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs. Loans have a maturity of 2 years and an interest rate of 1.0%.  Prepayments may be made without penalty. The Company received loan funding of $246,500. On April 23, 2020, the United States Department of the Treasury and the SBA issued revised guidance related to the PPP. As a result, the Company returned the entire amount of the loan to comply with the subsequent guidance.

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

Share-based compensation totaled $827,000 and $972,000 for the six months ended June 30, 2020 and 2019, respectively. Included in these amounts were $349,000 and $328,000 of restricted shares of common stock which vested during the first six months of 2020 and 2019, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$7,435	$7,658
Non-qualified retirement plans	2,183	2,209
Total	9,618	9,867
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,453	$9,702

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

The net periodic benefit costs for pension and post-retirement benefits for the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Interest cost	$408	$527	$816	$1,053
Expected return on plan assets	(497)	(482)	(994)	(967)
Amortization of net loss	206	211	412	423
Pension and other postretirement expenses	$117	$256	$234	$509

9.	DEFERRED REVENUE

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue from the license agreement is recognized on a straight-line basis over its estimated economic useful life.

10.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of June 30, 2020 and December 31, 2019, respectively.

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$90	$209	$158	$366
Leasing	1,436	2,038	3,172	3,954
Resort amenities and other	184	248	414	509
Total Operating Segment Revenues	$1,710	$2,495	$3,744	$4,829
Operating Segment Income (Loss)
Real estate	$(102)	$(46)	$(209)	$(155)
Leasing	609	1,324	1,569	2,515
Resort amenities and other	15	40	(326)	(24)
Total Operating Segment Income	$522	$1,318	$1,034	$2,336

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. In addition, the Company provides potable and non-potable water to West and Upcountry Maui areas. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Minimum rentals	$712	$737	$1,410	$1,448
Percentage rentals	37	458	304	865
Licensing fees	111	231	345	465
Other (primarily common area recoveries)	321	292	608	618
Water system sales	255	320	505	558
Total	$1,436	$2,038	$3,172	$3,954

13.	DISCONTINUED OPERATIONS

The results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating revenues	$577	$821	$1,317	$1,488
Operating costs and expenses	(719)	(686)	(1,376)	(1,294)
Deprectiation expense	-	(71)	-	(142)
Income (loss) from discontinued operations	$(142)	$64	$(59)	$52

14.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawaii Department of Health (DOH) issued a Notice and Finding of Violation and Order (Order) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The DOH has agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. A new design plan for additional disposal leach fields has been approved by the DOH. Construction of the additional leach fields is expected to be completed by December 31, 2020.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. Quarantine, travel restrictions, and other governmental restrictions and guidelines to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, the Company’s future business operations, including the results of operations, cash flows and financial position will be significantly affected.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the interim unaudited condensed consolidated balance sheets and interim unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt, which approximated fair value, was approximately $1.0 million at December 31, 2019. The fair value of debt was measured using the level 2 inputs, noted above.

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

In August, 2018, the FASB issued ASU 2018-14 which amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU is effective for public business entities for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company expects to adopt the new disclosure requirements on January 1, 2021.

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This ASU will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements and related disclosures.

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

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$1,710	$2,495	$3,744	$4,829
Operating costs and expenses	(1,188)	(1,177)	(2,710)	(2,493)
General and administrative	(559)	(510)	(1,318)	(1,350)
Share-based compensation	(402)	(374)	(827)	(972)
Depreciation	(323)	(360)	(645)	(722)
Operating income (loss)	(762)	74	(1,756)	(708)
Other income	894	-	894	-
Pension and other postretirement expenses	(117)	(256)	(234)	(509)
Interest expense	(30)	(63)	(76)	(110)
Loss from Continuing Operations	(15)	(245)	(1,172)	(1,327)
Income (Loss) from Discontinued Operations	(142)	64	(59)	52
Net loss	$(157)	$(181)	$(1,231)	$(1,275)

Loss from Continuing Operations per Common Share	$-	$(0.01)	$(0.06)	$(0.07)
Income (Loss) from Discontinued Operations per Common Share	$(0.01)	$-	$-	$-
Net loss per Common Share	$(0.01)	$(0.01)	$(0.06)	$(0.07)

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$90	$209	$158	$366
Operating costs and expenses	(192)	(255)	(367)	(521)
Operating loss	$(102)	$(46)	$(209)	$(155)

Included in our real estate operating revenues were sales commissions earned from resales of properties owned by private residents in the Kapalua Resort and surrounding areas by our wholly owned subsidiary, Kapalua Realty Company, Ltd. During the three and six months ended June 30, 2020, four and seven properties were sold, respectively, compared to seven and thirteen in the three and six months ended June 30, 2019, respectively.

The corresponding decrease in commission expenses paid resulted in lower operating costs and expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. In addition, legal defense costs related primarily to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay were incurred in 2019.

Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. Under terms of the license agreement, we will collect monthly royalty fees for the use of certain of our trademarks in exchange for a covenant not to compete. As a result of this agreement, we will no longer receive commission income on resales of properties in the Kapalua Resort and surrounding areas.

There were no sales of our owned real estate in the three or six months ended June 30, 2020 and June 30, 2019, respectively

There were no significant real estate development expenditures in the first six months of 2020 and 2019.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated with the novel coronavirus (COVID-19) pandemic may, among other things, reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations.

LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$1,436	$2,038	$3,172	$3,954
Operating costs and expenses	(827)	(714)	(1,603)	(1,439)
Operating income	$609	$1,324	$1,569	$2,515

The decrease in operating revenues for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to lower percentage rental income recognized from our commercial leasing portfolio associated with the effects of COVID-19 on tenants’ sales activity. Percentage rental income for the three months ended June 30, 2020 was approximately $37,000, compared to approximately $458,000 for the three months ended June 30, 2019.  We do not expect any significant amount of percentage rental income for the remainder of 2020. Continued restrictions on public gatherings, such as stay-at-home orders and guidelines, and the threat of COVID-19 or other infectious disease may adversely affect our tenants’ ability to pay rent.  Additional reserves to our allowance for doubtful accounts in the amounts of $18,000 and $80,000, respectively, were recorded for the three and six months ended June 30, 2020, resulting in increased operating costs for such periods.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$184	$248	$414	$509
Operating costs and expenses	(169)	(208)	(740)	(533)
Operating income (loss)	$15	$40	$(326)	$(24)

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

In March 2020, access to certain facilities and amenities, including the Kapalua Club, was restricted due to COVID-19. The decrease in operating revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to a partial refund of member dues as a result of this restricted access. The restricted access to these facilities also reduced contracted fees for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Partial member dues are expected to continue until restricted access is lifted.

The increase in operating costs and expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019 and an increase in golf course rates charged to the Company in the first quarter of 2020.

OTHER INCOME

The Company had a 51% ownership interest in Kapalua Bay Holdings, LLC (KBH). In 2009, the investment was written down to zero. As part of the dissolution of KBH, the Company received $894,000 as a return of cash collateral related to an owner controlled insurance program.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity.

In the State of Hawaii, the Governor issued “stay-at-home” orders for its residents and visitors beginning in March 2020, followed by subsequent “safer-at-home” and “act with care” proclamations. In addition, the Governor issued emergency proclamations ordering all transpacific passengers to a mandatory 14-day self-quarantine. Beginning September 1, 2020, travelers to the State of Hawaii may avoid the quarantine rules if proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test is presented upon arrival.

Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 will continue to have an adverse impact on most businesses in Hawaii, including our own. According to visitor statistics from the Hawaii Tourism Authority, passenger volume to Maui County during the three and six months ended June 30, 2020 decreased to approximately 4,000 and 445,000, respectively, as compared to 608,000 and 1,089,000 in the comparable three and six months ended June 30, 2019. The State of Hawaii’s Department of Business, Economic Development & Tourism projects Hawaii’s economic growth rate, as measured by the real gross domestic product, will drop by 12.1 percent in 2020.

The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. We continue to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), on us, our customers, and our vendors. Appropriate remote work arrangements have been established for our employees in order to maintain our financial reporting systems.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $340,000 and $683,000 (audited) at June 30, 2020 and December 31, 2019, respectively.

The $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility) matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. The full amount of our Credit Facility is currently available for borrowing. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of June 30, 2020, we were in compliance with the covenants under the Credit Facility. If the current economic conditions created by the COVID-19 pandemic persist, we expect to borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $435,000 for the six months ending June 30, 2020.

In March 2020, we received $2.0 million for a perpetual, non-exclusive licensing agreement granting the use of our trademarks and service marks effective April 1, 2020.

In May 2020, we received $894,000 from our investment in KBH. The proceeds relate to a return of cash collateral held in an owner controlled insurance program. In absence of the return of this cash collateral, we would have borrowed funds under our Credit Facility to maintain a positive cash balance.

The outstanding balance of our Credit Facility was reduced to zero as of June 30, 2020. Interest payments on our Credit Facility totaled $19,000 and 68,000 for the six months ended June 30, 2020 and 2019, respectively.

We were not required to make any minimum funding contributions to our defined benefit pension plan during the six months ended June 30, 2020. The CARES Act includes limited funding relief provisions for single employer defined benefit plans. The CARES Act allows us to defer until January 1, 2021 the required contributions of approximately $542,000 that would otherwise be due in 2020.

Paycheck Protection Program

In April 2020, we received a loan of approximately $246,000 under the Paycheck Protection Program (PPP) of the CARES Act. On April 23, 2020, the United States Department of Treasury and the SBA issued revised guidance related to the PPP. As a result, we returned the entire amount of the loan to comply with the subsequent guidance. There were no prepayment penalties associated with the loan.

Future Cash Inflows and Outflows

Our business initiatives for the next year include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects, and addressing the impact of COVID-19 on our business segments. Our income from real estate commissions, leasing activities and Kapalua Club membership dues, were all impacted for the six months ended June 30, 2020, and may continue to be impacted in the future for an uncertain period of time. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the interim unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the interim unaudited condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2020.

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

We are subject to potential changes in consumer behavior and regulatory risks through travel restrictions due to our location. Potential tenant deferrals and abatements may impact our base and percentage rental income.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2020.

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

The spread of a highly infectious or contagious disease, such as COVID-19, has caused and could continue to cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The COVID-19 pandemic has caused significant disruption in business activity and the financial markets both globally and in the United States. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern regarding the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability, all of which may result a decrease in our business. Such conditions are likely to exacerbate many of the risks described elsewhere in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Therefore, to the extent that economic activity, travel, real estate development and business conditions generally remain poor or deteriorate further, our business, financial condition, results of operations and cash flows could be materially adversely affected. While we do not expect any adjustments to the closing date or our ability to fulfill any related conditions to the sale of our Kapalua Water Company, Ltd and Kapalua Waste Treatment Company, Ltd. assets, COVID-19 related government restrictions including “stay-at-home” orders and mandatory 14-day self-quarantine rules for transpacific travelers have extended the due diligence period for the sale of Kapalua Central Resort. If COVID-19 related uncertainties impact the buyers’ determinations during the respective due diligence periods, the sales of these assets may be adversely impacted.

We are continuing to monitor the spread of COVID-19 and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us.

Item 6. EXHIBITS

10.1	CFO’s Offer of Employment.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 5, 2020	/s/ MICHAEL S. HOTTA
Date	Michael S. Hotta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	CFO’s Offer of Employment (1)(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(3)	Management contract or compensatory plan or arrangement.