Form 10-Q
period 2020-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2020-11-05
CIK 63330

fa 30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2020
Common Stock, no par value	19,364,153 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS

CURRENT ASSETS
Cash	$324	$683
Accounts receivable, less allowance for doubtful accounts of $223 and $35, respectively	1,680	1,173
Prepaid expenses and other assets	244	101
Assets held for sale	7,633	7,597
Total current assets	9,881	9,554

PROPERTY	52,267	52,164
Accumulated depreciation	(33,407)	(32,445)
Property, net	18,860	19,719

OTHER ASSETS
Deferred development costs	8,504	8,504
Other noncurrent assets	1,206	1,342
Total other assets	9,710	9,846

TOTAL ASSETS	$38,451	$39,119

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$707	$1,356
Payroll and employee benefits	783	928
Accrued retirement benefits	165	165
Deferred club membership revenue	131	35
Other current liabilities	615	468
Total current liabilities	2,401	2,952

LONG-TERM LIABILITIES
Long-term debt	-	1,035
Accrued retirement benefits, net of current portion	9,328	9,702
Deferred license fee revenue	1,800	-
Deposits	2,649	2,674
Other noncurrent liabilities	64	64
Total long-term liabilities	13,841	13,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,301,288 and 19,238,081 shares issued and outstanding	81,369	80,606
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(48,164)	(46,300)
Accumulated other comprehensive loss	(20,180)	(20,798)
Total stockholders' equity	22,209	22,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,451	$39,119

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2020	2019
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$15	$305
Leasing	1,448	2,167
Resort amenities and other	234	242
Total operating revenues	1,697	2,714

OPERATING COSTS AND EXPENSES
Real estate	86	352
Leasing	671	793
Resort amenities and other	152	219
General and administrative	514	466
Share-based compensation	402	374
Depreciation	326	345
Total operating costs and expenses	2,151	2,549

OPERATING INCOME (LOSS)	(454)	165
Pension and other post-retirement expenses	(125)	(258)
Interest expense	(29)	(50)
LOSS FROM CONTINUING OPERATIONS	(608)	(143)
Income (Loss) from discontinued operations, net	(25)	134
NET LOSS	$(633)	$(9)
Other comprehensive income - pension, net	206	211
TOTAL COMPREHENSIVE INCOME (LOSS)	$(427)	$202

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.03)	$(0.01)
Income (Loss) from Discontinued Operations	$-	$0.01
Net Loss	$(0.03)	$-

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$173	$671
Leasing	4,620	6,121
Resort amenities and other	648	751
Total operating revenues	5,441	7,543

OPERATING COSTS AND EXPENSES
Real estate	457	873
Leasing	2,278	2,233
Resort amenities and other	893	751
General and administrative	1,823	1,816
Share-based compensation	1,229	1,346
Depreciation	971	1,067
Total operating costs and expenses	7,651	8,086

OPERATING LOSS	(2,210)	(543)
Other income	894	-
Pension and other post-retirement expenses	(359)	(768)
Interest expense	(105)	(160)
LOSS FROM CONTINUING OPERATIONS	(1,780)	(1,471)
Income (Loss) from discontinued operations, net	(84)	187
NET LOSS	$(1,864)	$(1,284)
Other compreshensive income - pension, net	617	634
TOTAL COMPREHENSIVE LOSS	$(1,247)	$(650)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.09)	$(0.08)
Income (Loss) from Discontinued Operations	$(0.01)	$0.01
Net Loss	$(0.10)	$(0.07)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended and Nine Months Ended September 30, 2020 and 2019

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	349			1,214
Vested restricted stock issued	31	349	(349)			-
Shares cancelled to pay tax liability	(46)	(569)				(569)
Other comprehensive income - pension					412	412
Net loss				(1,231)		(1,231)
Balance, June 30, 2020	19,291	81,251	9,184	(47,531)	(20,386)	22,518

Share-based compensation			163			163
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(4)	(45)				(45)
Other comprehensive income - pension					206	206
Net loss				(633)		(633)
Balance, September 30, 2020	19,301	$81,369	$9,184	$(48,164)	$(20,180)	$22,209

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919
Share-based compensation	52	951	329			1,280
Vested restricted stock issued	33	329	(329)			-
Stock option exercised	25	62	68			130
Shares cancelled to pay tax liability	(43)	(456)				(456)
Other comprehensive income - pension					423	423
Net loss				(1,275)		(1,275)
Balance, June 30, 2019	19,192	80,297	9,314	(37,209)	(21,381)	31,021

Share-based compensation			182			182
Vested restricted stock issued	16	182	(182)			-
Shares cancelled to pay tax liability	(6)	(65)				(65)
Other comprehensive income - pension					211	211
Net loss				(9)		(9)
Balance, September 30, 2019	19,202	$80,414	$9,314	$(37,218)	$(21,170)	$31,340

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$545	$968

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment	894	-
Payments for property and deferred development costs	(148)	(453)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	746	(453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,197	1,500
Payments on long-term debt	(2,232)	(1,500)
Debt and common stock issuance costs and other	(615)	(520)
NET CASH USED IN FINANCING ACTIVITIES	(1,650)	(520)

NET DECREASE IN CASH	(359)	(5)
CASH AT BEGINNING OF PERIOD	683	624
CASH AT END OF PERIOD	$324	$619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$20	$118

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $865,000 and $951,000 for the nine months ended September 30, 2020 and 2019, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended and Nine Months Ended September 30, 2020 and 2019

(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2020 and 2019. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

2.     USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim statements are not necessarily indicative of results for a full year. Certain amounts in the September 30, 2019 condensed consolidated statements of operations and comprehensive income (loss) were reclassified to conform to the current period’s presentation. Such amounts had no impact on net loss and comprehensive income (loss) previously reported.

3.     SHARES – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019

Basic and diluted	19,291,102	19,191,848	19,275,696	19,172,772
Potentially dilutive	-	2,500	-	8,382

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

4.     PROPERTY

Property at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Land	$5,073	$5,073
Land improvements	13,153	13,153
Buildings	23,439	23,439
Machinery and equipment	10,520	10,495
Construction-in-progress	82	4
Total property	52,267	52,164
Less accumulated depreciation	33,407	32,445
Property, net	$18,860	$19,719

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

5.     ASSETS HELD FOR SALE

Assets held for sale at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,974	$2,938
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	4,503	4,503
Upcountry Maui, 630-acre parcel of agricultural land	156	156
	$7,633	$7,597

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, including those for transpacific travelers, the due diligence period was extended to February 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

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

6.     LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2021. Interest accrued on borrowings is based on LIBOR plus 3.50%. At September 30, 2020 and December 31, 2019, the Credit Facility’s interest rates were 3.66% and 5.19%, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it is in compliance with the covenants under the Credit Facility as of September 30, 2020.

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

Share-based compensation totaled $1,229,000 and $1,346,000 for the nine months ended September 30, 2020 and 2019, respectively. Included in these amounts were $512,000 and $511,000 of restricted shares of common stock which vested during the first nine months of 2020 and 2019, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$7,324	$7,658
Non-qualified retirement plans	2,169	2,209
Total	9,493	9,867
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$9,328	$9,702

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

The net periodic benefit costs for pension and post-retirement benefits for the nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)
Interest cost	$408	$527	$1,225	$1,580
Expected return on plan assets	(489)	(480)	(1,483)	(1,446)
Amortization of net loss	206	211	617	634
Pension and other postretirement expenses	$125	$258	$359	$768

9.	DEFERRED REVENUE

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of September 30, 2020 and December 31, 2019, respectively.

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$15	$305	$173	$671
Leasing	1,448	2,167	4,620	6,121
Resort amenities and other	234	242	648	751
Total Operating Segment Revenues	$1,697	$2,714	$5,441	$7,543
Operating Segment Income (Loss)
Real estate	$(71)	$(47)	$(284)	$(202)
Leasing	777	1,374	2,342	3,888
Resort amenities and other	82	23	(245)	-
Total Operating Segment Income	$788	$1,350	$1,813	$3,686

12.     LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. In addition, the Company provides potable and non-potable water to West and Upcountry Maui areas. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Minimum rentals	$677	$723	$2,086	$2,170
Percentage rentals	-	488	304	1,353
Licensing fees	104	217	449	681
Water system sales	318	337	822	894
Other	349	402	959	1,023
Total	$1,448	$2,167	$4,620	$6,121

13.     DISCONTINUED OPERATIONS

The results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating revenues	$697	$951	$2,014	$2,439
Operating costs and expenses	(722)	(745)	(2,098)	(2,039)
Deprectiation expense	-	(72)	-	(213)
Income (loss) from discontinued operations	$(25)	$134	$(84)	$187

14.     COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawaii Department of Health (DOH) issued a Notice and Finding of Violation and Order (Order) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The DOH has agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. A new design plan for additional disposal leach fields has been approved by the DOH, which will provide proper percolation of effluent water. Construction of the additional leach fields is expected to be completed by December 31, 2020. Upon completion of the new leach fields, the Company will perform further analysis to address any other matters regarding the Order.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$1,697	$2,714	$5,441	$7,543
Operating costs and expenses	(909)	(1,364)	(3,628)	(3,857)
General and administrative	(514)	(466)	(1,823)	(1,816)
Share-based compensation	(402)	(374)	(1,229)	(1,346)
Depreciation	(326)	(345)	(971)	(1,067)
Operating income (loss)	(454)	165	(2,210)	(543)
Other income	-	-	894	-
Pension and other postretirement expenses	(125)	(258)	(359)	(768)
Interest expense	(29)	(50)	(105)	(160)
Loss from Continuing Operations	(608)	(143)	(1,780)	(1,471)
Income (Loss) from Discontinued Operations	(25)	134	(84)	187
Net loss	$(633)	$(9)	$(1,864)	$(1,284)

Loss from Continuing Operations per Common Share	$(0.03)	$(0.01)	$(0.09)	$(0.08)
Income (Loss) from Discontinued Operations per Common Share	$-	$0.01	$(0.01)	$0.01
Net loss per Common Share	$(0.03)	$-	$(0.10)	$(0.07)

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$15	$305	$173	$671
Operating costs and expenses	(86)	(352)	(457)	(873)
Operating loss	$(71)	$(47)	$(284)	$(202)

Our real estate operating revenues include sales commissions earned by our wholly owned subsidiary, Kapalua Realty Company, Ltd., from resales of properties owned by private residents in the Kapalua Resort and surrounding areas. During the nine months ended September 30, 2020 and 2019, commissions were earned on eight and fourteen properties sold, respectively. A corresponding decrease in commissions paid resulted in lower operating costs and expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. In addition, legal defense costs related primarily to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay were incurred in 2019.

Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. Under terms of the license agreement, monthly royalty fees will be collected for the use of certain of our trademarks in exchange for a covenant not to compete. As a result of this agreement, we will no longer receive commission income on resales of properties in the Kapalua Resort and surrounding areas.

There were no sales of our owned real estate in the three or nine months ended September 30, 2020 and 2019, respectively. In February 2020, we entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, including those for transpacific travelers, the due diligence period was extended to February 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

There were no significant real estate development expenditures in the first nine months of 2020 and 2019.

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

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$1,448	$2,167	$4,620	$6,121
Operating costs and expenses	(671)	(793)	(2,278)	(2,233)
Operating income	$777	$1,374	$2,342	$3,888

The decrease in operating revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to lower percentage rental income from our commercial leasing portfolio. The impact of COVID-19 on tenants’ sales activity resulted in no percentage rental income recognized for the three months ended September 30, 2020 compared to approximately $488,000 for the three months ended September 30, 2019. We do not expect any significant amount of percentage rental income for the remainder of 2020. Continued restrictions on public gatherings, such as stay-at-home orders and guidelines, and the threat of COVID-19 or other infectious disease may adversely affect our tenants’ ability to pay rent. Additional reserves of $108,000 and $188,000 were recorded to our allowance for doubtful accounts for the three and nine months ended September 30, 2020, respectively.

During the three months ended September 30, 2020, operating expenses were reduced by insurance reimbursements of $220,000 for repairs to property damaged from Tropical Storm Olivia in October 2018.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Operating revenues	$234	$242	$648	$751
Operating costs and expenses	(152)	(219)	(893)	(751)
Operating income (loss)	$82	$23	$(245)	$-

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

In March 2020, access to certain facilities and amenities was restricted due to regulations related to COVID-19. The decrease in operating revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was due to a partial refund of member dues as a result of these restrictions. Contracted fees were correspondingly reduced during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. Partial member dues are expected to continue until restricted access is lifted.

The increase in operating costs and expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the closure of the Kapalua Plantation Golf Course for renovations in February 2019 and an increase in golf course fees charged to the Company in the first quarter of 2020.

OTHER INCOME

The Company had a 51% ownership interest in Kapalua Bay Holdings, LLC (KBH).  In 2009, the investment was written down to zero.  As part of the dissolution of KBH, we received $894,000 as a return of cash collateral related to an owner controlled insurance program in May 2020.

DISCONTINUED OPERATIONS

In December 2019, the we entered into an Asset Purchase Agreement to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The sale is subject to certain closing conditions, including completion of due diligence and PUC approval. These assets are used by Kapalua Water Company and Kapalua Waste Treatment Company to provide water and sewage transmission services for the Kapalua Resort.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity.

In the State of Hawaii, the Governor issued “stay-at-home” orders for its residents and visitors beginning in March 2020, followed by subsequent “safer-at-home” and “act with care” proclamations. In addition, the Governor issued emergency proclamations ordering all transpacific passengers to a mandatory 14-day self-quarantine. Quarantine, travel restrictions and other governmental orders to reduce the spread of COVID-19 continue to have an adverse impact on most businesses in Hawaii, including our own. In its third quarter report, the State of Hawaii’s Department of Business, Economic Development & Tourism projects Hawaii’s economic growth rate, as measured by the real gross domestic product, will decline by 12.3 percent in 2020 in its 3rd quarter report. According to visitor statistics from the Hawaii Tourism Authority, passenger volume to Maui County in the third quarter of 2020 and 2019 was 11,550 and 671,559, respectively, a decrease of 98%.

Beginning October 15, 2020, travelers to the State of Hawaii may avoid the quarantine rules under a pre-travel testing program if proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test is presented.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $324,000 and $683,000 (audited) at September 30, 2020 and December 31, 2019, respectively.

The $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility) matures on December 31, 2021. Interest on borrowings is accrued at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. The full amount of our Credit Facility is currently available for borrowing. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of September 30, 2020, we were in compliance with the covenants under the Credit Facility. If the current economic conditions created by the COVID-19 pandemic persist, we expect to borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $545,000 for the nine months ending September 30, 2020.

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

The outstanding balance of our Credit Facility was reduced to zero as of September 30, 2020. Interest payments on our Credit Facility totaled $20,000 and 118,000 for the nine months ended September 30, 2020 and 2019, respectively.

We were not required to make any minimum funding contributions to our defined benefit pension plan during the nine months ended September 30, 2020. The CARES Act includes limited funding relief provisions for single employer defined benefit plans. The CARES Act allows us to defer until January 1, 2021 the required contributions of approximately $542,000 that would otherwise be due in 2020.

Paycheck Protection Program

In April 2020, we received a loan of approximately $246,500 under the Paycheck Protection Program (PPP) of the CARES Act. On April 23, 2020, the United States Department of Treasury and the SBA issued revised guidance related to the PPP. As a result, we returned the entire amount of the loan to comply with the subsequent guidance. There were no prepayment penalties associated with the loan.

Future Cash Inflows and Outflows

Our business initiatives for the next year include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects, and addressing the impact of COVID-19 on our business segments. Our income from real estate commissions, leasing activities and Kapalua Club membership dues, were all impacted for the nine months ended September 30, 2020, and may continue to be impacted in the future for an uncertain period of time. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the interim unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the interim unaudited condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2020.

Cautionary Note Regarding Forward-Looking Statements and Risks

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended September 30, 2020.

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

The spread of a highly infectious or contagious disease, such as COVID-19, has caused and could continue to cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The COVID-19 pandemic has caused significant disruption in business activity and the financial markets both globally and in the United States. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern regarding the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability, all of which may result a decrease in our business. Such conditions are likely to exacerbate many of the risks described elsewhere in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Therefore, to the extent that economic activity, travel, real estate development and business conditions generally remain poor or deteriorate further, our business, financial condition, results of operations and cash flows could be materially adversely affected. While we do not expect any adjustments to the closing date or our ability to fulfill any related conditions to the sale of our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets, COVID-19 related government restrictions including public health emergency orders and quarantine rules for transpacific travelers have extended the due diligence period for the sale of Kapalua Central Resort. If COVID-19 related uncertainties impact the buyers’ determinations during the respective due diligence periods, the sales of these assets may be adversely impacted.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 4, 2020	/s/ MICHAEL S. HOTTA
Date	Michael S. Hotta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)	Filed herewith.

(2)	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.