Form 10-K
period 2020-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2021-03-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$75,978,024 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2020)	19,360,082 (Number of shares of common stock outstanding at January 27, 2021)

Portions of registrant’s Proxy Statement for registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K
(Documents incorporated by reference)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, or annual report, filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission, or SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this annual report and can be identified by words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this annual report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this annual report.

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

• Leasing—Our leasing operations include commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship and conservation efforts.

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

Recent Developments

COVID-19 Global Pandemic. In early 2020, the COVID-19 pandemic spread globally, threatening the State of Hawaii and severely impacting the geographic regions where travelers to the State of Hawaii reside.

In response to the pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders have resulted in the mandatory closure of “non-essential” businesses, increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time.

We have experienced a number of material impacts resulting from the COVID-19 pandemic during the year ended December 31, 2020, and have taken certain precautionary measures intended to help minimize the risk to our business, employees, customers, and the communities in which we operate.

Refer to Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this annual report for further information on the impacts to our business and results of operations and associated risks and uncertainties.

Description of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings in acres as of December 31, 2020:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	-	900
Agricultural zoned	10,800	2,100	12,900
Conservation/watershed	9,000	-	9,000
	20,700	2,100	22,800

Revenues from our Real Estate segment totaled $0.8 million, or approximately 10% of our total operating revenues for the year ended December 31, 2020.

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

We have approximately 1,200 acres of land on Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2020:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates
Kapalua Resort	900	Yes	2021 - 2039
Hali’imaile Town	300	No	2029 - 2034

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

Kapalua Central Resort is a commercial town center and residential community located in the core of the Kapalua Resort. It is comprised of 46 acres and is planned to include up to 61,000 square feet of commercial space and 196 condominium and multi-family residential units. State and County land use entitlements have been secured for this project. In February 2020, we entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, including those for transpacific travelers, the due diligence period was extended to July 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

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

Real Estate Brokerage Services – Through the six months ended June 30, 2020, our wholly-owned subsidiary, Kapalua Realty Company, Ltd., provided licensed, general brokerage services for properties in the Kapalua Resort and surrounding areas. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. Under terms of the license agreement, monthly royalty fees are collected for the use of certain of our trademarks.

The price and market for luxury and other real estate in Maui are highly cyclical and influenced significantly by interest rates, the general real estate markets in the mainland United States and specifically the West Coast, the popularity of Hawaii as a vacation destination and second-home market, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. Our Real Estate segment faces substantial competition from other landowners and developers on the island of Maui, as well as in other parts of Hawaii and the mainland United States.

Leasing

Our Leasing segment operations include commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and stewardship and conservation efforts.

Revenues from our Leasing segment totaled $5.9 million, or approximately 79% of our total operating revenues for the year ended December 31, 2020.

Commercial and Industrial Leases – We are the owner and lessor of approximately 187,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2020:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	60,000	93%	2021 - 2048
Other West Maui	14,000	93%	2024 - 2028
Upcountry Maui	113,000	91%	2021 - 2030

Agricultural Leases – We are the lessor of approximately 6,000 acres of diversified agriculture, renewable energy, eco tours, and activities land leases in West and Upcountry Maui.

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

Our Leasing segment operations are highly sensitive to economic conditions including tourism and consumer spending levels and faces substantial competition from other property owners in Maui and Hawaii. The amount of rainfall and the level of development in the Kapalua Resort area also affect the demand for our potable and non-potable water.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $0.8 million, or approximately 11% of our total operating revenues for the year ended December 31, 2020.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2020, we had 17 full-time employees, none of whom are members of a collective bargaining group.

In 2020, public health measures and other state and local governmental orders were issued to reduce the exposure to the COVID-19 virus. In response, we established appropriate work arrangements for our employees to comply with such orders and maintain our financial reporting systems.

A Code of Business Conduct and Ethics applies to all directors and employees. We also utilize an ethics reporting email and voice system which is monitored by the Audit Committee of the Board of Directors. There were no submissions made through the system in 2020.

An executive compensation program is designed and administered by the Compensation Committee of the Board of Directors. The program includes annual and long-term incentive compensation plans for certain of the Company’s executive officers. Payouts are payable in common stock and are based on achieving predetermined thresholds under various performance measurements. An advisory vote of shareholders is cast annually on the compensation paid to our named executive officers.

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

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of Maui in particular and Hawaii in general as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters, including the impacts of the COVID-19 pandemic.

Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant general decline in the market for residential or luxury real estate, which, in turn, could adversely affect our development plans, revenues and profitability. During low periods of demand, real estate may remain on hand for much longer than expected or be sold at lower-than-expected returns, or even at a loss, which could impair our liquidity and ability to proceed with development projects and negatively affect our operating results. Sustained adverse changes to our development plans could result in impairment charges or write-offs of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

The COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow.

The spread of a highly infectious or contagious disease, such as COVID-19, has caused and could continue to cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The COVID-19 pandemic has caused significant disruption in business activity and financial markets both globally and in the United States. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern regarding the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability, all of which may result a decrease in our business. Such conditions are likely to exacerbate many of the risks described elsewhere in this section. Therefore, to the extent that economic activity, travel, real estate development and business conditions generally remain poor or deteriorate further, our business, financial condition, results of operations and cash flows could be materially adversely affected. While we do not expect any adjustments to the closing date or our ability to fulfill any related conditions to the sale of our Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets, COVID-19 related government restrictions including public health emergency orders and quarantine rules for transpacific travelers have extended the due diligence period for the sale of Kapalua Central Resort. If COVID-19 related uncertainties impact the buyers’ determinations during the respective due diligence periods, the sales of these assets may be adversely impacted.

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

Various federal, state, and local environmental laws, ordinances and regulations regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent our real property or to borrow using our real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Certain laws, ordinances, and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

Changes in weather conditions or natural disasters could adversely impact and materially affect our business, financial condition, and results of operations.

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

We maintain various insurance coverages for our business. We have engaged experts to assist us in the determination of our insurance policy terms, including coverage limits and deductibles, based on an evaluation of the level of potential risk, exposure and costs involved. This may result in insurance coverage that may not be sufficient to cover the full value of our losses in certain catastrophic or unforeseen circumstances. In addition, securing coverage in the event we file a claim under our insurance policies may involve substantial time, effort, resources, and the risk that the insurance carrier may deny or dispute coverage under the policy. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our operating results, liquidity and financial condition could be adversely affected.

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

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow.

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

Security incidents through cyber-attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems, cause a loss of assets or loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

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

We have implemented security measures to safeguard our systems and data and to manage cyber security risk. We monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We conduct periodic security awareness trainings for our employees to educate them on how to identify and alert management regarding phishing emails, spoofed or manipulated electronic communications, and other critical security threats. We have implemented internal controls around our treasury function including enhanced payment authorization procedures, verification requirements for new vendor set-up and vendor information changes and bolstered outgoing payment notification processes and account reconciliation procedures.

While, to date, we are not aware of having experienced a significant security incident or cyber-attack, there can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to data; to prevent loss, destruction, alteration, or exfiltration of business information; or to limit the negative impact from such attacks can provide absolute security against a security incident.

A principal reason that we cannot provide absolute protection from security incidents is that it may not always be possible to anticipate, detect, or recognize threats to our systems, or to implement effective preventive measures against all security incidents due to, among other things, the frequent change in techniques used in cyber-attacks, which may not be recognized until launched, and the wide variety of sources from which a cyber-attack can originate. We may not be able to immediately address the consequences of a security incident due to a cyber-attack.

The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may not be immediately clear. Therefore, in the event of an attack, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a cyber-attack.

Even if we are not targeted directly, cyber-attacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, and other third parties with whom we do business, could disrupt our normal business operations and networks.

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

Risks Related to Indebtedness

We have entered into a credit agreement for a $15.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2021 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations, and adversely affect our operations and financial results.

The terms of our credit facility include covenants requiring among other things, a minimum of $2.0 million in liquidity (as defined), a maximum of $45.0 million in total liabilities and a limitation on new indebtedness. Our ability to continue to borrow under our credit facility to fund our business initiatives depends upon our ability to comply with these covenants.

Interest on our credit facility is calculated at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. In the future, use of LIBOR may be discontinued and we cannot be certain how long LIBOR will continue to be a viable benchmark interest rate. Our credit agreement states that if any law or regulation makes it unlawful for interest to be calculated using LIBOR, then interest will be calculated based on the bank’s prime rate, which rate may not necessarily be the best or lowest rate charged by the bank from time to time. Use of the bank’s prime rate could result in increased borrowing costs or volatility in interest rates.

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

In 2020, the low and high share prices of our common stock ranged from $8.50 to $13.62. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this annual report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

As of January 27, 2021, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2020 was approximately 23,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2020:

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

In February 2020, we entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the sale is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, including those for transpacific travelers, the due diligence period was extended to July 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

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

The DOH agreed to defer the Order without a hearing date while we continue working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields was completed as of December 31, 2020. Additionally, the installation of a surface aerator, sludge removal system, and natural pond cover using water plants is currently in progress. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order.

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

Our common stock is traded on the NYSE under the symbol “MLP.” Our ability to declare dividends is restricted by the terms of our credit agreement. We do not intend to pay any cash dividends on our common stock in the foreseeable future. As of January 28, 2021, there were 234 shareholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2020 and 2019

CONSOLIDATED

	Year Ended December 31,
	2020	2019
	(in thousands except share amounts)

Operating revenues	$7,540	$10,045
Operating costs and expenses	(4,726)	(5,443)
General and administrative	(2,445)	(2,254)
Share-based compensation	(1,632)	(1,732)
Depreciation	(1,289)	(1,412)
Operating loss	(2,552)	(796)
Other income	894	-
Pension and other postretirement expenses	(475)	(1,016)
Interest expense	(134)	(198)
Income tax expense	-	(4,999)
Loss from Continuing Operations	(2,267)	(7,009)
Loss from Discontinued Operations	(337)	(3,357)
Net Loss	$(2,604)	$(10,366)

Loss from Continuing Operations per Common Share	$(0.12)	$(0.37)
Loss from Discontinuing Operations per Common Share	$(0.02)	$(0.17)
Net Loss per Common Share	$(0.14)	$(0.54)

REAL ESTATE

	Year Ended December 31,
	2020	2019
	(in thousands)

Operating revenues	$772	$915
Operating costs and expenses	(600)	(1,185)
Operating income (loss)	$172	$(270)

Real estate operating revenues include the sales of real estate inventory and sales commissions from resales of properties by our wholly-owned subsidiary, Kapalua Realty Company, Ltd.

During the six months ended June 30, 2020, Kapalua Realty Company, Ltd., provided licensed, general brokerage services for properties in the Kapalua Resort and surrounding areas. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. Under terms of the license agreement, monthly royalty fees are received for the use of certain of our trademarks.

Sales commissions of $0.2 million and $0.9 million were earned during the years ended December 31, 2020 and 2019, respectively. A corresponding decrease in commissions paid resulted in lower operating costs and expenses. In addition, legal defense costs related primarily to the project formerly known as The Ritz-Carlton Club and Residences, Kapalua Bay were incurred in 2019.

In December 2020, a 5.1 acre, agricultural zoned parcel in West Maui was sold for $0.6 million to the County of Maui for expanded storage capacity of its recycled water system.

Real estate development expenditures were $0.4 million and $0.3 million in 2020 and 2019, respectively.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Following the closing of the diligence period, among the satisfaction of other contingencies.

LEASING

	Year Ended December 31,
	2020	2019
	(in thousands)

Operating revenues	$5,948	$8,148
Operating costs and expenses	(2,933)	(3,228)
Operating income	$3,015	$4,920

Leasing operating revenues for the year ended December 31, 2020 were comprised of $4.3 million of revenues from commercial, agricultural, and industrial leases, $0.5 million of licensing fees from our registered trademarks and trade names, and $1.1 million of revenue from potable and non-potable water system sales. This compares to $6.0 million of revenues from commercial, agricultural, and industrial leases, $0.9 million of licensing fees from our registered trademarks and trade names, and $1.2 million of revenue from potable and non-potable water system sales for the year ended December 31, 2019.

The decrease in operating revenues was primarily due to lower percentage rental income from our commercial leasing portfolio. The impact of COVID-19 on tenants’ sales activity resulted in lower percentage rental income recognized in 2020. Continued restrictions on public gatherings, such as stay-at-home orders, and the threat of COVID-19 or other infectious disease has and will likely have an adverse effect on our tenants’ ability to pay rent.  Rent abatements of $0.4 million were granted to tenants during 2020. Additional reserves of $185,000 were also recorded to increase our allowance for doubtful accounts to $220,000 as of December 31, 2020.

The decrease in leasing operating costs and expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower repairs and maintenance costs for our commercial leasing portfolio properties. In addition, expenses related to the repair of non-potable irrigation ditch and transmission systems damaged from Tropical Storm Olivia in October 2018 were reduced by insurance reimbursements of $0.2 million in 2020.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES

	Year Ended December 31,
	2020	2019
	(in thousands)

Operating revenues	$820	$982
Operating costs and expenses	(1,193)	(1,030)
Operating loss	$(373)	$(48)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities.

In March 2020, access to certain facilities and amenities was restricted due to regulations related to COVID-19. The decrease in operating revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to a partial refund of member dues as a result of these restrictions. Contracted fee expense correspondingly decreased in 2020. Member dues may be affected in future periods depending on the impact of COVID-19 on public health measures and regulations.

The increase in operating costs and expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to the closure of the Kapalua Plantation Golf Course for renovations from February to December 2019 and an increase in contracted golf course fees charged to the Company in the first quarter of 2020.

OTHER INCOME

The Company held a 51% ownership interest in Kapalua Bay Holdings, LLC (“KBH”).  In 2009, the investment was written down to zero.  In May 2020, as part of the dissolution of KBH, we received $0.9 million as a return of cash collateral related to an owner controlled insurance program.

Interest Expense

Interest expense was approximately $0.1 million and $0.2 million in 2020 and 2019, respectively. Our average interest rate on borrowings was 4.12% for 2020, compared to 5.77% for 2019, and average borrowings were $0.3 million in 2020 compared to $1.8 million in 2019.

INCOME TAXES

In December 2017, The Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, elimination of Alternative Minimum Tax (“AMT”) and refund of AMT credit carryforward, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The TCJA also establishes new tax laws that will affect future periods, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) limiting deductible interest expense; (3) modifying the tax treatment of like-kind exchanges; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (5) imposing a new provision designed to tax global intangible low-tax income; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) limiting the use of Net Operating Loss (“NOL”) carryforwards created in tax years beginning after December 31, 2017; (8) modifying the limitations on the use of foreign tax credits to reduce our U.S. income tax liability; and (9) further restricting the deductibility of certain executive compensation and fringe benefits.

In accordance with TCJA, $91.3 million of AMT NOL carry forwards were eliminated and $5.0 million of income tax benefit recognized from its unused AMT credit carry forwards in 2018. We subsequently received notices in 2019 and 2020 that refunds have been applied by the U.S. Department of the Treasury toward a “Non-Tax Federal Debt.” We believe these refunds were misapplied in error and intend to pursue collection of the amount; however, the entire $5.0 million income tax benefit from its unused AMT credit carry forwards has been written off against the valuation allowance in 2020 until further clarification on this matter is received.

DISCONTINUED OPERATIONS

In December 2019, we entered into an Asset Purchase Agreement to sell the assets of Kapalua Water Company, Ltd. (“KWC”) and Kapalua Waste Treatment Company, Ltd. (“KWT”) located in the Kapalua Resort for a purchase price of approximately $4.3 million, including a Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The sale is subject to certain closing conditions, including completion of due diligence and approval by the Hawaii Public Utilities Commission (“PUC”). As part of the agreement, the purchaser commits to serve the future expansion areas of Kapalua as they are developed. Furthermore, we agree to deliver water from our wells and ditches to certain delivery points at defined rates over an initial period of 20 years from the date of closing.

Under terms of the agreement, the purchase price will not include approximately $3.6 million of water system infrastructure and other related assets conveyed to us by the owner of a 125-acre portion of the Kapalua Mauka project. Accordingly, upon classification of the KWC and KWT assets as held for sale at December 31, 2019, these assets were written-down to its fair value and included as part of our discontinued operations for the years ended December 31, 2020 and 2019.

IMPACT OF COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. In response to the pandemic, many federal, state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders have resulted in the mandatory closure of “non-essential” businesses, increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time.

In the State of Hawaii, the Governor issued “stay-at-home” orders for its residents and visitors beginning in March 2020, followed by subsequent “safer-at-home” and “act with care” proclamations. In addition, the Governor issued emergency proclamations ordering all transpacific passengers to a mandatory 14-day self-quarantine. Quarantine, travel restrictions and other public health measures to reduce the spread of COVID-19 continue to have an adverse impact on most businesses in the State of Hawaii, including our own. According to visitor statistics from the Hawaii Tourism Authority, passenger volume to Maui County for the years ended December 31, 2020 and 2019 was 611,799 and 2,246,523, respectively, a decrease of 73%. In its fourth quarter report, the State of Hawaii’s Department of Business, Economic Development & Tourism (“DBEDT”) projected Hawaii’s economic growth rate, as measured by the real gross domestic product, declined by 11.2% in 2020.

Beginning in October 2020, travelers to the State of Hawaii may avoid the quarantine rules under a pre-travel testing program if proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test is presented. DBEDT projects visitor arrivals to Hawaii will increase to 6.2 million in 2021, 7.7 million in 2022, and 8.8 million in 2023 resulting in visitor spending increases of 105.6% in 2021, 27.2% in 2022, and 14.1% in 2023.

The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. We continue to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Consolidated Appropriations Act of 2021 (“CAA”), on us, our customers, and our vendors. Appropriate remote work arrangements have been established for our employees in order to maintain our financial reporting systems.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $0.9 million and $0.7 million as of December 31, 2020 and 2019, respectively. We also had $14.8 million and $14.0 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”) as of December 31, 2020 and 2019, respectively.

The Credit Facility matures on December 31, 2021. Interest on borrowings is calculated at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of December 31, 2020, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow provided by our operating activities totaled $2.2 million for the year ended December 31, 2020. Interest payments on our long-term debt totaled $21,000 for the year ended December 31, 2020.

Minimum funding contributions of $0.6 million were made to our defined benefit pension plan in January 2021. We are not required to make any additional contributions in 2021.

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

•

Deferred development costs, principally predevelopment costs and offsite development costs related to various projects in the planning stages by our real estate segment, totaled $8.9 million at December 31, 2020. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, we have concluded that our deferred development costs will be recoverable from our future development projects. Our assumptions and estimates could be subject to significant change because of the long-term nature of our development plans and the uncertainty of when or if certain projects will be developed.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K in 2020, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

The Company has multiple revenue streams including real estate sales, leasing and licensing arrangements, and resort amenities which are recognized upon transfer of goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Significant judgment is exercised by Company management in determining revenue recognition for these customer agreements, and may include the following:

●

Determination of whether agreements entered into by the Company are contracts with a customer that would be assessed under Topic 606, Revenue from Contracts with Customers, or lease contracts that would be assessed under Topic 842, Leases.

●	Determination of whether there is a single or multiple, distinct performance obligation for goods or services to be provided.

●	The pattern of delivery for each performance obligation.

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

●	Determination of stand-alone selling prices for each distinct performance obligation and for goods and services that are not sold separately.

Given the factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer and lease agreements was extensive and involved subjective estimation and complex auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures over revenue recognition and disclosures included the following:

●

We obtained an understanding, evaluated the design and implementation of internal controls that address the risks of material misstatement relating to revenue recognized for various revenue streams, including for unique transactions.

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●

For significant agreements, we obtained and read the agreements, and evaluated Company management’s assumptions used to identify appropriate contracts with customers, identify performance obligations and stand-alone prices for each distinct performance obligation, identify unique contract terms that may impact the timing and amount of revenue recognized, identify the pattern of delivery, and appropriateness of management’s application of accounting policies in accordance with Topics 606 and 842.

Commitments and Contingencies

Description of the Matter

The Company is party to claims that arise in the normal course of business.  Contingent liabilities are recorded in the financial statements when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated.  This determination requires significant judgment by management.

In assessing whether the Company should accrue a liability in its consolidated financial statements as a result of the claims, the Company considered various factors, including the legal and factual circumstances of the claims and advisement from legal counsel.  As discussed in Note 12 to the consolidated financial statements, the Company’s management concluded that it was unable to estimate an amount or range of amounts, of any probable liability, if any, related to the claims.

We identified these potential contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that a loss is not probable and reasonably estimable as of December 31, 2020.

How We Addressed the Matter in Our Audit

Our audit procedures related to the potential contingent liabilities and disclosures included the following:

●

We obtained an understanding, evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the claims and approval of the accounting treatment based on the most recent facts and circumstances.

●

We obtained and evaluated legal confirmations from the Company’s external legal counsel involved in the claims confirming the facts and circumstances of the claims and to understand the basis for the management’s conclusion that any losses from the claims are not probable and reasonably estimable as of December 31, 2020.

●

We evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to the management’s internal analysis of the claims and known facts of the claims based on the information provided by the Company’s external legal counsel.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii

February 26, 2021

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$869	$683
Accounts receivable, net	1,362	1,173
Prepaid expenses and other assets	80	101
Assets held for sale	7,440	7,597
Total Current Assets	9,751	9,554
PROPERTY & EQUIPMENT
Land	5,072	5,073
Land improvements	12,943	13,153
Buildings	23,465	23,439
Machinery and equipment	10,476	10,495
Construction in progress	-	4
Total Property & Equipment	51,956	52,164
Less accumulated depreciation	33,445	32,445
Property, net	18,511	19,719
OTHER ASSETS
Deferred development costs	8,901	8,504
Other noncurrent assets	1,307	1,342
Total Other Assets	10,208	9,846
TOTAL ASSETS	$38,470	$39,119

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$899	$1,356
Payroll and employee benefits	970	928
Long-term debt, current portion	200	-
Accrued retirement benefits, current portion	165	165
Deferred revenue, current portion	260	-
Other current liabilities	453	503
Total Current Liabilities	2,947	2,952
LONG-TERM LIABILITIES
Long-term debt	-	1,035
Accrued retirement benefits	10,926	9,702
Deferred revenue	1,767	-
Deposits	2,680	2,674
Other noncurrent liabilities	83	64
Total Long-Term Liabilities	15,456	13,475
COMMITMENTS & CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized; 19,311,528 and 19,238,081 shares issued and outstanding	81,485	80,606
Additional paid in capital	9,184	9,184
Accumulated deficit	(48,904)	(46,300)
Accumulated other comprehensive loss	(21,698)	(20,798)
Total Stockholders' Equity	20,067	22,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,470	$39,119

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate	$772	$915
Leasing	5,948	8,148
Resort amenities and other	820	982
Total Operating Revenues	7,540	10,045

OPERATING COSTS AND EXPENSES
Real estate	600	1,185
Leasing	2,933	3,228
Resort amenities and other	1,193	1,030
General and administrative	2,445	2,254
Share-based compensation	1,632	1,732
Depreciation	1,289	1,412
Total Operating Costs and Expenses	10,092	10,841

OPERATING LOSS	(2,552)	(796)
Other income	894	-
Pension and other post-retirement expenses	(475)	(1,016)
Interest expense	(134)	(198)
Income tax expense	-	(4,999)
LOSS FROM CONTINUING OPERATIONS	(2,267)	(7,009)
Loss from discontinued operations, net of income taxes of $0	(337)	(3,357)
NET LOSS	(2,604)	(10,366)
Pension, net of income taxes of $0	(900)	1,006
TOTAL COMPREHENSIVE LOSS	$(3,504)	$(9,360)

LOSS PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$(0.12)	$(0.37)
Discontinued Operations	$(0.02)	$(0.17)
Net Loss	$(0.14)	$(0.54)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	19,125	$79,411	$9,246	$(35,934)	$(21,804)	$30,919

Share-based compensation expense			705			705
Issuance of shares for incentive plan	77	951				951
Vested restricted stock issued	66	705	(705)			-
Shares canceled to pay tax liability	(55)	(653)				(653)
Stock options exercised	25	192	(62)			130
Other comprehensive income-pension					1,006	1,006
Net loss				(10,366)		(10,366)
Balance, December 31, 2019	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692

Share-based compensation expense			676			676
Issuance of shares for incentive plan	68	865				865
Vested restricted stock issued	60	676	(676)			-
Shares canceled to pay tax liability	(54)	(662)				(662)
Other comprehensive loss-pension					(900)	(900)
Net loss				(2,604)		(2,604)
Balance, December 31, 2020	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$12,684	$16,834
Cash paid to vendors	(8,773)	(13,523)
Cash paid for payroll and taxes	(1,690)	(1,433)
Cash paid for interest	(21)	(106)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,200	1,772

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(81)	(712)
Payments for other assets	(436)	(278)
NET CASH USED IN INVESTING ACTIVITIES	(517)	(990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,397	1,500
Payments of long-term debt	(2,232)	(1,700)
Debt and common stock issuance costs and other	(662)	(653)
Stock options exercised	-	130
NET CASH USED IN FINANCING ACTIVITIES	(1,497)	(723)

NET INCREASE IN CASH	186	59
CASH AT BEGINNING OF YEAR	683	624
CASH AT END OF YEAR	$869	$683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net loss	$(2,604)	$(10,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,402	1,496
Bad debt provision	199	13
Share-based compensation	676	705
Impairment charges	196	3,643
Disposal of property	-	55
Changes in operating assets and liabilities:
Accounts receivable	(388)	(197)
Retirement liabilities	324	837
Accounts payable	(457)	(668)
Income taxes receivable	-	2,499
Other operating assets and liabilities	2,852	3,755
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,200	$1,772

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $865,000 and $951,000 in 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Maui Land & Pineapple Company, Inc. is a Hawaii corporation consisting of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries. The Company owns approximately 23,000 acres of land on the island of Maui, Hawaii and develops, sells, and manages residential, resort, commercial, agricultural and industrial real estate through the following business segments:

• Real Estate operations consist of land planning and entitlement, development and sales activities. This segment also includes the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort.

• Leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, and management of potable and non-potable water delivery systems in West and Upcountry Maui, including stewardship and conservation efforts.

• Resort Amenities include the management of operations of the Kapalua Club, a private, non-equity club membership program providing special programs, access and other privileges at certain amenities at the Kapalua Resort.

BASIS OF ACCOUNTING AND CONSOLIDATION

The accompanying consolidated financial statements of the Company are presented in conformity with generally accepted accounting principles in the United States (“GAAP”) as codified by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive losses include adjustments to the Company’s defined benefit pension plan obligations.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s consolidated financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. Impairment losses of $0.2 million and $3.6 million were recorded in 2020 and 2019, respectively.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs in 2020 or 2019.

PROPERTY & EQUIPMENT AND DEPRECIATION

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s consolidated financial condition or its future operating results could be materially impacted.

ACCRUED RETIREMENT BENEFITS

The Company’s policy is to fund retirement benefit costs at a level at least equal to the minimum funding requirements under federal law, but not more than the maximum amount deductible for federal income tax purposes.

The under-funded status of the Company’s defined benefit pension plan is recorded as a liability in the consolidated balance sheet and changes in the funded status of the plan is recorded in the year in which the changes occur, through comprehensive income. A pension asset or liability is recognized for the difference between the fair value of plan assets and the projected benefit obligation as of year-end.

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

Other revenues included in discontinued operations are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. As discussed in Note 9 to the consolidated financial statements, revenue from discontinued operations include services provided by the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. previously reflected in a Utilities segment in prior periods.

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

INCOME TAXES

The Company accounts for uncertain tax positions using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (Note 8).

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

USE OF ESTIMATES AND RECLASSIFICATIONS

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future actual amounts could differ from these estimates. Certain amounts in the December 31, 2019 consolidated financial statements were reclassified to conform to the December 31, 2020 presentation. Such amounts had no impact on the net loss or comprehensive loss previously reported.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020 and December 31, 2019, the Company had deposits in excess of the FDIC limit. No losses have been accrued to date.

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

LEGAL CONTINGENCIES

The Company is party to claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Company’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Company’s defenses and consultation with external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 12 to the consolidated financial statements for further information regarding the Company’s legal proceedings.

NEW ACCOUNTING STANDARDS ADOPTED

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

In August 2018, the FASB issued ASU 2018-14 which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project which was aimed to improve the effectiveness of disclosures in notes to financial statements. This ASU was effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. These disclosure requirements are reflected in Note 6 to the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04 as an update to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform (ASC Topic 848) on financial reporting. The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective through December 31, 2022. Management is evaluating its impact on the Company’s consolidated financial statements and related disclosures, if elected.

LOSS PER COMMON SHARE

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

	Year Ended December 31,
	2020	2019

Basic and diluted	19,282,157	19,201,663
Potentially dilutive	-	7,678

On March 6, 2019, the Company’s Chairman & Chief Executive Officer exercised a non-qualified stock option to acquire 25,000 shares of the Company’s stock at an exercise price of $5.20 per share. The stock option was granted on March 9, 2009 and vested 20% annually beginning March 9, 2010 through March 9, 2014. The stock option had an expiration date of March 9, 2019.

2.	ASSETS HELD FOR SALE

At December 31, 2020 and 2019 assets held for sale consisted of the following:

	2020	2019
	(in thousands)
Kapalua Resort, 46- acre Kapalua Central Resort project	$2,978	$2,938
Kapalua Resort, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets	4,306	4,503
Upcountry Maui, 630-acre parcel of agricultural land	156	156
	$7,440	$7,597

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period. Due to the State of Hawaii’s COVID-19 restrictions, including those for transpacific travelers, the due diligence period was extended to July 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

In December 2019, the Company entered into an agreement to sell the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets for a purchase price of approximately $4.3 million, including a Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, and approval by the Hawaii Public Utilities Commission (PUC).

3.	PROPERTY & EQUIPMENT

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (Credit Facility). The Credit Facility matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50%, or 3.65% and 5.19% at December 31, 2020 and December 31, 2019, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The Company believes that it is in compliance with the covenants under the Credit Facility as of December 31, 2020.

In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law establishing the Paycheck Protection Program (PPP) administered by the United States Small Business Administration (SBA). The PPP authorized up to $349 billion in forgivable loans to small businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs. Loans have a maturity of 2 years and an interest rate of 1.0%.  Prepayments may be made without penalty. The Company received loan funding of $0.2 million. In April 2020, the United States Department of the Treasury and the SBA issued revised guidance related to the PPP. As a result, the Company returned the entire amount of the loan to comply with the subsequent guidance.

5.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. In addition, the Company provides delivery services of potable and non-potable water to West and Upcountry Maui areas. These operating leases generally provide for minimum rents. Leases may also include licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. The impact of COVID-19 on tenants’ sales activity resulted in lower percentage rental income. Rent abatements of $0.4 million were also granted to tenants during 2020. Total leasing income for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)

Minimum rentals	$2,719	$2,863
Percentage rentals	427	1,779
Licensing fees	456	912
Other (primarily common area recoveries)	1,236	1,353
Water system sales	1,110	1,241
	$5,948	$8,148

Leased property, net of accumulated depreciation, was $12.7 million and $14.1 million at December 31, 2020 and 2019, respectively.

Future minimum rental income during the next five years and thereafter is as follows:

(in thousands)
2021	$2,849
2022	$2,215
2023	$1,334
2024	$788
2025	$769
Thereafter	$8,847

6.	ACCRUED RETIREMENT BENEFITS

Accrued Retirement Benefits at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)

Defined benefit pension plans	$8,790	$7,658
Non-qualified retirement plans	2,301	2,209
Total	11,091	9,867
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$10,926	$9,702

The Company had two defined benefit pension plans which covered substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company merged the two defined benefit pension plans to streamline the administration of the frozen plan in 2018. The Company also has unfunded non-qualified retirement plans covering nine of its former employees. The non-qualified retirement plans were frozen in 2009 and future vesting of additional benefits was discontinued.

The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The changes in benefit obligations and plan assets for 2020 and 2019, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2020 and 2019 were as follows:

	2020			2019
	(in thousands)

Change in benefit obligations:
Benefit obligations at beginning of year		$54,128				$51,306
Interest cost		1,633				2,096
Actuarial loss		3,588				4,706
Benefits paid	(4,694)					(3,980)

Benefit obligations at end of year		54,655				54,128

Change in plan assets:
Fair value of plan assets at beginning of year		44,284				41,290
Actual return on plan assets		3,869				6,814
Employer contributions		128				160
Benefits paid	(4,694)					(3,980)

Fair value of plan assets at end of year		43,587				44,284

Funded status	$(11,068)					$(9,844)
Accumulated benefit obligations		$54,655				$54,128

Weighted average assumptions to determine benefit obligations:
Discount rate	2.28	-	2.35%	3.10	-	3.14%
Expected long-term return on plan assets		4.50%			4.75%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $21.7 and $20.8 million at December 31, 2020 and 2019, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense. In 2021, $0.9 million of net actuarial loss is expected to be recognized as a component of net pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2020	2019
	(in thousands)

Pension and other benefits:
Interest cost	$1,633	$2,096
Expected return on plan assets	(2,020)	(1,965)
Recognized net actuarial loss	839	865
Pension expense	$452	$996

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss (gain)	$1,739	$(141)
Amortization of recognized gain	(839)	(865)
Total recognized loss (gain) in comprehensive loss	$900	$(1,006)

Weighted average assumptions used to determine net periodic benefit cost:	2020			2019

Discount rate	3.10	-	3.14%	4.28%
Expected long-term return on plan assets		4.75%		5.00%
Rate of compensation increase		n/a		n/a

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

At December 31, 2020, the plan held shares of various Aon Collective Investment Trust (“ACIT”) funds offered through an offering statement. The fair values of the Company’s pension plan assets by category were as follows:

	2020 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$9,406	1,152	$10,558
ACIT fixed income funds	-	29,958	2,108	32,066
Cash management funds	-	963	-	963

	$-	$40,327	3,260	$43,587

At December 31, 2019, the plan held units of various Aon Hewitt Group Trust (“AHGT”) funds offered through a private placement. The fair values of the Company’s pension plan assets by category were as follows:

	2019 Fair Value Measurements(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
AHGT equity funds	$-	$12,714	$12,714
AHGT fixed income funds	-	30,548	30,548
Cash management funds	-	1,022	1,022

	$-	$44,284	$44,284

Net asset values (“NAV”) of ACIT and AGHT funds included in Level 1 and Level 2 are readily determinable, measured daily and based on the fair value of each fund’s underlying investments. Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Other investments determine NAV on a monthly or quarterly basis and/or have redemption restrictions. NAVs are based on the fair value of each fund’s underlying investments. For these investments, NAV is used as a practical expedient to estimate fair value and are not categorized in the fair value hierarchy. Redemptions may be requested at the fund’s NAV under the notification requirements of each fund.

An administrative committee consisting of certain senior management employees administers the Company’s defined benefit pension plan. The pension plan assets are allocated among approved asset types based on the plans current funded status and other characteristics set by the administrative committee, and subject to liquidity requirements of the plans.

Estimated future benefit payments are as follows (in thousands):

	2021		$3,992
	2022		$3,878
	2023		$3,767
	2024		$3,660
	2025		$3,556
2026	-	2030	$16,065

The Company made a minimum required contribution of $0.6 million to its pension plan in January 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing the deferral of required contributions that would otherwise be due in 2020.

7.	SHARE-BASED COMPENSATION

The Company’s directors and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (Equity Plan). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Share-based compensation is determined and awarded annually to certain of the Company’s officers and management based on their achievement of certain predefined performance goals and objectives under the Equity Plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years.

Share-based compensation totaled $1.6 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. Included in these amounts were approximately $0.7 million of restricted shares of common stock which vested in both 2020 and 2019.

8.	INCOME TAXES

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In December 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. In accordance with the TCJA, the Company eliminated $91.3 million of AMT NOL carry forwards in 2018 and recognized $5.0 million of income tax benefit from its unused AMT credit carry forwards. The Company received subsequent notices that refunds were applied by the U.S. Department of the Treasury toward a “Non-Tax Federal Debt.” The Company believes the refunds were misapplied in error and intends to pursue collection of the amount; however, the entire $5.0 million income tax benefit from its unused AMT credit carry forwards has been written off against the valuation allowance in 2020 until further clarification on this matter is received.

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)

Federal income tax benefit at statutory rate	$(547)	$(1,127)
Adjusted for:
Valuation allowance	475	6,111
Permanent differences and other	72	15
Income tax expense	$-	$4,999

Deferred tax assets were comprised of the following temporary differences as of December 31, 2020 and 2019:

	2020	2019
	(in thousands)

Net operating loss and tax credit carryforwards	$24,956	$29,545
Joint venture and other investments	(27)	(27)
Accrued retirement benefits	3,329	3,010
Property net book value	3,357	3,300
Deferred revenue	715	697
Reserves and other	29	(10)
Total deferred tax assets	32,359	36,515
Valuation allowance	(32,359)	(36,515)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA. The Company had approximately $71.7 million in federal NOL carry forwards at December 31, 2020, that expire from 2029 through 2034. The Company had approximately $85.7 million in state NOL carry forwards at December 31, 2020, that expire from 2029 through 2034. The Company had approximately $5.2 million in federal and state NOL carry forwards at December 31, 2020 that do not expire.

9.	DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort for a purchase price of approximately $4.3 million, including a Capital Expenditures Adjustment, as defined in the agreement, to be determined at closing. The sale is subject to certain closing conditions, including PUC approval. As part of the agreement, the purchaser commits to serve the future expansion areas of Kapalua as they are developed. Furthermore, the Company agrees to deliver water from its wells and ditches to certain delivery points at defined rates over an initial period of 20 years from the date of closing.

Under terms of the agreement, the purchase price will not include approximately $3.6 million of water system infrastructure and other related assets conveyed to the Company by the owner of a 125-acre portion of the Kapalua Mauka project. Accordingly, upon classification of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd assets as held for sale, these assets were written down to fair value and included as part of the Company’s discontinued operations for the year ended December 31, 2019. The fair value of the assets is measured using Level 3 inputs.

The results related to the operation of these assets have been reported as discontinued operations in 2020 and 2019 as follows:

	2020	2019
	(in thousands)

Operating revenues	$2,646	$3,125
Operating costs and expenses	(2,787)	(2,585)
Depreciation expense	-	(283)
Impairment loss	(196)	(3,614)
Loss from discontinued operations	$(337)	$(3,357)

There were no capital expenditures in discontinued operations during 2020. Capital expenditures were $0.6 million in 2019.

10.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments in 2020 are as follows:

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

The results of discontinued operations discussed in Note 9 were included in a Utilities segment in prior periods. The Utilities segment previously included the operations of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd., water and sewage transmission services for the Kapalua Resort, and the management of ditch, reservoir, and well systems in the West and Upcountry Maui areas.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2020 and 2019 were as follows:

	Real		Resort
	Estate	Leasing	Amenities	Other (2)	Consolidated
2020
Operating revenues (1)	$772	$5,948	$820	$-	$7,540
Operating costs and expenses	(600)	(2,933)	(1,193)	-	(4,726)
Depreciation expense	-	(1,278)	-	(11)	(1,289)
General and administrative and other expenses	(1,075)	(1,131)	(492)	(1,379)	(4,077)
Operating income (loss)	(903)	606	(865)	(1,390)	(2,552)
Pension and other post-retirement expenses					(475)
Interest expense					(134)
Other Income					894
Loss from continuing operations					$(2,267)

Capital expenditures (3)	$436	$81	$-	$-	$517
Assets (4)	$14,851	$16,109	$830	$6,680	$38,470

	Real		Resort
	Estate	Leasing	Amenities	Other (2)	Consolidated
2019
Operating revenues (1)	$915	$8,148	$982	$-	$10,045
Operating costs and expenses	(1,185)	(3,228)	(1,030)	-	(5,443)
Depreciation expense	-	(1,352)	-	(60)	(1,412)
General and administrative and other expenses	(1,069)	(1,102)	(479)	(1,336)	(3,986)
Operating income (loss)	(1,339)	2,466	(527)	(1,396)	(796)
Pension and other post-retirement expenses					(1,016)
Interest expense					(198)
Income tax expense					(4,999)
Loss from continuing operations					$(7,009)

Capital expenditures (3)	$278	$86	$-	$626	$990
Assets (4)	$13,789	$17,432	$1,039	$6,859	$39,119

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes assets related to discontinued operations of $4.7 million and $5.2 million at December 31, 2020 and 2019, respectively.
(3)	Includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

11.	RESERVES

Allowance for doubtful accounts for 2020 and 2019 were as follows:

Description	Balance at Beginning of Year	Increase	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2020	$35	$185	$220
2019	$34	$1	$35

12.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields was completed as of December 31, 2020. Additionally, the installation of a surface aerator, sludge removal system, and natural pond cover using water plants is currently in progress. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2020 and 2019 was $0.2 million and $1.0 million, respectively, which approximated fair value. The fair value of debt was measured using the Level 2 inputs, noted above. See Note 6 for the classification of the fair value of pension assets. See Note 9 for the classification of the fair value of assets held for sale from discontinued operations.

14.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.8 million, $0.7 million, and $0.6 million at December 31, 2020, 2019, and 2018, respectively. Contract assets and liabilities were not considered significant to the Company at December 31, 2019 and 2018.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue from the license agreement is recognized on a straight-line basis over its estimated economic useful life of 15 years.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2020, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2020, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Certain Relationship and Related Transactions,” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2020, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2020, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this annual report:

(a)3.     Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3	Loan Agreement, by and among the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.4	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.5	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.6	Asset Purchase Agreement, by and between the Company and Hawaii Water Service, Inc., dated December 20, 2019	10-K	001-06510	10.30	3/03/2020
10.7	Description of Capital Stock	10-K	001-06510	10.40	3/03/2020
10.8	CFO's Offer of Employment	10-Q	001-06510	10.1	8/12/2020
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated February 26, 2021					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Link Document					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Warren H. Haruki and Michael S. Hotta, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Warren H. Haruki	Date: February 26, 2021
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date: February 26, 2021
Stephen M. Case, Director

By	/s/ David A. Heenan	Date: February 26, 2021
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date: February 26, 2021
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date: February 26, 2021
Arthur C. Tokin, Director

By	/s/ Michael S. Hotta	Date: February 26, 2021
Michael S. Hotta, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott Kodama	Date: February 26, 2021
Scott Kodama, Controller
(Principal Accounting Officer)