Form 10-Q
period 2021-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2021-05-03
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2021
Common Stock, no par value	19,432,398 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands except share data)

CURRENT ASSETS
Cash	$458	$869
Accounts receivable, net	1,493	1,362
Prepaid expenses and other assets	138	80
Assets held for sale	7,336	7,440
Total current assets	9,425	9,751

PROPERTY	51,988	51,956
Accumulated depreciation	(33,745)	(33,445)
Property, net	18,243	18,511

OTHER ASSETS
Deferred development costs	8,943	8,901
Other noncurrent assets	1,287	1,307
Total other assets	10,230	10,208

TOTAL ASSETS	$37,898	$38,470

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$985	$899
Payroll and employee benefits	451	970
Long-term debt, current portion	800	200
Accrued retirement benefits, currernt portion	165	165
Deferred revenue, current portion	472	260
Other current liabilities	508	453
Total current liabilities	3,381	2,947

LONG-TERM LIABILITIES
Accrued retirement benefits	10,232	10,926
Deferred revenue	1,733	1,767
Deposits	2,636	2,680
Other noncurrent liabilities	75	83
Total long-term liabilities	14,676	15,456

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,351,489 and 19,311,528 shares issued and outstanding	81,972	81,485
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(49,838)	(48,904)
Accumulated other comprehensive loss	(21,477)	(21,698)
Total stockholders' equity	19,841	20,067
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$37,898	$38,470

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$-	$69
Leasing	1,801	1,736
Resort amenities and other	258	230
Total operating revenues	2,059	2,035

OPERATING COSTS AND EXPENSES
Real estate	97	175
Leasing	840	776
Resort amenities and other	412	570
General and administrative	719	760
Share-based compensation	349	425
Depreciation	300	323
Total operating costs and expenses	2,717	3,029

OPERATING LOSS	(658)	(994)
Other income	13	-
Pension and other post-retirement expenses	(116)	(117)
Interest expense	(33)	(46)
LOSS FROM CONTINUING OPERATIONS	$(794)	$(1,157)
Income (Loss) from discontinued operations, net	(140)	83
NET LOSS	$(934)	$(1,074)
Pension, net	221	206
TOTAL COMPREHENSIVE LOSS	$(713)	$(868)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.04)	$(0.06)
Income (Loss) from Discontinued Operations	$(0.01)	$-
Net Loss	$(0.05)	$(0.06)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	163			911
Vested restricted stock issued	14	163	(163)			-
Shares canceled to pay tax liability	(34)	(424)				(424)
Other comprehensive income - pension					221	221
Net loss				(934)		(934)
Balance, March 31, 2021	19,352	$81,972	$9,184	$(49,838)	$(21,477)	$19,841

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	186			1,051
Vested restricted stock issued	17	186	(186)			-
Shares canceled to pay tax liability	(42)	(522)				(522)
Other comprehensive income - pension					206	206
Net loss				(1,074)		(1,074)
Balance, March 31, 2020	19,281	$81,135	$9,184	$(47,374)	$(20,592)	$22,353

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(513)	$1,453

CASH USED IN INVESTING ACTIVITIES
Payments for property and deferred development costs	(74)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	600	700
Payments on long-term debt	-	(1,500)
Debt and common stock issuance costs and other	(424)	(522)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	176	(1,322)

NET (DECREASE) INCREASE IN CASH	(411)	83
CASH AT BEGINNING OF PERIOD	869	683
CASH AT END OF PERIOD	$458	$766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$5	$14

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $748,000 and $865,000 for the three months ended March 31, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, collectively, the “Company”) in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and pursuant to the instructions to Form 10-Q and Article  8 promulgated by Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2021 and 2020. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in interim statements are not necessarily indicative of results for a full year.

3.	SHARES – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2021 and 2020 were 19,327,739 and 19,254,783, respectively.

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

4.	PROPERTY

Property at March 31, 2021 and December 31, 2020 consisted of the following:

	2021	2020
	(unaudited)	(audited)
	(in thousands)
Land	$5,072	$5,072
Land improvements	12,943	12,943
Buildings	23,465	23,465
Machinery and equipment	10,485	10,476
Construction in progress	23	-
Total property	51,988	51,956
Less accumulated depreciation	33,745	33,445
Property, net	$18,243	$18,511

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

5.	ASSETS HELD FOR SALE

Assets held for sale at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,978	$2,978
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	4,202	4,306
Upcountry Maui, 630-acre parcel of agricultural land	156	156
	$7,336	$7,440

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including a due diligence period ending on July 15, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

The Company entered into an Asset Purchase Agreement in December 2019 to sell the PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. In March 2021, the sale was approved by the State of Hawaii PUC subject to certain closing conditions of its Decision and Order. The sale, with net proceeds of $4.2 million, was completed on May 1, 2021.  The results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets are reflected in Note 13.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

6.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50%, or 3.62% and 3.65%, at March 31, 2021 and December 31, 2020, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company was in compliance with the covenants under the Credit Facility as of March 31, 2021.

7.	SHARE-BASED COMPENSATION

The Company’s directors, officers and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (“Equity Plan”). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

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

Share-based compensation totaled $349,000 and $425,000 for the three months ended March 31, 2021 and 2020, respectively. Included in these amounts were $163,000 and $186,000 of restricted shares of common stock which vested during the first three months of 2021 and 2020, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$8,112	$8,790
Non-qualified retirement plans	2,285	2,301
Total	10,397	11,091
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$10,232	$10,926

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

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2021	2020
	(in thousands)
Interest cost	$309	$408
Expected return on plan assets	(414)	(497)
Amortization of net actuarial loss	221	206
Pension and other postretirement expenses	$116	$117

9.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $876,000, $806,000, and $673,000 at March 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,000 for the three months ended March 31, 2021.

10.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of March 31, 2021 and December 31, 2020, respectively.

11.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments are as follows:

•

Real Estate includes the planning, entitlement, development and sale of real estate inventory. The segment also included the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort, through June 30, 2020.

•

Leasing includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including conservation activities. The operating segment also includes the management of ditch, reservoir and well systems that provide non-potable irrigation water to West and Upcountry Maui areas.

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Reportable operating segment revenues and income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months
	Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)
Operating Segment Revenues
Real estate	$-	$69
Leasing	1,801	1,736
Resort amenities and other	258	230
Total Operating Segment Revenues	$2,059	$2,035
Operating Segment Income (Loss)
Real estate	$(97)	$(106)
Leasing	961	960
Resort amenities and other	(154)	(340)
Total Operating Segment Income	$710	$514

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months
	Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)

Minimum rentals	$757	$697
Percentage rentals	117	266
Licensing fees	125	234
Other (primarily common area recoveries)	214	191
Total	$1,801	$1,736

13.	DISCONTINUED OPERATIONS

The results of discontinued operations related to the sale of the Kapalua Water Company and Kapalua Waste Treatment Company assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2021	2020
	(in thousands)
Operating revenues	$598	$740
Operating costs and expenses	(698)	(657)
Impairment loss	(40)	-
Income (loss) from discontinued operations	$(140)	$83

14.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields was completed in December 2020. The installation of a surface aerator, sludge removal system, and natural pond cover, using water plants, were also completed during the three months ended March 31, 2021. The DOH is currently reviewing the test results of these corrective action plan items.  With these actions, the test results have been in compliance with applicable standards. No hearing date has been set since discussions with the DOH are ongoing.

The Company is presently unable to estimate the amount, or range of amounts, of any probable liability, if any, related to the Order and no provision has been made in the accompanying unaudited condensed consolidated interim financial statements.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations after consultation with legal counsel.

Quarantine, travel restrictions and other public health measures to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism. Notwithstanding the administration of vaccines to residents and visitors to Maui, the duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. The Company’s future business operations, including the results of operations, cash flows and financial position will be significantly affected should the existence of the COVID-19 pandemic continue for an extended period.

15.	FAIR VALUE MEASUREMENTS

GAAP establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements to enable the reader of the unaudited condensed consolidated interim financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. GAAP requires that financial assets and liabilities be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company considers all cash on hand to be unrestricted cash for the purposes of the interim unaudited condensed consolidated balance sheets and interim unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt, which approximated fair value, was $800,000 and $200,000 (audited) at March 31, 2021 and December 31, 2020, respectively. The fair value of debt was measured using the level 2 inputs, noted above.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This ASU was effective beginning in the first quarter of 2021 with early adoption permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. The ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

• Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names. This operating segment also includes the management of ditch, reservoir, and well systems that provide potable and non-potable water in West and Upcountry Maui and the stewardship of conservation areas.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

CONSOLIDATED

	Three Months Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)

Operating revenues	$2,059	$2,035
Operating costs and expenses	(1,349)	(1,521)
General and administrative	(719)	(760)
Share-based compensation	(349)	(425)
Depreciation	(300)	(323)
Operating loss	(658)	(994)
Other income	13	-
Pension and other postretirement expenses	(116)	(117)
Interest expense	(33)	(46)
Loss from Continuing Operations	(794)	(1,157)
Income (Loss) from Discontinued Operations	(140)	83
Net loss	$(934)	$(1,074)

Loss from Continuing Operations per Common Share	$(0.04)	$(0.06)
Income (loss) from Discontinuing Operations per Common Share	$(0.01)	$-
Net loss per Common Share	$(0.05)	$(0.06)

REAL ESTATE

	Three Months Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)

Operating revenues	$-	$69
Operating costs and expenses	(97)	(175)
Operating loss	$(97)	$(106)

There were no sales of real estate for the three months ended March 31, 2021 and March 31, 2020, respectively.

During the three months ended March 31, 2020, our wholly-owned subsidiary, Kapalua Realty Company, Ltd., earned sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. No sales commissions were earned during the three months ended March 31, 2021.

There were no significant real estate development expenditures in the first three months of 2021 and 2020, respectively.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated with COVID-19 may, among other things, reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations in future periods.

LEASING

	Three Months Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)

Operating revenues	$1,801	$1,736
Operating costs and expenses	(840)	(776)
Operating income	$961	$960

Travel restrictions, social distancing regulations, and the threat of COVID-19 and its variants continue to adversely affect our tenants’ sales activity and ability to pay rent. Percentage rental income recognized from our leasing portfolio was $117,000 and $266,000 for the three months ended March 31, 2021 and 2020, respectively. Additional reserves of $60,000 were recorded to increase our allowance for doubtful accounts to $280,000 as of March 31, 2021. The decrease in rental income was offset by grant income for conservation programs. Grant income was $317,000 and $99,000 for the three months ended March 31, 2021 and 2020, respectively.

Our leasing operations face competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31,
	(unaudited)
	2021	2020
	(in thousands)

Operating revenues	$258	$230
Operating costs and expenses	(412)	(570)
Operating loss	$(154)	$(340)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club, golf courses, and other resort amenities.

The increase in operating revenues for the three months ended March 31,2021, compared to the three months ended March 31, 2020, was due to a partial refund of member dues in 2020. In March 2020, access to certain facilities and amenities was restricted due to regulations related to COVID-19.

The decrease in operating costs and expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to lower golf course fees charged to the Company in 2021.

IMPACT OF COVID-19

During the year ended December 31, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. In response, many federal, state, local, and foreign governments put in place travel restrictions, “shelter-in-place” orders, and similar government orders and restrictions, in an attempt to control the spread and mitigate the impact of the disease. Such restrictions or orders resulted in the mandatory closure of “non-essential” businesses, increased unemployment rates, “social distancing” restrictions, reduced tourist activity, work-from-home policies, and other changes that have led to significant disruptions to businesses and global financial markets. The overall impact of the pandemic on our business and future results of operations is highly uncertain and subject to change, and we are not able to accurately predict the magnitude or scope of such impacts at this time.

Quarantine, travel restrictions and other public health measures to reduce the spread of COVID-19 continue to have an adverse effect on most businesses in the State of Hawaii, including our own. According to visitor statistics from the Hawaii Tourism Authority, the average daily census of visitors to Maui for the three months ended March 31, 2021 and 2020 were 29,060 and 69,281, respectively, a decrease of 58%. Although the Centers for Disease Control and Prevention released updated guidance on April 2, 2021, Hawaii’s mandatory 10-day quarantine remains in place as of the date of this filing. Currently, travelers are allowed to avoid the State of Hawaii’s quarantine rules under its Safe Travels program if proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test performed by a trusted testing partner is presented.

The duration of the continued disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. We continue to monitor the economic impact of the COVID-19 pandemic, as well as mitigating stimulus programs from recent legislation, such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), Consolidated Appropriations Act of 2021 (“CAA”), and America Rescue Plan Act (“ARPA”), on us, our customers, and our vendors. Remote work arrangements continue to be established for our employees to the extent possible in order to maintain financial reporting systems.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $458,000 and $869,000 (audited) at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $14.2 million remained available under our $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”).

The $15.0 million revolving line of credit facility matures on December 31, 2021. Interest on borrowings is at LIBOR plus 3.50% (3.62% at March 31, 2021). We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of March 31, 2021, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow used in our operating activities totaled $513,000 for the three months ended March 31, 2021. During the year ended December 31, 2020, net cash flow provided by our operating activities totaled $1.5 million, primarily due to the receipt of a single royalty payment of $2 million from a license agreement of our trademarks.

Interest payments on our Credit Facility totaled $5,000 and $14,000 for the three months ended March 31, 2021 and 2020, respectively. The outstanding balance of our Credit Facility increased by $600,000 during the three months ended March 31, 2020.

We made a minimum funding contribution of $553,000 to our defined benefit pension plan during the three months ended March 31, 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing us to defer the required contributions that would have been otherwise due in 2020 until January 4, 2021. No further contributions are required to be made to the plan in 2021.

The sale of PUC-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort was completed on May 1, 2021, with net proceeds of $4.2 million.

Future Cash Inflows and Outflows

Our business initiatives for the next year include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects, and addressing the impact of COVID-19 on our business segments. Our income from leasing activities and Kapalua Club membership dues continued to be impacted for the three months ended March 31, 2021, and may continue to be impacted in the future for an uncertain period of time. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our most recently filed Form 10-K. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other reports filed by us with the U.S. Securities and Exchange Commission contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly report on Form 10-Q that are not statements of historical facts, which can generally be identified by words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the impacts of the COVID-19 pandemic, including its impacts on us, our operations, or our future financial or operational results;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	risks related to reference rate reform

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changes in interest rates related to our borrowing and investing activities used to maintain liquidity and to fund business operations. We have no material exposure to foreign currency risks.

We are subject to potential changes in consumer behavior and regulatory risks through travel and social distancing restrictions due to our location as a vacation destination. Potential deferrals and abatements of tenant lease rents may impact our base and percentage rental income.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2021.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Although we are subject to legal proceedings and other disputes from time to time in the ordinary course of business, including employment, environmental, and real property claims, we believe the outcome of all pending legal proceedings and other disputes in the aggregate will not have a material adverse effect on our business, results of operations, financial condition, or liquidity. However, regardless of the outcome, resolving legal proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2021, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

May 3, 2021	/s/ Michael S. Hotta
Date	Michael S. Hotta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (1)

(1)         Filed herewith.

(2)         Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.