Form 10-Q
period 2021-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2021-08-12
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2021
Common Stock, no par value	19,445,666 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2021 (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (SEC) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly report on Form 10-Q that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the impacts of the COVID-19 pandemic and its variants, including its impacts on us, our operations, the geographic region in which we operate, and our future financial or operational results;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	risks related to reference reform;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
CURRENT ASSETS
Cash	$6,005	$869
Accounts receivable, net	1,336	1,362
Prepaid expenses and other assets	167	80
Assets held for sale	3,134	7,440
Total current assets	10,642	9,751

PROPERTY	51,414	51,956
Accumulated depreciation	(33,789)	(33,445)
Property, net	17,625	18,511

OTHER ASSETS
Deferred development costs	8,964	8,901
Other noncurrent assets	1,222	1,307
Total other assets	10,186	10,208
TOTAL ASSETS	$38,453	$38,470

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$441	$899
Payroll and employee benefits	699	970
Long-term debt, current portion	-	200
Accrued retirement benefits, currernt portion	165	165
Deferred revenue, current portion	447	260
Other current liabilities	407	453
Total current liabilities	2,159	2,947

LONG-TERM LIABILITIES
Accrued retirement benefits	10,091	10,926
Deferred revenue	1,700	1,767
Deposits	2,355	2,680
Other noncurrent liabilities	75	83
Total long-term liabilities	14,221	15,456

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,361,856 and 19,311,528 shares issued and outstanding	82,104	81,485
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(47,959)	(48,904)
Accumulated other comprehensive loss	(21,256)	(21,698)
Total stockholders' equity	22,073	20,067
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,453	$38,470

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2021	2020
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$2,700	$90
Leasing	1,962	1,436
Resort amenities and other	288	184
Total operating revenues	4,950	1,710

OPERATING COSTS AND EXPENSES
Real estate	454	192
Leasing	876	827
Resort amenities and other	278	169
General and administrative	574	559
Share-based compensation	370	402
Depreciation	302	323
Total operating costs and expenses	2,854	2,472

OPERATING INCOME (LOSS)	2,096	(762)

Other income	-	894
Pension and other post-retirement expenses	(116)	(117)
Interest expense	(32)	(30)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,948	(15)
Loss from discontinued operations, net	(69)	(142)
NET INCOME (LOSS)	$1,879	$(157)
Other compreshensive income - pension, net	221	206
TOTAL COMPREHENSIVE INCOME	$2,100	$49

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Income (Loss) from Continuing Operations	$0.10	$-
Loss from Discontinued Operations	$-	$(0.01)
Net Income (Loss)	$0.10	$(0.01)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$2,700	$158
Leasing	3,763	3,172
Resort amenities and other	546	414
Total operating revenues	7,009	3,744

OPERATING COSTS AND EXPENSES
Real estate	552	367
Leasing	1,716	1,603
Resort amenities and other	691	740
General and administrative	1,291	1,318
Share-based compensation	719	827
Depreciation	602	645
Total operating costs and expenses	5,571	5,500

OPERATING INCOME (LOSS)	1,438	(1,756)

Other income	13	894
Pension and other post-retirement expenses	(232)	(234)
Interest expense	(65)	(76)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,154	(1,172)
Loss from discontinued operations, net	(209)	(59)
NET INCOME (LOSS)	$945	$(1,231)
Other compreshensive income - pension, net	442	412
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,387	$(819)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Income (Loss) from Continuing Operations	$0.06	$(0.06)
Loss from Discontinued Operations	$(0.01)	$-
Net Income (Loss)	$0.05	$(0.06)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended and Six Months Ended June 30, 2021 and 2020

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	163			911
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(34)	(424)				(424)
Other comprehensive income - pension					221	221
Net loss				(934)		(934)
Balance, March 31, 2021	19,352	81,972	9,184	(49,838)	(21,477)	19,841

Share-based compensation			184			184
Vested restricted stock issued	15	184	(184)			-
Shares cancelled to pay tax liability	(5)	(52)				(52)
Other comprehensive income - pension					221	221
Net income				1,879		1,879
Balance, June 30, 2021	19,362	$82,104	$9,184	$(47,959)	$(21,256)	$22,073

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	186			1,051
Vested restricted stock issued	17	186	(186)			-
Shares cancelled to pay tax liability	(42)	(522)				(522)
Other comprehensive income - pension					206	206
Net loss				(1,074)		(1,074)
Balance, March 31, 2020	19,281	81,135	9,184	(47,374)	(20,592)	22,353

Share-based compensation			163			163
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(4)	(47)				(47)
Other comprehensive income - pension					206	206
Net loss				(157)		(157)
Balance, June 30, 2020	19,291	$81,251	$9,184	$(47,531)	$(20,386)	$22,518

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,691	$435

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term assets	4,203	-
Proceeds from investment	13	894
Payments for property and deferred development costs	(94)	(68)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,122	826

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	600	947
Payments on long-term debt	(800)	(1,982)
Debt and common stock issuance costs and other	(477)	(569)
NET CASH USED IN FINANCING ACTIVITIES	(677)	(1,604)

NET INCREASE (DECREASE) IN CASH	5,136	(343)
CASH AT BEGINNING OF PERIOD	869	683
CASH AT END OF PERIOD	$6,005	$340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$8	$19

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $748,000 and $865,000 for the six months ended June 30, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended and Six Months Ended June 30, 2021 and 2020

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended June 30, 2021 and 2020. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in condensed consolidated interim statements are not necessarily indicative of results for a full year. Certain amounts in the June 30, 2020 condensed consolidated statements of operations and comprehensive income (loss) were reclassified to conform to the current period’s presentation. Such amounts had no impact on net loss and comprehensive income (loss) previously reported.

3.	EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020

Basic and diluted	19,351,489	19,281,035	19,339,680	19,267,909

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

4.	PROPERTY

Property as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
Land	$5,072	$5,072
Land improvements	12,943	12,943
Buildings	22,892	23,465
Machinery and equipment	10,485	10,476
Construction-in-progress	22	-
Total property	51,414	51,956
Less accumulated depreciation	33,789	33,445
Property, net	$17,625	$18,511

Land

Most of the Company’s 22,800 acres of land were acquired between 1911 and 1932 and are carried in its consolidated balance sheets at cost. Approximately 20,700 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 2,100 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

5.	ASSETS HELD FOR SALE

Assets held for sale as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,978	$2,978
Upcountry Maui, 630-acre parcel of agricultural land	156	156
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	-	4,306
	$3,134	$7,440

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions, including an extended due diligence period ending on August 31, 2021. The closing date of the sale is expected to be 30 days after the last day of the due diligence period.

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission (“PUC”)-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. In March 2021, the sale was approved by the State of Hawaii PUC subject to certain closing conditions of its Decision and Order. The Company received net proceeds of $4.2 million from the sale in May 2021. The results of discontinued operations related to the sale of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets are reflected in Note 13.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

6.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility matures on December 31, 2021. Interest accrued on borrowings is based on LIBOR plus 3.50%. As of June 30, 2021 and December 31, 2020, the Credit Facility’s interest rates were 3.59% and 3.65%, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it was in compliance with the covenants under the Credit Facility as of June 30, 2021.

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

Share-based compensation totaled $719,000 and $827,000 for the six months ended June 30, 2021 and 2020, respectively. Included in these amounts were $347,000 and $349,000 of restricted shares of common stock which vested during the first six months of 2021 and 2020, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$7,987	$8,790
Non-qualified retirement plans	2,269	2,301
Total	10,256	11,091
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$10,091	$10,926

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

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)
Interest cost	$309	$408	$618	$816
Expected return on plan assets	(418)	(497)	(836)	(994)
Amortization of net loss	221	206	442	412
Pension and other postretirement expenses	$112	$117	$224	$234

9.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $539,000, $806,000 and $673,000 as of June 30, 2021, December 31, 2020, and December 31, 2019 respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $67,000 and $33,000 for the six months ended June 30, 2021 and 2020, respectively.

10.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of June 30, 2021 and December 31, 2020, respectively.

11.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments are as follows:

•

Real Estate includes the planning, entitlement, development and sale of real estate inventory. The segment included the operations of Kapalua Realty Company, a general brokerage real estate company located within the Kapalua Resort, through June 30, 2020.

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$2,700	$90	$2,700	$158
Leasing	1,962	1,436	3,763	3,172
Resort amenities and other	288	184	546	414
Total Operating Segment Revenues	$4,950	$1,710	$7,009	$3,744
Operating Segment Income (Loss)
Real estate	$2,246	$(102)	$2,148	$(209)
Leasing	1,086	609	2,047	1,569
Resort amenities and other	10	15	(145)	(326)
Total Operating Segment Income	$3,342	$522	$4,050	$1,034

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Minimum rentals	$742	$712	$1,482	$1,410
Percentage rentals	417	37	534	304
Licensing fees	165	111	290	345
Other	315	321	863	608
Total	$1,639	$1,181	$3,169	$2,667

13.	DISCONTINUED OPERATIONS

The results of discontinued operations related to the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating revenues	$240	$577	$838	$1,317
Operating costs and expenses	(309)	(719)	(1,007)	(1,376)
Impairment loss	-	-	(40)	-
Loss from discontinued operations	$(69)	$(142)	$(209)	$(59)

14.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields, installation of a surface aerator, sludge removal system, and natural pond cover using water plants were completed through June 30, 2021. The DOH is currently reviewing the test results of these corrective action plan items.  No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order.

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

Quarantine, travel restrictions and other public health measures to reduce the spread of COVID-19 has caused an adverse impact on local economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism. The Company’s future business operations, including the results of operations, cash flows and financial position will be significantly affected should the spread of the COVID-19 pandemic, including its variants, accelerate in future periods.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the interim unaudited condensed consolidated balance sheets and interim unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The fair value of income tax receivables approximate their carrying value due to the certainty of collection or short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt, which approximated fair value, was approximately $200,000 at December 31, 2020 (audited). The fair value of debt was measured using the Level 2 inputs, noted above.

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

In March 2020, the FASB issued ASU 2020-04 as an update to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective through December 31, 2022. Management is evaluating its impact on the Company’s consolidated financial statements and related disclosures, if elected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited interim condensed consolidated financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

We own approximately 23,000 acres of land on the island of Maui, Hawaii and develop, sell, and manage residential, resort, commercial, agricultural and industrial real estate through the following business segments:

• Real Estate—Our real estate operations consist of land planning and entitlement, development and sales activities. This segment also included the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort, through June 30, 2020.

• Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names. This operating segment also includes the management of ditch, reservoir, and well systems in West and Upcountry Maui and the stewardship of conservation areas.

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

Impact of COVID-19 Pandemic on Our Business

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the geographic region in which we operate. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than prior versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

In the State of Hawaii, the Governor issued “stay-at-home” orders for its residents and visitors beginning in March 2020, followed by subsequent “safer-at-home” and “act with care” proclamations. In addition, the Governor issued emergency proclamations ordering all transpacific passengers to a mandatory self-quarantine. Beginning in October 2020, travelers to the State of Hawaii were able avoid the 10-day quarantine requirement under a pre-travel testing program if proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test is presented.

During the three months ended June 30, 2021, there were several amendments to state and local law to ease social distancing guidelines and travel restrictions, including the elimination of quarantine and testing requirements for interisland travel. As a result of these amendments, as well as increased vaccination rates among travelers, passenger volume to Maui County during the three months ended June 30, 2021 increased to approximately 791,000, compared to approximately 4,000 during the three months ended June 30, 2020. Effective July 8, 2021, domestic travelers to Hawaii may be exempt from quarantine restrictions by providing evidence of full vaccination.

The overall impact of the pandemic on our business and future results of operations remains highly uncertain and subject to change. We continue to monitor the effects of the COVID-19 pandemic on us, our customers, and our vendors. While we are not able to accurately predict the magnitude or scope of such impacts at this time, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. Appropriate remote work arrangements continue to be established for our employees in order to maintain our financial reporting systems.

Results of Operations

Three and Six Months Ended June 30, 2021 compared to Three and Six Months Ended June 30, 2020

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$4,950	$1,710	$7,009	$3,744
Operating costs and expenses	(1,608)	(1,188)	(2,959)	(2,710)
General and administrative	(574)	(559)	(1,291)	(1,318)
Share-based compensation	(370)	(402)	(719)	(827)
Depreciation	(302)	(323)	(602)	(645)
Operating income (loss)	2,096	(762)	1,438	(1,756)
Other income	-	894	13	894
Pension and other postretirement expenses	(116)	(117)	(232)	(234)
Interest expense	(32)	(30)	(65)	(76)
Income (Loss) from Continuing Operations	1,948	(15)	1,154	(1,172)
Loss from Discontinued Operations	(69)	(142)	(209)	(59)
Net income (loss)	$1,879	$(157)	$945	$(1,231)

Income (Loss) from Continuing Operations per Common Share	$0.10	$-	$0.06	$(0.06)
Loss from Discontinued Operations per Common Share	$-	$(0.01)	$(0.01)	$-
Net income (loss) per Common Share	$0.10	$(0.01)	$0.05	$(0.06)

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$2,700	$90	$2,700	$158
Operating costs and expenses	(454)	(192)	(552)	(367)
Operating income (loss)	$2,246	$(102)	$2,148	$(209)

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.7 million. The sale included the fee simple interest of the 1.1 acre parcel as well as buildings and improvements located on the property.

In June 2021, we entered into a Purchase and Sale Agreement with a local buyer to sell and grant to a conservation organization a perpetual, non-exclusive conservation easement. The conservation easement consists of approximately 791 acres of unimproved land in Honolua Valley, Maui, Hawaii. We collected proceeds of approximately $0.9 million upon closing.

There were no sales of real estate during the six months ended June 30, 2020.

During the six months ended June 30, 2020, our wholly-owned subsidiary, Kapalua Realty Company, Ltd., earned sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. No sales commissions were earned in 2021.

Real estate development expenditures were $63,000 during the six months ended June 30, 2021. There were no real estate developments expenditures during the six months ended June 30, 2020.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated with the COVID-19 pandemic may, among other things, reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations.

LEASING

	Three Months Ended		Six Months Ended
	June 30		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$1,962	$1,436	$3,763	$3,172
Operating costs and expenses	(876)	(827)	(1,716)	(1,603)
Operating income	$1,086	$609	$2,047	$1,569

The increase in operating revenues for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to increased percentage rental income from our commercial leasing portfolio. Percentage rental income is contingent upon the sales of the tenant exceeding a defined threshold and recognized after those thresholds are achieved. For the three and six months ended June 30, 2021, percentage rental income was $417,000 and $534,000, respectively. The impact of COVID-19 on tenants’ sales activity in 2020 resulted in no percentage rental income recognized for the three months ended June 30, 2020.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$288	$184	$546	$414
Operating costs and expenses	(278)	(169)	(691)	(740)
Operating income (loss)	$10	$15	$(145)	$(326)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and the dues collected are primarily used to pay contracted fees for member access to the spa, beach club, golf courses and other resort amenities.

In March 2020, access to certain facilities and amenities was restricted due to regulations related to COVID-19. As a result of these restrictions, a partial refund of member dues reduced revenue during the three months ended June 30, 2020. Fees paid for contracted services correspondingly reduced operating costs and expenses during the three months ended June 30, 2020. There were no refunds of member dues or reductions of contracted rates in the three months ending June 30, 2021.

OTHER INCOME

The Company had a 51% ownership interest in Kapalua Bay Holdings, LLC (KBH). In 2009, the investment was written down to zero. As part of the dissolution of KBH, the Company received $894,000 as a return of cash collateral related to an owner controlled insurance program in May 2020. In April 2021, the Company received a final distribution of $13,000 from KBH.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $6.0 million and $0.9 million (audited) at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, $15.0 million was available under our revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility matures on December 31, 2021. Interest on borrowings accrues at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of June 30, 2021, we were in compliance with the covenants under the Credit Facility. If economic conditions are negatively impacted by the COVID-19 pandemic in future periods, we expect to borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $1.7 million for the six months ending June 30, 2021. In June 2021, proceeds of $1.7 million and $0.9 million were received from the sales of the Steeple House in the Kapalua Resort and conservation easement in Honolua Valley, respectively.

In May 2021, we received proceeds of $4.2 million upon closing of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. asset sale.

The outstanding balance of our Credit Facility was reduced to zero as of June 30, 2021. Interest payments on our Credit Facility totaled $10,000 and $19,000 for the six months ended June 30, 2021 and 2020, respectively.

We made a minimum funding contribution of $553,000 to our defined benefit pension plan in January 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing us to defer the required contributions that would have been otherwise due in 2020. No further contributions are required to be made to the plan in 2021.

Future Cash Inflows and Outflows

Our business initiatives include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects, and monitoring the impact of COVID-19 on our business segments. Our income from real estate, leasing activities and Kapalua Club membership dues, were all impacted since March 2020, and may be impacted in the future for an uncertain period of time should public health measures and travel restrictions become reinstated. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions  are considered reasonably  possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained within our Annual Report. There have been no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changes in interest rates related to our borrowing and investing activities used to maintain liquidity and to fund business operations. We have no material exposure to foreign currency risks.

We are subject to potential changes in consumer behavior and regulatory risks through travel and social distancing restrictions due to our location as a vacation destination. Potential deferrals and abatements may impact our rental income.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2021.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. During the three months ended June 30, 2021, there were no material changes to the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 5. OTHER INFORMATION

On August 10, 2021, Michael Hotta notified us that he will resign from his position as Chief Financial Officer of the Company. The effective date of his resignation will be September 3, 2021.

Item 6. EXHIBITS

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Art of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Art of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

August 11, 2021	/s/ MICHAEL S. HOTTA
Date	Michael S. Hotta
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2

Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.