Form 10-Q
period 2021-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2021-11-04
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2021
Common Stock, no par value	19,437,793 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2021 (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (SEC) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly report on Form 10-Q that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the impacts of the COVID-19 pandemic and its variants, including its impacts on us, our operations, the geographic region in which we operate, and our future financial or operational results;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	risks related to reference rate reform;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
CURRENT ASSETS
Cash	$4,859	$869
Accounts receivable, net	1,228	1,362
Prepaid expenses and other assets	557	80
Assets held for sale	3,135	7,440
Total current assets	9,779	9,751

PROPERTY	51,412	51,956
Accumulated depreciation	(34,089)	(33,445)
Property, net	17,323	18,511

OTHER ASSETS
Deferred development costs	8,964	8,901
Other noncurrent assets	1,171	1,307
Total other assets	10,135	10,208
TOTAL ASSETS	$37,237	$38,470

CURRENT LIABILITIES
Accounts payable	$331	$899
Payroll and employee benefits	810	970
Long-term debt, current portion	-	200
Accrued retirement benefits, currernt portion	165	165
Deferred revenue, current portion	214	260
Other current liabilities	400	453
Total current liabilities	1,920	2,947

LONG-TERM LIABILITIES
Accrued retirement benefits	8,949	10,926
Deferred revenue	1,667	1,767
Deposits	2,354	2,680
Other noncurrent liabilities	53	83
Total long-term liabilities	13,023	15,456
TOTAL LIABILITIES	14,943	18,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,372,803 and 19,311,528 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	82,243	81,485
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(48,098)	(48,904)
Accumulated other comprehensive loss	(21,035)	(21,698)
Total stockholders' equity	22,294	20,067
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$37,237	$38,470

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2021	2020
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$-	$15
Leasing	2,184	1,448
Resort amenities and other	253	234
Total operating revenues	2,437	1,697

OPERATING COSTS AND EXPENSES
Real estate	67	86
Leasing	784	671
Resort amenities and other	304	152
General and administrative	612	514
Share-based compensation	365	402
Depreciation	300	326
Total operating costs and expenses	2,432	2,151

OPERATING INCOME (LOSS)	5	(454)

Pension and other post-retirement expenses	(116)	(125)
Interest expense	(28)	(29)
LOSS FROM CONTINUING OPERATIONS	(139)	(608)
Loss from discontinued operations, net	-	(25)
NET LOSS	$(139)	$(633)
Other compreshensive income - pension, net	221	206

TOTAL COMPREHENSIVE INCOME (LOSS)	$82	$(427)

LOSS PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.01)	$(0.03)
Loss from Discontinued Operations	$-	$-
Net Loss	$(0.01)	$(0.03)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$2,700	$173
Leasing	5,947	4,620
Resort amenities and other	799	648
Total operating revenues	9,446	5,441

OPERATING COSTS AND EXPENSES
Real estate	618	457
Leasing	2,495	2,278
Resort amenities and other	994	893
General and administrative	1,904	1,823
Share-based compensation	1,084	1,229
Depreciation	902	971
Total operating costs and expenses	7,997	7,651

OPERATING INCOME (LOSS)	1,449	(2,210)

Other income	13	894
Pension and other post-retirement expenses	(348)	(359)
Interest expense	(94)	(105)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,020	(1,780)
Loss from discontinued operations, net	(214)	(84)
NET INCOME (LOSS)	$806	$(1,864)
Other compreshensive income - pension, net	663	617

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,469	$(1,247)

EARNINGS (LOSS) PER COMMON SHARE-BASIC AND DILUTED
Income (Loss) from Continuing Operations	$0.05	$(0.09)
Loss from Discontinued Operations	$(0.01)	$(0.01)
Net Income (Loss)	$0.04	$(0.10)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months and Nine Months Ended September 30, 2021 and 2020

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	347			1,095
Vested restricted stock issued	29	347	(347)			-
Shares cancelled to pay tax liability	(39)	(476)				(476)
Other comprehensive income - pension					442	442
Net income				945		945
Balance, June 30, 2021	19,362	82,104	9,184	(47,959)	(21,256)	22,073

Share-based compensation			179			179
Vested restricted stock issued	15	179	(179)			-
Shares cancelled to pay tax liability	(4)	(40)				(40)
Other comprehensive income - pension					221	221
Net loss				(139)		(139)
Balance, September 30, 2021	19,373	$82,243	$9,184	$(48,098)	$(21,035)	$22,294

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692
Share-based compensation	68	865	349			1,214
Vested restricted stock issued	31	349	(349)			-
Shares cancelled to pay tax liability	(46)	(569)				(569)
Other comprehensive income - pension					412	412
Net loss				(1,231)		(1,231)
Balance, June 30, 2020	19,291	81,251	9,184	(47,531)	(20,386)	22,518

Share-based compensation			163			163
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(4)	(45)				(45)
Other comprehensive income - pension					206	206
Net loss				(633)		(633)
Balance, September 30, 2020	19,301	$81,369	$9,184	$(48,164)	$(20,180)	$22,209

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$583	$545

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term assets	4,203	-
Proceeds from investment	13	894
Payments for property and deferred development costs	(93)	(148)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,123	746

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	600	1,197
Payments on long-term debt	(800)	(2,232)
Debt and common stock issuance costs and other	(516)	(615)
NET CASH USED IN FINANCING ACTIVITIES	(716)	(1,650)

NET INCREASE (DECREASE) IN CASH	3,990	(359)
CASH AT BEGINNING OF PERIOD	869	683
CASH AT END OF PERIOD	$4,859	$324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$9	$20

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued to certain members of the Company’s management totaled $748,000 and $865,000 for the nine months ended September 30, 2021 and 2020, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2021 and 2020

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended September 30, 2021 and 2020. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in condensed consolidated interim statements are not necessarily indicative of results for a full year.

3.	EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020

Basic and diluted	19,361,852	19,291,102	19,347,153	19,275,696

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

4.	PROPERTY

Property as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
Land	$5,072	$5,072
Land improvements	12,943	12,943
Buildings	22,892	23,465
Machinery and equipment	10,505	10,476
Total property	51,412	51,956
Less accumulated depreciation	34,089	33,445
Property, net	$17,323	$18,511

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

5.	ASSETS HELD FOR SALE

Assets held for sale as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$2,979	$2,978
Upcountry Maui, 646-acre parcel of agricultural land	156	156
Kapalua Resort, Kapalua Water and Kapalua Waste Treatment Company assets	-	4,306
	$3,135	$7,440

In February 2020, the Company entered into an agreement to sell the Kapalua Central Resort project for $43.9 million. The closing of the transaction was contingent upon, among other things, the satisfaction of certain customary closing conditions, including an extended due diligence period. In September 2021, the Company received a notice to terminate this agreement from the prospective buyer.

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission (PUC)-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. In March 2021, the sale was approved by the State of Hawaii PUC subject to certain closing conditions of its Decision and Order. The Company received net proceeds of $4.2 million from the sale in May 2021. The results of discontinued operations related to the sale of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets are reflected in Note 13.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

6.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility matures on December 31, 2021. Interest accrued on borrowings is based on LIBOR plus 3.50%. As of September 30, 2021 and December 31, 2020, the Credit Facility’s interest rates were 3.59% and 3.65%, respectively. The Company has pledged its 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The Company believes that it was in compliance with the covenants under the Credit Facility as of September 30, 2021.

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

Share-based compensation totaled $1,084,000 and $1,229,000 for the nine months ended September 30, 2021 and 2020, respectively. Included in these amounts were $526,000 and $512,000 of restricted shares of common stock that vested during the first nine months of 2021 and 2020, respectively.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$6,863	$8,790
Non-qualified retirement plans	2,251	2,301
Total	9,114	11,091
Less current portion	(165)	(165)
Non-current portion of accrued retirement benefits	$8,949	$10,926

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

The net periodic benefit costs for pension and post-retirement benefits for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)
Interest cost	$309	$408	$927	$1,225
Expected return on plan assets	(418)	(489)	(1,254)	(1,483)
Amortization of net loss	225	206	675	617
Pension and other postretirement expenses	$116	$125	$348	$359

9.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $495,000, $806,000 and $673,000 as of September 30, 2021, December 31, 2020, and December 31, 2019 respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $100,000 and $67,000 for the nine months ended September 30, 2021 and 2020, respectively.

10.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance continues to be established for deferred income tax assets as of September 30, 2021 and December 31, 2020, respectively.

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$-	$15	$2,700	$173
Leasing	2,184	1,448	5,947	4,620
Resort amenities and other	253	234	799	648
Total Operating Segment Revenues	$2,437	$1,697	$9,446	$5,441
Operating Segment Income (Loss)
Real estate	$(67)	$(71)	$2,082	$(284)
Leasing	1,400	777	3,452	2,342
Resort amenities and other	(51)	82	(195)	(245)
Total Operating Segment Income	$1,282	$788	$5,339	$1,813

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Minimum rentals	$753	$677	$2,225	$2,086
Percentage rentals	547	-	1,080	304
Licensing fees	203	104	492	449
Other	373	349	1,248	959
Total	$1,876	$1,130	$5,045	$3,798

13.	DISCONTINUED OPERATIONS

In March 2021, the sale of the Public Utilities Commission (PUC)-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. was approved by the State of Hawaii PUC. The Company received net proceeds of $4.2 million in May 2021 at closing. The results of discontinued operations related to the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets for the nine months ended September 30, 2021 were as follows:

	Nine Months Ended
	September 30,
	(unaudited)
	2021	2020
	(in thousands)
Operating revenues	$838	$2,014
Operating costs and expenses	(1,012)	(2,098)
Impairment loss	(40)	-
Loss from discontinued operations	$(214)	$(84)

14.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields, installation of a surface aerator, sludge removal system, and natural pond cover using water plants were completed through September 30, 2021. The DOH is continuing to review the test results of these corrective action plan items.  No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order.

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

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This ASU was effective beginning in the first quarter of 2021 with early adoption permitted. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. The ASU has not had a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Impact of COVID-19 Pandemic on Our Business

In March 2020, the Governor of the State of Hawaii issued “stay-at-home” orders for its residents and visitors, followed by subsequent “safer-at-home” and “act with care” proclamations in response to the novel coronavirus (“COVID-19”) pandemic. In addition, the Governor issued emergency proclamations, pursuant to which all transpacific passengers into the State of Hawaii were required to self-quarantine upon entry. Beginning in October 2020, travelers to the State of Hawaii were able avoid this 10-day quarantine requirement under a pre-travel testing program by presenting a proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test. Throughout the year ending December 31, 2021, several state and local laws have eased social distancing guidelines and travel restrictions, including the elimination of quarantine restrictions for domestic travelers by providing evidence of full vaccination. As a result of these amendments, passenger volume to the island of Maui increased to approximately 1,790,000 for the nine months ended September 30, 2021 compared to approximately 460,000 for the nine months ended September 30, 2020.

However, the ongoing impacts and disruptions caused by the COVID-19 pandemic in the geographic region in which we operate remain uncertain as of the date of this filing. On August 23, 2021, the Governor requested residents and visitors to delay all non-essential travel through the end of October 2021 due to the increase in hospitalizations caused by the COVID-19 Delta variant. State and local emergency measures, including physical distancing, capacity, and proof of vaccination requirements at certain establishments, are periodically adjusted based on public health data such as positivity rates, vaccination counts, and hospital occupancies. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than prior versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$2,437	$1,697	$9,446	$5,441
Operating costs and expenses	(1,155)	(909)	(4,107)	(3,628)
General and administrative	(612)	(514)	(1,904)	(1,823)
Share-based compensation	(365)	(402)	(1,084)	(1,229)
Depreciation	(300)	(326)	(902)	(971)
Operating income (loss)	5	(454)	1,449	(2,210)
Other income	-	-	13	894
Pension and other postretirement expenses	(116)	(125)	(348)	(359)
Interest expense	(28)	(29)	(94)	(105)
Income (Loss) from Continuing Operations	(139)	(608)	1,020	(1,780)
Loss from Discontinued Operations	-	(25)	(214)	(84)
Net income (loss)	$(139)	$(633)	$806	$(1,864)

Income (Loss) from Continuing Operations per Common Share	$(0.01)	$(0.03)	$0.05	$(0.09)
Loss from Discontinued Operations per Common Share	$-	$-	$(0.01)	$(0.01)
Net income (loss) per Common Share	$(0.01)	$(0.03)	$0.04	$(0.10)

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$-	$15	$2,700	$173
Operating costs and expenses	(67)	(86)	(618)	(457)
Operating income (loss)	$(67)	$(71)	$2,082	$(284)

There were no sales of real estate during the three months ended September 30, 2021 and 2020, respectively.

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.7 million. The sale included the fee simple interest of the 1.1 acre parcel as well as buildings and improvements located on the property.

In June 2021, we entered into a Purchase and Sale Agreement with a local buyer to sell and grant to a conservation organization a perpetual, non-exclusive conservation easement. The conservation easement consists of approximately 791 acres of unimproved land in Honolua Valley, Maui, Hawaii. We collected proceeds of approximately $949,000 upon closing.

In September 2021, we received from the prospective buyer of the 46 acre property in the Central Resort area of Kapalua, a notice of termination of the Purchase and Sale Agreement dated February 6, 2020, as amended. The closing of the transaction was contingent upon, among other things, the satisfaction of certain customary closing conditions, including an extended due diligence period.

During the nine months ended September 30, 2020, our wholly-owned subsidiary, Kapalua Realty Company, Ltd., earned sales commissions from resales of properties owned by private residents in the Kapalua Resort and surrounding areas. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. No sales commissions were earned in 2021.

Real estate development expenditures were $63,000 during the nine months ended September 30, 2021. There were no real estate developments expenditures during the nine months ended September 30, 2020.

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

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$2,184	$1,448	$5,947	$4,620
Operating costs and expenses	(784)	(671)	(2,495)	(2,278)
Operating income	$1,400	$777	$3,452	$2,342

The increase in leasing operating revenues for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to increased rental income from our commercial leasing portfolio. Certain rental income is contingent upon the sales of the tenant exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. For the three and nine months ended September 30, 2021, percentage rental income was $546,000 and $1.1 million, respectively. The impact of COVID-19 on tenants’ sales activity in 2020 reduced percentage rental income to zero and $304,000 for the three and nine months ended September 30, 2020, respectively.

Operating costs and expenses during the three months ended September 30, 2020 were lower compared to the three months ended September 30, 202, as they were reduced by insurance reimbursements of $220,000 for repairs to property damaged from Tropical Storm Olivia in October 2018.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Operating revenues	$253	$234	$799	$648
Operating costs and expenses	(304)	(152)	(994)	(893)
Operating income (loss)	$(51)	$82	$(195)	$(245)

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

In March 2020, access to certain facilities and amenities was restricted due to regulations related to COVID-19. As a result of these restrictions, a partial refund of member dues reduced revenue during the three and nine months ended September 30, 2020. Fees paid for contracted services correspondingly reduced operating costs and expenses during the three and nine months ended September 30, 2020. There were no refunds of member dues or reductions of contracted rates in the three months or nine months ended September 30, 2021.

OTHER INCOME

The Company had a 51% ownership interest in Kapalua Bay Holdings, LLC (KBH). In 2009, the investment was written down to zero. As part of the dissolution of KBH, the Company received $894,000 as a return of cash collateral related to an owner controlled insurance program in May 2020. In April 2021, the Company received a final distribution of $13,000 from KBH.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $4.9 million and $869,000 (audited) at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, $15.0 million was available and no amount outstanding under our revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility matures on December 31, 2021. A renewal or extension of the Credit Facility is expected in December 2021. Interest on borrowings accrues at LIBOR plus 3.50%. We have pledged our 800-acre Kapalua Mauka project and approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of September 30, 2021, we were in compliance with the covenants under the Credit Facility. If economic conditions are negatively impacted by the COVID-19 pandemic in future periods, we expect to borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $585,000 for the nine months ending September 30, 2021. In June 2021, proceeds of $1.7 million and $949,000 were received from the sales of the Steeple House in the Kapalua Resort and a conservation easement in Honolua Valley, respectively. In May 2021, we received proceeds of $4.2 million upon closing of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. asset sale.

The outstanding balance of our Credit Facility was reduced to zero as of September 30, 2021. Interest payments on our Credit Facility totaled $9,000 and $20,000 for the nine months ended September 30, 2021 and 2020, respectively.

We made a minimum funding contribution of $553,000 to our defined benefit pension plan in January 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing us to defer the required contributions that would have been otherwise due in 2020. In August 2021, we made an additional $1.0 million contribution to the plan. No further contributions are required to be made to the plan in 2021.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained within our Annual Report. There have been no significant changes in our critical accounting policies.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended September 30, 2021.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A.  RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. During the three months ended September 30, 2021, there were no material changes to the risks and uncertainties described in the section entitled “Risk Factors” in our Annual Report. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 6.  EXHIBITS

10.1#	Offer of Employment, dated September 22, 2021, by and between Maui Land & Pineapple Company, Inc. and Wade K. Kodama.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

#	Management contract or compensatory plan, contract, or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAUI LAND & PINEAPPLE COMPANY, INC.

November 4, 2021	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Offer of Employment, dated September 22, 2021, by and between Maui Land & Pineapple Company, Inc. and Wade K. Kodama.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

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

#	Management contract or compensatory plan, contract, or arrangement.