Form 10-K
period 2021-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2022-03-01
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company’s financial statements.  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$73,505,704 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2021)	19,433,451 (Number of shares of common stock outstanding at February 9, 2022)

Portions of registrant’s Proxy Statement for registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K
(Documents incorporated by reference)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”), filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission (“SEC”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this Annual Report and can be identified by words such as “anticipate,” “believe,” “continue” or “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” or “would,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties impacted by various factors, including the following, without limitation:

●	unstable macroeconomic market conditions;
●	risks associated with real estate investments and the real estate market;
●	the COVID-19 pandemic and its variants, or the potential for an outbreak of another highly infectious or contagious disease;
●	our location in Hawaii;
●	risks associated with involvement with joint venture partners;
●	our ability to complete land development projects within forecasted time and budget expectations, if at all;
●	our ability to obtain required land use entitlements at reasonable costs, or at all;
●	our ability to successfully compete with other developers of real estate in Maui;
●	environmental regulations pertaining to land development;
●	risk of climate change, severe weather or natural disasters could adversely impact our business;
●	our insurance coverages may be inadequate to cover catastrophic losses;
●	unauthorized use of our trademarks could negatively impact our business;
●	market volatility of asset values and interest rates could materially impact the funded status of our defined benefit pension plans; and
●	changes in U.S. accounting standards may adversely impact us

The forward-looking statements contained in this Annual Report are based on management’s current plans, estimates and expectations in light of information currently available to us, and they are subject to uncertainty and changes in circumstances. Actual results may differ materially from our expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” within this Annual Report, our quarterly reports on Form 10-Q, and in the other reports we file with the SEC.

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

i

Cautionary Note Regarding Forward Looking Statements	i

ii

PART I

Item 1.	BUSINESS

Overview

Maui Land & Pineapple Company, Inc. is a Hawaii corporation and the successor to a business organized in 1909. Depending upon the context, the terms “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries.

We own approximately 23,000 acres of land on the island of Maui, Hawaii and develop, sell, and manage residential, resort, commercial, agricultural and industrial real estate through the following business segments:

• Real Estate— Our real estate operations consist of land planning and entitlement, development and sales activities. This segment also included the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort through August 2020.

• Leasing—Our leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship and conservation efforts.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access, and other privileges at certain amenities at the Kapalua Resort.

For additional information and operating results related to the above business segments refer to the section entitled “General Development of Business” in this Item 1 and in Note 10 to our financial statements set forth in Item 8 of this Annual Report.

General Development of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings in acres as of December 31, 2021:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	-	900
Agricultural zoned	10,800	2,100	12,900
Conservation/watershed	9,000	-	9,000
	20,700	2,100	22,800

Revenues from our Real Estate segment totaled $3.4 million, or approximately 27% of our total operating revenues for the year ended December 31, 2021.

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

We have approximately 1,200 acres of land on Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2021:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates
Kapalua Resort	900	Yes	2022	-	2039
Hali’imaile Town	300	No	2029	-	2034

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

In December 2021, we entered into an agreement to sell our Kapalua Resort property for $40.0 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions. Terms of the agreement include a due diligence period of 120 days and a closing date no later than March 31, 2022.

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

Leasing

Our Leasing segment operations include commercial, industrial, and agricultural leases of land and property, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and grants related to stewardship and conservation efforts.

Revenues from our Leasing segment totaled $8.1 million, or approximately 65% of our total operating revenues for the year ended December 31, 2021.

Commercial and Industrial Leases – We are the owner and lessor of approximately 184,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2021:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	57,000	93%	2022	-	2048
Other West Maui	14,000	93%	2024	-	2034
Upcountry Maui	113,000	91%	2022	-	2030

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

Revenues from our Resort Amenities segment totaled $0.9 million, or approximately 8% of our total operating revenues for the year ended December 31, 2021.

The viability of the Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

As of December 31, 2021, we had nine employees, none of whom are members of a collective bargaining group.

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

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in the Company’s common stock involves substantial risk. The Company’s stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the SEC from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of the Company’s common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.

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

In addition, should current equity or credit market conditions deteriorate, or if our expenses increase unexpectedly, it may become necessary for us to raise additional capital in the form of a debt or equity financing, or a combination of the two. A downturn in industry, market or economic conditions could make debt or equity financing more difficult, more costly, and, in the case of an equity financing, more dilutive to our existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our ability to execute our current business strategy, as well as our financial performance and stock price.

Real estate investments are subject to numerous risks and we are negatively impacted by downturns in the real estate market.

We are subject to the risks that generally relate to investments in real property because we develop, sell, and lease real property, primarily for residential use. The market for real estate on Maui and in Hawaii generally tends to be highly cyclical and is typically affected by numerous changes in local, national, and worldwide conditions, especially economic conditions, many of which are beyond our control, including the following:

•	periods of economic uncertainty and weakness in Hawaii and in the United States generally;

•

uncertainties and changes in U.S. social, political, regulatory, and economic conditions or laws and policies, and concerns surrounding ongoing developments in the European Union, the Middle East and Asia;

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state, and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of the Kapalua Resort area, the island of Maui, and the State of Hawaii as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as tsunamis, hurricanes, earthquakes, and other natural disasters, including the impacts of the COVID-19 pandemic and its variants

Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant decline in the market for residential or luxury real estate, which, in turn, could adversely affect our development plans, revenues and profitability. During low periods of demand, real estate may remain on hand for much longer than expected or be sold at lower-than-expected returns, or even at a loss, which could impair our liquidity and ability to proceed with development projects and negatively affect our operating results. Sustained adverse changes to our development plans could result in impairment charges or write-offs of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

The COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow.

The spread of a highly infectious or contagious disease, such as COVID-19 and its variants, has caused and could continue to cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The COVID-19 pandemic has caused significant disruption in business activity and financial markets both globally and in the United States. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern regarding the spread of COVID-19 may continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability, all of which may result in a decrease in our business, financial condition and results of operations. Such conditions are likely to exacerbate many of the risks described elsewhere in this section. Therefore, to the extent that economic activity, travel, real estate development and business conditions are impacted, our business, financial condition, results of operations and cash flows could be materially adversely affected. If related government restrictions impact the buyers’ determinations during the respective due diligence periods, the sales of these assets may be adversely impacted.

Because we are located in Hawaii and therefore apart from the mainland United States, our financial results are more sensitive to certain economic factors, such as spending on tourism and increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

Our businesses are dependent on attracting visitors to the Kapalua Resort, to the island of Maui, and to the State of Hawaii as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as worldwide economic uncertainty and weakness, the level of unemployment in Hawaii and the mainland United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer’s demand for our future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the threat, or perceived threat, of the spread of contagious diseases, such as COVID-19 and its variants, could negatively affect a potential visitor’s choice of vacation destination or second home location or result in travel bans that could, as a result, have a material adverse impact on our business, financial condition and results of operations.

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

The financial performance of our Real Estate segment is dependent upon our success in obtaining land use entitlements for proposed development projects. Obtaining all of the necessary entitlements to develop a parcel of land is often difficult, costly and may take several years, or longer, to complete. In some situations, we may be unable to obtain the necessary entitlements to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these entitlements may have a material adverse effect on our financial results.

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

Risks Related to Indebtedness

We have entered into a credit agreement for a $15.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2025 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations, and adversely affect our operations and financial results.

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

In 2021, the low and high share prices of our common stock ranged from $9.24 to $12.80. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this Annual Report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

As of January 28, 2022, affiliates of our company owned, in the aggregate, approximately 65% of our outstanding shares. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2021, was approximately 22,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

If we do not meet the continued listing requirements of the New York Stock Exchange (“NYSE”), our common stock may be delisted.

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

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2021:

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

In December 2021, we entered into an agreement to sell the Kapalua Central Resort property for $40.0 million. The closing of the transaction is contingent upon, among other things, the satisfaction of certain customary closing conditions. Terms of the agreement include a due diligence period of 120 days and a closing date no later than March 31, 2022.

We own our corporate office located in the Kapalua Resort. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used. For additional information, refer to the section entitled “Business” in this Annual Report.

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

The DOH agreed to defer the Order without a hearing date while we continue working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields was completed as of December 31, 2020. Additionally, the installation of a surface aerator, sludge removal system, and natural pond cover using water plants was completed in 2021. Our continued testing of wastewater effluent consistently returns results within the allowable ranges. We are in compliance with all of the required standards. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order.

We have accrued approximately $23,000 related to the administrative penalty at December 31, 2021. We are presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying financial statements.

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

Our common stock is traded on the NYSE under the symbol “MLP.” Our ability to declare dividends is restricted by the terms of our credit agreement. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of February 9, 2022, there were 225 shareholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2021 and 2020

CONSOLIDATED

	Years Ended December 31,
	2021	2020
	(in thousands except share amounts)

Operating revenues	$12,443	$7,540
Segment operating costs and expenses	(5,600)	(4,726)
General and administrative	(2,569)	(2,445)
Share-based compensation	(1,449)	(1,632)
Depreciation	(1,188)	(1,289)
Operating Income (Loss)	1,637	(2,552)
Other income	13	894
Pension and other postretirement expenses	(4,732)	(475)
Interest expense	(122)	(134)
Loss from Continuing Operations	(3,204)	(2,267)
Loss from Discontinued Operations	(216)	(337)
Net Loss	$(3,420)	$(2,604)

Loss from Continuing Operations per Common Share	$(0.17)	$(0.12)
Loss from Discontinuing Operations per Common Share	$(0.01)	$(0.02)
Net Loss per Common Share	$(0.18)	$(0.14)

REAL ESTATE

	Years Ended December 31,
	2021	2020
	(in thousands)

Operating revenues	$3,400	$772
Operating costs and expenses	(750)	(600)
Operating income	$2,650	$172

Real estate operating revenues include the sales of real estate inventory and sales commissions from resales of properties by our wholly owned subsidiary, Kapalua Realty Company, Ltd.

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.8 million. The sale included the fee simple interest of the 1.1 acre parcel as well as buildings and improvements located on the property.

In June 2021, we sold and granted to a conservation organization a perpetual, non-exclusive conservation easement consisting of approximately 791 acres of unimproved land in Honolua Valley for $0.9 million. This easement permits the buyer right of entry to perform improvements to enhance and improve conservation and preservation efforts to the property. Limited commercial activity relating to conservation education, guided hikes and eco-tourism site visits are permitted.

In November 2021, we received twelve residential workforce housing credits valued at $0.6 million pursuant to Maui County Code Section 2.96.050 from the buyer of a 5.27 acre parcel located in Kapalua, also known as Site 6-0. As a condition of the sale in 2016, the buyer of the parcel was required to transfer these credits within five years of closing.

In December 2021, we sold to the County of Maui the fee simple interest in a 1.065 acre property in West Maui, otherwise known as Lot B-1 of the Gorilla Foundation Subdivision, for $0.1 million.

In December 2020, we sold to the County of Maui a 5.1 acre, agricultural zoned parcel in West Maui for $0.6 million expanded storage capacity of its recycled water system.

During the six months ended June 30, 2020, Kapalua Realty Company, Ltd., provided licensed, general brokerage services for properties in the Kapalua Resort and surrounding areas. We earned sales commissions of $0.2 million during the year ended December 31, 2020. Effective July 1, 2020, we entered into an office lease agreement and license agreement with a real estate company to provide general brokerage services to the area. Under terms of the license agreement, monthly royalty fees are received for the use of certain of our trademarks. No sales commissions were earned during the year ended December 31, 2021.

Real estate development expenditures were $0.1 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

Real estate development and sales are cyclical and depend on several factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Years Ended December 31,
	2021	2020
	(in thousands)

Operating revenues	$8,103	$5,948
Operating costs and expenses	(3,495)	(2,933)
Operating income	$4,608	$3,015

Leasing operating revenues for the year ended December 31, 2021, were comprised of $6.2 million from commercial, industrial, and agricultural leases, $0.7 million of licensing fees from our registered trademarks and trade names, and $1.2 million from potable and non-potable water system sales. This compares to $4.3 million from commercial, industrial, and agricultural leases, $0.5 million of licensing fees from our registered trademarks and trade names, and $1.1 million from potable and non-potable water system sales for the year ended December 31, 2020.

The increase in leasing operating revenues for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to higher percentage rental income from our commercial leasing portfolio. Certain rental income is contingent upon the sales of the tenant exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. Percentage rental income was $1.5 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively. The impact of COVID-19 travel restrictions and social distancing measures reduced visitor traffic on the island of Maui which affected tenants’ sales in 2020. Rent abatements of $0.4 million were granted to tenants during 2020.

The increase in leasing operating costs and expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to higher repairs and maintenance costs for our commercial leasing portfolio properties. In addition, expenses related to the repair of non-potable irrigation ditch and transmission systems damaged from Tropical Storm Olivia in October 2018 were reduced by insurance reimbursements of $0.2 million in 2020.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES

	Years Ended December 31,
	2021	2020
	(in thousands)

Operating revenues	$940	$820
Operating costs and expenses	(1,355)	(1,193)
Operating loss	$(415)	$(373)

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

Kapalua Club membership dues rates were increased for the year ended December 31, 2021 to offset higher contracted fee expenses. During a portion of the year ended December 31, 2020, access to certain facilities and amenities was restricted due to public health measures and regulations related to COVID-19. As a result of these facility closures, a partial refund of member dues was issued resulting in lower than anticipated operating revenues in 2020.

Contracted fee expenses correspondingly increased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher contracted golf course fees charged to the Company.

Member dues may be affected in future periods depending on the impact of COVID-19 on public health measures and travel regulations.

OTHER INCOME

We held a 51% ownership interest in Kapalua Bay Holdings, LLC (“KBH”). In 2009, the investment was written down to zero. In May 2020, as part of the dissolution of KBH, we received $0.9 million as a return of cash collateral related to an owner-controlled insurance program. We received final closing distribution of $13,000 from KBH in March 2021.

PENSION EXPENSE

In November 2021, the Company signed a purchase agreement with an insurer to annuitize the scheduled pension payments of 384 participants currently receiving benefits. Approximately $10.4 million was paid to the insurer from plan assets for the group annuity contract. A settlement charge of $4.3 million was recognized in pension expense as a result of the annuity purchase.

INTEREST EXPENSE

In 2021 and 2020, our interest expense was approximately $0.1 million. At December 31, 2021 and 2020, the interest rate on our Credit Facility with First Hawaiian Bank was 2.12% and 3.65%, respectively.

DISCONTINUED OPERATIONS

In December 2019, we entered into an Asset Purchase Agreement (“Agreement”) to sell the assets of Kapalua Water Company, Ltd. (“KWC”) and Kapalua Waste Treatment Company, Ltd. (“KWT”) located in the Kapalua Resort subject to certain closing conditions, including completion of due diligence and approval by the State of Hawaii Public Utilities Commission (“PUC”). As part of the agreement, the purchaser commited to serve the future expansion areas of Kapalua as they are developed. In return, we agreed to deliver water from our wells and ditches to certain delivery points at defined rates over an initial period of 20 years from the date of closing. The purchase price did not include approximately $3.6 million of water system infrastructure and other related assets conveyed to us by the owner of a 125-acre portion of the Kapalua Mauka project.

Upon entering the Agreement, these assets were classified as held for sale, written down to their fair value, and included in discontinued operations for the years ended December 31, 2021 and 2020.

In March 2021, the sale was approved by the PUC subject to certain closing conditions of its Decision and Order. The Company received net proceeds of approximately $4.2 million upon closing of the sale in May 2021.

IMPACT OF COVID-19

In March 2020, the Governor of the State of Hawaii issued “stay-at-home” orders for its residents and visitors, followed by subsequent “safer-at-home” and “act with care” proclamations in response to the COVID-19 pandemic. In addition, the Governor issued emergency proclamations, pursuant to which all transpacific passengers into the State of Hawaii were required to self-quarantine upon entry. Beginning in October 2020, travelers to the State of Hawaii were able avoid the 10-day quarantine requirement under a pre-travel testing program by presenting a proof of a negative result from a valid COVID-19 Nucleic Acid Amplification Test. Throughout the year ended December 31, 2021, several state and local laws have eased social distancing guidelines and travel restrictions, including the elimination of quarantine restrictions for domestic travelers by providing evidence of full vaccination.

However, the ongoing impacts and disruptions caused by the COVID-19 pandemic in the geographic region in which we operate remain uncertain as of the date of this filing. State and local regulations and measures, including physical distancing, capacity, and proof of vaccination requirements at certain establishments, are periodically adjusted based on public health data such as positivity rates, vaccination counts, and hospital occupancies. The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than prior versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $5.6 million and $0.9 million as of December 31, 2021 and 2020, respectively. We also had $15.0 million and $14.8 million of available credit under a $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”) as of December 31, 2021 and 2020, respectively.

On December 23, 2021, we executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (“Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of December 31, 2021, we were in compliance with the covenants under the Credit Facility.

Cash Flows

Net cash flow provided by our operating activities totaled $1.4 million for the year ended December 31, 2021. Interest payments on our long-term debt totaled $9,000 for the year ended December 31, 2021.

Minimum funding contributions of $0.6 million were made to our defined benefit pension plan in January 2021. We made an additional voluntary contribution of $1.0 million to the plan in August 2021. We are not required to make any additional contributions in 2022.

Future Cash Inflows and Outflows

In December 2021, the Company entered into a purchase and sale agreement in an amount of $40.0 million for a 46-acre parcel located within Kapalua Central Resort. The sale is subject to customary diligence and closing conditions. We anticipate the transaction to close no later than March 31, 2022.

In February 2022, we entered into an agreement to sell a 646-acre parcel located in Upcountry Maui for $9.7 million. Terms of the agreement include a 30-day due diligence period, a closing date 30 days after the last day of the due diligence period, and other customary closing conditions. A $2.0 million refundable deposit was received into escrow.

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to our financial statements set forth in Item 8 of this Annual Report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of accounting estimates. Some of these estimates and assumptions involve a high level of subjectivity and judgment and therefore the impact of a change in these estimates and assumptions could materially affect the amounts reported in our financial statements. The accounting policies and estimates that we have identified as being critical to our financial statements are as follows:

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

•

Deferred development costs consist principally of predevelopment and offsite development costs related to various projects in the planning stages by our real estate segment. Based on our future development plans for the Kapalua Resort and other properties, and the estimated value of these future projects, we have concluded that our deferred development costs will be recoverable from our future development projects. Our assumptions and estimates could be subject to significant change because of the long-term nature of our development plans and the uncertainty of when or if certain projects will be developed.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we were a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K in 2021, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

Description of the Matter

The Company has multiple revenue streams including real estate sales; leasing and licensing arrangements; and resort amenities, which are recognized upon transfer of goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Significant judgment is exercised by management in determining revenue recognition for these customer agreements, and may include the following:

●      Determination of whether agreements entered into by the Company are contracts with a customer that would be assessed under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or lease contracts that would be assessed under ASC Topic 842, Leases.

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

●      For significant agreements, we obtained and read the agreements, and evaluated management’s assumptions used to identify appropriate contracts with customers, identify performance obligations and stand-alone prices for each distinct performance obligation, identify unique contract terms that may impact the timing and amount of revenue recognized, identify the pattern of delivery, and appropriateness of management’s application of accounting policies in accordance with Topics ASC 606 and 842.

Commitments and Contingencies

Description of the Matter

The Company is party to claims that arise in the normal course of business. Contingent liabilities are recorded in the consolidated financial statements when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management.

In assessing whether the Company should accrue a liability in its consolidated financial statements as a result of the claims, the Company considers various factors, including the legal and factual circumstances of the claims and advisement from legal counsel. As discussed in Note 12 to the consolidated financial statements, the Company’s management determined an initial accrual was necessary. Management is unable to estimate the remaining amount or range of amounts, of any additional probable liability, if any, related to the claims.

We identified these potential contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that an additional loss is not probable and reasonably estimable as of December 31, 2021.

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

●      We obtained and evaluated legal confirmations from the Company’s external legal counsel involved in the claims confirming the facts and circumstances of the claims and to understand the basis for the management’s conclusion that any additional losses from the claims are not probable and reasonably estimable as of December 31, 2021.

●      We evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to the management’s internal analysis of the claims and known facts of the claims based on the information provided by the Company’s external legal counsel.

Accrued Retirement Benefits

Description of the Matter

The Company has defined benefit retirement plans that require actuarial valuations to determine estimated benefit obligations and related amounts reported in the Company’s consolidated financial statements as of and for the year ended December 31, 2021.  Management engages actuarial specialists to perform the valuation and provides the specialists the assumptions used to measure the amounts reported in the consolidated financial statements and disclosures in the notes to the consolidated financial statements.  In 2021, the Company annuitized the scheduled pension payments of 384 participants in its pension plans.  This transaction resulted in settlement adjustments with a material effect on the Company’s consolidated financial statements.

We identified the valuation of the accumulated retirement benefit obligation as a critical audit matter because of the highly judgmental nature of actuarial assumptions made by management and the unique settlement in 2021.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures over the settlement.

How We Addressed the Matter in Our Audit

Our audit procedures accrued retirement benefits and related amounts and disclosures included the following:

●      We obtained an understanding, evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the determination of the actuarial assumptions used in calculating accrued retirement benefits and related amounts.

●      We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party actuarial specialists engaged by management.

●      We evaluated the management specialist’s reports related to the settlement transaction for accuracy and reasonableness.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii
March 1, 2022

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$5,596	$869
Accounts receivable, net	1,103	1,362
Prepaid expenses and other assets	333	80
Assets held for sale	3,144	7,440
Total Current Assets	10,176	9,751
PROPERTY & EQUIPMENT
Land	5,063	5,072
Land improvements	12,943	12,943
Buildings	22,869	23,465
Machinery and equipment	10,360	10,476
Total Property & Equipment	51,235	51,956
Less accumulated depreciation	(34,237)	(33,445)
Property, net	16,998	18,511
OTHER ASSETS
Deferred development costs	9,564	8,901
Other noncurrent assets	1,181	1,307
Total Other Assets	10,745	10,208
TOTAL ASSETS	$37,919	$38,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$580	$899
Payroll and employee benefits	949	970
Long-term debt, current portion	-	200
Accrued retirement benefits, current portion	142	165
Deferred revenue, current portion	217	260
Other current liabilities	509	453
Total Current Liabilities	2,397	2,947
LONG-TERM LIABILITIES
Accrued retirement benefits	7,937	10,926
Deferred revenue	1,633	1,767
Deposits	2,309	2,680
Other noncurrent liabilities	53	83
Total Long-Term Liabilities	11,932	15,456
TOTAL LIABILITIES	14,329	18,403

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock--no par value, 43,000,000 shares authorized; 19,383,288 and 19,311,528 shares issued and outstanding at December 31, 2021 and 2020, respectively	82,378	81,485
Additional paid in capital	9,184	9,184
Accumulated deficit	(52,324)	(48,904)
Accumulated other comprehensive loss	(15,648)	(21,698)
Total Stockholders’ Equity	23,590	20,067
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$37,919	$38,470

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate	$3,400	$772
Leasing	8,103	5,948
Resort amenities and other	940	820
Total Operating Revenues	12,443	7,540

OPERATING COSTS AND EXPENSES
Real estate	750	600
Leasing	3,495	2,933
Resort amenities and other	1,355	1,193
General and administrative	2,569	2,445
Share-based compensation	1,449	1,632
Depreciation	1,188	1,289
Total Operating Costs and Expenses	10,806	10,092

OPERATING INCOME (LOSS)	1,637	(2,552)
Other income	13	894
Pension and other post-retirement expenses	(4,732)	(475)
Interest expense	(122)	(134)
LOSS FROM CONTINUING OPERATIONS	(3,204)	(2,267)
Loss from discontinued operations, net of income taxes of $0	(216)	(337)
NET LOSS	(3,420)	(2,604)
Pension, net of income taxes of $0	6,050	(900)
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,630	$(3,504)

LOSS PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$(0.17)	$(0.12)
Discontinued Operations	$(0.01)	$(0.02)
Net Loss	$(0.18)	$(0.14)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	19,238	$80,606	$9,184	$(46,300)	$(20,798)	$22,692

Share-based compensation expense			676			676
Issuance of shares for incentive plan	68	865				865
Vested restricted stock issued	60	676	(676)			-
Shares canceled to pay tax liability	(54)	(662)				(662)
Other comprehensive loss-pension					(900)	(900)
Net loss				(2,604)		(2,604)
Balance, December 31, 2020	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067

Share-based compensation expense			705			705
Issuance of shares for incentive plan	60	748				748
Vested restricted stock issued	59	705	(705)			-
Shares canceled to pay tax liability	(48)	(560)				(560)
Other comprehensive income-pension					6,050	6,050
Net loss				(3,420)		(3,420)
Balance, December 31, 2021	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$13,395	$12,684
Cash paid to vendors	(10,410)	(8,773)
Cash paid for payroll and taxes	(1,589)	(1,690)
Cash paid for interest	(9)	(21)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,387	2,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(29)	(81)
Proceeds from sale of property and equipment	4,203	-
Payments for other assets	(74)	(436)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,100	(517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	600	1,397
Payments of long-term debt	(800)	(2,232)
Debt and common stock issuance costs and other	(560)	(662)
NET CASH USED IN FINANCING ACTIVITIES	(760)	(1,497)

NET INCREASE IN CASH	4,727	186
CASH AT BEGINNING OF YEAR	869	683
CASH AT END OF YEAR	$5,596	$869

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(3,420)	$(2,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,301	1,402
Bad debt provision	68	199
Share-based compensation	705	676
Impairment charges	40	196
Loss on disposal of property	29	-
Cost of real estate sales	324	-
Changes in operating assets and liabilities:
Accounts receivable	191	(388)
Retirement liabilities	3,038	324
Accounts payable	(319)	(457)
Other operating assets and liabilities	(570)	2,852
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,387	$2,200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $748,000 and $865,000 in 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Maui Land & Pineapple Company, Inc. is a Hawaii corporation consisting of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries (collectively, the “Company”). The Company owns approximately 23,000 acres of land on the island of Maui, Hawaii and develops, sells, and manages residential, resort, commercial, agricultural, and industrial real estate through the following business segments:

• Real Estate operations consist of land planning and entitlement, development, and sales activities. This segment also included the operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located in the Kapalua Resort through August 2020.

• Leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, and management of potable and non-potable water delivery systems in West and Upcountry Maui, including stewardship and conservation efforts.

• Resort Amenities include the management of operations of the Kapalua Club, a private, non-equity club membership program providing special programs, access, and other privileges at certain amenities at the Kapalua Resort.

BASIS OF ACCOUNTING AND CONSOLIDATION

The accompanying consolidated financial statements of the Company are presented in conformity with generally accepted accounting principles in the United States (“GAAP”) as codified by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive income (loss) include adjustments to the Company’s defined benefit pension plan obligations.

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

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. Impairment losses of $40,000 and $196,000 were recorded in 2021 and 2020, respectively.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs in 2021 or 2020.

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

Sales of real estate assets that are considered central to the Company’s ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in the Company’s consolidated statements of operations and comprehensive income (loss). Sales of real estate assets that are considered peripheral or incidental transactions to the Company’s ongoing major or central operations are reflected as net gains or losses in the Company’s consolidated statements of operations and comprehensive income (loss).

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had deposits in excess of the FDIC limit at December 31, 2021 and 2020. No losses have been accrued to date.

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

NEW ACCOUNTING STANDARDS ADOPTED

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC Topic 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC Topic 740. This ASU became effective in the first quarter of 2021. Certain adjustments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. The ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04 as an update to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform (ASC Topic 848) on financial reporting. The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective through December 31, 2022. In December 2021, the Company’s revolving line of credit facility was amended to discontinue the use of LIBOR as a referenced rate in determining interest due on outstanding borrowings. The Company has determined there is no impact on the Company’s consolidated financial statements or related disclosures.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU apples to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. This ASU requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. The Company is in the process of assessing the impact of the ASU on its consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10 as an update of ASC Topic 832 to increase the transparency of government assistance received by a business entity, including disclosure of the types of transactions, the accounting for those transactions, and the effect of those transactions on its financial statements. The ASU is effective for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures.

LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares from share-based compensation arrangements had been issued. Basic and diluted weighted-average common shares outstanding were 19,353,647 and 19,282,157 at December 31, 2021 and 2020, respectively.

2.	ASSETS HELD FOR SALE

At December 31, 2021 and 2020 assets held for sale consisted of the following:

	2021	2020
	(in thousands)
Kapalua Resort, 46- acre Kapalua Central Resort project	$2,988	$2,978
Upcountry Maui, 646-acre parcel of agricultural land	156	156
Kapalua Resort, Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets	-	4,306
	$3,144	$7,440

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. The closing of the transaction is subject to the satisfaction of certain customary closing conditions, including a due diligence period of 120 days and a closing date no later than March 31, 2022.

In February 2022, the Company entered into an agreement to sell the 646-acre parcel in Upcountry Maui for $9.7 million. Terms of the agreement include a 30-day due diligence period, a closing date 30 days after the last day of the due diligence period, and other customary closing conditions. A $2.0 million refundable deposit was received into escrow.

The Company received net proceeds of approximately $4.2 million from the sale of the Public Utilities Commission (PUC)-regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort in May 2021. The sale was approved by the State of Hawaii PUC subject to certain closing conditions of its Decision and Order. The results of discontinued operations related to the sale of the Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. assets are reflected in Note 9.

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

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). On December 23, 2021, the Company executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (“Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The Company is in compliance with the covenants under the Credit Facility as of December 31, 2021.

5.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC 842 for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)

Minimum rentals	$3,029	$2,719
Percentage rentals	1,503	427
Licensing fees	732	456
Other	1,659	1,236
	$6,923	$4,838

Leased property, net of accumulated depreciation, was $11.2 and $12.7 million at December 31, 2021 and 2020, respectively.

Future minimum rental income for the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2022	$2,346
2023	$1,436
2024	$911
2025	$886
2026	$832
Thereafter	$8,535

6.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)

Defined benefit pension plan	$5,932	$8,790
Non-qualified retirement plan	2,147	2,301
Total	8,079	11,091
Less current portion	(142)	(165)
Non-current portion of accrued retirement benefits	$7,937	$10,926

The Company had two defined benefit pension plans which covered substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company merged the two defined benefit pension plans to streamline the administration of the frozen plan in 2018. The Company also has an unfunded non-qualified retirement plan covering nine of its former employees. The non-qualified retirement plan was frozen in 2009 and future vesting of additional benefits was discontinued.

In November 2021, the Company signed a purchase agreement with an insurer to annuitize the scheduled pension payments of 384 participants currently receiving benefits. Approximately $10.4 million was paid to the insurer from plan assets for the group annuity contract.

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for 2021 and 2020, and the funded status of the plan and assumptions used to determine benefit information at December 31, 2021 and 2020 were as follows:

	2021			2020
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year		$54,655			$54,128
Interest cost		1,237			1,633
Actuarial (gain) loss	(1,160)				3,588
Benefits paid	(14,550)			(4,694)

Benefit obligations at end of year		40,182			54,655

Change in plan assets:
Fair value of plan assets at beginning of year		43,587			44,284
Actual return on plan assets		1,384			3,869
Employer contributions		1,682			128
Benefits paid	(14,550)			(4,694)

Fair value of plan assets at end of year		32,103			43,587

Funded status	$(8,079)			$(11,068)
Accumulated benefit obligations		$40,182			$54,655

Weighted average assumptions to determine benefit obligations:
Discount rate	2.69	-	2.74%	2.28	-	2.35%
Expected long-term return on plan assets		4.00%			4.50%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $15.6 and $21.7 million at December 31, 2021 and 2020, respectively, represent the net actuarial loss which has not yet been recognized as a component of pension expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2021	2020
	(in thousands)
Pension and other benefits:
Interest cost	$1,237	$1,633
Expected return on plan assets	(1,680)	(2,020)
Recognized net actuarial loss	933	839
Settlement expense	4,252	-
Pension expense	$4,742	$452

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss (gain)	$(865)	$1,739
Amortization of recognized loss	(5,185)	(839)
Total recognized (gain) loss in comprehensive income	$(6,050)	$900

Weighted average assumptions used to determine net periodic benefit cost:	2021			2020

Discount rate	2.28	-	2.35%	3.10	-	3.14%
Expected long-term return on plan assets		4.50%			4.75%
Rate of compensation increase		n/a			n/a

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

At December 31, 2021 and 2020, the plan held shares of various Aon Collective Investment Trust (“ACIT”) funds. The fair value of the Company’s pension plan assets by category were as follows:

	2021 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$6,385	1,425	$7,810
ACIT fixed income funds	-	21,114	1,746	22,860
Cash management funds	-	1,433	-	1,433

	$-	$28,932	3,171	$32,103

	2020 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$9,406	1,152	$10,558
ACIT fixed income funds	-	29,958	2,108	32,066
Cash management funds	-	963	-	963

	$-	$40,327	3,260	$43,587

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

An administrative committee consisting of certain senior management employees administers the Company’s defined benefit pension plan. The pension plan assets are allocated among approved asset types based on the plan’s current funded status and other characteristics set by the administrative committee, subject to liquidity requirements of the plan.

Estimated future benefit payments are as follows (in thousands):

Years ending December 31,
2022	$3,087
2023	$2,994
2024	$2,905
2025	$2,822
2026	$2,732
2027 - 2031	$12,234

The Company made a minimum required contribution of $0.6 million to its pension plan in January 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing the deferral of required contributions that would have been otherwise due in 2020. In August 2021, the Company made a voluntary contribution of $1.0 million to its pension plan.

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

Share-based compensation totaled $1.4 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Included in these amounts were approximately $0.7 million of restricted shares of common stock which vested in both 2021 and 2020.

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

Reconciliations between the total income tax benefit and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)

Federal income tax benefit at statutory rate	$(718)	$(547)
Adjusted for:
Permanent differences and other	102	72
Valuation allowance	616	475
Income tax expense	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2021 and 2020:

	2021	2020
	(in thousands)

Net operating loss and tax credit carryforwards	$25,132	$24,956
Joint venture and other investments	(27)	(27)
Accrued retirement benefits	2,545	3,329
Property net book value	2,862	3,357
Deferred revenue	1,083	715
Reserves and other	(5)	29
Total deferred tax assets	31,590	32,359
Valuation allowance	(31,590)	(32,359)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA. The Company had approximately $71.7 million in federal NOL carry forwards at December 31, 2021, that expire from 2028 through 2034. The Company had approximately $85.7 million in state NOL carry forwards at December 31, 2021, that expire from 2028 through 2034. The Company had approximately $5.9 million in federal and state NOL carry forwards at December 31, 2021 that do not expire.

9.	DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission (“PUC”) regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort, subject to certain closing conditions, including PUC approval.

In March 2021, the sale was approved by the PUC subject to certain closing conditions of its Decision and Order. The Company received net proceeds of approximately $4.2 million upon closing of the sale in May 2021.

The results related to the operation of these assets have been reported as discontinued operations in 2021 and 2020 as follows:

	2021	2020
	(in thousands)

Operating revenues	$819	$2,646
Operating costs and expenses	(995)	(2,787)
Impairment loss	(40)	(196)
Loss from discontinued operations	$(216)	$(337)

10.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments in 2021 are as follows:

•

Real Estate includes the development and sale of real estate inventory. The segment also includes operations of Kapalua Realty Company, Ltd., a general brokerage real estate company located within the Kapalua Resort through August 2020.

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

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2021 and 2020 (in thousands) were as follows:

	Real		Resort
	Estate	Leasing	Amenities	Other	Consolidated
2021
Operating revenues (1)	$3,400	$8,103	$940	$-	$12,443
Operating costs and expenses	(750)	(3,495)	(1,355)	-	(5,600)
Depreciation expense	-	(1,177)	-	(11)	(1,188)
General and administrative expenses	(1,049)	(1,121)	(487)	(1,361)	(4,018)
Operating income (loss)	1,601	2,310	(902)	(1,372)	1,637
Pension and other post-retirement expenses					(4,732)
Interest expense					(122)
Other income					13
Loss from continuing operations					$(3,204)

Capital expenditures (3)	$74	$29	$-	$-	$103
Assets (4)	$15,525	$14,684	$800	$6,910	$37,919

	Real		Resort
	Estate	Leasing	Amenities	Other (2)	Consolidated
2020
Operating revenues (1)	$772	$5,948	$820	$-	$7,540
Operating costs and expenses	(600)	(2,933)	(1,193)	-	(4,726)
Depreciation expense	-	(1,278)	-	(11)	(1,289)
General and administrative expenses	(1,075)	(1,131)	(492)	(1,379)	(4,077)
Operating income (loss)	(903)	606	(865)	(1,390)	(2,552)
Pension and other post-retirement expenses					(475)
Interest expense					(134)
Other income					894
Loss from continuing operations					$(2,267)

Capital expenditures (3)	$436	$81	$-	$-	$517
Assets (4)	$14,851	$16,109	$830	$6,680	$38,470

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes assets related to discontinued operations of $4.7 million at December 31, 2020.
(3)	Includes expenditures for property and deferred costs.
(4)	Segment assets are located in the United States.

11.	RESERVES

Allowance for doubtful accounts for 2021 and 2020 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2021	$220	$(66)	$154
2020	$35	$185	$220

12.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. The construction of additional leach fields was completed as of December 31, 2020. Additionally, the installation of a surface aerator, sludge removal system, and natural pond cover using water plants was completed in 2021. Continued testing of wastewater effluent consistently returns results within the allowable ranges. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order. At December 31, 2021, approximately $23,000 was accrued related to the administrative penalty. The Company is presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying consolidated financial statements.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. In 2021, the Company paid approximately $59,000 for the reimbursement of filtration and maintenance costs for the three year period ending December 31, 2020. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded since the Company is unable to estimate the amount, or range of amounts, of any probable liability, if any.

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost. The fair value of debt was estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amount of debt at December 31, 2020 was $0.2 million which approximated fair value. The fair value of debt was measured using the Level 2 inputs. See Note 6 for the classification of the fair value of pension assets.

14.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.3 million, $0.8 million, and $0.7 million at December 31, 2021, 2020, and 2019, respectively.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2021 and 2020, respectively.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

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

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation,” and “Director Compensation” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2021, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Security Ownership of Certain Beneficial Owners and Management” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2021, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under “Review, Approval, or Ratification of Transactions with Related Persons” and “Director Independence” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2021, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under “Independent Registered Public Accounting Firm” in the Maui Land & Pineapple Company, Inc. Proxy Statement, to be filed no later than 120 days after the close of our fiscal year ended December 31, 2021, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Financial Statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

(a)3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Associated, as currently in effect	10-Q	001-06510	3.1	8/4/2010
3.2	Amended Bylaws, as currently in effect	10-K	001-06510	3.2	3/2/2012
4.1	Description of Capital Stock	10-Q	001-06510	10.4	3/3/2020
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3	Loan Agreement, by and between the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.4	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.5	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.6	Fourth Loan Modification Agreement, by and between the Company, dated December 23, 2021					X
10.7	Asset Purchase Agreement, by and between the Company and Hawaii Water Service, Inc., dated December 20, 2019	10-K	001-06510	10.30	3/03/2020
10.8	Purchase and Sale Agreement and Escrow Instructions, by and between the Company and EKN Development Group LLC, dated December 29, 2021					X
10.9	Purchase Contract and Counter Offer, by and between the Company and Mr. Michl Binderbauer and Mr. Hong, Liang dated February 4, 2022					X

10.10#	Offer Letter from the Company to Wade K. Kodama (Chief Financial Officer) dated September 23, 2021	X
21.1	Subsidiaries of the Company	X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 1, 2022	X
24.1	Power of Attorney (included on the signature page of this report)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document	X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Warren H. Haruki and Wade K. Kodama, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Warren H. Haruki	Date: March 1, 2022
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date: March 1, 2022
Stephen M. Case, Director

By	/s/ David A. Heenan	Date: March 1, 2022
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date: March 1, 2022
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date: March 1, 2022
Arthur C. Tokin, Director

By	/s/ Wade K. Kodama	Date: March 1, 2022
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott N. Kodama	Date: March 1, 2022
Scott N. Kodama, Controller
(Principal Accounting Officer)