Form 10-K/A
period 2021-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2022-05-03
CIK 63330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAUI LAND & PINEAPPLE COMPANY, INC.
(Exact name of registrant as specified in its charter)
001-06510
(Commission file number)
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$73,505,704 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2021)	19,517,186 (Number of shares of common stock outstanding at April 30, 2022)

EXPLANATORY
NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 1, 2022, or the Original Filing. The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Filing because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV has been amended to include the currently dated certifications as exhibits.

Except as otherwise expressly noted above, this Amendment does not amend any other information set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and, except where expressly noted, we have not updated the disclosures contained in the Original Filing, including, among other things, the forward-looking statements, to reflect events that have occurred at a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 2, 2022.

Name	Age	Present Position
Executive Officers
Warren H. Haruki	69	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Wade K. Kodama	57	Chief Financial Officer, Treasurer (Principal Financial Officer)
Paulus Subrata	45	Vice President
Non-Employee Directors
Stephen M. Case	63	Director
David A. Heenan(1)(2)(3)	82	Director
Anthony P. Takitani(1)(2)(3)	67	Director
Arthur C. Tokin(1)(2)(3)(4)	77	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.
(4)	Lead independent director.

Executive Officers

The following provides certain biographical information with respect to each of our executive officers who is not a director.

Warren H. Haruki	Mr. Haruki also serves as Chairman of the Board; his biography can be found in the section entitled “Directors.”

Wade K. Kodama
Mr. Kodama joined the Company as Chief Financial Officer in October 2021. Mr. Kodama previously served as the Chief Financial Officer of Hawaii Unified Industries from July 2019 to September 2021. From 2018 to April 2019, Mr. Kodama was the Vice President of Finance at Grace Pacific, LLC, a road building, paving and quarrying company in the State of Hawaii and a subsidiary of Alexander and Baldwin, a publicly traded corporation. From 2016 to 2018, Mr. Kodama served as the Project Controller for Shimmick/Traylor/Granite, a joint venture responsible for the construction of a $985 million Honolulu Rail Transit contract for the City & County of Honolulu. From 2012 to 2016, he served as Vice President of Finance and Chief Information Officer of Weeks Marine, an $800 million dollar a year dredging and marine construction company based out of Cranford, NJ. From 2007 to 2012, Mr. Kodama was the CFO/VP of Finance at Watts Constructors, a $300 million defense and civil contractor and a wholly owned subsidiary of The Weitz Company. Mr. Kodama also serves the Treasurer and board member of Parents and Childer Together, a 401c(3) to serve early education needs and family services for underprivileged youth. Mr. Kodama holds a Bachelor of Business Administration, Accounting from University of Hawaii at Manoa.

Paulus Subrata
Mr. Subrata has served as Vice President of the Company since February 2019. From 2012 to 2019, Mr. Subrata served as our Controller, and from 2010 to 2012, he served as Director of Internal Audit with the Company. Mr. Subrata also serves on the boards of several non-profit organizations and a privately held company. Mr. Subrata holds a Master’s degree in Accounting from the University of Toledo.

Directors

Our Board is currently comprised of five members, each of whom serve for a one‑year term until our 2022 annual meeting of shareholders or until their successors are elected or appointed and qualified. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as our director.

Warren H. Haruki
Mr. Haruki has served as our Chief Executive Officer since May 2009 and Chairman of our Board since January 2009. He has been a director on our Board since 2006. Mr. Haruki has served as President and Chief Executive Officer of Grove Farm Company, Inc., a land development company located on Kauai, Hawaii, since 2005. He was President of GTE Hawaiian Tel and Verizon Hawaii, communications providers, from 1991 to 2003. Mr. Haruki serves on the boards of several privately held companies and not for profit organizations.

Mr. Haruki’s experience in leadership roles, some of which were in public companies, gives him a deep understanding of the role and strategic priorities of the Board. In addition, his experience with operational and financial matters in similar industries as ours positions him well to serve as our Chairman & Chief Executive Officer.

Stephen M. Case
Mr. Case has served as a director on our Board since December 2008. Mr. Case has also served as Chairman and Chief Executive Officer of Revolution LLC, an investment firm, since April 2005; as a Partner of Revolution Growth II, LP, a growth‑stage investment firm, since August 2011; as a Partner of Revolution Growth III, LP, a growth‑stage investment firm, since June 2015; as a Partner of Revolution Ventures II, LP, an early‑stage technology investment firm, since July 2013; as a Partner of Revolution Ventures III, LP, an early-stage technology investment firm, since November 2018; as a Partner of Rise of the Rest Seed Fund, LP, a Revolution early-stage investment firm, since November 2017; as a Partner of Rise of the Rest Seed Fund II, LP, a Revolution early stage investment firm, since March 2019; as a Partner of Rise of the Rest Real Estate Management Company since December 2019; as a member of the board of directors of Sweetgreen, Inc., a food company, since December 2013; and as Chairman of Exclusive Resorts LLC, a membership‑based luxury real estate company, since November 2004. Mr. Case was on the Board of Revolution Foods from June 2014 to July 2019; was on the Board of Bloom Energy Corporation from July 2014 to March 2016; was on the Board of BigCommerce Holdings, Inc. from July 2013 to October 2015; was on the Board of Zipcar, Inc. from December 2010 to March 2013; was Chairman of the Board of Time Warner, Inc. from January 2001 to May 2003; and was Chairman of the Board and Chief Executive Officer of America Online, Inc. from 1995 to January 2001 and was its Chief Executive Officer from 1993 to 1995. Mr. Case holds a Bachelor of Arts in Political Science from Williams College.

Mr. Case is an experienced business leader, whose experience leading other public companies further augments his range of knowledge, providing experience on which he can draw while serving as a member of our Board. In addition, Mr. Case also brings the perspective of our largest shareholder to our Board.

David A. Heenan
Mr. Heenan has served as a director on our Board since January 2018. Mr. Heenan previously served as a member of our Board from 1999 until our annual meeting in 2015. Mr. Heenan had served as a Trustee of The Estate of James Campbell, a private trust in Honolulu, Hawaii, from 1995 to 2018. He was Chairman, President and Chief Executive Officer of Theo. H. Davies & Co., Ltd., the North American holding company for the Hong Kong-based Jardine Matheson, from 1982 to 1995, and served as a director of Bank of Hawaii Corporation from 1993 until 2015. Mr. Heenan is a visiting business professor at the College of William and Mary. He was the Chairman of our Board from May 2003 to March 2004 and has also served the Board as its lead independent director. Mr. Heenan holds an A.B. degree from College of William and Mary, an Master’s of Business Administration from Columbia University and a Ph.D. from the Wharton School of University of Pennsylvania.

Mr. Heenan’s former experience leading a public company, as well as his public company board experience, provides him with a rich depth of experience on which he can draw while serving on our Board.

Anthony P. Takitani
Mr. Takitani has served as a director on our Board since April 2015. Mr. Takitani is an attorney and partner of the law firm Takitani Agaran Jorgensen and Wildman LLP, a firm specializing in real estate, commercial and personal injury law in Maui. Mr. Takitani also served two terms as a legislator in the State of Hawaii House of Representatives. Mr. Takitani is very involved in the Maui community, having served on numerous non-profit boards for organizations such as the Maui Arts & Cultural Center as well as the Board of Directors for Maui Health Systems. Mr. Takitani holds an undergraduate degree from the University of Hawaii at Manoa, and received a Juris Doctor from Southwestern University School of Law in Los Angeles.

Mr. Takitani’s extensive legal background, experience as a legislator, and involvement in the Maui community make him a valuable asset on our Board.

Arthur C. Tokin
Mr. Tokin has served as a director on our Board since May 2010. Mr. Tokin has served as a business consultant with Lum Yip Kee Ltd., a real-estate related business in Honolulu, Hawaii, since 2005. In addition, he served as a business consultant with Title Guaranty of Hawaii, Inc. from 2011 to 2017. From 1992 through 2004, Mr. Tokin was the managing Partner of the Honolulu, Hawaii office of PricewaterhouseCoopers, a global public accounting firm. Mr. Tokin also serves on the boards of several privately held companies and not-for-profit organizations. Mr. Tokin holds a Bachelor’s of Business Administration from the University of Washington and a Master’s of Business Administration from Oregon State University.

Mr. Tokin’s experience in a leadership and governance role with PricewaterhouseCoopers, providing audit and advisory services to a number of significant companies, makes him particularly well suited to serve on our Board. His experience as a proven business leader provides him with the skills necessary to be our lead independent director.

Information Regarding the Board of Directors and Corporate Governance

Communications with our Board

All interested parties wishing to submit written communications to our management and non‑management directors should address their communications to: Board of Directors of Maui Land & Pineapple Company, Inc., or to the specified individual director, c/o Chief Financial Officer, 200 Village Road, Lahaina, Hawaii 96761. All such correspondence will be forwarded to the specified director or in the absence of such specification, to our lead independent director.

Code of Ethics

We adopted a Code of Business Conduct and Ethics, or Code of Ethics, in March 2008, which applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on our website atwww.mauiland.com/investor.shtml. We will disclose any amendment to, or waiver from, any provision of the Code of Ethics by posting such information on our website.

Board Leadership Structure and Risk Oversight

Our Board does not have a policy, one way or the other, on whether the same person should serve as both our Chief Executive Officer and Chairman of our Board or whether the Chairman should be a non‑employee director. Our Board believes that it should have the flexibility to make this determination at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Over the past several years, we have had different leadership structures reflecting our circumstances at the time. Our Board believes that the current leadership structure, with Mr. Haruki serving as Chairman of our Board and Chief Executive Officer, is appropriate, given Mr. Haruki’s experience in serving in both of these roles, his strong leadership capability and the efficiency of having the roles combined. Pursuant to past practice, whenever the Chairman is an employee of the Company, our Board selects a “lead independent director.” Mr. Tokin currently serves as the lead independent director and as such, presides over meetings of the non‑management directors. We believe that this leadership structure provides the appropriate level of independent oversight necessary to ensure that our Board meets its fiduciary obligations to our shareholders, that the interests of management and our shareholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our shareholders.

Our Audit Committee oversees our risk management functions, the purpose of which is to identify potential events and risks that may affect our business and objectives including, without limitation, financial, cybersecurity and compliance risks. To fulfill this duty, the committee works with our external auditors and management to highlight significant enterprise‑wide risks, to establish operational plans to control and mitigate risks and to monitor and review the risk management function. Our Audit Committee discusses its findings with our Board and consults with our Board on all major decisions.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and beneficial owners of more than 10% of the outstanding shares of our common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC and to furnish us with copies of such reports. To our knowledge, based solely upon a review of such reports and amendments thereto received by us during or with respect to the most recent fiscal year and upon written representations regarding all reportable transactions, we believe that all Section 16(a) reports were filed on a timely basis.

Information Regarding Committees of the Board

Our Board has established three standing committees: our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee. Our Board has approved a written charter for each of these committees, and each such charter as well as our Corporate Governance Guidelines are posted on our website at www.mauiland.com/investor.shtml.

Name	Audit	Compensation	Nominating and Corporate Governance
Warren H. Haruki
Stephen M. Case
David A. Heenan	X	X*	X
Anthony B. Takitani	X	X	X*
Arthur C. Tokin	X*	X	X
*Chairman of the respective committee.

Board and Committee Meetings

During 2021, our Board held four meetings; our Audit Committee held four meetings; our Compensation Committee held two meetings; and our Nominating and Governance Committee held one meeting. Our Board and each committee conduct annual self‑evaluations of their effectiveness. In 2021, all directors attended 100% of the aggregate meetings of our Board and committees on which they serve. The non‑management directors met twice in 2021 with Mr. Tokin, the lead independent director, presiding at such meetings. Board members are encouraged, but not required, to attend our annual meetings.

Audit Committee

Members of our Audit Committee are currently Messrs. Tokin (Chairman), Heenan and Takitani. All of our Audit Committee members are independent, as defined by the listed company standards of the NYSE and by the rules of the SEC. Our Board has determined that all members of our Audit Committee are “audit committee financial experts” as defined in the rules and regulations of the SEC.

Our Audit Committee is responsible for, among other things, monitoring the integrity of our consolidated financial statements, our system of internal accounting controls and financial reporting processes, and the overall performance of our internal auditors. Our Audit Committee is also responsible for hiring, determining compensation for, and reviewing the independence and performance of, our independent registered public accounting firm.

Compensation Committee

Members of our Compensation Committee are currently Messrs. Heenan (Chairman), Takitani and Tokin. All of our Compensation Committee members are independent, as defined by the listed company standards of the NYSE and by the rules of the SEC.

Our Compensation Committee reviews and approves the compensation plans, salary recommendations and other matters relating to compensation of our named executive officers and directors. Compensation recommendations regarding the named executive officers (except for the Chief Executive Officer) and directors are generally provided to our Compensation Committee by our Chief Executive Officer and approved by the committee. Our Chief Executive Officer’s total compensation is recommended by our Compensation Committee and approved by our Board. Our Compensation Committee generally retains the services of a compensation consultant to evaluate the compensation of our named executive officers and directors.

Our Compensation Committee has the sole authority to retain and terminate outside counsel and other outside experts or consultants, at our expense, as deemed appropriate.

Nominating and Governance Committee

Members of our Nominating and Governance Committee are currently Messrs. Takitani (Chairman) Heenan and Tokin. All of our Nominating and Governance Committee members are independent, as defined by the listed company standards of the NYSE and by the rules of the SEC.

Our Nominating and Governance Committee identifies, evaluates, and recommends qualified candidates to our Board for nomination and election. Our Nominating and Governance Committee’s policy with respect to director candidates recommended by shareholders is that it will consider any such director candidates on the same basis as candidates identified by the committee. Names and resumes of prospective directors should be addressed to Nominating and Governance Committee of Maui Land & Pineapple Company, Inc., c/o Chief Financial Officer, 200 Village Road, Lahaina, Hawaii 96761.

The criteria that will be applied in evaluating any candidate considered by our Nominating and Governance Committee, including those recommended by shareholders, includes whether or not the candidate:

•	is familiar with the communities of Maui and Hawaii in general;

•	possesses personal and professional integrity, sound judgment and forthrightness;

•	has sufficient time and energy to devote to our affairs;

•	is willing to challenge and stimulate management and is able to work as part of a team in an environment of trust;

•	has an open‑minded approach to, and the resolve to independently analyze, matters presented for consideration;

•	will add specific value by virtue of particular technical expertise, experience or skill relevant to our business; and

•
understands business and financial affairs and the complexities of a business organization. While a career in business is not essential, a nominee should have a proven record of competence and accomplishment through leadership in industry, non‑profit organizations, the professions or government.

Our Nominating and Governance Committee has not adopted any formal diversity policy with respect to the nomination of qualified director candidates. However, our Nominating and Governance Committee may consider diversity, broadly defined to include a diversity of opinions, perspectives and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics, in the context of the requirements of our Board at any specific point in time.

Our Nominating and Governance Committee identifies nominees for positions on our Board by requesting names of potential candidates from the other Board members and from our executive officers. The full Board is responsible for final approval of new director candidates, as well as the nomination of existing directors for reelection. With respect to existing directors, prior to making its recommendation to the full Board, our Nominating and Governance Committee, in consultation with the Chairman of our Board, reviews each director’s continuation on our Board as a regular part of the nominating process.

Our Nominating and Governance Committee is authorized by its charter to retain a third-party search firm to identify potential nominees to our Board. Our Nominating and Governance Committee reviews resumes of interested candidates and selects those that pass the initial screening for personal interviews, screening, and for final recommendation to our Board.

Item 11.	EXECUTIVE COMPENSATION

Overview

This section discusses the material components of the executive compensation program offered to our principal executive officer, our two other most highly compensated executive officers, and one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of our last completed fiscal year, or, collectively, our “named executive officers.” This narrative discussion of the compensation objectives, policies and arrangements that apply to our named executive officers is intended to be read in conjunction with the “Summary Compensation Table” and related disclosures set forth below. We are a “smaller reporting company” as defined in applicable SEC rules. In preparing the disclosure in this section, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies.” This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt following our 2022 annual meeting of shareholders may differ materially from the compensation policies and arrangements summarized in this discussion.

Named Executive Officers

Our named executive officers for the year ended December 31, 2021 were:

●	Warren H. Haruki, our Chairman and Chief Executive Officer (Principal Executive Officer)
●	Wade K. Kodama, our Chief Financial Officer (Principal Financial Officer)
●	Michael S. Hotta, our Former Chief Financial Officer (Former Principal Financial Officer); and
●	Paulus Subrata, our Vice President.

Compensation Overview

The primary objective of our executive compensation program is to attract and retain executives with the skills necessary to lead us in pursuing our mission, achieving our strategic objectives, and creating long-term value for our stockholders. We recognize there is significant competition for talented executives, especially within the geographic regions in which our operations are located, and it can be particularly challenging for companies with limited operating histories to recruit and retain executives, and other key employees, with the food industry experience necessary to achieve our goals.

Our compensation committee, which is comprised solely of independent directors, assists the Board in developing and reviewing the compensation programs and strategy applicable to our executive officers and directors, and overseeing our overall compensation philosophy. We expect our compensation committee will review our executive compensation program in light of market compensation amounts paid by companies that compete with us for management talent, taking into account factors such as total enterprise value, total revenue, growth rate, number of employees, and industry.

Compensation Goals and Principles

In developing our executive compensation program, our compensation committee is guided by the following goals and principles:

●
attract, retain, and incentivize executives with the background, experience, and vision necessary to lead us in pursuing our mission, achieving our strategic objectives, and creating long-term value for our shareholders;

●	provide a compensation package that is generally competitive with other companies in our industry that operate in similar geographic locations and are of a similar size and stage of growth;
●
provide a compensation package that ties a meaningful portion of the cash bonus opportunity to the achievement of Company objectives that reflect the success of our business, and are important to the creation of long-term value for our stockholders; and

●
align the interests of our executives with those of our shareholders by issuing a meaningful portion of total compensation opportunity in the form of equity-based awards linked to the value of our common stock.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by, and paid to each of our named executive officers for the years ended December 31, 2021 and December 31, 2020:

Name and Principal Position	Year	Salary ($)	Stock Awards Annual ($) (1)	Stock Awards Long-Term ($)(2)	All Other Compensation ($) (3)	Total
Warren H. Haruki	2021	$415,000	$415,000	$265,600	$762	$1,096,362
Chairman & Chief Executive Officer	2020	$415,000	$612,125	$391,760	$821	$1,419,706
(Principal Executive Officer)

Wade K. Kodama (4)	2021	$44,577	$13,300	$13,300	$0	$71,177
Chief Financial Officer
(Principal Financial Officer)

Michael S. Hotta (4)	2021	$147,232	$0	$0	$287	$147,519
Former Chief Financial Officer	2020	112,581	45,774	45,774	32	204,161
(Former Principal Financial Officer)

Paulus Subrata	2021	$152,885	$61,200	$61,200	$180	$275,465
Vice President	2020	150,000	88,500	88,500	187	327,187

(1)
Stock Awards Annual is the annual incentive compensation payable in common stock of the Company. Amounts reflect the aggregate grant date fair value of our common stock in accordance with FASB ASC Topic 718. Refer to the section entitled “Incentive-Based Compensation.”

(2)
Stock Awards Long Term is the long-term incentive compensation payable in common stock of the Company over three years, vesting quarterly. Amounts reflect the aggregate grant date fair value of our common stock in accordance with FASB ASC Topic 718. Refer to the section entitled “Incentive-Based Compensation.”

(3)	All Other Compensation includes the value of life insurance benefits.

(4)
Mr. Hotta resigned the position of Chief Financial Officer on September 3, 2021. Mr. Kodama filled the vacant position on October 1, 2021. Mr. Kodama’s offer of employment was filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on March 1, 2022.

Narrative to Summary Compensation Table

Our Compensation Committee has retained the services of Pay Governance, LLC, an outside compensation consultant, to assist in the evaluation of compensation packages offered to our named executive officers. Compensation levels and incentive structures in 2021 and 2020 were based on studies in October 2020 and 2019 by Pay Governance, LLC, of market data from peer companies in the real estate management and development industries comparable to our Company.

In February 2022, 41,417, 1,327 and 6,108 shares of common stock of the Company were granted to Messrs. Haruki, Kodama, and Subrata respectively, for 2021 annual incentive compensation. Shares granted for annual incentive compensation are not subject to vesting. In February 2021, 49,029, 3,666, and 7,089 shares of common stock of the Company were granted to Messrs. Haruki, Hotta and Subrata respectively, for 2020 annual incentive compensation.

In February 2022, 26,507, 1,327 and 6,108 restricted shares of common stock of the Company that vest quarterly over three years were granted to Messrs. Haruki, Kodama and Subrata, respectively, for 2021 long-term incentive compensation. In February 2021, 31,378, 3,666, and 7,089 restricted shares of common stock of the Company that vest quarterly over three years were granted to Messrs. Haruki, Hotta, and Subrata, respectively, for 2020 long-term incentive compensation. Messrs. Haruki and Subrata have voting and regular dividend rights with respect to the unvested restricted shares, but have no right to dispose of them until such time as they are vested. The restricted shares will fully vest if there is a change-in-control of the Company, as defined by the Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan, or the 2017 Plan.

Terms of Employment

None of our named executive officers (each, an “NEO”) has a written employment agreement with the Company, other than an offer letter with Mr. Kodama. The material terms of employment for the Named Executive Officers, or the NEO’s, include:

●	Specific responsibilities, duties and professional expectations of the position,
●
Compensation of annual base salary and the Equity Incentive Plan awards of both annual and long term incentives based on the annual compensation study conducted by independent third party and approved by the Compensation Committee,

●	Executive severance plan (details of the plan are disclosed below),
●	Adherence to the confidentiality obligations, and

●	Adherence to the Code of Business Conduct and Ethics.

Below is a summary of our employment arrangements with each of our NEO’s. For additional information regarding their severance arrangements, refer to the section entitled “Executive Severance Plan .”

Warren  H. Haruki

            Pursuant to his employment arrangement with the Company, Mr. Haruki received an annual base salary of $415,000. In addition, Mr. Haruki received an annual incentive award of our common stock equal to 80% achievement of 125% of his base salary. For the year ending December 31, 2021, this amounted to $415,000.at the time of grant. Mr. Haruki also receives a long term incentive award equal to 80% achievement of 80% of his base salary each year, which is subject to quarterly vesting for a period of three years, and amounted to $265,600 for the year ending December 31, 2021.

    Wade K. Kodama

            Pursuant to his employment arrangement with the Company, Mr. Kodama’s annual base salary was $190,000 or which $44,577 was paid due to his starting date of October 1, 2021. In addition, Mr. Kodama received an annual incentive award of our common stock equal to 80% achievement of 35% of his prorated base salary. For the year ending December 31, 2021, this amounted to $13,300 at the time of grant. Mr. Kodama also receives a long term incentive award equal to 80% achievement of 35% of his prorated base salary each year, which is subject to quarterly vesting for a period of three years, and amounted to $13,300 for the year ending December 31, 2021.

     Paulus Subrata

            Pursuant to his employment arrangement with the Company, Mr. Subrata received an annual base salary of $152,885. In addition, Mr. Subrata receives an annual incentive award of our common stock equal to 80% achievement of 50% of his base salary. For the year ending December 31, 2021 this amounted to $61,200 at the time of grant. Mr. Subrata also receives a long term incentive award equal to 80% achievement of 50% of his base salary each year, which is subject to quarterly vesting for a period of three years, and amounted to $61,200 for the year ending December 31, 2021.

Incentive-Based Compensation

Our Compensation Committee annually reviews and approves an Incentive Compensation Plan for our named executive officers and certain members of management. Payouts under the 2021 and 2020 Incentive Compensation Plans were payable in common stock of the Company and were based on achieving predetermined thresholds under performance measurements weighted as follows: for 2021, adjusted EBIDTA (as defined), 20%, sale of assets and real estate, 30%, and increase in shareholder value, 50%; and for 2020, adjusted EBIDTA (as defined), 20%, sale of assets and real estate, 30%, and increase in shareholder value, 50%. During 2021 and 2020, thresholds were exceeded for all performance measurements resulting in payout percentages of 80% and 118%, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

		Stock Awards
Name	Award Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
Warren H. Haruki	2/10/2021	23,534(2)	$234,598
	2/13/2020	12,900(3)	128,484
	2/20/2019	2,964(4)	29,521

Paulus Subrata	2/10/2021	5,317(2)	$52.957
	2/13/2020	1,230(3)	12,251
	2/20/2019	203(4)	2,022

(1)	The amounts in this column were calculated based on the closing price of our common stock as of December 31, 2021, which was $9.96, as reported by NYSE.

(2)
This amount represents shares subject to a restricted stock award that was granted on February 10, 2021 and remained unvested as of December 31, 2021. The shares vest quarterly over a three-year period and will fully vest if there is a change-in-control of the Company, as defined by the 2017 Plan.

(3)
This amount represents shares subject to a restricted stock award that was granted on February 13, 2020 and remained unvested as of December 31, 2020. The shares vest quarterly over a three-year period and will fully vest if there is a change-in-control of the Company, as defined by the 2017 Plan.

(4)
This amount represents shares subject to a restricted stock award that was granted on February 20, 2019 and remained unvested as of December 31, 2019. The shares vest quarterly over a three-year period and will fully vest if there is a change-in-control of the Company, as defined by the 2017 Plan.

Executive Severance Plan

The Company maintains an Executive Severance Plan, or Severance Plan, to retain key executives and encourage such executives to use their best business judgment in managing the affairs of the Company. The Severance Plan is administered by our Compensation Committee and provides certain severance benefits in the event an executive is involuntary terminated. As of December 31, 2021, the Severance Plan covered the Company’s named executive officers.

Under the terms of the Severance Plan, if a participant experiences (a) a separation from service as a result of the participant’s death or disability or (b) an involuntary separation from service by the Company without cause or as a result of the participant’s resignation for good reason, the Company shall pay to the participant certain severance benefits as defined in the Severance Plan. If a participant is terminated by the Company for cause or resigns without good reason, the participant is not entitled to any severance payments or benefits.

The following table shows the potential payments that would have been made to the Company’s named executive officers under the terms of the Severance Plan, assuming a separation date of December 31, 2021:

Name / Benefit	Severance Pay	Incentive Compensation Plan Severance (1) (3)	Health Insurance (2)	Total
Warren H. Haruki
Termination upon death or disability	$415,000	$842,243	-	$1,257,243
Termination without cause or resignation for good reason (2)	830,000	1,684,486	46,413	2,560,899

Wade K. Kodama (ineligible until 10/1/2022)
Termination upon death or disability	-	-	-	-
Termination without cause or resignation for good reason (2)	-	-	-	-

Paulus Subrata
Termination upon death or disability	76,443	116,513	-	192,955
Termination without cause or resignation for good reason (2)	152,885	233,025	25,819	411,729

(1)	Represents the average value of previous two-years of granted incentive awards to NEO.

(2)
Continued coverage for the participant and any dependents under the Company’s group health plan in which the participant and any dependents were entitled to participate immediately prior to the participant’s separation from service.

(3)
Payable in separate and distinct equal installment payments in accordance with the Company’s regular payroll practice at the time of the participant’s separation from service, for the period beginning on the date of such separation from service and ending on the earliest to occur of: (1) for the Chief Executive Officer, on the twenty-four month anniversary of the date of the Chief Executive Officer’s separation from service, (2) for the Chief Financial Officer, on the eighteen month anniversary of the date of the Chief Financial Officer’s separation from service, (3) for the Vice President, on the twelfth month anniversary of the date of the Vice President’s separation from service, (4) the first date the participant violates any restrictive covenant that may be described in his or her employment offer letter or employment agreement, including, without limitation, any non-competition, non-solicitation, non-disparagement or confidentiality covenant, (5) the fifth day following the date of the participant’s termination in the event the Company has not received by that date a general release executed by the participant and the participant’s voluntary waiver of any review period, or (6) the first date of the participant’s revocation of the general release.

Director Compensation

The following table provides information regarding non-employee director compensation for the fiscal year ended December 31, 2021:

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards ($)(3)	Total ($)
Stephen M. Case	$36,000	$63,000	$99,000
David A. Heenan	36,000	63,000	99,000
Anthony P. Takitani	36,000	63,000	99,000
Arthur C. Tokin	36,000	63,000	99,000

(1)	Compensation for our Chairman & Chief Executive Officer, Warren H. Haruki, is provided in the “Executive Compensation” section below.

(2)
Consists of a quarterly retainer. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel and other reasonable out‑of‑pocket expenses that are related to service on our Board.

(3)
Aggregate grant date fair value (computed in accordance with FASB ASC topic 718) of stock awards granted in 2021, which vest quarterly. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022. As of December 31, 2021, Messrs. Case, Heenan, Takitani and Tokin each had 1,392 restricted shares vested on March 31, 2022.

In 2021, all non‑employee directors received an annual cash retainer fee of $36,000 paid quarterly. Each director is expected to perform committee service and to attend meetings; therefore, we do not pay additional compensation for committee service or for attending meetings. Non‑employee directors were also granted restricted Common Stock, or restricted shares, which vest quarterly over the term of the director’s service. The restricted shares were granted under the 2017 Plan to the director at the time he or she is elected, re‑elected or appointed to our Board. The directors have voting and regular dividend rights with respect to the unvested restricted shares but have no right to dispose of them until such time as they are vested. All unvested restricted shares are forfeited upon the director’s termination of his position as a member of the Board for any reason.

In 2021, Messrs. Case, Heenan, Takitani and Tokin were each granted 5,568 restricted shares – 1,392 shares vesting quarterly – upon their election to our Board for the one‑year term ending with our annual meeting on April 27, 2022 (fair value on April 28, 2021 of $11.32 per share).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The 2017 Plan is the Company’s current equity compensation plan. Participants of the 2017 Plan include NEO, Non-NEO employees and Directors of the Company. For NEO and Non-NEO, there is an annual component with a lump sum award and a long term component where shares are vested over 12 calendar quarters subsequent to the issuance date. The award and grant for the NEO are approved and granted by the Compensation Committee. For Non-NEO the award and grant are approved by the CEO. For the Directors of the Company, the stock compensation component of the annual Board compensation is awarded and granted through the 2017 Plan. The Directors’ award amounts are determined by the Annual Compensation Study and accepted by the Compensation Committee and approved by the Board of Directors.

The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021. The 2017 Plan was approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Plan	1,305,093	325,402	979,691

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of April 30, 2022, by (i) each beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each of our directors, (iii) our named executive officers, and (iv) all of our directors and named executive officers as a group. Unless otherwise indicated and subject to applicable community property and similar statutes, all persons listed below have sole voting and investment power over all shares of Common Stock beneficially owned.

Name and Address of Beneficial Owner	Number of shares of Common Stock Beneficially Owned(1)	Approximate Percent Owned(1)
BENEFICIAL OWNER OF MORE THAN 5%
TSP Capital Management Group, LLC (2)
382 Springfield Avenue, Suite 500
Summit, NJ 07901	1,220,593	6.3%
DIRECTORS AND NAMED EXECUTIVE OFFICERS(3)
Stephen M. Case(4)	11,983,386	61.4%
Warren H. Haruki	487,301	2.4%
Wade K. Kodama		*
Michael S. Hotta	5,285	*
Paulus Subrata	4,993	*
David A. Heenan	22,579	*
Arthur C. Tokin	52,086	*
Anthony P. Takitani	36,517	*
All Directors and Executive Officers as a group (seven persons)(5)	12,592,147	64.5%

*	Less than 1%

(1)
Information in this table concerning directors and named executive officers is based upon information supplied by our directors and named executive officers. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 19,517,186 shares of Common Stock outstanding as of April 30, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of April 30, 2022, are deemed outstanding.

(2)
Based on a Schedule 13G/A dated January 14, 2022 filed with the SEC. The Schedule 13G/A states that TSP Capital Management Group, LLC has sole dispositive power with respect to 1,220,593 shares of our common stock.

(3)	The business address of each director and named executive officer listed is c/o Maui Land & Pineapple Company, Inc., 200 Village Road, Lahaina, Hawaii 96761.

(4)
Substantially all shares beneficially owned by Stephen M. Case are owned by the Stephen M. Case Revocable Trust. Mr. Case is the sole trustee of the Stephen M. Case Revocable Trust and has the sole power to vote the stock and to sell or otherwise make investment decisions with respect to the shares. Mr. Case has pledged substantially all of his shares to Bank of Hawaii as collateral security for certain obligations.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by our Audit Committee for any possible conflicts of interest. A “related party transaction” that must be disclosed in this Item 13 of Form 10-K if it includes any transaction or series of transactions exceeding the lesser of (i) $120,000, or (ii) 1% of the average of our total assets at year-end for the last two completed years, in which we are a participant and any related person has a material interest. Related persons would include our directors, executive officers (and immediate family members of our directors and executive officers), and persons controlling over five percent of our outstanding Common Stock. Our Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to us; (ii) the terms of the transaction; and (iii) the terms available to unrelated third parties or to employees generally. Our Audit Committee will generally seek consensus of the transaction from the independent directors. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the committee’s deliberations. There were no transactions required to be reported in this Item 13 of Form 10-K/A since January 1, 2020.Director Independence

Both the listing standards of the NYSE and our Bylaws require that a majority of our Board be independent within the meaning of the listing standards of the NYSE. Our Nominating and Governance Committee annually evaluates the independence of each director and nominee for director, based on the rules prescribed by the listing standards of the NYSE and an evaluation of the transactions, if any, between us and the other entities with whom the director has an affiliation. After completing its annual evaluation, our Nominating and Governance Committee concluded that (i) Warren H. Haruki, who is Chairman of our Board, is not independent because he serves as our Chief Executive Officer; and (ii) Stephen M. Case is not independent because of the materiality of his beneficial ownership in our outstanding shares. Our Board has affirmatively determined that Messrs. Heenan, Takitani and Tokin are independent pursuant to the NYSE standards for independence.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Fees for services performed for us by our independent registered public accounting firm, Accuity LLP, for the years ended December 31, 2021 and 2020, including expenses incurred in connection with these services, were as follows:

	2021	2020
Audit Fees	$158,000	$174,000
Audit-Related Fees	—	—
Tax Fees	30,000	30,000
All Other Fees	—	—
Total Fees	$188,000	$204,000

Auditor Information:

Auditor Name:	Accuity LLP
Auditor Firm ID:	ID 2866
Auditor Location:	Honolulu, Hawaii

Audit Fees

Audit fees are primarily attributable to professional services rendered in connection with the audits of our consolidated financial statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2021 and 2020, the reviews of our condensed consolidated financial statements included in our Quarterly Reports on Form 10‑Q, and audits of internal control over financial reporting as of December 31, 2021 and 2020.

Audit-Related Fees

There were no fees billed by Accuity LLP for professional services under “Audit-Related Fees.”

Tax Fees

Tax fees were for professional services rendered for tax compliance and various tax consultations.

Our Audit Committee has considered whether the provision of these tax services by Accuity LLP is compatible with maintaining the independence of Accuity LLP and has determined that the provision of such services by Accuity LLP has not adversely affected the independent registered public accounting firm’s independence.

All Other Fees

There were no fees billed by Accuity LLP for professional services under “All Other Fees.”

Audit Committee Policy—Approval of Fees

It is the policy of our Audit Committee of our Board that all audit and permissible non‑audit services provided by our independent registered public accounting firm and related fees paid to our independent registered public accounting firm must be approved in advance by the Audit Committee. As part of this review, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. All of the above described services provided by Accuity LLP were approved in advance by the Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

*	Filed Herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Warren H. Haruki
Warren H. Haruki Chief Executive Officer

Pursuant to the requirements of the Exchange Act, as amended, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Warren H. Haruki	Date: May 2, 2022
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date: May 2, 2022
Stephen M. Case, Director

By	/s/ David A. Heenan	Date: May 2, 2022
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date: May 2, 2022
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date: May 2, 2022
Arthur C. Tokin, Director

By	/s/ Wade K. Kodama	Date: May 2, 2022
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott N. Kodama	Date: May 2, 2022
Scott N. Kodama, Controller
(Principal Accounting Officer)