Form 10-Q
period 2022-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2022-05-10
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2022
Common Stock, no par value	19,517,186 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other factors described from time to time in our reports filed with the SEC. Although we believe our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31 2021 (audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$5,831	$5,596
Restricted cash	2,300	-
Accounts receivable, net	1,187	1,103
Prepaid expenses and other assets	278	333
Assets held for sale	3,157	3,144
Total current assets	12,753	10,176

PROPERTY & EQUIPMENT	51,235	51,235
Accumulated depreciation	(34,510)	(34,237)
Property & equipment, net	16,725	16,998

OTHER ASSETS
Deferred development costs	9,566	9,564
Other noncurrent assets	1,181	1,181
Total other assets	10,747	10,745
TOTAL ASSETS	$40,225	$37,919

LIABILITIES & STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$774	$580
Payroll and employee benefits	591	949
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	2,796	217
Other current liabilities	503	509
Total current liabilities	4,806	2,397

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	7,862	7,937
Deferred revenue, net of current portion	1,600	1,633
Deposits	2,278	2,309
Other noncurrent liabilities	53	53
Total long-term liabilities	11,793	11,932
TOTAL LIABILITIES	16,599	14,329

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,430,409 and 19,383,288 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	82,876	82,378
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(52,942)	(52,324)
Accumulated other comprehensive loss	(15,492)	(15,648)
Total stockholders' equity	23,626	23,590
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$40,225	$37,919

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate	$-	$-
Leasing	2,031	1,801
Resort amenities and other	217	258
Total operating revenues	2,248	2,059

OPERATING COSTS AND EXPENSES
Real estate	90	97
Leasing	741	840
Resort amenities and other	510	412
General and administrative	756	719
Share-based compensation	379	349
Depreciation	274	300
Total operating costs and expenses	2,750	2,717

OPERATING LOSS	(502)	(658)
Other income	-	13
Pension and other post-retirement expenses	(114)	(116)
Interest expense	(2)	(33)
LOSS FROM CONTINUING OPERATIONS	$(618)	$(794)
Loss from discontinued operations, net	-	(140)
NET LOSS	$(618)	$(934)
Pension, net	156	221
TOTAL COMPREHENSIVE LOSS	$(462)	$(713)

LOSS PER COMMON SHARE-BASIC AND DILUTED
Loss from Continuing Operations	$(0.03)	$(0.04)
Loss from Discontinued Operations	$-	$(0.01)
Net Loss	$(0.03)	$(0.05)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	273			767
Vested restricted stock issued	24	273	(273)			-
Shares canceled to pay tax liability	(26)	(269)				(269)
Other comprehensive income - pension					156	156
Net loss				(618)		(618)
Balance, March 31, 2022	19,430	$82,876	$9,184	$(52,942)	$(15,492)	$23,626

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	163			911
Vested restricted stock issued	14	163	(163)			-
Shares canceled to pay tax liability	(34)	(424)				(424)
Other comprehensive income - pension					221	221
Net loss				(934)		(934)
Balance, March 31, 2021	19,352	$81,972	$9,184	$(49,838)	$(21,477)	$19,841

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,817	$(513)

CASH USED IN INVESTING ACTIVITIES
Payments for property and deferred development costs	(13)	(74)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	600
Debt and common stock issuance costs and other	(269)	(424)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(269)	176

NET INCREASE (DECREASE) IN CASH	2,535	(411)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,596	869
CASH AND RESTRICTED CASH AT END OF PERIOD	$8,131	$458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$5

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

●	The aggregate value of common stock of the Company issued to certain members of the Company’s management totaled $494,000 and $748,000 for the three months ended March 31, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, collectively, the “Company”) in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and pursuant to the instructions to Form 10-Q and Article 8 promulgated by Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods ended March 31, 2022 and 2021. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in these condensed consolidated interim statements are not necessarily indicative of results for a full year.

3.	RESTRICTED CASH

Restricted cash of $2.3 million at March 31, 2022 consisted of deposits held in escrow from the prospective buyers of properties held for sale.

4.	SHARES – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2022 and 2021 were 19,398,085 and 19,327,739, respectively.

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

5.	PROPERTY

Property at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
	(in thousands)
Land	$5,063	$5,063
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,360	10,360
Total property	51,235	51,235
Less accumulated depreciation	34,510	34,237
Property & equipment, net	$16,725	$16,998

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

6.         ASSETS HELD FOR SALE

Assets held for sale at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$3,001	$2,988
Upcountry Maui, 646-acre parcel of agricultural land	156	156
	$3,157	$3,144

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 5, 2022, terms of the agreement were amended to extend the diligence period to May 19, 2022 and extend the closing date to two weeks following the expiration of the diligence period. The buyer transferred a non-refundable deposit of $300,000 into escrow on March 31, 2022.

In February 2022, the Company entered into an agreement to sell the 646-acre parcel in Upcountry Maui for $9.7 million. Terms of the agreement include a 30-day due diligence period, a closing date 30 days after the last day of the due diligence period, and other customary closing conditions. On May 2, 2022, the agreement was amended to extend the diligence period to May 16, 2022 and extend the closing date to no later than May 20, 2022. A $2.0 million deposit that was transferred into escrow on March 31, 2022 becomes non-refundable at the end of the diligence period.

The above assets held for sale have not been pledged as collateral under the Credit Facility (as defined in Note 7).

7.         LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”) maturing on December 31, 2025. The Credit Facility provides options for revolving or term loan borrowing. Interest on revolving loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The outstanding balance of the Credit Facility was zero as of March 31, 2022. The Company believes it was in compliance with the covenants under the Credit Facility as of March 31, 2022.

8.         SHARE-BASED COMPENSATION

The Company’s directors, officers and certain members of management receive a portion of their compensation in restricted shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (“Equity Plan”). Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan vest quarterly and have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

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

Share-based compensation totaled [approximately] $379,000 and $349,000 for the three months ended March 31, 2022 and 2021, respectively. Included in these amounts were $273,000 and $163,000 of restricted shares of common stock which vested during the first three months of 2022 and 2021, respectively.

9.         ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
	(in thousands)

Defined benefit pension plan	$5,875	$5,932
Non-qualified retirement plans	2,129	2,147
Total	8,004	8,079
Less current portion	142	142
Non-current portion of accrued retirement benefits	$7,862	$7,937

The Company has a defined benefit pension plan which covers substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under the plan were frozen. The Company also has an unfunded non-qualified retirement plan covering nine of its former executives. The non-qualified retirement plan was frozen in 2009 and future vesting of additional benefits was discontinued.

The net periodic benefit costs for pension and postretirement benefits for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)
Interest cost	$264	$309
Expected return on plan assets	(306)	(414)
Amortization of net actuarial loss	156	221
Pension and other postretirement expenses	$114	$116

10.         CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.4 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,000 for the three months ended March 31, 2022.

Escrowed deposits

The Company has $2.3 million of deposits held in escrow from the prospective buyers of properties held for sale at March 31, 2022.

11.         INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax basis of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets as of March 31, 2022 and December 31, 2021, respectively.

12.         REPORTABLE OPERATING SEGMENTS

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

Reportable operating segment revenues and income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)
Operating Segment Revenues
Real estate	$-	$-
Leasing	2,031	1,801
Resort amenities and other	217	258
Total Operating Segment Revenues	$2,248	$2,059
Operating Segment Income (Loss)
Real estate	$(90)	$(97)
Leasing	1,290	961
Resort amenities and other	(293)	(154)
Total Operating Segment Income	$907	$710

13.         LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rents based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)

Minimum rentals	$823	$757
Percentage rentals	394	117
Licensing fees	222	125
Other (primarily common area recoveries)	237	214
Total	$1,676	$1,213

14.         DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission (“PUC”) regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The Company received net proceeds of approximately $4.2 million upon closing of the sale in May 2021. A loss of approximately $0.1 million was reported in discontinued operations for the three months ended March 31, 2021.

15.         COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. Continued testing of wastewater effluent consistently returns results within the allowable ranges. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order. At March, 31 2022 and  December 31, 2021, approximately $23,000 was accrued related to the administrative penalty. The Company is presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying consolidated financial statements.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations after consultation with legal counsel.

16.         FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost.

17.          RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

•

Leasing—Our leasing operations include commercial, agricultural and industrial land and property leases, licensing of our registered trademarks and trade names, management of ditch, reservoir, and well systems that provide potable and non-potable water in West and Upcountry Maui, and the stewardship of conservation areas.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

CONSOLIDATED

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)

Operating revenues	$2,248	$2,059
Segment operating costs and expenses	(1,341)	(1,349)
General and administrative	(756)	(719)
Share-based compensation	(379)	(349)
Depreciation	(274)	(300)
Operating loss	(502)	(658)
Other income	-	13
Pension and other postretirement expenses	(114)	(116)
Interest expense	(2)	(33)
Loss from Continuing Operations	(618)	(794)
Loss from Discontinued Operations	-	(140)
Net loss	$(618)	$(934)

Loss from Continuing Operations per Common Share	$(0.03)	$(0.04)
Loss from Discontinuing Operations per Common Share	$-	$(0.01)
Net loss per Common Share	$(0.03)	$(0.05)

REAL ESTATE

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)

Operating revenues	$-	$-
Operating costs and expenses	(90)	(97)
Operating loss	$(90)	$(97)

There were no sales of real estate for the three months ended March 31, 2022 and March 31, 2021, respectively.

There were no significant real estate development expenditures in the first three months of 2022 and 2021, respectively.

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

LEASING

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)

Operating revenues	$2,031	$1,801
Operating costs and expenses	(741)	(840)
Operating income	$1,290	$961

The continued easing of travel restrictions and social distancing guidelines by state and local authorities have contributed to higher passenger volume to the island of Maui during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a result of increased visitor traffic, we collected higher leasing income from our commercial leasing portfolio. Certain leasing income is contingent upon tenant sales exceeding a defined threshold and is recognized as a percentage of sales after those thresholds are achieved. Recognized percentage leasing income was $394,000 and $117,000 for the three months ended March 31, 2022 and 2021, respectively.

The impact of COVID-19 during the three months ended March 31, 2021 adversely affected our tenants’ sales activity and ability to pay rent. Additional reserves of $60,000 were recorded as of March 31, 2021. No provision for doubtful accounts were recorded for the three months ended March 31, 2022.

Our leasing operations face competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)

Operating revenues	$217	$258
Operating costs and expenses	(510)	(412)
Operating loss	$(293)	$(154)

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

The decrease in operating revenues was primarily due to lower membership levels for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The increase in operating costs and expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to higher golf course fees charged to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $5.8 million and $5.6 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the entire $15.0 million revolving Credit Facility was available for borrowing. The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

As of March 31, 2022, we believe we were in compliance with the covenants under the Credit Facility. If economic conditions are negatively impacted by the COVID-19 pandemic in future periods, we expect to borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was $2.8 million for the three months ended March 31, 2022. There were no interest payments due for the three months ended March 31, 2022.

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 5, 2022, terms of the agreement were amended to extend the diligence period to May 19, 2022 and extend the closing date to two weeks following the expiration of the diligence period. The buyer transferred a non-refundable deposit of $300,000 into escrow on March 31, 2022.

In February 2022, we entered into an agreement to sell a 646-acre parcel located in Upcountry Maui for $9.7 million. Terms of the agreement, subsequently amended in May 2022, include a diligence period ending on May 16, 2022 and a closing date no later than May 20, 2022. A $2.0 million deposit is currently held in escrow.

No contributions are required to be made to our defined benefit pension plan in 2022. During the three months ended March 31, 2021, we made a minimum funding contribution of $553,000 to the plan.

Future Cash Inflows and Outflows

Our business initiatives include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our 2021 Annual Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2022.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2022.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. EXHIBITS

3.2*	Amended By-Laws of Maui Land & Pineapple Company, Inc. (as of April 22, 2013).

10.1*	Amendment No. 1 to Purchase and Sale Agreement and Escrow Instructions, by and between the Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated March, 29, 2022.

10.2*	Amendment No. 6 to the Purchase Contract and Counter Offer, by and among Maui Land & Pineapple Company, Inc., Mr. Michl Binderbauer, and Mr. Hong, Liang, dated May 2, 2022.

10.3*	Amendment No. 2 to Purchase and Sale Agreement and Escrow Instructions, by and between Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated May, 5, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 10, 2022	/s/ Wade K. Kodama
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.2*	Amended By-Laws of Maui Land & Pineapple Company, Inc. (as of April 22, 2013).

10.1*	Amendment No. 1 to Purchase and Sale Agreement and Escrow Instructions, by and between the Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated March, 29, 2022.

10.2*	Amendment No. 6 to the Purchase Contract and Counter Offer, by and among Maui Land & Pineapple Company, Inc., Mr. Michl Binderbauer, and Mr. Hong, Liang, dated May 2, 2022.

10.3*	Amendment No. 2 to Purchase and Sale Agreement and Escrow Instructions, by and between Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated May, 5, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

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