Form 10-Q
period 2022-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2022-08-11
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

delaware	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, no par value	19,514,931 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$16,949	$5,596
Restricted cash	273	-
Accounts receivable, net	1,093	1,103
Prepaid expenses and other assets	394	333
Assets held for sale	3,017	3,144
Total current assets	21,726	10,176

Property & equipment, net	16,437	16,998

OTHER ASSETS
Deferred development costs	9,566	9,564
Other noncurrent assets	1,184	1,181
Total other assets	10,750	10,745
TOTAL ASSETS	$48,913	$37,919

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$845	$580
Payroll and employee benefits	671	949
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	704	217
Other current liabilities	493	509
Total current liabilities	2,855	2,397

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	7,789	7,937
Deferred revenue, net of current portion	1,567	1,633
Deposits	2,193	2,309
Other noncurrent liabilities	53	53
Total long-term liabilities	11,602	11,932
TOTAL LIABILITIES	14,457	14,329

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock--no par value, 43,000,000 shares authorized, 19,443,623 and 19,383,288 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	83,025	82,378
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(42,417)	(52,324)
Accumulated other comprehensive loss	(15,336)	(15,648)
Total stockholders' equity	34,456	23,590
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$48,913	$37,919

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
	2022	2021
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$11,600	$2,700
Leasing	2,198	1,962
Resort amenities and other	189	288
Total operating revenues	13,987	4,950

OPERATING COSTS AND EXPENSES
Real estate	707	454
Leasing	997	876
Resort amenities and other	330	278
General and administrative	759	574
Share-based compensation	276	370
Depreciation	277	302
Total operating costs and expenses	3,346	2,854

OPERATING INCOME	10,641	2,096

Pension and other post-retirement expenses	(114)	(116)
Interest expense	(2)	(32)
INCOME FROM CONTINUING OPERATIONS	10,525	1,948
Loss from discontinued operations, net	-	(69)
NET INCOME	$10,525	$1,879
Other compreshensive income - pension, net	156	221
TOTAL COMPREHENSIVE INCOME	$10,681	$2,100

EARNINGS PER COMMON SHARE-BASIC AND DILUTED
Income from Continuing Operations	$0.54	$0.10
Loss from Discontinued Operations	$-	$-
Net Income	$0.54	$0.10

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$11,600	$2,700
Leasing	4,228	3,763
Resort amenities and other	406	546
Total operating revenues	16,234	7,009

OPERATING COSTS AND EXPENSES
Real estate	796	552
Leasing	1,739	1,716
Resort amenities and other	840	691
General and administrative	1,516	1,291
Share-based compensation	654	719
Depreciation	550	602
Total operating costs and expenses	6,095	5,571

OPERATING INCOME	10,139	1,438

Other income	-	13
Pension and other post-retirement expenses	(229)	(232)
Interest expense	(3)	(65)
INCOME FROM CONTINUING OPERATIONS	9,907	1,154
Loss from discontinued operations, net	-	(209)
NET INCOME	$9,907	$945
Other compreshensive income - pension, net	312	442

TOTAL COMPREHENSIVE INCOME	$10,219	$1,387

EARNINGS PER COMMON SHARE-BASIC AND DILUTED
Income from Continuing Operations	$0.51	$0.06
Loss from Discontinued Operations	$-	$(0.01)
Net Income	$0.51	$0.05

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	273			767
Vested restricted stock issued	24	273	(273)			-
Shares cancelled to pay tax liability	(26)	(269)				(269)
Other comprehensive income - pension					156	156
Net loss				(618)		(618)
Balance, March 31, 2022	19,430	$82,876	$9,184	$(52,942)	$(15,492)	$23,626

Share-based compensation			170			170
Vested restricted stock issued	16	170	(170)			-
Shares cancelled to pay tax liability	(2)	(21)				(21)
Other comprehensive income - pension					156	156
Net income				10,525		10,525
Balance, June 30, 2022	19,444	$83,025	$9,184	$(42,417)	$(15,336)	$34,456

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	163			911
Vested restricted stock issued	14	163	(163)			-
Shares cancelled to pay tax liability	(34)	(424)				(424)
Other comprehensive income - pension					221	221
Net loss				(934)		(934)
Balance, March 31, 2021	19,352	81,972	9,184	(49,838)	(21,477)	19,841

Share-based compensation			184			184
Vested restricted stock issued	15	184	(184)			-
Shares cancelled to pay tax liability	(5)	(52)				(52)
Other comprehensive income - pension					221	221
Net income				1,879		1,879
Balance, June 30, 2021	19,362	$82,104	$9,184	$(47,959)	$(21,256)	$22,073

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,948	$1,691

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(31)	(94)
Proceeds from sale of long-term assets	-	4,203
Proceeds from investment	-	13
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(31)	4,122

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(291)	(477)
Proceeds from long-term debt	-	600
Payments on long-term debt	-	(800)
NET CASH USED IN FINANCING ACTIVITIES	(291)	(677)

NET INCREASE IN CASH	11,626	5,136
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,596	869
CASH AND RESTRICTED CASH AT END OF PERIOD	$17,222	$6,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$-	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.6 million during each of the six months ended June 30, 2022 and 2021.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended and Six Months Ended June 30, 2022 and 2021

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, collectively, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended June 30, 2022 and 2021. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation include 48,000,000 million shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted from the reincorporation as each outstanding share of common stock was automatically converted into one share of the newly established Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

2.	USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in condensed consolidated interim statements are not necessarily indicative of results for a full year..

3.	RESTRICTED CASH

Restricted cash of $0.3 million at June 30, 2022 consisted of deposits held in escrow from the prospective buyer of a property held for sale.

4.	EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended June 30, 2022 and 2021 were 19,430,409 and 19,351,489, respectively. Basic and diluted weighted-average shares outstanding for the six months ended June 30, 2022 and 2021 were 19,414,336 and 19,339,680, respectively.

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

5.	PROPERTY & EQUIPMENT

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,063
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,360	10,360
Total property and equipment	51,224	51,235
Less accumulated depreciation	34,787	34,237
Property and equipment, net	$16,437	$16,998

Land

Most of the Company’s 22,100 acres of land were acquired between 1911 and 1932 and are carried in its consolidated balance sheets at cost. Approximately 20,700 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 1,400 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

6.	ASSETS HELD FOR SALE

Assets held for sale at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$3,017	$2,988
Upcountry Maui, 646-acre parcel of agricultural land	-	156
	$3,017	$3,144

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a (5) five-year extension of a Special Management Area (SMA) permit issued by the County of Maui by April 10, 2023. If the extension is not approved by April 10, 2023, the purchase agreement will terminate. The amendment also allows the buyer to spend $290,000 of the initial $300,000 escrowed deposit on costs related to the extension of the SMA permit. If the extension is approved, the closing date is expected to be no later than (30) thirty days after the date of the extension approval.

In February 2022, the Company entered into an agreement to sell the 646-acre parcel of agricultural land in Upcountry Maui. Terms of the agreement, as amended, included a purchase price of $9.6 million, a diligence period ending on May 16, 2022, and other customary closing conditions. On May 20, 2022, net proceeds of $9.2 million were collected upon closing.

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

The outstanding balance of the Credit Facility was zero at June 30, 2022. The Company was in compliance with the covenants under the Credit Facility at June 30, 2022.

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

Share-based compensation totaled $0.7 million for each of the six months ended June 30, 2022 and 2021. Included in these amounts were $0.4 million and $0.3 million of restricted common stock vested during the six months ended June 30, 2022 and 2021, respectively.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$5,820	$5,932
Non-qualified retirement plans	2,111	2,147
Total	7,931	8,079
Less current portion	142	142
Non-current portion of accrued retirement benefits	$7,789	$7,937

The Company has a defined benefit pension plan which covers substantially all of its former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under the plan were frozen. The Company also has an unfunded non-qualified retirement plan covering nine of its former executives. The non-qualified retirement plan was frozen in 2009 and future vesting of additional benefits discontinued.

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)
Interest cost	$264	$309	$529	$618
Expected return on plan assets	(306)	(418)	(612)	(836)
Amortization of net loss	156	221	312	442
Pension and other postretirement expenses	$114	$112	$229	$224

10.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.3 million at June 30, 2022 and December 31, 2021.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $67,000 for the six months ended June 30, 2022 and 2022.

Escrowed deposits

The Company had $0.3 million of deposits held in escrow from the prospective buyers of properties held for sale at June 30, 2022

11.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at June 30, 2022 and December 31, 2021, respectively.

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$11,600	$2,700	$11,600	$2,700
Leasing	2,198	1,962	4,228	3,763
Resort amenities and other	189	288	406	546
Total Operating Segment Revenues	$13,987	$4,950	$16,234	$7,009
Operating Segment Income (Loss)
Real estate	$10,893	$2,246	$10,804	$2,148
Leasing	1,201	1,086	2,489	2,047
Resort amenities and other	(141)	10	(434)	(145)
Total Operating Segment Income	$11,953	$3,342	$12,859	$4,050

13.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Minimum rentals	$818	$742	$1,641	$1,482
Percentage rentals	578	417	971	534
Licensing fees	275	165	498	290
Other	264	315	603	863
Total	$1,935	$1,639	$3,713	$3,169

14.	DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The Company received net proceeds of approximately $4.2 million upon closing of the sale in May 2021. A loss of approximately $0.2 million was reported in discontinued operations for the six months ended June 30, 2021.

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. Continued testing of wastewater effluent consistently returns results within the allowable ranges. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order. At June 30, 2022 and December 31, 2021, approximately $23,000 was accrued related to the administrative penalty. The Company is presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying unaudited condensed consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2021 and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. was a Hawaii corporation at June 30, 2022 and the successor to a business organized in 1909. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The principal reasons to reincorporate were: 1) the predictability, flexibility, and responsiveness of Delaware law, 2) access to specialized courts, and 3) the enhanced ability to attract and retain qualified candidates for Board of Directors and management. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation include 48,000,000 million shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  No change in ownership resulted as each outstanding share of common stock was automatically converted into one share of the reincorporated Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

We own approximately 22,000 acres of land on the island of Maui, Hawaii and develop, sell, and manage residential, resort, commercial, agricultural and industrial real estate through the following business segments:

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

We continue to monitor the effects of the COVID-19 pandemic on us, our customers, and our vendors. While we are not able to accurately predict the magnitude or scope of such impacts at this time, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. Appropriate remote work arrangements continue to be established for our employees in order to maintain our financial reporting systems

Results of Operations

Three and Six Months Ended June 30, 2022 compared to Three and Six Months Ended June 30, 2021

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$13,987	$4,950	$16,234	$7,009
Segment operating costs and expenses	(2,034)	(1,608)	(3,375)	(2,959)
General and administrative	(759)	(574)	(1,516)	(1,291)
Share-based compensation	(276)	(370)	(654)	(719)
Depreciation	(277)	(302)	(550)	(602)
Operating income	10,641	2,096	10,139	1,438
Other income	-	-	-	13
Pension and other postretirement expenses	(114)	(116)	(229)	(232)
Interest expense	(2)	(32)	(3)	(65)
Income from Continuing Operations	10,525	1,948	9,907	1,154
Loss from Discontinued Operations	-	(69)	-	(209)
Net income	$10,525	$1,879	$9,907	$945

Income from Continuing Operations per Common Share	$0.54	$0.10	$0.51	$0.06
Loss from Discontinued Operations per Common Share	$-	$-	$-	$(0.01)
Net income per Common Share	$0.54	$0.10	$0.51	$0.05

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$11,600	$2,700	$11,600	$2,700
Operating costs and expenses	(707)	(454)	(796)	(552)
Operating income	$10,893	$2,246	$10,804	$2,148

In June 2022, we sold for $2.0 million approximately 50 acres in West Maui to the County of Maui for development of a regional park.

In February 2022, we entered into an agreement to sell the 646-acre parcel of agricultural land in Upcountry Maui. Terms of the agreement, as amended, included a purchase price of $9.6 million, a diligence period ending on May 16, 2022, and other customary closing conditions. On May 20, 2022, net proceeds of $9.2 million were collected upon closing.

In June 2021, we entered into an agreement with a local buyer to sell and grant to a conservation organization a perpetual, non-exclusive conservation easement. The conservation easement included approximately 791 acres of unimproved land in Honolua Valley, Maui, Hawaii. We collected proceeds of approximately $0.9 million upon closing.

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.7 million. The sale included the fee simple interest of the 1.1 acre parcel as well as buildings and improvements located on the property.

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a (5) five-year extension of a Special Management Area (SMA) permit issued by the County of Maui by April 10, 2023. If the extension is not approved by April 10, 2023, the purchase agreement will terminate.  The amendment also allows the buyer to spend $290,000 of the initial $300,000 escrowed deposit on costs related to the extension of the SMA permit. If the extension is approved, the closing date is expected to be no later than (30) thirty days after the date of the extension approval.

There were no significant real estate development expenditures during the six months ended June 30, 2022 and 2021, respectively.

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

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$2,198	$1,962	$4,228	$3,763
Operating costs and expenses	(997)	(876)	(1,739)	(1,716)
Operating income	$1,201	$1,086	$2,489	$2,047

The island of Maui experienced an increase in visitor traffic during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. As a result of increased tourism, income recognized from our commercial leasing portfolio was higher. Certain of our leasing income is contingent upon the sales of the tenant exceeding a defined threshold and is recognized as a percentage of sales after those thresholds are achieved. For the three and six months ended June 30, 2022, percentage rental income was $0.6 million and $1.0 million, respectively.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$189	$288	$406	$546
Operating costs and expenses	(330)	(278)	(840)	(691)
Operating income (loss)	$(141)	$10	$(434)	$(145)

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

The decrease in operating revenues for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was due to lower membership levels of the Kapalua Club.

The increase in operating costs for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to higher golf course fees charged to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $16.9 million and $5.6 million (audited) at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, $15.0 million was available under our revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). The Credit Facility which matures on December 31, 2025 provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at June 30, 2022. If economic conditions are negatively impacted in future periods, we may borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $11.9 million for the six months ending June 30, 2022.

In June 2022, we sold approximately 50 acres in West Maui to the County of Maui for $2.0 million.

In May 2022, we collected net proceeds of $9.2 million upon closing of the 646-acre parcel in Upcountry Maui.

The outstanding balance of our Credit Facility remained zero at June 30, 2022. No interest payments on our Credit Facility were due for the six months ended June 30, 2022.

No minimum funding contributions are required to be made to our defined benefit pension plan in 2022.

Future Cash Inflows and Outflows

Our business initiatives include investing in our operating infrastructure, continued planning and entitlement efforts on our development projects. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe that our cash on-hand and cash received from operations, together with borrowing capacity under our Credit Facility, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures through the next twelve months and the foreseeable future.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2022.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the six months ended June 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. EXHIBITS

10.1*	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022

10.2*	Amendment No. 3 to Purchase and Sale Agreement and Escrow Instructions, by and between Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated May 13, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 11, 2022	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022

10.2*	Amendment No. 3 to Purchase and Sale Agreement and Escrow Instructions, by and between Maui Land & Pineapple Company, Inc. and Fakhry LLC, dated May 13, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in any such filing.