Form 10-Q
period 2022-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2022-11-02
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	MLP	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2022
Common Stock, $0.0001 par value	19,518,643 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the impacts of the COVID-19 pandemic and its variants, including its impacts on us, our operations, the geographic region in which we operate, and our future financial or operational results;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments generally, and more specifically, demand for real estate and tourism in Hawaii;

•	risks due to joint venture relationships;

•	our ability to complete land development projects within forecasted time and budget expectations, if at all;

•	our ability to obtain required land use entitlements at reasonable costs, if at all;

•	our ability to compete with other developers of real estate in Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations with respect to the presence of hazardous or toxic substances;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our defined benefit pension plan;

•	our ability to comply with the terms of our indebtedness, including the financial covenants set forth therein, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	our ability to raise capital through the sale of certain real estate assets;

•	risks related to rate reference reform;

•	availability of capital on terms favorable to us, or at all; and

•	failure to maintain security of internal and customer electronic information.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash	$11,074	$5,596
Restricted cash	241	-
Accounts receivable, net	1,127	1,103
Prepaid expenses and other assets	657	333
Assets held for sale	3,019	3,144
Total current assets	16,118	10,176

PROPERTY & EQUIPMENT, NET	16,157	16,998

OTHER ASSETS
Deferred development costs	9,566	9,564
Other noncurrent assets	1,189	1,181
Total other assets	10,755	10,745
TOTAL ASSETS	$43,030	$37,919

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$629	$580
Payroll and employee benefits	813	949
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	518	217
Other current liabilities	476	509
Total current liabilities	2,578	2,397

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	2,015	7,937
Deferred revenue, net of current portion	1,533	1,633
Deposits	2,185	2,309
Other noncurrent liabilities	53	53
Total long-term liabilities	5,786	11,932
TOTAL LIABILITIES	8,364	14,329

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$.0001 par value and no par value at September 30, 2022 and December 31, 2021, respectively; 43,000,000 shares authorized; 19,459,558 and 19,383,288 shares issued and outstandingat September 30, 2022 and December 31, 2021, respectively	83,203	82,378
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(42,541)	(52,324)
Accumulated other comprehensive loss	(15,180)	(15,648)
Total stockholders' equity	34,666	23,590
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$43,030	$37,919

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,
	2022	2021
	(in thousands except
	per share amounts)
OPERATING REVENUES
Leasing	$2,330	$2,184
Resort amenities and other	221	253
Total operating revenues	2,551	2,437

OPERATING COSTS AND EXPENSES
Real estate	117	67
Leasing	869	784
Resort amenities and other	330	304
General and administrative	661	612
Share-based compensation	302	365
Depreciation	280	300
Total operating costs and expenses	2,559	2,432

OPERATING INCOME (LOSS)	(8)	5
Pension and other post-retirement expenses	(114)	(116)
Interest expense	(2)	(28)
NET LOSS	$(124)	$(139)
Other comprehensive income - pension, net	156	221
TOTAL COMPREHENSIVE INCOME	$32	$82

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$11,600	$2,700
Leasing	6,559	5,947
Resort amenities and other	628	799
Total operating revenues	18,787	9,446

OPERATING COSTS AND EXPENSES
Real estate	913	618
Leasing	2,608	2,495
Resort amenities and other	1,170	994
General and administrative	2,177	1,904
Share-based compensation	958	1,084
Depreciation	830	902
Total operating costs and expenses	8,656	7,997

OPERATING INCOME	10,131	1,449
Other income	-	13
Pension and other post-retirement expenses	(343)	(348)
Interest expense	(5)	(94)
INCOME FROM CONTINUING OPERATIONS	9,783	1,020
Loss from discontinued operations, net	-	(214)
NET INCOME	$9,783	$806
Other comprehensive income - pension, net	468	663

TOTAL COMPREHENSIVE INCOME	$10,251	$1,469

EARNINGS PER COMMON SHARE-BASIC AND DILUTED
Income from Continuing Operations	$0.50	$0.05
Loss from Discontinued Operations	$-	$(0.01)
Net Income	$0.50	$0.04

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	443			937
Vested restricted stock issued	40	443	(443)			-
Shares cancelled to pay tax liability	(28)	(290)				(290)
Other comprehensive income - pension					312	312
Net income				9,907		9,907
Balance, June 30, 2022	19,444	$83,025	$9,184	$(42,417)	$(15,336)	$34,456

Share-based compensation			198			198
Vested restricted stock issued	18	198	(198)			-
Shares cancelled to pay tax liability	(2)	(20)				(20)
Other comprehensive income - pension					156	156
Net loss				(124)		(124)
Balance, September 30, 2022	19,460	$83,203	$9,184	$(42,541)	$(15,180)	$34,666

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067
Share-based compensation	60	748	347			1,095
Vested restricted stock issued	29	347	(347)			-
Shares cancelled to pay tax liability	(39)	(476)				(476)
Other comprehensive income - pension					442	442
Net income				945		945
Balance, June 30, 2021	19,362	82,104	9,184	(47,959)	(21,256)	22,073

Share-based compensation			179			179
Vested restricted stock issued	15	179	(179)			-
Shares cancelled to pay tax liability	(4)	(40)				(40)
Other comprehensive income - pension					221	221
Net loss				(139)		(139)
Balance, September 30, 2021	19,373	$82,243	$9,184	$(48,098)	$(21,035)	$22,294

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,064	$583

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(34)	(93)
Proceeds from sale of long-term assets	-	4,203
Proceeds from investment	-	13
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(34)	4,123

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(311)	(516)
Proceeds from long-term debt	-	600
Payments on long-term debt	-	(800)
NET CASH USED IN FINANCING ACTIVITIES	(311)	(716)

NET INCREASE IN CASH	5,719	3,990
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,596	869
CASH AND RESTRICTED CASH AT END OF PERIOD	$11,315	$4,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:	$-	$9

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.8 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended and Nine Months Ended September 30, 2022 and 2021

(UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, collectively, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended September 30, 2022 and 2021. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation includes 48,000,000 million shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.  No change in ownership resulted from the reincorporation as each outstanding share of common stock was automatically converted into one share of the newly established Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

2.         USE OF ESTIMATES AND RECLASSIFICATIONS

The Company’s reports for interim periods utilize numerous estimates of general and administrative expenses and other costs for the full year. Future actual amounts may differ from these estimates. Amounts reflected in condensed consolidated interim statements are not necessarily indicative of results for a full year.

3.         RESTRICTED CASH

Restricted cash of $0.2 million at September 30, 2022 consisted of deposits held in escrow from the prospective buyer of a property held for sale.

4.         EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended September 30, 2022 and 2021 were 19,443,623 and 19,361,852 respectively. Basic and diluted weighted-average shares outstanding for the nine months ended September 30, 2022 and 2021 were 19,424,206 and 19,347,153, respectively.

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

5.         PROPERTY & EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,063
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,360	10,360
Total property and equipment	51,224	51,235
Less accumulated depreciation	35,067	34,237
Property and equipment, net	$16,157	$16,998

Land

Most of the Company’s 22,100 acres of land were acquired between 1911 and 1932 and are carried in its condensed consolidated balance sheets at cost. Approximately 20,700 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 1,400 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

6.         ASSETS HELD FOR SALE

Assets held for sale at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)
Kapalua Resort, 46-acre Kapalua Central Resort project	$3,019	$2,988
Upcountry Maui, 646-acre parcel of agricultural land	-	156
	$3,019	$3,144

In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a (5) five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui by April 10, 2023. If the extension is not approved by April 10, 2023, the purchase agreement will terminate. The amendment also allows the buyer to spend $290,000 of the initial $300,000 escrowed deposit on costs related to the extension of the SMA permit. If the extension is approved, the closing date is expected to be no later than (30) thirty days after the date of the extension approval.

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

7.         LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. The Credit Facility provides options for revolving or term loan borrowing. Interest on revolving loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

The outstanding balance of the Credit Facility was zero at September 30, 2022 and December 31, 2021. The Company was in compliance with the covenants under the Credit Facility at September 30, 2022.

8.         SHARE-BASED COMPENSATION

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

Share-based compensation is determined and awarded annually to the Company’s certain members of management based on their achievement of certain predefined performance goals and objectives under the Equity Plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares vesting quarterly over a period of three years.

Share-based compensation expense totaled $1.0 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Included in these amounts were $0.6 million and $0.5 million of restricted common stock vested during the nine months ended September 30, 2022 and 2021, respectively.

9.         ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$64	$5,932
Non-qualified retirement plans	2,093	2,147
Total	2,157	8,079
Less current portion	142	142
Non-current portion of accrued retirement benefits	$2,015	$7,937

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

The net periodic benefit costs for pension and post-retirement benefits for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)
Interest cost	$264	$309	$793	$927
Expected return on plan assets	(306)	(418)	(918)	(1,254)
Amortization of net loss	156	225	468	675
Pension and other postretirement expenses	$114	$116	$343	$348

In August 2022, the Company made a $5.7 million contribution to the defined benefit pension plan. No further contributions are required to be made to the plan in 2022.

10.         CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $0.1 million for each of the nine months ended September 30, 2022 and 2021.

Escrowed deposits

The Company had $0.2 million of deposits held in escrow from the prospective buyers of properties held for sale at September 30, 2022.

11.         INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at September 30, 2022 and December 31, 2021, respectively.

12.         REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments are as follows:

•	Real Estate includes the planning, entitlement, development, and sale of real estate inventory.

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

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, and share-based compensation.

Reportable operating segment revenues and income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$-	$-	$11,600	$2,700
Leasing	2,330	2,184	6,559	5,947
Resort amenities and other	221	253	628	799
Total Operating Segment Revenues	$2,551	$2,437	$18,787	$9,446
Operating Segment Income (Loss)
Real estate	$(117)	$(67)	$10,687	$2,082
Leasing	1,461	1,400	3,951	3,452
Resort amenities and other	(109)	(51)	(542)	(195)
Total Operating Segment Income	$1,235	$1,282	$14,096	$5,339

13.         LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Minimum rentals	$821	$753	$2,461	$2,225
Percentage rentals	566	547	1,538	1,080
Licensing fees	259	203	757	492
Other	396	373	999	1,248
Total	$2,042	$1,876	$5,755	$5,045

14.         DISCONTINUED OPERATIONS

In December 2019, the Company entered into an Asset Purchase Agreement to sell the Public Utilities Commission regulated assets of Kapalua Water Company, Ltd. and Kapalua Waste Treatment Company, Ltd. located in the Kapalua Resort. The Company received net proceeds of approximately $4.2 million upon closing of the sale in May 2021. A loss of approximately $0.2 million was reported in discontinued operations for the nine months ended September 30, 2021.

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

The DOH agreed to defer the Order without a hearing date while the Company continues working on a previously approved corrective action plan to resolve and remediate the facility’s wastewater effluent issues. Continued testing of wastewater effluent consistently returns results within the allowable ranges. No hearing date has been set as discussions with the DOH are still ongoing to address any other matters regarding the Order. Approximately $23,000 was accrued for the administrative penalty at September 30, 2022 and December 31, 2021. The Company is presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying unaudited condensed consolidated financial statements.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations after consultation with legal counsel.

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

17.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU apples to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. This ASU requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(accumulated deficit) in the period of adoption. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. Management is in the process of assessing the impact of the ASU on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10 as an update of ASC Topic 832 to increase the transparency of government assistance received by a business entity, including disclosure of the types of transactions, the accounting for those transactions, and the effect of those transactions on its financial statements. The ASU is effective for annual periods beginning after December 15, 2021. Management is currently evaluating the impact of the ASU on Company’s consolidated financial statements and related disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2021 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. was a Hawaii corporation at December 31, 2021 and the successor to a business organized in 1909. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company.

On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The principal reasons to reincorporate were: 1) the predictability, flexibility, and responsiveness of Delaware law, 2) access to specialized courts, and 3) the enhanced ability to attract and retain qualified candidates for our Board of Directors and management. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation include 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted as each outstanding share of common stock was automatically converted into one share of the reincorporated Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

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

Results of Operations

Three and Nine Months Ended September 30, 2022 compared to Three and Nine Months Ended September 30, 2021

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$2,551	$2,437	$18,787	$9,446
Segment operating costs and expenses	(1,316)	(1,155)	(4,691)	(4,107)
General and administrative	(661)	(612)	(2,177)	(1,904)
Share-based compensation	(302)	(365)	(958)	(1,084)
Depreciation	(280)	(300)	(830)	(902)
Operating income (loss)	(8)	5	10,131	1,449
Other income	-	-	-	13
Pension and other postretirement expenses	(114)	(116)	(343)	(348)
Interest expense	(2)	(28)	(5)	(94)
Income (loss) from Continuing Operations	(124)	(139)	9,783	1,020
Loss from Discontinued Operations	-	-	-	(214)
Net income (loss)	$(124)	$(139)	$9,783	$806

Income (loss) from Continuing Operations per Common Share	$(0.01)	$(0.01)	$0.50	$0.05
Loss from Discontinued Operations per Common Share	$-	$-	$-	$(0.01)
Net income (loss) per Common Share	$(0.01)	$(0.01)	$0.50	$0.04

REAL ESTATE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$-	$-	$11,600	$2,700
Operating costs and expenses	(117)	(67)	(913)	(618)
Operating income (loss)	$(117)	$(67)	$10,687	$2,082

There were no sales of real estate during the three months ended September 30, 2022 and 2021, respectively.

In June 2022, we sold for $2.0 million approximately 50 acres in West Maui to the County of Maui for development of a regional park.

In February 2022, we entered into an agreement to sell a 646-acre parcel of agricultural land in Upcountry Maui. Terms of the agreement, as amended, included a purchase price of $9.6 million, a diligence period ending on May 16, 2022, and other customary closing conditions. On May 20, 2022, net proceeds of $9.2 million were collected upon closing.

In June 2021, we entered into an agreement with a local buyer to sell and grant to a conservation organization a perpetual, non-exclusive conservation easement. The conservation easement included approximately 791 acres of unimproved land in Honolua Valley, Maui, Hawaii. We collected proceeds of approximately $0.9 million upon closing.

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.7 million. The sale included the fee simple interest of the 1.1-acre parcel as well as buildings and improvements located on the property.

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

There were no significant real estate development expenditures during the nine months ended September 30, 2022.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated with the COVID-19 pandemic and macroeconomic market conditions, including increases in interest rates and fears of a recession, may reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations.

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$2,330	$2,184	$6,559	$5,947
Operating costs and expenses	(869)	(784)	(2,608)	(2,495)
Operating income	$1,461	$1,400	$3,951	$3,452

The island of Maui continued to experience an increase in visitor traffic during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. As a result of increased tourism, income recognized from our commercial leasing portfolio was higher. Certain of our leasing income is contingent upon the sales of the tenant exceeding a defined threshold and is recognized as a percentage of sales after those thresholds are achieved. Percentage rental income was $0.6 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, compared to $0.5 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Operating revenues	$221	$253	$628	$799
Operating costs and expenses	(330)	(304)	(1,170)	(994)
Operating loss	$(109)	$(51)	$(542)	$(195)

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

The decrease in operating revenues for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was due to lower membership levels of the Kapalua Club.

The increase in operating costs for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, was primarily due to higher golf course fees charged to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of approximately $11.1 million and $5.6 million (audited) at September 30, 2022 and December 31, 2021, respectively. The increase in cash on hand is primarily attributable to our real estate sales in the second quarter of this year.

At September 30, 2022, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at September 30, 2022. If economic conditions are negatively impacted in future periods, we may borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was approximately $6.1 million for the nine months ending September 30, 2022.

In June 2022, we sold approximately 50 acres in West Maui to the County of Maui for $2.0 million.

In May 2022, net proceeds of $9.2 million were collected upon closing of the 646-acre parcel in Upcountry Maui.

The outstanding balance of our Credit Facility remained zero at September 30, 2022. No interest payments on our Credit Facility were due for the nine months ended September 30, 2022.

In August 2022, we made a $5.7 million contribution to the defined benefit pension plan. No further contributions are required to be made to the plan in 2022.

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

Our indebtedness, if drawn upon, could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the use of accounting estimates. Changes in these estimates and assumptions  are considered reasonably  possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained within our Annual Report. There have been no significant changes in our critical accounting policies.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2022.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the nine months ended September 30, 2022, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 6. EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page InCover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 2, 2022	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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