Form 10-K
period 2022-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2023-03-24
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06510 MAUI LAND & PINEAPPLE COMPANY, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification No.)
200 Village Road Lahaina, Maui, Hawaii 96761 (Address of principal executive offices) (Zip Code)

(808) 877-3351 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	MLP	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed a report and attestation to its report management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$64,351,595 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2022)	19,614,221 (Number of shares of common stock outstanding at March 11, 2023)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”), filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission (“SEC”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this Annual Report and can be identified by words such as “anticipate,” “believe,” “continue” or “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” or “would,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties impacted by various factors, including the following, without limitation:

●	unstable macroeconomic market conditions;
●	risks associated with real estate investments and the real estate market;
●	an outbreak of a highly infectious or contagious disease such as the COVID-19 pandemic and its variants;
●	security incidents through cyber-attacks or intrusions on our information systems
●	our location in Hawaii;
●	our ability to complete land development projects within forecasted time and budget expectations, if at all;
●	our ability to obtain required land use entitlements at reasonable costs, or at all;
●	our ability to successfully compete with other developers of real estate in Maui;
●	environmental regulations pertaining to land development;
●	risk of climate change, severe weather or natural disasters could adversely impact our business;
●	our insurance coverages may be inadequate to cover catastrophic losses;
●	unauthorized use of our trademarks could negatively impact our business;
●	market volatility of asset values and interest rates could materially impact the funded status of our defined benefit pension plans; and
●	changes in U.S. accounting standards may adversely impact us.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909. On June 29, 2022, the Company’s stockholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted from the reincorporation as each outstanding share of common stock was automatically converted into one share of the reincorporated Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of its common stock continue to be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “MLP.”

Depending upon the context, the terms “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries.

We own approximately 22,000 acres of land on the island of Maui, Hawaii and develop, sell, and manage residential, resort, commercial, agricultural, and industrial real estate through the following business segments:

• Real Estate — Our real estate operations consist of land planning and entitlement, development, and sales activities.

• Leasing — Our leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship of conservation areas.

• Resort Amenities — We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access, and other privileges at certain amenities at the Kapalua Resort.

For additional information and operating results related to the above business segments refer to the section entitled “General Development of Business” in this Item 1 and in Note 13 to our financial statements set forth in Item 8 of this Annual Report.

General Development of Business

Real Estate

Our Real Estate segment includes all land planning, entitlement, development, and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The following is a summary of our landholdings in acres as of December 31, 2022:

	West Maui	Upcountry Maui	Total
Fully entitled urban	900	-	900
Agricultural zoned	10,800	1,500	12,300
Conservation/watershed	9,000	-	9,000
	20,700	1,500	22,200

Revenues from our Real Estate segment totaled $11.6 million, or approximately 55% of our total operating revenues for the year ended December 31, 2022.

Real Estate Planning and Entitlements – Appropriate entitlements must be obtained for land that is intended for development. Securing proper land entitlements is a process that requires obtaining county, state and federal approvals, which can take many years to complete and entails a variety of risks. The entitlement process requires that we satisfy all conditions and restrictions imposed in connection with such governmental approvals, including, among other things, construction of infrastructure improvements, payment of impact fees – for conditions such as schools, public parks and traffic mitigation – restrictions on permitted uses of the land, and provision of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government to obtain necessary entitlements consistent with the needs of the community.

We have approximately 1,200 acres of land on Maui that are in various stages of the development process. The following is a summary of our development projects as of December 31, 2022:

Location	Approximate Number of Acres	Zoned for Planned Use	Anticipated Completion Dates
Kapalua Resort	900	Yes	2024 - 2039
Hali’imaile Town	300	No	2029 - 2034

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

Revenues from our Leasing segment totaled $8.5 million, or approximately 41% of our total operating revenues for the year ended December 31, 2022.

Commercial and Industrial Leases – We are the owner and lessor of approximately 194,000 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2022:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	57,000	93%	2023 - 2048
Other West Maui	24,000	96%	2024 - 2034
Upcountry Maui	113,000	77%	2023 - 2032

Agricultural Leases – We are the lessor of approximately 4,000 acres of diversified agriculture, renewable energy, eco tours, and activities land leases in West and Upcountry Maui.

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

Stewardship and Conservation – We manage the conservation of a 9,000-acre nature and watershed preserve in West Maui. A portion of our stewardship and conservation efforts is subsidized by the State of Hawaii.

Our Leasing segment operations are highly sensitive to economic conditions, including tourism and consumer spending levels and faces substantial competition from other property owners in Maui and Hawaii. The amount of rainfall and the level of development in the Kapalua Resort area also affect the demand for our potable and non-potable water.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $0.9 million, or approximately 4% of our total operating revenues for the year ended December 31, 2022.

The Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawaii.

Employees

We had nine full-time employees at December 31, 2022, none of whom are members of a collective bargaining group.

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. We also utilize an ethics reporting email and voice system which is monitored by the Audit Committee of the Board of Directors. Our Code of Business Conduct and Ethics is available on our website at www.mauiland.com under the Investor Relations section of the website.  We will promptly disclose on our website the nature of any amendment to, or waiver or implicit waiver from, our Code of Business Conduct and Ethics that applies to any principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

An executive compensation program is designed and administered by the Compensation Committee of the Board of Directors. The program includes annual and long-term incentive compensation plans for certain of the Company’s executive officers. Payouts are payable in common stock and are based on achieving predetermined thresholds under various performance measurements. An advisory vote of stockholders is cast annually on the compensation paid to our named executive officers.

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

Our operations and performance depend on worldwide economic conditions. Uncertainty about global economic conditions poses a risk to our business as consumers, tourists and real estate investors postpone or reduce spending in response to tighter credit markets, energy costs, negative financial news, reduced consumer confidence, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include increases in fuel costs, conditions in the residential real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, geopolitical issues, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

We are subject to risks that generally relate to investments in real property because we develop, sell, and lease real property, primarily for residential use. The market for real estate on Maui and in Hawaii generally tends to be highly cyclical and is typically affected by numerous changes in local, national, and worldwide conditions, especially economic conditions, many of which are beyond our control, including the following:

•	periods of economic uncertainty and weakness in Hawaii and in the United States generally;

•

uncertainties and changes in U.S. social, political, regulatory, and economic conditions or laws and policies, and concerns surrounding ongoing developments in the European Union, the Middle East and Asia;

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawaii;

•	local, state, and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of the Kapalua Resort area, the island of Maui, and the State of Hawaii as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as tsunamis, hurricanes, earthquakes, and other natural disasters, including the impacts of the COVID-19 pandemic and its variants.

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

In 2022, the low and high share prices of our common stock ranged from $8.27 to $12.36. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this Annual Report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

Share ownership by our affiliates make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

Affiliates of our company owned, in the aggregate, a majority of our outstanding shares at December 31, 2022. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2022, was approximately 8,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low cost basis. The following is a summary of our landholdings as of December 31, 2022:

Acres
West Maui	20,700
Upcountry Maui	1,500
Total	22,200

Our West Maui landholdings are comprised of several, largely contiguous parcels that extend from the sea to the top of the second largest mountain on Maui, at an elevation of approximately 5,700 feet. It includes approximately 900 acres within the 3,000-acre Kapalua Resort. Leasing revenue is generated from restaurants, retail outlets, office buildings, warehouses, and other resort activities. The remaining lands consist of former pineapple fields, gulches, undeveloped coastal and forest areas, and our 9,000-acre conservation watershed preserve. Leasing revenue from agricultural and industrial leases, management of water systems, and stewardship and conservation grants are received from these properties.

In December 2021, we entered into an agreement to sell our Kapalua Central Resort property for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a (5) five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui by April 10, 2023. If the extension is not approved by April 10, 2023, the purchase agreement will terminate. If the extension is approved, the closing date is expected to be no later than (30) thirty days after the date of the extension approval.

Our Upcountry Maui landholdings are situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation. Commercial, industrial, and agricultural leasing revenue is generated from our Upcountry Maui properties.

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

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to our Upcountry Maui wastewater treatment facility. The facility was built in the 1960’s to serve approximately 200 single-family homes developed for workers in our former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant.

The DOH agreed to defer the Order as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. An administrative hearing date has been scheduled for June 2023.

We have accrued approximately $23,000 related to the administrative penalty as of December 31, 2022. We are presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying financial statements.

From time to time, we are a party to various claims, complaints and other legal actions that have arisen in the normal course of our business activities. We believe the outcome of any of these pending legal proceedings is not likely to have a material adverse effect on our operations, financial position or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “MLP.” Our ability to declare dividends is restricted by the terms of our credit agreement. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of February 24, 2023, there were 227 stockholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Unregistered Sales of Equity Securities

None.

Repurchases

None.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the forward-looking statements disclaimer set forth at the beginning of this Annual Report, the risk factors set forth in Item 1A of this Annual Report, and our financial statements and the notes to those statements set forth in Item 8 of this Annual Report.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2022 and 2021

CONSOLIDATED

	Years Ended December 31,
	2022	2021
	(in thousands except share amounts)

Operating revenues	$20,960	$12,443
Segment operating costs and expenses	(6,171)	(5,600)
General and administrative	(2,795)	(2,569)
Share-based compensation	(1,278)	(1,449)
Depreciation	(1,109)	(1,188)
Operating income	9,607	1,637
Other income	71	13
Pension and other postretirement expenses	(7,885)	(4,732)
Interest expense	(6)	(122)
Income (Loss) from continuing operations	1,787	(3,204)
Loss from discontinued operations	-	(216)
Net Income (Loss)	$1,787	$(3,420)

Income (loss) from continuing operations per Common Share	$0.09	$(0.17)
Loss from discontinuing operations per Common Share	$-	$(0.01)
Net income (loss) per Common Share	$0.09	$(0.18)

REAL ESTATE

	Years Ended December 31,
	2022	2021
	(in thousands)

Operating revenues	$11,600	$3,400
Operating costs and expenses	(1,026)	(750)
Operating income	$10,574	$2,650

Real estate operating revenues include the sales of our real estate inventory. The increase in our consolidated operating income for the year ended December 31, 2022 compared to year ended December 31, 2021 was primarily attributed to the sales of real estate inventory during the year.

In June 2022, we sold approximately 50 acres in West Maui to the County of Maui for development of a regional park. Net proceeds of $1.9 million were collected upon closing.

In February 2022, we entered into an agreement to sell a 646-acre parcel of agricultural land in Upcountry Maui. Terms of the agreement, as amended, included a purchase price of $9.6 million, a diligence period of three months, and other customary closing conditions. Net proceeds of $9.2 million were collected upon closing in May 2022.

In December 2021, we sold to the County of Maui the fee simple interest in a 1.065-acre property in West Maui, otherwise known as Lot B-1 of the Gorilla Foundation Subdivision, for $0.1 million.

In November 2021, we received twelve residential workforce housing credits valued at $0.6 million pursuant to Maui County Code Section 2.96.050 from the buyer of a 5.27-acre parcel located in Kapalua Resort, also known as Site 6-0. As a condition of the sale in 2016, the buyer of the parcel was required to transfer these credits within five years of closing.

In June 2021, we sold and granted to a conservation organization a perpetual, non-exclusive conservation easement consisting of approximately 791 acres of unimproved land in Honolua Valley for $0.9 million. This easement permits the buyer right of entry to perform improvements to the property and enhance its conservation and preservation efforts in the area.

In May 2021, we sold the property commonly known as the Steeple House located in the Kapalua Resort for $1.8 million. The sale included the fee simple interest of the 1.1-acre parcel as well as buildings and improvements located on the property.

There were no significant real estate development expenditures during the years ended December 31, 2022 and 2021, respectively.

Real estate development and sales are cyclical and depend on several factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment.

LEASING

	Years Ended December 31,
	2022	2021
	(in thousands)

Operating revenues	$8,513	$8,103
Operating costs and expenses	(3,598)	(3,495)
Operating income	$4,915	$4,608

Operating revenues from leasing activities for the year ended December 31, 2022, were comprised of $6.5 million from commercial, industrial, and agricultural leases, $1.0 million of licensing fees from our registered trademarks and trade names, and $1.0 million from potable and non-potable water system sales compared to $6.2 million from commercial, industrial, and agricultural leases, $0.7 million of licensing fees from our registered trademarks and trade names, and $1.2 million from potable and non-potable water system sales for the year ended December 31, 2021.

The elimination of COVID-19 related travel restrictions and social distancing measures resulted in increased visitor traffic to the island of Maui. Income recognized from our commercial leasing portfolio was correspondingly higher for the year ended December 31, 2022 compared to the year ended December 31, 2021, specifically higher percentage rental income. Certain rental income is contingent upon the sales of the tenant exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. Percentage rental income was $1.9 million and $1.5 million during the years ended December 31, 2022 and 2021, respectively.

The increase in leasing operating costs and expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to higher property maintenance costs for our commercial leasing portfolio properties.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES

	Years Ended December 31,
	2022	2020
	(in thousands)

Operating revenues	$847	$940
Operating costs and expenses	(1,547)	(1,355)
Operating loss	$(700)	$(415)

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

The decrease in operating revenues for year ended December 31, 2022, compared to the year ended December 31, 2021, was due to lower membership levels of the Kapalua Club.

Contracted fee expenses correspondingly increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher contracted golf course fees charged to the Company.

Member dues may be affected in future periods depending on the impact of COVID-19 on public health measures and travel regulations.

OTHER INCOME

We earned approximately $67,000 of investment income from our interest-bearing cash and investment accounts established in October 2022.

In March 2021, we received a final closing distribution of $13,000 from our 51% ownership interest in Kapalua Bay Holdings, LLC (“KBH”). The investment was previously written down to zero in 2009.

PENSION EXPENSE

In November 2022 and 2021, the Company signed purchase agreements with insurers to annuitize the scheduled pension payments of certain plan participants. Approximately $14.5 million and $10.5 million were disbursed from plan assets for the group annuity contracts in 2022 and 2021, respectively. Settlement charges of $7.5 million and $4.3 million were recognized in pension expense for the years ended December 31, 2022 and 2021, respectively, as a result of the annuity purchases.

INTEREST EXPENSE

There were no outstanding borrowings on our credit facility with a bank at December 31, 2022 and 2021. Interest expense for the years ended December 31, 2022 and 2021 were zero and $0.1 million, respectively. On December 31, 2022 and 2021, interest rates on our credit facility were 6.38% and 2.12%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $8.5 million and $5.6 million at December 31, 2022 and 2021, respectively. We hold deposit accounts with several local banks in Hawaii. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We rely on the financial strength and stability of these banks and have no reason to believe that our deposits would be unavailable on demand.

Our investments consisted of corporate bond securities maturing over various dates through February 2024. The fair value of our investments was $3.0 million at December 31, 2022. We intend to hold our bond investments until maturity.

We also had $15.0 million of available credit under a revolving line of credit facility with First Hawaiian Bank (“Credit Facility”) as of December 31, 2022 and 2021, respectively. In 2021, we executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (“Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at December 31, 2022,

Cash Flows

Net cash flow provided by our operating activities totaled $6.3 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. Net proceeds from sales of real estate were approximately $11.2 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively.

Voluntary contributions of $5.7 million and $1.0 million were made to our defined benefit pension plan during the years ended December 31, 2022 and 2021, respectively. A minimum funding contribution of $0.6 million was also made in January 2021. No minimum funding contributions are required in 2023.

In October 2022, we invested $3.0 million of our increased cash balance from operating cash flows in shorter term bond securities. These bond investments yielded approximately 4.98% in aggregate at December 31, 2022.

Future Cash Inflows and Outflows

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

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe our cash and cash equivalents balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facility, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for at least the next 12 months and the foreseeable longer term.

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

•

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense).

•

Sales of real estate assets that are considered central to our ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in our consolidated statements of operations and comprehensive income. Sales of real estate assets that are considered peripheral or incidental transactions to our ongoing major or central operations are reflected as net gains or losses in our consolidated statements of operations and comprehensive income.

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

•

Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of legal counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 8 to our financial statements set forth in Item 8 of this Annual Report.

IMPACT OF INFLATION AND CHANGING PRICES

Most land holdings we own were acquired from 1911 to 1932 and are carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current replacement cost.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

How We Addressed the Matter in Our Audit

Our audit procedures over revenue recognition and disclosures included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to revenue recognized for various revenue streams, including for unique transactions.

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●

For significant agreements, we obtained and read the agreements; evaluated management’s assumptions used to identify appropriate contracts with customers, identify performance obligations and stand-alone prices for each distinct performance obligation, identify unique contract terms that may impact the timing and amount of revenue recognized, and identify the pattern of delivery; and examined the appropriateness of management’s application of accounting policies in accordance with ASC Topics 606 and 842.

Commitments and Contingencies

Description of the Matter

The Company is party to claims that arise in the normal course of business.  Contingent liabilities are recorded in the consolidated financial statements when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated.  This determination requires significant judgment by management.

In assessing whether the Company should accrue a liability in its consolidated financial statements as a result of the claims, the Company considers various factors, including the legal and factual circumstances of the claims and advisement from legal counsel.  As discussed in Note 8 to the consolidated financial statements, management determined an accrual was necessary.  Management is unable to estimate the remaining amount or range of amounts, of any additional probable liability, if any, related to the claims.

We identified these potential contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that an additional loss is not probable and reasonably estimable as of December 31, 2022.

How We Addressed the Matter in Our Audit

Our audit procedures related to the potential contingent liabilities and disclosures included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the claims and approval of the accounting treatment based on the most recent facts and circumstances.

●

We obtained and evaluated legal confirmations from the Company’s external legal counsel involved in the claims confirming the facts and circumstances of the claims and to understand the basis for management’s conclusion that any additional losses from the claims are not probable and reasonably estimable as of December 31, 2022.

●

We evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to management’s internal analysis of the claims and known facts of the claims based on the information provided by the Company’s external legal counsel.

Accrued Retirement Benefits

Description of the Matter

The Company has defined benefit retirement plans that require actuarial valuations to determine estimated benefit obligations and related amounts reported in the Company’s consolidated financial statements as of and for the year ended December 31, 2022.  Management engages actuarial specialists to perform the valuation and provides the specialists with the assumptions used to measure the amounts reported in the consolidated financial statements and disclosures in the notes to the consolidated financial statements.  In 2022, the Company annuitized the scheduled pension payments of 167 participants in its pension plans.  This transaction resulted in settlement adjustments with a material effect on the Company’s consolidated financial statements.

We identified the valuation of the accumulated retirement benefit obligation as a critical audit matter because of the highly judgmental nature of actuarial assumptions made by management and the unique settlement in 2022.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures over the settlement.

How We Addressed the Matter in Our Audit

Our audit procedures over accrued retirement benefits and related amounts and disclosures included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the determination of the actuarial assumptions used in calculating accrued retirement benefits and related amounts.

●	We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party actuarial specialists engaged by management.

●	We evaluated management specialists’ reports related to the settlement transaction for accuracy and reasonableness.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii
March 23, 2023

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,499	$5,596
Cash, restricted	10	-
Accounts receivable, net	892	1,103
Investments, current portion	2,432	-
Prepaid expenses and other assets	368	333
Assets held for sale	3,019	3,144
Total Current Assets	15,220	10,176
PROPERTY & EQUIPMENT
Land	5,052	5,063
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,360	10,360
Total Property & Equipment	51,224	51,235
Less accumulated depreciation	(35,346)	(34,237)
Property, net	15,878	16,998
OTHER ASSETS
Investments	551	-
Deferred development costs	9,566	9,564
Other noncurrent assets	1,191	1,181
Total Other Assets	11,308	10,745
TOTAL ASSETS	$42,406	$37,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$589	$580
Payroll and employee benefits	869	949
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	227	217
Other current liabilities	480	509
Total Current Liabilities	2,307	2,397
LONG-TERM LIABILITIES
Accrued retirement benefits	2,612	7,937
Deferred revenue	1,500	1,633
Deposits	2,185	2,309
Other noncurrent liabilities	30	53
Total Long-Term Liabilities	6,327	11,932
TOTAL LIABILITIES	8,634	14,329

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock--$.0001 par value and no par value at December 31, 2022 and 2021, respectively; 43,000,000 shares authorized; 19,476,671 and 19,383,288 shares issued and outstanding at December 31, 2022 and 2021, respectively	83,392	82,378
Additional paid in capital	9,184	9,184
Accumulated deficit	(50,537)	(52,324)
Accumulated other comprehensive loss	(8,267)	(15,648)
Total Stockholders’ Equity	33,772	23,590
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$42,406	$37,919

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate	$11,600	$3,400
Leasing	8,513	8,103
Resort amenities and other	847	940
Total Operating Revenues	20,960	12,443

OPERATING COSTS AND EXPENSES
Real estate	1,026	750
Leasing	3,598	3,495
Resort amenities and other	1,547	1,355
General and administrative	2,795	2,569
Share-based compensation	1,278	1,449
Depreciation	1,109	1,188
Total Operating Costs and Expenses	11,353	10,806

OPERATING INCOME	9,607	1,637
Other income	71	13
Pension and other post-retirement expenses	(7,885)	(4,732)
Interest expense	(6)	(122)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,787	(3,204)
Loss from discontinued operations, net of income taxes of $0	-	(216)
NET INCOME (LOSS)	1,787	(3,420)
Pension, net of income taxes of $0	7,381	6,050
TOTAL COMPREHENSIVE INCOME	$9,168	$2,630

INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED
Continuing Operations	$0.09	$(0.17)
Discontinued Operations	$-	$(0.01)
Net Income (Loss)	$0.09	$(0.18)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2021	19,312	$81,485	$9,184	$(48,904)	$(21,698)	$20,067

Share-based compensation expense			705			705
Issuance of shares for incentive plan	60	748				748
Vested restricted stock issued	59	705	(705)			-
Shares canceled to pay tax liability	(48)	(560)				(560)
Other comprehensive income-pension					6,050	6,050
Net loss				(3,420)		(3,420)
Balance, December 31, 2021	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590

Share-based compensation expense			855			855
Issuance of shares for incentive plan	49	494				494
Vested restricted stock issued	78	855	(855)			-
Shares canceled to pay tax liability	(33)	(335)				(335)
Other comprehensive income-pension					7,381	7,381
Net income				1,787		1,787
Balance, December 31, 2022	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$20,916	$13,395
Cash paid to vendors	(13,296)	(10,410)
Cash paid for payroll and taxes	(1,357)	(1,589)
Cash paid for interest	-	(9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,263	1,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bond securities	(3,079)	-
Maturities of bond securities	97	-
Purchases of property	-	(29)
Proceeds from sale of property and equipment	-	4,203
Payments for other assets	(33)	(74)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,015)	4,100

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	600
Payments of long-term debt	-	(800)
Common stock issuance costs and other	(335)	(560)
NET CASH USED IN FINANCING ACTIVITIES	(335)	(760)

NET INCREASE IN CASH	2,913	4,727
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	5,596	869
CASH AND RESTRICTED CASH AT END OF YEAR	$8,509	$5,596

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,787	$(3,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,116	1,301
Bad debt provision	28	68
Share-based compensation	855	705
Cost of real estate sales	167	324
Impairment charges	-	40
Loss on disposal of property	-	29
Changes in operating assets and liabilities:
Accounts receivable	183	191
Retirement liabilities	2,056	3,038
Accounts payable	9	(319)
Other operating assets and liabilities	62	(570)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,263	$1,387

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $0.5 million and $0.7 million in 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Maui Land & Pineapple Company, Inc. is a Delaware corporation consisting of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries (collectively, the “Company”). The Company owns approximately 22,000 acres of land on the island of Maui, Hawaii and develops, sells, and manages residential, resort, commercial, agricultural, and industrial real estate through the following business segments:

• Real Estate operations consist of land planning and entitlement, development, and sales activities.

• Leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, and management of potable and non-potable water delivery systems in West and Upcountry Maui, including stewardship of conservation areas.

• Resort Amenities include the management of operations of the Kapalua Club, a private, non-equity club membership program providing special programs, access, and other privileges at certain amenities at the Kapalua Resort.

On June 29, 2022, the Company’s stockholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted from the reincorporation as each outstanding share of common stock was automatically converted into one share of the reincorporated Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of its common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

RESTRICTED CASH

Restricted cash consists of deposits held in escrow from the prospective buyer of a property held for sale.

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

INVESTMENTS

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense).

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. Impairment losses of $40,000 were recorded in 2021.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs in 2022 or 2021.

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

REVENUE RECOGNITION

The Company recognizes revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. Operating results pertaining to the Company’s business segments are summarized in Note 13 to the consolidated financial statements.

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

Revenues from the Company’s real estate segment consist of sales of real estate. Revenues from sales of real estate are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured, performance obligations have been performed and risks of ownership have passed to the buyer.

Sales of real estate assets that are considered central to the Company’s ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in the Company’s consolidated statements of operations and comprehensive income. Sales of real estate assets that are considered peripheral or incidental transactions to the Company’s ongoing major or central operations are reflected as net gains or losses in the Company’s consolidated statements of operations and comprehensive income.

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

The Company elected the following practical expedients upon adoption of ASC 842 on January 1, 2019:

●	Single component practical expedient – requires the Company to account for lease and nonlease components associated with that lease, if certain criteria are met.

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

The Company estimates credit losses on accounts receivable from customers by considering relevant information (past, current, and future) in assessing the collectability of cash flows. The expected credit losses of the Company’s accounts receivable are summarized in Note 14 to the consolidated financial statements.

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

COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive income also includes adjustments to the Company’s defined benefit pension plan obligations.

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares from share-based compensation arrangements had been issued. Basic and diluted weighted-average common shares outstanding were 19.4 million at December 31, 2022 and 2021, respectively.

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

The Company considers cash and cash equivalents to be unrestricted for purposes of the consolidated balance sheets and consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and are generally settled at or near cost.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had deposits in excess of the FDIC limit at December 31, 2022 and 2021. No losses have been accrued to date.

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

LEGAL CONTINGENCIES

The Company is party to claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Company’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Company’s defenses and consultation with external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 8 to the consolidated financial statements for further information regarding the Company’s legal proceedings.

NEW ACCOUNTING STANDARDS ADOPTED

In November 2021, the FASB issued ASU 2021-10 as an update of ASC Topic 832 to increase the transparency of government assistance received by a business entity, including disclosure of the types of transactions, the accounting for those transactions, and the effect of those transactions on its financial statements. The ASU was effective for annual periods beginning after December 15, 2021. A portion of the Company’s stewardship and conservation efforts were subsidized by the State of Hawaii and the County of Maui. Approximately $0.4 and $0.7 million in grants from government entities were recognized as revenues in the Company’s leasing segment during the years ended December 31, 2022 and 2021, respectively. in accordance with ASC 958.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. This ASU requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance was adopted on January 1, 2023 using a modified retrospective transition method applied to receivable balances in the Company’s non-leasing segments. There was no cumulative-effect adjustment to retained earnings/(deficit) upon adoption of the ASU.

2.	INVESTMENTS

Amortized cost and fair value of debt securities at December 31, 2022 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$2,983	$9	$-	$2,992

Maturities of debt securities at December 31, 2022 were as follows:

	Held-to-Maturity
	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,432	$2,440
Greater than one year through five years	551	552
	$2,983	$2,992

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

3.	ASSETS HELD FOR SALE

Assets held for sale at December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Kapalua Resort, 46- acre Kapalua Central Resort project	$3,019	$2,988
Upcountry Maui, 646-acre parcel of agricultural land	-	156
	$3,019	$3,144

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

None of the above assets held for sale have been pledged as collateral under the Company’s credit facility.

4.	PROPERTY & EQUIPMENT

Land

Most of the Company’s 22,000 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. More than 20,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and Hali’imaile which are used in the Company’s leasing operations. Most of the Company’s buildings were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations.

5.	LONG-TERM DEBT

The Company has available a $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”). On December 23, 2021, the Company executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (“Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The Company was in compliance with the covenants under the Credit Facility as of December 31, 2022.

6.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)

Defined benefit pension plan	$1,023	$5,932
Non-qualified retirement plan	1,731	2,147
Total	2,754	8,079
Less current portion	(142)	(142)
Non-current portion of accrued retirement benefits	$2,612	$7,937

The Company had two defined benefit pension plans which covered substantially all former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company merged the two defined benefit pension plans to streamline the administration of the frozen plan in 2018. The Company also has an unfunded non-qualified retirement plan covering nine of its former employees. The non-qualified retirement plan was frozen in 2009 and future vesting of additional benefits was discontinued.

In November 2022, the Company signed a purchase agreement with an insurer to annuitize the scheduled pension payments of 167 participants currently receiving benefits. Approximately $14.5 million was paid to the insurer from plan assets for the group annuity contract.

In November 2021, the Company signed a purchase agreement with an insurer to annuitize the scheduled pension payments of 384 participants currently receiving benefits. Approximately $10.4 million was paid to the insurer from plan assets for the group annuity contract.

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for the years ended December 31, 2022 and 2021, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$40,182	$54,655
Interest cost	1,034	1,237
Actuarial gain	(7,772)	(1,160)
Benefits paid	(16,907)	(14,550)

Benefit obligations at end of year	16,537	40,182

Change in plan assets:
Fair value of plan assets at beginning of year	32,103	43,587
Actual return on plan assets	(7,241)	1,384
Employer contributions	5,828	1,682
Benefits paid	(16,907)	(14,550)

Fair value of plan assets at end of year	13,783	32,103

Funded status	$(2,754)	$(8,079)
Accumulated benefit obligations	$16,537	$40,182

Weighted average assumptions to determine benefit obligations:
Discount rate	5.11	-	5.14%	2.69	-	2.74%
Expected long-term return on plan assets		5.00%			4.00%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $8.3 million and $15.6 million at December 31, 2022 and 2021, respectively, represent the net actuarial loss which have not yet been recognized as a component of pension and other post-retirement expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2022	2021
	(in thousands)
Pension and other benefits:
Interest cost	$1,034	$1,237
Expected return on plan assets	(1,226)	(1,680)
Recognized net actuarial loss	585	933
Settlement expense	7,492	4,252
Pension expense	$7,885	$4,742

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss (gain)	$696	$(865)
Amortization of recognized loss	(8,077)	(5,185)
Total recognized gain in comprehensive income	$(7,381)	$(6,050)

Weighted average assumptions used to determine net periodic benefit cost:	2022			2021

Discount rate	2.69	-	2.74%	2.28	-	2.35%
Expected long-term return on plan assets		4.00%			4.50%
Rate of compensation increase		n/a			n/a

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

At December 31, 2022 and 2021, the plan held shares of various Aon Collective Investment Trust (“ACIT”) funds. The fair value of the Company’s pension plan assets by category were as follows:

	2022 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$631	$828	$1,459
ACIT fixed income funds	-	10,666	261	10,927
Cash management funds	-	1,397	-	1,397

	$-	$12,694	$1,089	$13,783

	2021 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$6,385	$1,425	$7,810
ACIT fixed income funds	-	21,114	1,746	22,860
Cash management funds	-	1,433	-	1,433

	$-	$28,932	$3,171	$32,103

Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs). Net asset values (“NAV”) of ACIT funds included in Level 2 are readily determinable, measured daily and based on the fair value of each fund’s underlying investments. For certain ACIT funds, NAV is used as a practical expedient to estimate fair value and is not categorized in the fair value hierarchy. These funds determine NAV based on the fair value of its underlying investments on a monthly or quarterly basis and have redemption restrictions. Redemptions may be requested at the fund’s quarter-end NAV under the notification requirements of each fund, including a 105 day notice.

An administrative committee consisting of certain senior management employees administers the Company’s defined benefit pension plan. The pension plan assets are allocated among approved asset types based on the plan’s current funded status and other characteristics set by the administrative committee, subject to liquidity requirements of the plan.

Estimated future benefit payments are as follows (in thousands):

Years ending December 31,
2023	$1,507
2024	$1,474
2025	$1,448
2026	$1,416
2027	$1,379
2028-2032	$6,283

The Company made voluntary contributions of $5.7 million and $1.0 million to its defined benefit pension plan in August 2022 and 2021, respectively. The Company also funded a minimum required contribution of $0.6 million to its pension plan in January 2021. The CARES Act included limited funding relief provisions for single employer defined benefit plans allowing the deferral of required contributions that would have been otherwise due in 2020. No minimum contributions are required in 2023.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.3 million, $0.3 million, and $0.8 million at December 31, 2022, 2021, and 2020, respectively.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2022 and 2021, respectively.

8.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. An administrative hearing date has been scheduled for June 2023.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematocide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $21,000 and $59,000 for the reimbursement of filtration and maintenance costs during the years ending December 31, 2022 and 2021, respectively. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded as the Company is unable to estimate the amount, or range of amounts, of any probable liability, if any.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

9.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the lease agreement. There are no agreements allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC 842 for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)

Minimum rentals	$3,272	$3,029
Percentage rentals	1,937	1,503
Licensing fees	1,001	732
Other	1,296	1,659
	$7,506	$6,923

Leased property, net of accumulated depreciation, was $10.1 and $11.2 million at December 31, 2022 and 2021, respectively.

Future minimum rental income for the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2023	$2,644
2024	$2,449
2025	$2,360
2026	$2,334
2027	$2,275
Thereafter	$10,429

The Company recognized rent expense from operating leases of $49,000 and $41,000 for the years ended December 31, 2022 and 2021, respectively. A right-of-use asset was recorded in Other current assets and the related lease liability in Other current liabilities. The present value of remaining contractual payments under these office and equipment leases were $53,000 and $87,000 at December 31, 2022 and 2021, respectively.

10.	SHARE-BASED COMPENSATION

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

Share-based compensation totaled $1.3 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. Included in these amounts were approximately $0.9 million and $0.7 million of restricted shares of common stock which vested in 2022 and 2021, respectively.

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

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)

Federal income tax expense (benefit) at statutory rate	$375	$(718)
Adjusted for:
Permanent differences	86	102
Valuation allowance	(461)	616
Income tax expense (benefit)	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2022 and 2021:

	2022	2021
	(in thousands)

Net operating loss and tax credit carryforwards	$23,980	$25,132
Joint venture and other investments	(27)	(27)
Accrued retirement benefits	1,149	2,545
Property net book value	2,960	2,862
Deferred revenue	1,016	1,083
Reserves and other	(50)	(5)
Total deferred tax assets	29,028	31,590
Valuation allowance	(29,028)	(31,590)
Net deferred tax assets	$-	$-

Valuation allowances have been established to reduce future tax benefits not expected to be realized. The change in the deferred tax asset related to accrued retirement benefits and the valuation allowance includes the pension adjustment included in accumulated other comprehensive loss, which is not included in the current provision. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA. The Company had approximately $67.6 million in federal NOL carry forwards at December 31, 2022, that expire from 2028 through 2034. The Company had approximately $81.7 million in state NOL carry forwards at December 31, 2022, that expire from 2028 through 2034. The Company had approximately $5.7 million in federal and state NOL carry forwards at December 31, 2022 that do not expire.

12.	DISCONTINUED OPERATIONS

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

The results of discontinued operations in 2021 were as follows:

2021
(in thousands)

Operating revenues	$819
Operating costs and expenses	(995)
Impairment loss	(40)
Loss from discontinued operations	$(216)

13.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources. Reportable operating segments in 2022 were as follows:

•	Real Estate includes development activities, such as land planning and entitlement, and the sale of real estate inventory.

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

The Company’s reportable operating segment results were measured based on operating income, exclusive of interest, depreciation, general and administrative, share-based compensation, pension and other postretirement expenses.

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2022 and 2021 (in thousands) were as follows:

	Real		Resort
	Estate	Leasing	Amenities	Other	Consolidated
2022
Operating revenues (1)	$11,600	$8,513	$847	$-	$20,960
Operating costs and expenses	(1,026)	(3,598)	(1,547)	-	(6,171)
Depreciation expense	-	(1,101)	-	(8)	(1,109)
General and administrative expenses	(1,068)	(1,141)	(496)	(1,368)	(4,073)
Operating income (loss)	9,506	2,673	(1,196)	(1,376)	9,607
Pension and other post-retirement expenses					(7,885)
Interest expense					(6)
Other income					71
Income from continuing operations					$1,787

Capital expenditures (2)	$33	$-	$-	$-	$33
Assets (3)	$15,274	$13,586	$815	$12,731	$42,406

	Real		Resort
	Estate	Leasing	Amenities	Other	Consolidated
2021
Operating revenues (1)	$3,400	$8,103	$940	$-	$12,443
Operating costs and expenses	(750)	(3,495)	(1,355)	-	(5,600)
Depreciation expense	-	(1,177)	-	(11)	(1,188)
General and administrative expenses	(1,049)	(1,121)	(487)	(1,361)	(4,018)
Operating income (loss)	1,601	2,310	(902)	(1,372)	1,637
Pension and other post-retirement expenses					(4,732)
Interest expense					(122)
Other income					13
Loss from continuing operations					$(3,204)

Capital expenditures (2)	$74	$29	$-	$-	$103
Assets (3)	$15,525	$14,684	$800	$6,910	$37,919

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.

14.	RESERVES

Allowance for doubtful accounts for 2022 and 2021 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2022	$154	$23	$177
2021	$220	$(66)	$154

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

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

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item will be set forth in our proxy statement related to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item will be set forth in our proxy statement related to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be set forth in our proxy statement related to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be set forth in our proxy statement related to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be set forth in our proxy statement related to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)

1.

Financial Statements. The following financial statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

2.	Financial Statements schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii Corporation, into Maui Land & Pineapple, Inc., a Delaware Corporation	8-K	001-06510	2.1	7/20/2022
3.1	State of Delaware Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation Pursuant to Section 265 of the Delaware General Corporation Law	8-K	001-06510	3.1	7/20/2022
3.2	Certificate of Incorporation of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.2	7/20/2022
3.3	Bylaws of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.3	7/20/2022
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3	Loan Agreement, by and between the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.4	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.5	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.6	Fourth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 23, 2021	10-K	001-06510	10.6	3/01/2022
10.7	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022	10-Q	001-06510	10.1	8/11/2022
10.8	Purchase and Sale Agreement and Escrow Instructions, by and between the Company and EKN Development Group LLC, dated December 29, 2021	10-K	001-06510	10.8	3/1/2022

10.9	Amendment No. 1 to Purchase and Sale Agreement and Escrow Instructions, by and between the Company and Fahkry LLC, dated March 29, 2022	10-Q	001-06510	10.1	5/10/2022
10.10	Amendment No. 2 to Purchase and Sale Agreement and Escrow Instructions, by and between the Company and Fahkry LLC, dated May 5, 2022	10-Q	001-06510	10.3	5/10/2022
10.11	Amendment No. 3 to Purchase and Sale Agreement and Escrow Instructions, by and between the Company and Fahkry LLC, dated May 13, 2022	10-Q	001-06510	10.2	8/11/2022
10.12	Confidential Release and Settlement Agreement from the Company to Warren Haruki dated March 15, 2023					X
10.13	Employment Agreement between the Company and Race Randle dated March 15, 2023					X
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 23, 2023					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	InlineXBRL Taxonomy Extension Calculation document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	InlineXBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document					X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

#	Indicates a management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2023.

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

By	/s/ Warren H. Haruki	Date: March 23, 2023
Warren H. Haruki, Chairman of the Board &
Chief Executive Officer (Principal Executive Officer)

By	/s/ Stephen M. Case	Date: March 23, 2023
Stephen M. Case, Director

By	/s/ David A. Heenan	Date: March 23, 2023
David A. Heenan, Director

By	/s/ Anthony P. Takitani	Date: March 23, 2023
Anthony P. Takitani, Director

By	/s/ Arthur C. Tokin	Date: March 23, 2023
Arthur C. Tokin, Director

By	/s/ Glyn F. Aeppel	Date: March 23, 2023
Glyn F. Aeppel, Director

By	/s/ John M. Sabin	Date: March 23, 2023
John M. Sabin, Director

By	/s/ Wade K. Kodama	Date: March 23, 2023
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer)

By	/s/ Scott N. Kodama	Date: March 23, 2023
Scott N. Kodama, Controller
(Principal Accounting Officer)