Form 10-Q
period 2023-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2023-05-11
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2023
Common Stock, $0.0001 par value	19,596,496 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (“SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	concentration of credit risk on deposits held at banks in excess of FDIC insured limits;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawaii;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all; and

•	changes in U.S. accounting standards adversely impacting us.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,653	$8,499
Restricted cash	10	10
Accounts receivable, net	918	892
Investments, current portion	2,956	2,432
Prepaid expenses and other assets	340	368
Assets held for sale	3,021	3,019
Total current assets	15,898	15,220

PROPERTY & EQUIPMENT, NET	15,625	15,878

OTHER ASSETS
Investments, net of current portion	58	551
Deferred development costs	9,566	9,566
Other noncurrent assets	1,180	1,191
Total other assets	10,804	11,308
TOTAL ASSETS	$42,327	$42,406

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$650	$589
Payroll and employee benefits	903	869
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	506	227
Other current liabilities	478	480
Total current liabilities	2,679	2,307

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	2,619	2,612
Deferred revenue, net of current portion	1,467	1,500
Deposits	2,154	2,185
Other noncurrent liabilities	21	30
Total long-term liabilities	6,261	6,327
TOTAL LIABILITIES	8,940	8,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock-- $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,576,304 and 19,476,671 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	84,289	83,392
Additional paid-in-capital	9,184	9,184
Accumulated deficit	(51,901)	(50,537)
Accumulated other comprehensive loss	(8,185)	(8,267)
Total stockholders' equity	33,387	33,772
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$42,327	$42,406

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands except per share amounts)
OPERATING REVENUES
Leasing	$2,077	$2,031
Resort amenities and other	221	217
Total operating revenues	2,298	2,248

OPERATING COSTS AND EXPENSES
Real estate	83	90
Leasing	794	741
Resort amenities and other	549	510
General and administrative	1,025	756
Share-based compensation	964	379
Depreciation	253	274
Total operating costs and expenses	3,668	2,750

OPERATING LOSS	(1,370)	(502)
Other income	129	-
Pension and other post-retirement expenses	(121)	(114)
Interest expense	(2)	(2)
NET LOSS	$(1,364)	$(618)
Other comprehensive income - pension, net	82	156
TOTAL COMPREHENSIVE LOSS	$(1,282)	$(462)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.07)	$(0.03)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2023	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	347			967
Vested restricted stock issued	82	821	(347)			474
Shares cancelled to pay tax liability	(50)	(544)				(544)
Other comprehensive income - pension					82	82
Net loss				(1,364)		(1,364)
Balance, March 31, 2023	19,576	$84,289	$9,184	$(51,901)	$(8,185)	$33,387

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	273			767
Vested restricted stock issued	24	273	(273)			-
Shares cancelled to pay tax liability	(26)	(269)				(269)
Other comprehensive income - pension					156	156
Net loss				(618)		(618)
Balance, March 31, 2022	19,430	$82,876	$9,184	$(52,942)	$(15,492)	$23,626

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$731	$2,817

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(2)	(13)
Purchases of bond investments	(426)	-
Maturities of bond investments	395	-
NET CASH USED IN INVESTING ACTIVITIES	(33)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(544)	(269)
NET CASH USED IN FINANCING ACTIVITIES	(544)	(269)

NET INCREASE IN CASH	154	2,535
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,509	5,596
CASH AND RESTRICTED CASH AT END OF PERIOD	$8,663	$8,131

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, collectively, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended March 31, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

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

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

3.	RESTRICTED CASH

Restricted cash of $10,000 at March 31, 2023 and December 31, 2022 (audited) consisted of deposits held in escrow from the prospective buyer of a property held for sale. The funds held in escrow will be returned to the Company due to the termination of the sale agreement in April 2023.

4.	INVESTMENTS

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense).

Amortized cost and fair value of corporate debt securities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,014	$2,983
Unrealized gains	3	9
Unrealized losses	(7)	-
Fair value	$3,010	$2,992

Maturities of debt securities at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023 (unaudited)		December 31, 2022 (unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,956	$2,952	$2,432	$2,440
Greater than one year through five years	58	58	551	552
	$3,014	$3,010	$2,983	$2,992

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

5.	PROPERTY & EQUIPMENT

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,360	10,360
Total property and equipment	51,224	51,224
Less accumulated depreciation	35,599	35,346
Property and equipment, net	$15,625	$15,878

Land

Most of the Company’s over 22,000 acres of land were acquired between 1911 and 1932 and are carried in its condensed consolidated balance sheets at cost. More than 20,400 acres of land are located in West Maui and comprise a largely contiguous collection of parcels which extend from the ocean to an elevation of approximately 5,700 feet. The West Maui landholdings include approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community. The Company’s remaining approximately 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali’imaile and are mainly comprised of leased agricultural fields, commercial and light industrial properties.

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

Buildings

Buildings are comprised of restaurant, retail and light industrial spaces located at the Kapalua Resort and Hali’imaile which are used in the Company’s leasing operations. The majority of the Company’s buildings were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations.

6.	ASSETS HELD FOR SALE

Assets held for sale consisted of the 46-acre Central Resort project located in Kapalua. In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. Terms of the agreement were subsequently amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui. The Company allowed the agreement with the buyer to expire on April 11, 2023. The application for the extension of the SMA permit will be managed by the Company.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.4 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year. Revenue recognized for each of the three months ended March 31, 2023 and 2022 was $0.2 million.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,000 for each of the three months ended March 31, 2023 and 2022.

Escrowed deposits

The Company had $10,000 of deposits held in escrow from the prospective buyer of an asset held for sale at March 31, 2023.

8.	LONG-TERM DEBT

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

The outstanding balance of the Credit Facility was zero at March 31, 2023 and December 31, 2022. The Company was in compliance with the covenants under the Credit Facility at March 31, 2023.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$1,041	$1,023
Non-qualified retirement plans	1,720	1,731
Total	2,761	2,754
Less current portion	142	142
Non-current portion of accrued retirement benefits	$2,619	$2,612

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

The net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
	(in thousands)
Interest cost	$203	$264
Expected return on plan assets	(164)	(306)
Amortization of net loss	82	156
Pension and other postretirement expenses	$121	$114

No contributions are required to be made to the defined benefit pension plan in 2023.

10.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order as the Company continues to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring continues to reflect effluent concentration amounts within allowable ranges. An administrative hearing date has been scheduled for July 2023.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations after consultation with legal counsel.

11.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to ASC Topic 842 for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
	(in thousands)

Minimum rentals	$806	$823
Percentage rentals	495	394
Licensing fees	223	222
Other	205	237
Total	$1,729	$1,676

12.	SHARE-BASED COMPENSATION

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

Share-based compensation expense totaled $1.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Included in these amounts were $0.8 million and $0.3 million of restricted common stock vested during the three months ended March 31, 2023 and 2022, respectively.

13.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at March 31, 2023 and December 31, 2022, respectively.

14.	EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2023 and 2022 were 19.5 million and 19.4 million, respectively.

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

15.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief decision maker – in assessing performance and determining the allocation of resources and by the Board of Directors. Reportable operating segments are as follows:

•	Real Estate includes the planning, entitlement, development, and sale of real estate inventory.

•

Leasing includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including watershed conservation activities. The operating segment also includes the revenues and expenses from the management of ditch, reservoir and well systems that provide non-potable irrigation water to West and Upcountry Maui areas.

•	Resort Amenities include a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, and share-based compensation.

Reportable operating segment revenues and income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
	(in thousands)
Operating Segment Revenues
Real estate	$-	$-
Leasing	2,077	2,031
Resort amenities and other	221	217
Total Operating Segment Revenues	$2,298	$2,248
Operating Segment Income (Loss)
Real estate	$(83)	$(90)
Leasing	1,283	1,290
Resort amenities and other	(328)	(293)
Total Operating Segment Income	$872	$907

16.	FAIR VALUE MEASUREMENTS

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

17.	NEW ACCOUNTING STANDARD ADOPTED

In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses. The ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. The guidance requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. The application of the ASU did not have a material effect on the Company’s condensed consolidated interim financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2022 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

• Leasing—Our leasing operations include residential, resort, commercial, agricultural and industrial land and property leases, and licensing of our registered trademarks and trade names. This operating segment also includes the management of ditch, reservoir, and well systems in West and Upcountry Maui and the stewardship of watershed conservation areas.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

CONSOLIDATED

	Three Months Ended March 31,
	(unaudited)
	2023	2022
	(in thousands)

Operating revenues	$2,298	$2,248
Segment operating costs and expenses	(1,426)	(1,341)
General and administrative	(1,025)	(756)
Share-based compensation	(964)	(379)
Depreciation	(253)	(274)
Operating loss	(1,370)	(502)
Other income	129	-
Pension and other postretirement expenses	(121)	(114)
Interest expense	(2)	(2)
Net loss	$(1,364)	$(618)

Net loss per Common Share	$(0.07)	$(0.03)

REAL ESTATE

	Three Months Ended March 31,
	(unaudited)
	2023	2022
	(in thousands)

Operating revenues	$-	$-
Operating costs and expenses	(83)	(90)
Operating loss	$(83)	$(90)

There were no sales of real estate during the three months ended March 31, 2023 and 2022, respectively.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (SMA) permit issued by the County of Maui. We allowed the agreement to expire on April 11, 2023 as development plans for the Company’s real estate holdings will be reviewed and evaluated in connection with optimizing the planning of our Kapalua properties in conjunction with our leadership transition. We will continue to manage the application process of the SMA permit extension for the Central Resort project.

There were no significant real estate development expenditures during the three months ended March 31, 2023 and 2022.

Real estate development and sales are cyclical and depend on a number of factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Uncertainties associated macroeconomic market conditions, including increases in interest rates and fears of a recession, may reduce demand for real estate and impair prospective purchasers’ ability to obtain financing, which would adversely affect revenues from our real estate operations.

LEASING

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
	(in thousands)

Operating revenues	$2,077	$2,031
Operating costs and expenses	(794)	(741)
Operating income	$1,283	$1,290

As visitor traffic continues to return to pre-pandemic levels, income from our commercial leasing portfolio increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Percentage rental revenues recognized from our commercial tenants were $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Certain of our leases include a provision for additional rent based upon a percentage of sales exceeding a defined minimum threshold. Percentage rental income is recognized after those thresholds are achieved.

Operating expenses increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to higher property insurance premiums and landscaping expenses related to our commercial leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended
	March 31,
	(unaudited)
	2023	2022
	(in thousands)

Operating revenues	$221	$217
Operating costs and expenses	(549)	(510)
Operating loss	$(328)	$(293)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access, and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and a private pool-side dining beach club. The Kapalua Club does not operate any resort amenities and the dues collected are primarily used to pay the contracted fees for member access to the spa, beach club, golf courses and other resort amenities.

The annual increase in Kapalua Club dues rates was offset by lower membership counts. Membership levels were 156 and 168 at March 31, 2023 and 2022, respectively.

The increase in operating costs for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to higher golf course fees billed to the Company.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

The increase in general and administrative costs and share-based compensation for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is attributable to expenses related to the transition of director and management personnel of the Company. All outstanding stock grants of the Company’s former Chairman and Chief Executive Officer became fully vested upon his resignation. As a result, share-based compensation expense of $0.7 million was recognized at March 31, 2023. Costs related to the hiring and on-boarding of our new Chief Executive Officer were approximately $0.2 million during the three months ended March 31, 2023.

OTHER INCOME

We recognized $0.1 million of interest income from our money market and bond investment portfolio which was established in October 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $8.7 million and $8.5 million (audited) at March 31, 2023 and December 31, 2022, respectively.

We also had investments of $3.0 million at March 31, 2023 and December 31, 2022. Our investments consist of corporate bond securities maturing on various dates through September 2024. These bond investments yield approximately 5.0% at March 31, 2023. We intend to hold our bond securities until maturity.

At March 31, 2023, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at March 31, 2023. If economic conditions are negatively impacted in future periods, we may borrow under our Credit Facility.

Cash Flows

Net cash flow provided by our operating activities was $0.7 million for the three months ended March 31, 2023, as compared to $2.8 million for the three months ended March 31, 2022

There were no sales of real estate during the three months ended March 31, 2023 and 2022. During the prior calendar year, we sold approximately 50 acres in West Maui for $2.0 million in June 2022 and received net proceeds of $9.2 million from the sale of a 646-acre parcel in Upcountry Maui in May 2022.

Interest income earned from our cash and bond investments was $0.1 million for the three months ended March 31, 2023.

The outstanding balance of our Credit Facility remained zero at March 31, 2023. No interest payments on our Credit Facility were due for the three months ended March 31, 2023.

No contributions are required to be made to our defined benefit pension plan in 2023. In August 2022, we made a $5.7 million voluntary contribution to the plan.

Capital Resources

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 10, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 11, 2023	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)