Form 10-Q
period 2023-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2023-08-18
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $0.0001 par value	19,624,963 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawaii;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations;

•	changes in weather conditions, the occurrence of natural disasters, or threats of the spread of contagious diseases;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all; and

•	changes in U.S. accounting standards adversely impacting us.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,246	$8,499
Restricted cash	-	10
Accounts receivable, net	1,248	892
Investments, current portion	2,785	2,432
Prepaid expenses and other assets	497	368
Assets held for sale	3,056	3,019
Total current assets	14,832	15,220

PROPERTY & EQUIPMENT, NET	15,566	15,878

OTHER ASSETS
Investments, net of current portion	274	551
Deferred development costs	9,585	9,566
Other noncurrent assets	1,198	1,191
Total other assets	11,057	11,308
TOTAL ASSETS	$41,455	$42,406

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$459	$589
Payroll and employee benefits	736	869
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	447	227
Other current liabilities	488	480
Total current liabilities	2,272	2,307

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	2,626	2,612
Deferred revenue, net of current portion	1,433	1,500
Deposits	2,148	2,185
Other noncurrent liabilities	19	30
Total long-term liabilities	6,226	6,327
TOTAL LIABILITIES	8,498	8,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,589,504 and 19,476,671 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	84,421	83,392
Additional paid-in-capital	9,657	9,184
Accumulated deficit	(53,018)	(50,537)
Accumulated other comprehensive loss	(8,103)	(8,267)
Total stockholders' equity	32,957	33,772
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,455	$42,406

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate	$19	$11,600
Leasing	2,241	2,198
Resort amenities and other	213	189
Total operating revenues	2,473	13,987

OPERATING COSTS AND EXPENSES
Real estate	336	707
Leasing	1,039	997
Resort amenities and other	363	330
General and administrative	1,035	759
Share-based compensation	806	276
Depreciation	238	277
Total operating costs and expenses	3,817	3,346

OPERATING INCOME (LOSS)	(1,344)	10,641
Other income	350	-
Pension and other post-retirement expenses	(121)	(114)
Interest expense	(2)	(2)
NET INCOME (LOSS)	$(1,117)	$10,525
Other comprehensive income - pension, net	82	156
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,035)	$10,681

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.06)	$0.54

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(in thousands except per share amounts)
OPERATING REVENUES
Real estate	$19	$11,600
Leasing	4,318	4,228
Resort amenities and other	433	406
Total operating revenues	4,770	16,234

OPERATING COSTS AND EXPENSES
Real estate	418	796
Leasing	1,833	1,739
Resort amenities and other	911	840
General and administrative	2,059	1,516
Share-based compensation	1,772	654
Depreciation	491	550
Total operating costs and expenses	7,484	6,095

OPERATING INCOME (LOSS)	(2,714)	10,139

Other income	479	-
Pension and other post-retirement expenses	(243)	(229)
Interest expense	(3)	(3)
NET INCOME (LOSS)	$(2,481)	$9,907
Other comprehensive income - pension, net	164	312
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,317)	$10,219

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.13)	$0.51

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2023	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	821			1,441
Vested restricted stock issued	82	821	(821)			-
Shares cancelled to pay tax liability	(50)	(544)				(544)
Other comprehensive income - pension					82	82
Net loss				(1,364)		(1,364)
Balance, March 31, 2023	19,576	$84,289	$9,184	$(51,901)	$(8,185)	$33,387

Share-based compensation			608			608
Vested restricted stock issued	14	135	(135)			-
Shares cancelled to pay tax liability	-	(3)				(3)
Other comprehensive income - pension					82	82
Net loss				(1,117)		(1,117)
Balance, June 30, 2023	19,590	$84,421	$9,657	$(53,018)	$(8,103)	$32,957

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	273			767
Vested restricted stock issued	24	273	(273)			-
Shares cancelled to pay tax liability	(26)	(269)				(269)
Other comprehensive income - pension					156	156
Net loss				(618)		(618)
Balance, March 31, 2022	19,430	$82,876	$9,184	$(52,942)	$(15,492)	$23,626

Share-based compensation			170			170
Vested restricted stock issued	16	170	(170)			-
Shares cancelled to pay tax liability	(2)	(21)				(21)
Other comprehensive income - pension					156	156
Net loss				10,525		10,525
Balance, June30, 2022	19,444	$83,025	$9,184	$(42,417)	$(15,336)	$34,456

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(444)	$11,948

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(198)	(31)
Purchases of bond investments	(1,742)	-
Maturities of bond investments	1,668	-
NET CASH USED IN INVESTING ACTIVITIES	(272)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(547)	(291)
NET CASH USED IN FINANCING ACTIVITIES	(547)	(291)

NET (DECREASE) INCREASE IN CASH	(1,263)	11,626
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,509	5,596
CASH AND RESTRICTED CASH AT END OF PERIOD	$7,246	$17,222

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.0 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended June 30, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Restricted cash of $10,000 at December 31, 2022 (audited) consisted of deposits held in escrow from the prospective buyer of a property held for sale. The funds held in escrow were returned to the Company due to the termination of the sale agreement in April 2023.

4.	INVESTMENTS

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense).

Amortized cost and fair value of corporate debt securities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,059	$2,983
Unrealized gains	-	9
Unrealized losses	(8)	-
Fair value	$3,051	$2,992

Maturities of debt securities at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023 (unaudited)		December 31, 2022 (audited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,785	$2,778	$2,432	$2,440
Greater than one year through five years	274	273	551	552
	$3,059	$3,051	$2,983	$2,992

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

5.	PROPERTY & EQUIPMENT

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	12,943	12,943
Buildings	22,869	22,869
Machinery and equipment	10,398	10,360
Construction in progress	140	-
Total property and equipment	51,402	51,224
Less accumulated depreciation	35,836	35,346
Property and equipment, net	$15,566	$15,878

Land

The Company holds approximately 22,000 acres of land. Most of this land was acquired between 1911 and 1932 and is carried in its condensed consolidated balance sheets at cost. More than 20,400 acres are located in West Maui and is comprised of a largely contiguous collection of parcels which extend from the ocean to an elevation of approximately 5,700 feet. The West Maui landholdings include approximately 900 acres within Kapalua Resort, a master-planned, destination resort and residential community. Approximately 1,500 acres are located in Upcountry Maui in an area commonly known as Hali’imaile and is mainly comprised of leased agricultural fields, commercial and light industrial properties.

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

Assets held for sale consisted of the 46-acre Central Resort project located in Kapalua. In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. Terms of the agreement were subsequently amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui. The Company allowed the agreement with the buyer to expire on April 11, 2023. The application for the extension of the SMA permit is being managed by the Company while the project continues to be marketed for sale and joint venture.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.4 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year. Revenue recognized for each of the six months ended June 30, 2023 and 2022 was $0.4 million.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $0.1 million for each of the six months ended June 30, 2023 and 2022.

8.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. The Credit Facility provides options for revolving or term loan borrowing. Interest on loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing may be fixed at the Bank’s commercial loan rates using an interest rate swap option. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation of new indebtedness on collateralized properties without the prior written consent of the Bank.

The outstanding balance of the Credit Facility was zero at June 30, 2023 and December 31, 2022. The Company was in compliance with the covenants under the Credit Facility at June 30, 2023.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$1,059	$1,023
Non-qualified retirement plans	1,709	1,731
Total	2,768	2,754
Less current portion	142	142
Non-current portion of accrued retirement benefits	$2,626	$2,612

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

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest cost	$203	$264	$406	$529
Expected return on plan assets	(164)	(306)	(328)	(612)
Amortization of net loss	82	156	165	312
Pension and other postretirement expenses	$121	$114	$243	$229

No contributions are required to be made to the defined benefit pension plan in 2023.

10.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is comprised of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding – unless a hearing is requested to contest the alleged violations and penalties.

An administrative hearing date previously scheduled for July 2023 was postponed due to continuing favorable negotiations with the State and the Company making progress towards the determination of a technical solution to resolve the Order. As a condition of the deferral of the administrative hearing, the Company will submit a progress update at the end of August 2023. The Company is engaged with a third party specialist to provide recommendations for a technical solution that would meet the requirements of the Order and the Company has committed to the State that a formal selection of a technical solution will be presented to the State on or before December 31, 2023. .

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations after consultation with legal counsel.

11.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to ASC Topic 842 for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Minimum rentals	$837	$818	$1,644	$1,640
Percentage rentals	536	578	1,031	971
Licensing fees	295	275	518	498
Other	238	264	443	603
Total	$1,906	$1,935	$3,636	$3,712

12.	SHARE-BASED COMPENSATION

The Company’s directors and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (“Equity Plan”).

Share-based compensation is awarded annually to certain members of the Company’s management based on their achievement of predefined performance goals and objectives under the Equity Plan. Such share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares of common stock vesting quarterly over a period of three years. Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Directors receive both cash and equity compensation under the Equity Plan. Share-based compensation is comprised of restricted shares of common stock vesting quarterly over the directors’ annual period of service and valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

During the quarter ended June 30, 2023, options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors. The number of common shares granted which are subject to option for annual board service, board committee service, and continued service of the Chairman of the Board is 0.3 million shares, 0.1 million shares, and 0.4 million shares, respectively. Share-based compensation of stock option grants is valued at the commitment date, based on the fair value of the equity instruments, and is recognized as expense on a straight-line basis over the directors’ service period. For annual board service and board committee service, stock option grants have a contractual period of ten years and vest quarterly over 12 months. The exercise price per share is based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the three months ended June 30, 2023, 0.1 million share options vested to directors for annual board and committee service. For continued board service of the Chairman, the stock option grant has a contractual period of ten years which vests as follows: 0.1 million shares on June 1, 2024, 0.1 million shares on June 1, 2025, and 0.1 million shares on June 1, 2026. The exercise price per share is based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.53%.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior, The Company does not currently issue dividends. There were no forfeitures of stock option grants as of June 30, 2023. Management does not anticipate future forfeitures to be material.

Share-based compensation expense totaled $0.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Included in these amounts were $0.1 million and $0.2 million of restricted common stock vested during the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.4 million of restricted common stock vested during the six months ended June 30, 2023 and 2022 respectively.

13.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at June 30, 2023 and December 31, 2022, respectively.

14.	EARNINGS (LOSS) PER SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive shares arise from non-vested restricted stock and non-qualified stock options granted under the Company’s Equity Plan. The treasury stock method is applied to determine the number of potentially dilutive shares.

Basic and diluted weighted-average shares outstanding for the three months ended June 30, 2023 and 2022 were 19.6 million and 19.4 million, respectively. Basic and diluted weighted-average shares outstanding for the six months ended June 30, 2023 and 2022 were also 19.6 million and 19.4 million, respectively.

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

Reportable operating segment revenues and income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating Segment Revenues
Real estate	$19	$11,600	$19	$11,600
Leasing	2,241	2,198	4,318	4,228
Resort amenities and other	213	189	433	406
Total Operating Segment Revenues	$2,473	$13,987	$4,770	$16,234
Operating Segment Income (Loss)
Real estate	$(317)	$10,893	$(399)	$10,804
Leasing	1,202	1,201	2,485	2,489
Resort amenities and other	(150)	(141)	(478)	(434)
Total Operating Segment Income	$735	$11,953	$1,608	$12,859

16.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method to determine the valuation of stock options granted to directors during the three months ended June 30, 2023 is described in Note 12.

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

18.  SUBSEQUENT EVENT

On August 18, 2023, the Island of Maui experienced several large wildfires that severely impacted the residents, businesses and communities throughout Maui. The devastating fires directly impacted Central Maui, otherwise known as Upcountry Maui, South Maui in the vicinity of Kihei Town and most severely, the historical, West Maui town of Lahaina.

The Company’s land and asset holdings are located in two primary areas on Maui, approximately 1,500 acres are located Upcountry Maui in the Town of Hali’imaile and approximately 20,400 acres are located in West Maui in the Kapalua Resort area. The Company’s land and property holdings were not affected by the fires. The Company is actively supporting efforts to provide support and aid to our impacted tenants, partners, and the communities and residents of the Island of Maui.

On August 14, 2023, the Company filed with the SEC, Form 12b-25 to provide notification for late filing of our 2023 Q2 Form 10-Q that was due on August 14, 2023. The primary reason for the notice was due to the impacts of the wildfires as described above. The following is the narrative submitted with the filing of Form 12B-25:

The Company, including its corporate office and key team members, are primarily located near Lahaina on the island of Maui. Maui has recently experienced disastrous wildfires that have devastated the community. The wildfires have created power outages, limiting access to internet and phone services, and have adversely affected management’s availability. The Company is unable to file the Quarterly Report by the prescribed filing deadline without unreasonable effort and expense, because it requires additional time (1) to complete the preparation of its financial statements and other disclosures in the Quarterly Report, and (2) for its independent registered public accounting firm to finalize the review of the financial statements. The Company currently expects to file the Quarterly Report within the five calendar day extension period provided under Rule 12b-25.

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

• Leasing—Our leasing operations include residential, resort, commercial, agricultural, and industrial land and property leases, and licensing of our registered trademarks and trade names. This operating segment also includes the management of ditch, reservoir, and well systems in West and Upcountry Maui and the stewardship of watershed conservation areas.

• Resort Amenities—We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access and other privileges at certain amenities at the Kapalua Resort.

Results of Operations

Three and Six Months Ended June 30, 2023 compared to Three and Six Months Ended June 30, 2022

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating revenues	$2,473	$13,987	$4,770	$16,234
Segment operating costs and expenses	(1,738)	(2,034)	(3,162)	(3,375)
General and administrative	(1,035)	(759)	(2,059)	(1,516)
Share-based compensation	(806)	(276)	(1,772)	(654)
Depreciation	(238)	(277)	(491)	(550)
Operating income (loss)	(1,344)	10,641	(2,714)	10,139
Other income	350	-	479	-
Pension and other postretirement expenses	(121)	(114)	(243)	(229)
Interest expense	(2)	(2)	(3)	(3)
Net income (loss)	$(1,117)	10,525	$(2,481)	9,907

Net income (loss) per Common Share	$(0.06)	$0.54	$(0.13)	$0.51

REAL ESTATE

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating revenues	$19	$11,600	$19	$11,600
Operating costs and expenses	(336)	(707)	(418)	(796)
Operating income (loss)	$(317)	$10,893	$(399)	$10,804

There were no sales of real estate during the three and six months ended June 30, 2023. During the prior year’s three months ended June 30, 2022, we sold approximately 50 acres in West Maui for $2.0 million and a 646-acre parcel in Upcountry Maui for $9.6 million.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (SMA) permit issued by the County of Maui. We allowed the agreement to expire on April 11, 2023. Approximately $19,000 previously held in escrow was returned to us due to the termination of the sale agreement. The development plans for our real estate holdings are currently being reviewed and evaluated in conjunction with our leadership transition. We continue to manage the application process of the SMA permit extension for the Central Resort project while the project continues to be marketed for sale or joint venture.

Operating expenses for the three months ended June 30, 2023 include $0.2 million of transition costs related to the resignation of our former Vice President. For the three months ended June 30, 2022, we recognized $0.6 million related to the cost of land parcels sold.

Property and development costs capitalized during the six months ended June 30, 2023 totaled $0.2 million. There were no significant real estate development expenditures during the six months ended June 30, 2022.

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

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating revenues	$2,241	$2,198	$4,318	$4,228
Operating costs and expenses	(1,039)	(997)	(1,833)	(1,739)
Operating income	$1,202	$1,201	$2,485	$2,489

As visitor traffic continues to return to pre-pandemic levels, income from our leasing operations increased during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to higher base rents received from our current leases and improved sales performance at our tenants’ operations.

Operating expenses increased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022,resulting from increases in premiums from our property insurance policies and higher costs to maintain our water delivery systems.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Operating revenues	$213	$189	$433	$406
Operating costs and expenses	(363)	(330)	(911)	(840)
Operating loss	$(150)	$(141)	$(478)	$(434)

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

Lower membership levels during the six months ended June 30, 2023 were offset by an annual increase in dues rates. Revenues during the prior year’s three months ended June 30, 2022 decreased as a result of refunds issued for terminated memberships.

The increase in operating costs for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily due to higher golf course fees billed to us.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

The increase in general and administrative costs and share-based compensation for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was attributable to expenses related to the transition of director and management personnel. General and administrative costs increased to $1.0 million for the three months ended June 30, 2023 primarily due to one-time expenses related to our executive transition. Additionally, all outstanding stock grants of resigned executive personnel, including the Company’s former Chairman and Chief Executive Officer, became fully vested during the six months ended June 30, 2023.

During the quarter ended June 30, 2023, options to purchase shares of common stock under our Equity Plan were granted to directors. The number of common shares subject to option for annual board service, board committee service, and continued service of the Chairman of the Board were 250,000 shares, 78,000 shares, and 400,000 shares, respectively. For the six months ended June 30, 2023, 82,000 share options vested to directors for annual board and committee service. Share-based compensation expense totaled $0.8 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

OTHER INCOME

Interest income of $0.1 million and $0.2 million was earned on our money market and bond investment portfolio during the three and six months ended June 30, 2023, respectively. We also recognized $0.2 million of cash collateral returned from an owner-controlled insurance program of a former partnership interest.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $7.2 million and $8.5 million (audited) at June 30, 2023 and December 31, 2022, respectively.

We also had investments of $3.1 million and $3.0 million at June 30, 2023 and December 31, 2022, respectively. Our investments consist of corporate bond securities maturing on various dates through November 2024. These bond investments yield approximately 5.3% at June 30, 2023. We intend to hold our bond securities until maturity.

At June 30, 2023, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at June 30, 2023. If economic conditions are negatively impacted in future periods, we may borrow under our Credit Facility.

Cash Flows

Net cash flow used in our operating activities for the six months ended June 30, 2023 was $0.4 million. For the six months ended June 30, 2022, $11.9 million was provided by our operating activities.

There were no sales of real estate during the six months ended June 30, 2023. In the prior year, we collected $2.0 million and $9.2 million from the sales of 50 acres in West Maui and 646 acres in Upcountry Maui, respectively.

Interest income earned from our money market and bond investments was $0.2 million for the six months ended June 30, 2023.

The outstanding balance of our Credit Facility remained zero at June 30, 2023. There were no interest payments on our Credit Facility due during the six months ended June 30, 2023.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained within our Annual Report. Stock options granted to directors during the three months ended June 30, 2023 were accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the six months ended June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 10, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item 1A. RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the six months ended June 30, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 6. EXHIBITS

10.1	Form of Stock Option Grant to Chairman of the Board

10.2	Form of Stock Option Grant to Directors for Board Service and Committee Service

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page InCover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 18, 2023	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)