Form 10-Q
period 2023-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2023-11-13
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, $0.0001 par value	19,624,229 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the occurrence of natural disasters such as the Maui wildfires that occurred on August 8, 2023, changes in weather conditions, or threats of the spread of contagious diseases;

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawaii;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	potential liabilities and obligations under various federal, state and local environmental regulations;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all; and

•	changes in U.S. accounting standards adversely impacting us.

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

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,771	$8,499
Restricted cash	-	10
Accounts receivable, net	869	892
Investments, current portion	2,752	2,432
Prepaid expenses and other assets	739	368
Assets held for sale	3,131	3,019
Total current assets	14,262	15,220

PROPERTY & EQUIPMENT, NET	16,049	15,878

OTHER ASSETS
Investments, net of current portion	333	551
Deferred development costs	9,585	9,566
Other noncurrent assets	1,217	1,191
Total other assets	11,135	11,308
TOTAL ASSETS	$41,446	$42,406

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,129	$589
Payroll and employee benefits	783	869
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	289	227
Other current liabilities	467	480
Total current liabilities	2,810	2,307

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	2,633	2,612
Deferred revenue, net of current portion	1,400	1,500
Deposits	2,148	2,185
Other noncurrent liabilities	17	30
Total long-term liabilities	6,198	6,327
TOTAL LIABILITIES	9,008	8,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,604,509 and 19,476,671 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	84,570	83,392
Additional paid-in-capital	10,098	9,184
Accumulated deficit	(54,210)	(50,537)
Accumulated other comprehensive loss	(8,020)	(8,267)
Total stockholders' equity	32,438	33,772
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,446	$42,406

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
	(in thousands except per share amounts)
OPERATING REVENUES
Leasing	$1,931	$2,330
Resort amenities and other	170	221
Total operating revenues	2,101	2,551

OPERATING COSTS AND EXPENSES
Real estate	108	117
Leasing	1,151	869
Resort amenities and other	201	330
General and administrative	938	661
Share-based compensation	700	302
Depreciation	192	280
Total operating costs and expenses	3,290	2,559

OPERATING LOSS	(1,189)	(8)
Other income	120	-
Pension and other post-retirement expenses	(121)	(114)
Interest expense	(2)	(2)
NET LOSS	$(1,192)	$(124)
Other comprehensive income - pension, net	83	156
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,109)	$32

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.06)	$(0.01)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands except
	per share amounts)
OPERATING REVENUES
Real estate	$19	$11,600
Leasing	6,249	6,559
Resort amenities and other	604	628
Total operating revenues	6,872	18,787

OPERATING COSTS AND EXPENSES
Real estate	526	913
Leasing	2,984	2,608
Resort amenities and other	1,113	1,170
General and administrative	2,996	2,177
Share-based compensation	2,472	958
Depreciation	683	830
Total operating costs and expenses	10,774	8,656

OPERATING INCOME (LOSS)	(3,902)	10,131

Other income	598	-
Pension and other post-retirement expenses	(364)	(343)
Interest expense	(5)	(5)
NET INCOME (LOSS)	$(3,673)	$9,783
Other comprehensive income - pension, net	247	468
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,426)	$10,251

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.19)	$0.50

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2023	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	1,429			2,049
Vested restricted stock issued	96	956	(956)			-
Shares cancelled to pay tax liability	(50)	(547)				(547)
Other comprehensive income - pension					164	164
Net loss				(2,481)		(2,481)
Balance, June 30, 2023	19,590	$84,421	$9,657	$(53,018)	$(8,103)	$32,957

Share-based compensation			611			611
Vested restricted stock issued	16	170	(170)			-
Shares cancelled to pay tax liability	(1)	(21)				(21)
Other comprehensive income - pension					83	83
Net loss				(1,192)		(1,192)
Balance, September 30, 2023	19,605	$84,570	$10,098	$(54,210)	$(8,020)	$32,438

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590
Share-based compensation	49	494	443			937
Vested restricted stock issued	40	443	(443)			-
Shares cancelled to pay tax liability	(28)	(290)				(290)
Other comprehensive income - pension					312	312
Net income				9,907		9,907
Balance, June 30, 2022	19,444	$83,025	$9,184	$(42,417)	$(15,336)	$34,456

Share-based compensation			198			198
Vested restricted stock issued	18	198	(198)			-
Shares cancelled to pay tax liability	(2)	(20)				(20)
Other comprehensive income - pension					156	156
Net loss				(124)		(124)
Balance, September 30, 2022	19,460	$83,203	$9,184	$(42,541)	$(15,180)	$34,666

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(197)	$6,064

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(872)	(34)
Purchases of bond investments	(2,424)	-
Maturities of bond investments	2,323	-
NET CASH USED IN INVESTING ACTIVITIES	(973)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(568)	(311)
NET CASH USED IN FINANCING ACTIVITIES	(568)	(311)

NET (DECREASE) INCREASE IN CASH	(1,738)	5,719
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,509	5,596
CASH AND RESTRICTED CASH AT END OF PERIOD	$6,771	$11,315

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.2 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended September 30, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted from the reincorporation as each outstanding share of common stock previously issued when the Company was incorporated in Hawaii was automatically converted into one share of the newly established Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

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

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other expense.

Amortized cost and fair value of corporate debt securities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,085	$2,983
Unrealized gains	-	9
Unrealized losses	(8)	-
Fair value	$3,077	$2,992

Maturities of debt securities at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023 (unaudited)		December 31, 2022 (audited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,752	$2,746	$2,432	$2,440
Greater than one year through five years	333	331	551	552
	$3,085	$3,077	$2,983	$2,992

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

5.	PROPERTY & EQUIPMENT

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	13,657	12,943
Buildings	22,869	22,869
Machinery and equipment	10,398	10,360
Construction in progress	102	-
Total property and equipment	52,078	51,224
Less accumulated depreciation	36,029	35,346
Property and equipment, net	$16,049	$15,878

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

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water systems in West Maui. The majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970s or conveyed in 2017. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

The Company holds approximately 260,000 square feet of leasable area on the island of Maui. Buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort and in Hali’imaile. The majority of the Company’s buildings were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations.

6.	ASSETS HELD FOR SALE

Assets held for sale consisted of the 46-acre Central Resort project located in Kapalua. In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. Terms of the agreement were subsequently amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui. The Company allowed the agreement with the buyer to expire on April 11, 2023. The application for the extension of the SMA permit is being managed by the Company while the project is marketed for sale or joint venture.

The above assets held for sale have not been pledged as collateral under the Company’s credit facility.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.3 million and $0.4 million at September 30, 2023 and December 31, 2022, respectively.

Deferred club membership revenue

The Company manages the operations of the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from dues received from the private club membership program are recognized on a straight-line basis over one year. Revenue recognized for each of the nine months ended September 30, 2023 and 2022 was $0.6 million.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $0.1 million for each of the nine months ended September 30, 2023 and 2022.

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

The outstanding balance of the Credit Facility was zero at September 30, 2023 and December 31, 2022. The Company was in compliance with the covenants under the Credit Facility at September 30, 2023.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$1,077	$1,023
Non-qualified retirement plans	1,698	1,731
Total	2,775	2,754
Less current portion	142	142
Non-current portion of accrued retirement benefits	$2,633	$2,612

The Company has a defined benefit pension plan which covers many of its former bargaining unit employees and an unfunded non-qualified plan covering nine former non-bargaining unit management and former executives. In 2011, pension benefits under the qualified plan were frozen and the non-qualified retirement plan was frozen in 2009. All future vesting of additional benefits were discontinued effective in 2011 for the qualified plan and 2009 for the unqualified plan. During the nine months ended September 30, 2023, the Board approved the termination of the defined benefit pension plan and the non-qualified retirement plan. The final settlements of the plan terminations are expected to be completed in 2024.

The net periodic benefit costs for pension and post-retirement benefits for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)
Interest cost	$203	$264	$608	$793
Expected return on plan assets	(165)	(306)	(491)	(918)
Amortization of net loss	83	156	247	468
Pension and other postretirement expenses	$121	$114	$364	$343

No contributions are required to be made to the defined benefit pension plan in 2023.

10.	COMMITMENTS AND CONTINGENCIES

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

An evidentiary hearing previously scheduled for July 2023 was postponed indefinitely due to continuing favorable negotiations with the DOH and the Company making progress towards the determination of a technical solution to resolve the Order. As a condition of the deferral of the administrative hearing, the Company submitted a progress update on October 11, 2023. The Company is engaged with a specialist to provide recommendations for a technical solution that would meet the requirements of the Order. The Company has committed to the DOH that a formal selection of a technical solution will be presented on or before February 15, 2024.

On August 8, 2023, the island of Maui experienced several large wildfires impacting the Upcountry Maui and Lahaina areas. While the Company’s land and property holdings were not damaged by the fires, management continues to evaluate for potential contingencies or commitments, including its impact to tenants, partners, and communities located in the affected areas.

There are various other claims and legal actions pending against the Company. The resolution of these other matters is not expected to have a material adverse effect on the Company’s condensed consolidated interim financial position or results of operations after consultation with legal counsel.

11.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to ASC Topic 842 for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)

Minimum rentals	$849	$821	$2,493	$2,461
Percentage rentals	233	566	1,263	1,538
Licensing fees	188	259	706	757
Other	349	396	916	999
Total	$1,619	$2,042	$5,378	$5,755

12.	SHARE-BASED COMPENSATION

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

Directors receive both cash and equity compensation under the Equity Plan. Share-based compensation is comprised of restricted shares of common stock vesting quarterly over the directors’ annual period of service which are valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors during the quarter ended June 30, 2023. The number of common shares subject to option for annual board service, board committee service, and continued service of the Chairman of the Board is 0.3 million shares, 0.1 million shares, and 0.4 million shares, respectively. Share-based compensation of stock option grants is valued at the commitment date, based on the fair value of the equity instruments, and is recognized as expense on a straight-line basis over the option vesting period. For annual board service and board committee service, stock option grants have a contractual period of ten years and vest quarterly over 12 months. The exercise price per share is based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair market value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. Approximately 0.1 million and 0.2 million share options vested to directors for annual board and committee service during three and nine months ended September 30, 2023, respectively. For continued board service of the Chairman, the stock option grant has a contractual period of ten years which vests as follows: 0.1 million shares on June 1, 2024, 0.1 million shares on June 1, 2025, and 0.1 million shares on June 1, 2026. The exercise price per share is based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.53%.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior, The Company does not currently issue dividends. There were no forfeitures of stock option grants as of September 30, 2023. Management does not anticipate future forfeitures to be material.

Share-based compensation expense totaled $0.7 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Included in these amounts were $0.1 million and $0.2 million of restricted common stock vested during the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.6 million of restricted common stock vested during the nine months ended September 30, 2023 and 2022, respectively.

13.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at September 30, 2023 and December 31, 2022, respectively.

14.	EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive shares arise from non-vested restricted stock and non-qualified stock options granted under the Company’s Equity Plan. The treasury stock method is applied to determine the number of potentially dilutive shares.

Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2023 were 19.6 million. Basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2022 were 19.4 million.

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

Reportable operating segment revenues and income for the three and nine months ended September 30, 2023 and 2022 did not include land sales in these respective periods as opposed to $11.6M in properties sold in the prior three and nine month periods ending September 30, 2022. This is purposeful as the Company is evaluating its commercial assets and land holdings to determine better utilization to value creating of its assets. The reportable segment data is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)
Operating Segment Revenues
Real estate	$-	$-	$19	$11,600
Leasing	1,931	2,330	6,249	6,559
Resort amenities and other	170	221	604	628
Total Operating Segment Revenues	$2,101	$2,551	$6,872	$18,787
Operating Segment Income (Loss)
Real estate	$(108)	$(117)	$(507)	$10,687
Leasing	780	1,461	3,265	3,951
Resort amenities and other	(31)	(109)	(509)	(542)
Total Operating Segment Income	$641	$1,235	$2,249	$14,096

16.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method to determine the valuation of stock options granted to directors during the nine months ended September 30, 2023 is described in Note 12.

17.	NEW ACCOUNTING STANDARD ADOPTED

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326) to update the methodology used to measure current expected credit losses. The ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet exposures, such as loan commitments. The guidance requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. ASU 2019-10 was subsequently issued delaying the effective date to the first quarter of 2023. The ASU did not have a material effect on the Company’s condensed consolidated interim financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909. The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd. and certain other subsidiaries of the Company. On June 29, 2022, the Company’s shareholders voted to approve a proposal to change the state of incorporation of the Company from Hawaii to Delaware. The reincorporation was effected through a plan of conversion completed on July 18, 2022. Total authorized capital stock provided by the Delaware certificate of incorporation include 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. No change in ownership resulted as each outstanding share of common stock previously issued when the Company was incorporated in Hawaii was automatically converted into one share of the reincorporated Company. The name of the Company after reincorporation remains Maui Land & Pineapple Company, Inc. and shares of common stock continue to be listed on the New York Stock Exchange under the ticker symbol “MLP.”

We own and steward approximately 22,000 acres of land on the island of Maui, Hawaii along with approximately 260,000 square feet of commercial properties. A leadership transition began in April 2023 with the addition of a CEO and Board Chair, both experienced in real estate planning, development, and asset management. Between April and October, the transition continued with the addition of three team members with planning, community development, and land management experience. In this new chapter for Maui Land & Pineapple Company, our mission is to meet the critical needs of the community by carefully ensuring our assets are actively used to their fullest potential.

As an initial step by the new leadership team, we have audited our assets under management and available for development. The initial results of this review identified a material opportunity to increase the level of utilization, occupancy, and stabilized income from our operating assets.

At September 30, 2023, our commercial properties and land were occupied at the following levels:

Asset Management Summary (a non-GAAP financial measurement): Q3 2023
Commercial Real Estate	Total	Leased		Vacant
(CRE)	(square feet)	Sq. ft.	Percent	Sq. ft.	Percent
Industrial	186,717	113,219	61%	73,498	39%
Office	11,568	4,640	40%	6,928	60%
Retail	62,496	58,298	93%	4,198	7%
Residential	5,055	1,500	30%	3,555	70%
Total CRE	265,836	177,657	67%	88,179	33%

	Total	Leased		Vacant
Land	(acres)	Acres	Percent	Acres	Percent
Comm./Ind.	22	22	100%	-	0%
Residential	933	12	1%	921	99%
Agriculture	10,981	3,596	33%	7,385	67%
Conservation	10,350	-	0%	10,350	100%
Total (acres)	22,286	3,630	16%	18,656	84%

To improve the stable operating revenue from our buildings and lands, we have developed updated tenanting plans for our properties, with a focus on placemaking in our town centers. Short-term impacts to earnings may be anticipated as tenant improvements are performed in order to improve occupancy and reposition spaces and land with tenancies at market rents. Long-term positive impacts to operating revenues are intended as the occupancy of our existing land and commercial real estate portfolio is improved.

To establish and execute our land utilization strategies, investments will be made internally to reposition our team with the necessary capabilities along with market research, planning, and engineering services. Our primary goal is to establish executable strategies for the conversion of land from current uses to meet the long-term needs of the community, including the provision of land for agriculture and housing in a supply-constrained market. Long-term positive changes in land development and sales revenues should be expected as non-strategic lands are identified for sale and strategic land developments are advanced to completion.

Results of Operations

Three and Nine Months Ended September 30, 2023 compared to Three and Nine Months Ended September 30, 2022

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands except per share amounts)

Operating revenues	$2,101	$2,551	$6,872	$18,787
Segment operating costs and expenses	(1,460)	(1,316)	(4,623)	(4,691)
General and administrative	(938)	(661)	(2,996)	(2,177)
Share-based compensation	(700)	(302)	(2,472)	(958)
Depreciation	(192)	(280)	(683)	(830)
Operating income (loss)	(1,189)	(8)	(3,902)	10,131
Other income	120	-	598	-
Pension and other postretirement expenses	(121)	(114)	(364)	(343)
Interest expense	(2)	(2)	(5)	(5)
Net income (loss)	$(1,192)	(124)	$(3,673)	9,783

Net income (loss) per Common Share	$(0.06)	$(0.01)	$(0.19)	$0.50

REAL ESTATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)

Operating revenues	$-	$-	$19	$11,600
Operating costs and expenses	(108)	(117)	(526)	(913)
Operating income (loss)	$(108)	$(117)	$(507)	$10,687

There were no sales of real estate during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, we sold approximately 50 acres in West Maui for $2.0 million and a 646-acre parcel in Upcountry Maui for $9.6 million.

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

Operating expenses for the nine months ended September 30, 2023 include $0.4 million of transition costs related to the separation from employment of our former Vice President. For the nine months ended September 30, 2022, we recognized $0.9 million related to the cost of land parcels sold.

Property and development costs capitalized during the nine months ended September 30, 2023 totaled $0.2 million. There were no significant real estate development expenditures during the nine months ended June 30, 2022.

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

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)

Operating revenues	$1,931	$2,330	$6,249	$6,559
Operating costs and expenses	(1,151)	(869)	(2,984)	(2,608)
Operating income	$780	$1,461	$3,265	$3,951

Visitor traffic was returning to pre-pandemic levels until the occurrence of the Maui wildfires on August 8, 2023 and devastated the Island of Maui, in particular the West Maui town of Lahaina which is the island’s major tourist attraction. Income from our leasing operations decreased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, directly due to impact of the Maui wildfires and the loss of percentage rents for the months of August and September 2023.

Operating expenses increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, resulting from increases in premiums from our property insurance policies and higher costs to maintain our water delivery systems.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2023	2022	2023	2022
	(in thousands)

Operating revenues	$170	$221	$604	$628
Operating costs and expenses	(201)	(330)	(1,113)	(1,170)
Operating loss	$(31)	$(109)	$(509)	$(542)

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

Lower membership levels during the nine months ended September 30, 2023 were offset by an annual increase in dues rates and a decrease in operational costs as all the amenities closed as a result of the Maui wildfires from August 8, 2023 to the end of the third fiscal quarter. Revenues during the current year’s three months ended September 30, 2023 decreased as a result of the suspension of club fees due to the impacts of the Maui wildfires.

The decrease in operating costs for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was primarily due to the closure of the golf courses and club amenities as a result of the Maui wildfires.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

The increase in general and administrative costs and share-based compensation for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was attributable to expenses related to the transition of director and management personnel. General and administrative costs increased to $0.8 million for the nine months ended September 30, 2023 primarily due to one-time expenses related to our executive transition. Additionally, all outstanding stock grants of resigned executive personnel, including the Company’s former Chairman and Chief Executive Officer, became fully vested during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, options to purchase shares of common stock under our Equity Plan were granted to directors. The number of common shares subject to option for annual board service, board committee service, and continued service of the Chairman of the Board were 250,000 shares, 78,000 shares, and 400,000 shares, respectively. For the three and nine months ended September 30, 2023, 82,000 and 164,000 share options vested to directors for annual board and committee service. Total share-based compensation expense, including vesting of restricted common stock, was $0.7 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

OTHER INCOME

Interest income of $0.1 million and $0.4 million was earned on our money market and bond investment portfolio during the three and nine months ended September 30, 2023, respectively. We also recognized $0.2 million of cash collateral returned from an owner-controlled insurance program of a former partnership interest. The Company does not maintain or possess any off balance sheet financing nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $6.8 million and $8.5 million (audited) at September 30, 2023 and December 31, 2022, respectively.

We also had investments of $3.1 million and $3.0 million at September 30, 2023 and December 31, 2022, respectively. Our investments consist of corporate bond securities maturing on various dates through January 2025. These bond investments yield approximately 5.5% at September 30, 2023. We intend to hold our bond securities until maturity.

At September 30, 2023, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at September 30, 2023. If economic conditions are negatively impacted in future periods, we may borrow under our Credit Facility.

Cash Flows

Net cash flow used in our operating activities for the nine months ended September 30, 2023 was $0.2 million, and $6.1 million for the nine months ended September 30, 2022.

There were no sales of real estate during the nine months ended September 30, 2023. In the nine months ended September 30, 2022, we collected $2.0 million and $9.6 million from the sales of 50 acres in West Maui and 646 acres in Upcountry Maui, respectively.

Interest income earned from our money market and bond investments was $0.4 million for the nine months ended September 30, 2023.

The outstanding balance of our Credit Facility remained zero at September 30, 2023. There were no interest payments on our Credit Facility due during the nine months ended September 30, 2023.

No contributions are required to be made to our defined benefit pension plan in 2023. In August 2022, we made a $5.7 million voluntary contribution to the plan.

Capital Resources

Our business initiatives include investing in our operating infrastructure, and continued planning and entitlement efforts on our development projects. This may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling our real estate assets at acceptable prices in condensed timeframes. We believe that our cash on-hand and cash received from operations, together with borrowing capacity under our Credit Facility, will provide sufficient financial flexibility to meet working capital requirements and to fund capital expenditures through the next twelve months and the foreseeable future.

Our indebtedness, if drawn upon, could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained within our Annual Report. Stock options granted to directors during the nine months ended September 30, 2023 were accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the nine months ended September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 10, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the nine months ended September 30, 2023, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 13, 2023	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)