Form 10-K
period 2023-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2024-03-28
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-06510 MAUI LAND & PINEAPPLE COMPANY, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0107542 (IRS Employer Identification No.)
500 Office Road Lahaina, Maui, Hawai‘i 96761 (Address of principal executive offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$106,767,291 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2023)	19,680,996 (Number of shares of common stock outstanding at March 21, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”), filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission (“SEC”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this Annual Report and can be identified by words such as “anticipate,” “believe,” “continue” or “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” or “would,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties impacted by various factors, including the following, without limitation:

●	the risk of climate change, severe weather or natural disasters, such as the Maui wildfires that occurred in August 2023;
●	the concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limits and in receivables from our commercial leasing portfolio;
●	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;
●	an outbreak of a highly infectious or contagious disease such as the COVID-19 pandemic and its variants;
●	our ability to complete land development projects within forecasted time and budget expectations, including obtaining land use entitlements at reasonable costs and addressing environmental regulations pertaining to land development;
●	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets;
●	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness prior to its maturity dates;
●	security incidents through cyber-attacks or intrusions on our information systems;
●	our remote location in Hawai‘i apart from the mainland United States;
●	our ability to successfully compete with other developers of real estate in Maui;
●	our insurance coverages may be inadequate to cover catastrophic losses;
●	unauthorized use of our trademarks could negatively impact our business;
●	our ability to comply with funding requirements of employee retirement plans; and
●	changes in U.S. accounting standards may adversely impact us.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawai‘i corporation. The Company reincorporated from Hawai‘i to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “MLP.”

Depending upon the context, the terms “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively. The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries.

We own approximately 22,300 acres of land and 268,000 square feet of commercial property on the island of Maui, Hawai‘i which we put into productive use by planning, managing, developing, and selling residential, resort, commercial, agricultural, and industrial real estate through three business segments:

Land Development & Sales:	Our land development and sales operations consist of land planning and entitlement, development, and sales activities.

Leasing:

Our leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship of conservation areas.

Resort Amenities:	We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access, and other privileges at certain amenities in the Kapalua Resort.

For additional information and operating results related to the above business segments refer to the section entitled “Business Segments” in this Item 1 and in Note 13 to our financial statements set forth in Item 8 of this Annual Report.

Business Segments

Land Development and Sales

Our Land Development and Sales segment includes all land planning, entitlement, development, and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The following is a summary of our landholdings in approximate number of acres as of December 31, 2023:

	West Maui	Upcountry Maui	Total
Commercial/Industrial	22	-	22
Residential	933		933
Agricultural	9,481	1,500	10,981
Conservation/watershed	10,350	-	10,350
Total	20,786	1,500	22,286

Revenues from our Real Estate segment totaled $1.6 million, or approximately 15% of our total operating revenues for the year ended December 31, 2023.

Real Estate Planning and Entitlements – In certain cases we must obtain appropriate entitlements and approvals for the land we intend to develop. Securing proper land entitlements is a process that may require county, state, and federal approvals, which can take years to complete and entails a variety of risks. The entitlement process requires that we satisfy certain conditions and restrictions in connection with such governmental approvals, including, among other things, infrastructure improvements and impact fees in the form of dedicated land for schools and public parks, provide traffic mitigation measures, restrictions on permitted uses of the land, and provisions of affordable housing. We actively work with the community, regulatory agencies, and legislative bodies at all levels of government to obtain and manage necessary approvals consistent with the needs of the community.

Land Development and Sales was previously named Real Estate. The name change of the segment better represents the mission, vision and direction of the Company consistent with the leadership transition that occurred in April 2023. There is no impact to prior reporting due to this segment name change.

In 2023, under new leadership, our primary activity in this segment focused on market research and master planning of all owned land. In addition to strategic planning of our entire asset portfolio, we have approximately 1,050 acres of land on Maui that are in various stages of active planning and development process. The following is a summary of our active development projects as of December 31, 2023:

Location	Approximate Number of Acres	Zoned for Planned Use	Projected Start/End Dates
West Maui - Kapalua Central Resort	50	Yes	2024 - 2031
West Maui – Kapalua Mauka	930	Yes	2024 - 2034
West Maui – Kapalua Makai	40	Yes	2024 - 2034
Hali‘imaile Ranch Lots	30	Yes	2024 - 2031

We are engaged in planning, permitting and entitlement activities for our development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

West Maui - Kapalua Resort:

We began development of the Kapalua Resort in the early 1970’s. Today, the Kapalua Resort is an internationally recognized world-class destination resort, beach, golf and residential community. We presently have entitlements to develop a variety of projects in the Kapalua Resort. Three projects that are currently in various stages of planning include Kapalua Central Resort, Kapalua Mauka, and Kapalua Makai.

Kapalua Central Resort is a commercial town center and residential community located in the heart of the Kapalua Resort. It is comprised of 46 acres and State and County land use entitlements have been secured for this project. The project is currently planned to include up to 196 residential units and 61,000 square feet of commercial space. In December 2021, we entered into an agreement to sell the Kapalua Central Resort property for $40.0 million. On April 11, 2023, we allowed terms of the agreement to expire and regained control of the project from the developer. We are currently processing an extension of a Special Management Area (“SMA”) permit issued by the County of Maui. We are actively working with our consultants and engaging with the community in preparation for the permit extension review, which is anticipated to occur in 2024.  Concurrently, we are negotiating a joint venture to advance development of the property.

Kapalua Mauka was master planned and entitled in 2008 as a luxury single-family residential golf course neighborhood within Kapalua Resort. The property is located directly upslope of the existing resort development. The first phase of Kapalua Mauka, consisting of 51 residential lots, was subdivided, sold to a developer, and has since been completed. The remaining project area encompasses approximately 930 acres of land and has State and County land use entitlements to deliver up to 639 single-family homes, 19 condominium units, resort amenities, and an additional golf course or recreational space. As of this filing, planning and pre-development efforts are underway on the project.

Kapalua Makai is a 37-acre future project of the Kapalua Resort which is located adjacent to Honokahua Bay, also known as DT Fleming Beach Park. The land has State and County land use entitlements to deliver up to up to 573 residences, 349 hotel units, and new commercial and/or resort amenities.  As of this filing, master planning and pre-development efforts are underway on the project.

Upcountry Maui - Hali'imaile Town:

Hali‘imaile is an existing town located in Upcountry Maui, adjacent to historic Makawao Town. We own approximately 1,463 acres in Hali‘imaile zoned for agriculture, light industrial, and business which is in the federal Tax Cuts and Jobs Act (“TCJA”) Opportunity Zone.  Our landholdings include 290 acres classified for growth potential as “Small Town” in the long-range County of Maui Island Plan. As of this filing, we are underway with master planning for all land in Hali‘imaile.

In December 2023, we entered into a joint venture, BRE2 LLC, with Stone Properties, a Maui based developer. The joint venture is currently underway to develop approximately 31 acres in Hali‘imaile Town to be sold as ranch lots

As we develop these and other strategic projects, we expect to finance pre-development costs with operating revenues, proceeds from non-strategic land sales, debt financing, capital from joint venture partners or a combination of these methods.

The price and market for resort and other real estate in Maui is generally cyclical and influenced significantly by interest rates, other real estate markets in the mainland United States, specifically the west coast, where Hawai‘i is a popular location for vacations and the second-home market, the general condition of the economy in the United States and Asia, and the relationship of the dollar to foreign currencies. Our Land Development and Sales segment faces competition from other landowners and developers in Maui, as well as in other parts of Hawai‘i and the mainland United States. Our land holdings in West Maui are highly desired due to their proximity to beaches and amenities, along with a natural grade which provides a majority of the land with unobstructed ocean views.

Leasing

Our Leasing segment operations include commercial, industrial, and agricultural leases of land and property, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and grants related to stewardship and conservation efforts.

Revenues from our Leasing segment totaled $8.5 million, or approximately 78% of our total operating revenues for the year ended December 31, 2023.

Commercial and Industrial Leases – We are the owner and lessor of approximately 267,747 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial and industrial leases as of December 31, 2023:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	74,700	85%	2024 - 2032
Other West Maui	55,450	68%	2024 - 2034
Upcountry Maui	137,597	71%	2024 - 2032

Agricultural Leases – We are the lessor of approximately 11,000 acres of diversified agriculture, renewable energy, eco tours, and activities land leases in West and Upcountry Maui.

Trademark and Trade Name Licensing – Our primary trademarks and trade names include Kapalua, the Kapalua butterfly logo and the Maui Gold name and associated pineapple logo. We currently have licensing agreements for the use of these trademarks and trade names with several different companies, mainly in conjunction with our agricultural, commercial and industrial leases.

Potable and Non-Potable Water Systems – We own and operate several potable water wells, non-potable irrigation water ditches, reservoirs and transmission systems serving the Kapalua Resort, the County of Maui, and agricultural users in West and Upcountry Maui.

Stewardship and Conservation – We own and manage the conservation of a 9,000-acre nature and watershed preserve in West Maui known as the Pu‘u Kukui Watershed Preserve. A portion of our stewardship and conservation efforts is subsidized by the State of Hawai‘i.

Our Leasing segment operations are highly sensitive to economic conditions, including tourism and consumer spending levels, and faces substantial competition from other property owners in both Maui and Hawai‘i as a whole. The amount of rainfall and the level of development in the Kapalua Resort area also affect the demand for our potable and non-potable water. The 2023 Maui wildfires negatively impacted leasing revenues in West Maui and led us to provide rent relief to certain tenants.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and fitness center as well as a private pool-side dining beach club.

Revenues from our Resort Amenities segment totaled $0.8 million, or approximately 7% of our total operating revenues for the year ended December 31, 2023.

The Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawai‘i.

Employees

We had ten employees at December 31, 2023, of which seven were full-time employees none of whom are members of a collective bargaining group.

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. We also utilize an ethics reporting email and voice system which is monitored by the Audit Committee of the Board of Directors. Our Code of Business Conduct and Ethics is available on our website at www.mauiland.com under the Investor section of the website.  We will promptly disclose on our website the nature of any amendment to, or waiver or implicit waiver from, our Code of Business Conduct and Ethics that applies to any principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Available Information

Our internet address is www.mauiland.com. Reference in this Annual Report to this website address does not constitute incorporation by reference of the information contained on the websites. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4 and 5 pursuant to Section 16 of the Exchange Act. These filings are also available on the Security and Exchange Commission’s website at www.sec.gov.

Item 1A.	RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in our common stock involves substantial risk. Our stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Annual Report, as well as the other information we file with the Securities and Exchange Commission (the “SEC”) from time to time. If any of these risks are realized, our business, financial condition, results of operations, liquidity and prospects could be materially and adversely affected. In that case, the value of our common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.

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

We are subject to risks that generally relate to investments in real property because we develop, sell, and lease real property, primarily for residential use. The market for real estate on Maui and in Hawai‘i generally tends to be highly cyclical and is typically affected by numerous changes in local, national, and worldwide conditions, especially economic conditions, many of which are beyond our control, including the following:

•	periods of economic uncertainty and weakness in Hawai‘i and in the United States generally;

•

uncertainties and changes in U.S. social, political, regulatory, and economic conditions or laws and policies, and concerns surrounding ongoing developments in the European Union, the Middle East and Asia;

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawai‘i;

•	local, state, and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of the Kapalua Resort area, the island of Maui, and the State of Hawai‘i as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as wildfires as recently experienced on Maui, tsunamis, hurricanes, earthquakes, and other natural disasters, including the impacts of the COVID-19 pandemic and its variants.

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

Because we are located in Hawai‘i and therefore apart from the mainland United States, our financial results are more sensitive to certain economic factors, such as spending on tourism and increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

Our businesses are dependent on attracting visitors to the Kapalua Resort, to the island of Maui, and to the State of Hawai‘i as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as worldwide economic uncertainty and weakness, the level of unemployment in Hawai‘i and the mainland United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer’s demand for our future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the threat, or perceived threat, of the spread of contagious diseases, such as COVID-19 and its variants, could negatively affect a potential visitor’s choice of vacation destination or second home location or result in travel bans that could, as a result, have a material adverse impact on our business, financial condition and results of operations.

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

We intend to develop subdivisions, resort and other properties as suitable opportunities arise, taking into consideration the general economic climate. New project developments have a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, subdivision, water availability, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	earthquakes, tsunamis, hurricanes, floods, fires or other natural disasters that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	ability to raise capital;

•	impact of governmental fines and assessments such as park fees or affordable housing requirements;

•	governmental restrictions on the nature or size of a project or timing of completion; and

•	the potential lack of adequate building/construction capacity for large development projects.

If any development project is not completed on time or within budget, this could have a material adverse effect on our financial results.

If we are unable to obtain required land use approvals at reasonable costs, or at all, our operating results would be adversely affected.

The financial performance of our Land Development and Sales segment is dependent upon our success in obtaining discretionary and ministerial approvals for proposed development projects. Obtaining all the necessary approvals to develop a parcel of land is often difficult, costly and may take several years, or longer, to complete. In some situations, we may be unable to obtain the necessary approvals to proceed with a real estate development or may be required to alter our plans for the development. Delays or failures to obtain these approvals may have a material adverse effect on our financial results.

If we are unable to successfully compete with other developers of real estate in Maui, our financial results could be materially adversely affected.

Our real estate products face significant competition from other luxury resort real estate properties on Maui, and from other residential property in Hawai‘i and the mainland United States. In many cases, our competitors are larger than us and have greater access to capital. If we are unable to compete with these competitors, our financial results could be materially adversely affected.

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

Natural disasters, including wildfires, tsunamis, hurricanes, earthquakes and others, could damage our resort and real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their assets or operations. The wildfires in August 2023 devasted the town of Lahaina, Maui and negatively impacted tourism to the area and the local economy. We expect the aftermath of the wildfires to continue to impact commercial activity throughout the island of Maui, and there is uncertainty as to how long it will take Maui to rebuild, return tourism to historic levels, and recover economically. Until such time as commercial activity and tourism return to normal levels, the impact of the wildfires may continue to negatively impact operations.

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

We have several trademarks that we have been registered in the United States and in several foreign countries. To the extent that our exclusive use of these trademarks is challenged, we intend to vigorously defend our rights. If we are not successful in defending our rights, our businesses could be adversely impacted.

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

Our business initiatives for the next twelve months include investing in our operating infrastructure and continued planning and pre-development efforts on our land development and sales projects. At times, this may require borrowing under our credit facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds.

Risks Relating to our Stock

Our stock price has been subject to significant volatility.

During the year ended December 31, 2023, the low and high share prices of our common stock ranged from $8.66 to $16.09. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this Annual Report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

•	our quarterly or annual earnings or those of other companies in our industry;

•	actual or unanticipated fluctuations in our operating results;

•	the relatively low volume of trading in our stock; and

•	the lack of significant securities analysts’ coverage of our stock.

Fluctuations in the price of our common stock may also be exacerbated by economic and other conditions in Maui in particular, or conditions in the financial markets generally.

Share ownership by our affiliates make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

Affiliates of our company owned, in the aggregate, a majority of our outstanding shares at December 31, 2023. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2023 was approximately 26,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Our common stock is currently listed on the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standards the NYSE may take action to delist our common stock. Delisting could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, consequently, our business. In addition, if our common stock is delisted, it would violate the covenants of our credit facility.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, customer data, and the personal information of our employees (collectively, “Information Systems and Data”).

Our IT Manager, along with the information security and technical consultants hired by us, help identify, assess, and manage our cybersecurity threats and risks. They work to identify and assess risks from cybersecurity threats by monitoring and evaluating the threat environment using various methods including manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments, and external threat intelligence.

Depending on the environment, system, and data, we implement and maintain certain technical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response procedures, vulnerability management process, disaster recovery/business continuity plans, encryption, network security controls, user access controls including multifactor authentication and role-based access, data segregation, asset management, systems monitoring, vendor risk management program, employee training, penetration testing and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes, including by prioritizing our risk management processes and mitigating cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, cybersecurity consultants, managed cybersecurity service providers, penetration testing firms, and forensics investigators as needed.

We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and various supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers which includes, depending on the vendor, nature of the services provided, and sensitivity of the Information Systems and Data at issue: different levels of assessment designed to help identify cybersecurity risks associated with the vendor, security questionnaires, review of security assessments, and imposition of contractual obligations related to cybersecurity.

We are subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition, and liquidity, as further discussed in Item 1A “Risk Factors” under the headings “Risks Related to Our Business.” We are not aware of having experienced any cybersecurity threats or incidents to date that have materially affected or are reasonably likely to materially affect our business, results of operation or financial condition.

Governance

Our board of directors oversees the Company’s cybersecurity risk management as part of its general oversight function. The Audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Manager, who has twenty-five years of experience.

Item 2.	PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low-cost basis. The following is a summary of the approximate acreage of our landholdings as of December 31, 2023:

Acres
West Maui	20,800
Upcountry Maui	1,500
Total	22,300

Our West Maui landholdings are comprised of several, largely contiguous parcels that extend from the sea to the top of the second largest mountain on Maui, at an elevation of approximately 5,700 feet. It includes approximately 900 acres of entitled lands within the 3,000-acre Kapalua Resort. Leasing revenue is generated from restaurants, retail outlets, office buildings, warehouses, and other resort activities. The remaining lands consist of former pineapple fields, gulches, undeveloped coastal and forest areas, and our 9,000-acre conservation watershed preserve. These properties generate leasing revenue from agricultural and industrial leases, management of water systems, sales of potable and non-potable water, and stewardship and conservation grants.

Our Upcountry Maui landholdings are situated at elevations between 1,000 and 2,000 feet above sea level on the slopes of Haleakala, a volcanic-formed mountain on the island that rises above 10,000 feet in elevation. These properties generate leasing revenue from commercial, industrial, and agricultural leasing.

We have pledged certain of our real estate properties in the Kapalua Resort as security for borrowings under our credit facility.

We own our corporate office located in the Kapalua Resort in West Maui. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used. For additional information, refer to the section entitled “Business” in this Annual Report.

Item 3.	LEGAL PROCEEDINGS

On December 31, 2018, the State of Hawai‘I Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to our Upcountry Maui wastewater treatment facility. The facility was built in the 1960’s to serve approximately 200 single-family homes developed for workers in our former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and improvements to the wastewater treatment plant.

The DOH agreed to defer the Order as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted identifying various technical solutions that could be implemented to resolve the Order. We submitted a plan and proposed solution to resolve the Order. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company is awaiting comments, feedback and approval from the State of Hawai‘i at the time of filing the Form 10-K.

We have accrued approximately $23,000 related to the administrative penalty as of December 31, 2023. We are presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying financial statements.

From time to time, we are a party to various legal proceedings, disputes, and other claims, arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we believe the final outcome of these ordinary course legal proceedings will not, individually or in the aggregate, have a material adverse effect on our operations, financial position or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “MLP.” As of March 21, 2024, there were 224 stockholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since March 2001. We currently do not anticipate declaring or paying any cash dividends.

Unregistered Sales of Equity Securities

None.

Repurchases

None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Annual Report on Form 10-K and audited consolidated financial statements and related notes are for the year ended December 31, 2023. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Annual Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”  Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawai‘i corporation. The Company reincorporated from Hawai‘i to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “MLP.”

We are a legacy company on Maui, energized by global best practices and local values. The Company owns and stewards approximately 22,300 acres of land on the island of Maui, Hawai‘i along with approximately 268,000 square feet of commercial real estate. Our focus is activating our assets to their most productive use with a mission to meet critical needs and preserve a sense of place for future generations. We have identified critical needs as increasing housing inventory, job creation, water and food security, and renewed connection to people, place, and culture.

A leadership transition began in April 2023 with the addition of a CEO and Board Chair, both experienced in real estate planning, development, and asset management. Between April and December, the transition continued with the addition of three team members with planning, community development, and land management experience. In this new chapter for Maui Land & Pineapple Company, we will build capable, multi-disciplinary team of internal experts and external partners to become a considerate thought-leader who can turn vision into reality. We aim to build trust and deepen relationships through ongoing engagement with stakeholders, community, and other partners. This will enable us to implement scalable, disciplined business processes via a lean team to thoughtfully manage a growing pipeline of projects.

As an initial step by the new leadership team, we have audited our assets under management and available for lease and development. The initial results of this review identified opportunities to increase the level of utilization, occupancy, and stabilized income from our operating assets.

As of December 31, 2023, our commercial properties and land were occupied at the following levels:

Asset Management Summary (a non-GAAP financial measurement)

	Total	Leased		Vacant
Commercial Real Estate (CRE)	(square feet)	Sq. ft.	Percent	Sq. ft.	Percent
Industrial	188,171	133,562	71%	54,609	29%
Office	10,105	6,127	61%	3,978	39%
Retail	62,134	56,783	91%	5,351	9%
Residential	7,339	3,000	41%	4,339	59%
Total CRE	267,749	199,472	74%	68,277	26%

	Total	Leased		Vacant
Land	(acres)	Acres	Percent	Acres	Percent
Comm./Ind.	22	22	100%	-	0%
Residential/Mixed Use	933	12	1%	921	99%
Agriculture	10,981	3,596	33%	7,385	67%
Conservation	10,350	-	0%	10,350	100%
Total Land	22,286	3,630	16%	18,656	84%

To improve the stable operating revenue from our commercial real estate, we have updated tenanting plans for our properties, with a focus on placemaking in our town centers. Among other things, the plans include tenant improvements designed to improve occupancy and reposition spaces and land with tenancies at market rents.  As these plans are implemented, we expect the occupancy of our existing land and commercial real estate portfolio to increase.

Our commercial real estate is located in three areas surrounded by our landholdings. Kapalua Village Center is a mixed-use, luxury coastal property offering spaces that foster convenience, well-being, adventure, and culture in the core of Kapalua Resort. Hali‘imaile Town Center is adjacent to Makawao Town and houses an eclectic collection of local businesses, art galleries, and makers spaces, mixed with a renowned Hawai‘i Regional Cuisine restaurant and a Maui distillery. Lastly, the ‘Alaeloa Business Center is where agriculture meets adventure in the former pineapple base yard whose tenants primarily steward land and natural resources in West Maui.

To establish and execute our land utilization strategies, we intend to make investments in our internal and external teams to ensure we have the capabilities, market research, planning, engineering, and other consultant services necessary. Our primary goal is to establish executable strategies for the conversion of land from current uses to meet the long-term needs of the community, including the provision of land for agriculture and housing in a supply-constrained market. We also intend to identify non-strategic lands for sale and strategic land developments to advance to completion.

Our landholdings include residential, agricultural and conservation areas. Residential parcels include 83 acres within Kapalua Resort area, zoned for higher density, mixed-use, allowing more than 700 residential units, hospitality, and commercial uses. Also included in Kapalua Resort are 800 acres zoned for lower density residential use of approximately 650 homes. Agriculturally zoned parcels total 9,500 acres sitting on the slopes of West Maui, with another 1,400 acres sitting on the slopes of Upcountry Maui. All 10,350 acres of land in perpetual conservation are along the West Maui coastline, including the largest private nature preserve in Hawai‘i where the focus is to ensure rainfall capture in the pristine native forest to replenish the aquifers.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2023 and 2022

CONSOLIDATED

	Years Ended December 31,
	2023	2022
	(in thousands except share amounts)

Operating revenues	$10,915	$20,960
Segment operating costs and expenses	(6,547)	(6,171)
General and administrative	(3,998)	(2,795)
Share-based compensation	(2,846)	(1,278)
Depreciation	(869)	(1,109)
Operating income	(3,345)	9,607
Other income	707	71
Pension and other postretirement expenses	(436)	(7,885)
Interest expense	(6)	(6)
Net Income (Loss)	$(3,080)	$1,787

Net income (loss) per Common Share	$(0.15)	$0.09

LAND DEVELOPMENT AND SALES

	Years Ended December 31,
	2023	2022
	(in thousands)

Operating revenues	$1,626	$11,600
Operating costs and expenses	(595)	(1,026)
Operating income	$1,031	$10,574

Real estate operating revenues include the sales of our real estate inventory. The decrease in our consolidated operating income for the year ended December 31, 2023 compared to year ended December 31, 2022 was attributed to decreased sales of real estate inventory during the year.

In December 2023, we contributed approximately 30 acres of land in Upcounty Maui, valued at $1.6 million to BRE2 LLC, a joint venture between the Company and Stone Properties for development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was recognized as real estate operating revenues. We anticipate sales of the ranch lots to be approximately $4.1 million, and with approximately $2.2 million being our share of sales proceeds, which we expect to occur in late 2024 to mid-2025.

In August 2023, we received a return of restricted cash, in the amount of $20,000 that was held in escrow as part of a parcel sale transaction that did not close and was terminated in April 2023. The return of the $20,000 cash was included in operating revenues.

There were no significant real estate development expenditures during the years ended December 31, 2023 and 2022, respectively.

Real estate development and sales are cyclical and depend on several factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Prior to the Maui wildfires which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui.  While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Lahaina wildfire have accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Years Ended December 31,
	2023	2022
	(in thousands)

Operating revenues	$8,461	$8,513
Operating costs and expenses	(4,420)	(3,598)
Operating income	$4,041	$4,915

Operating revenues from leasing activities for the year ended December 31, 2023, were comprised of $5.9 million from commercial, industrial, and agricultural leases, $0.8 million of licensing fees from our registered trademarks and trade names, $ 1.5 million from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed, compared to $6.1 million from commercial, industrial, and agricultural leases, $1.0 million of licensing fees from our registered trademarks and trade names, $1.0 million from potable and non-potable water system sales and $0.4 million for grant revenues from the State of Hawai‘i for conservation management for the year ended December 31, 2022.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui was increasing and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until August 8, 2023, the date of the devastating Maui wildfires. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and licensing revenues for tourism based tenants. Income recognized from percentage rents and land licensing in 2023 amounted to $2.2 million as compared to $2.9 million in 2022, a decrease of $0.7 million as a direct impact of the wildfires. Tourist traffic has started increasing again post wildfire, and as a result, it is anticipated that percentage rents will return to pre-wildfire levels in 2024 to 2025.

The increase in leasing operating costs and expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to higher property maintenance costs for our commercial leasing portfolio properties and the hiring of a property management and leasing firm to grow our leasing portfolio and the associated start-up costs and fees.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES

	Years Ended December 31,
	2023	2022
	(in thousands)

Operating revenues	$828	$847
Operating costs and expenses	(1,532)	(1,547)
Operating loss	$(704)	$(700)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities.

The decrease in operating revenues for year ended December 31, 2023, compared to the year ended December 31, 2022, was due to the refunds of membership fees during a two-month period following the Maui wildfires on August 8, 2023 as Club operations were temporarily closed.

Contracted fee expenses increased for the year ended December 31, 2023, compared to the year ended December 31, 2022. However, with the closing of Club amenities as described above, the amenity fees were also suspended, resulting in a net decrease of operating costs in 2023 as compared to 2022.

The Club has undergone restructuring in 2023 and revised policies and practices have been implemented to reduce the impact of the amenity fees and to better match club dues with club expenses. The Club has begun accepting new membership applications beginning late 2023.

OTHER INCOME

Investment income of approximately $0.5 million and $0.1 million was earned from our money market and bond investment portfolio during the years ended December 31, 2023 and 2022, respectively

In July 2023, we received $0.2 million of cash collateral returned from an owner-controlled insurance program of our partnership interest in Kapalua Bay Holdings, LLC (“KBH”). The investment was previously written down to zero in 2009.

PENSION EXPENSE

The termination notification of the Qualified Plan originally made on August 31, 2023, was amended to November 30, 2023. The change in timing provides for the Company to do lump sum payments, the total to be determined by participant election, in the third or fourth quarters of 2024 and final annuitization of plan participants to take place in the first or second quarters of 2025. An estimated settlement charge (GAAP expense) between $7.0 million to $8.0 million will be recognized at the time of final annuitization and plan termination.

In November 2022, we signed a purchase agreement with an insurer to annuitize the scheduled pension payments of certain plan participants. Approximately $14.5 million were disbursed from plan assets for the group annuity contract. A settlement charge of $7.5 million was recognized in pension expense for the year ended December 31, 2022 as a result of the annuity purchase.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of forfeitures that may occur prior to vesting is estimated and considered in the expense recognized.

INTEREST EXPENSE

There were no outstanding borrowings on our credit facility with a bank at December 31, 2023 and 2022. On December 31, 2023 and 2022, interest rates on our credit facility were 7.38% and 6.38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $5.7 million and $8.5 million at December 31, 2023 and 2022, respectively. We hold deposit accounts with several local banks in Hawai‘i. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We rely on the financial strength and stability of these banks and have no reason to believe that our deposits would be unavailable on demand.

Our investments consisted of corporate bond securities maturing over various dates through June 2025. The fair value of our investments was $3.1 million at December 31, 2023. We intend to hold our bond investments until maturity.

We also had $15.0 million of available credit under a revolving line of credit facility with First Hawaiian Bank (the “Bank”) (the “Credit Facility”) as of December 31, 2023 and 2022, respectively. In 2021, we executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (collectively the “Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at December 31, 2023.

Cash Flows

Net cash flow provided by (used in) our operating activities totaled ($1.4) million and $6.3 million for the years ended December 31, 2023 and 2022, respectively.

Minimum funding contributions to our defined benefit pension plan were not required during the year ended December 31, 2023. A voluntary contribution of $5.7 million was made during the year ended December 31, 2022. No minimum funding contributions are required in 2024.

Interest income from our investment portfolio was $0.5 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively. Our bond investments yielded approximately 5.7% and 5.0% in aggregate at December 31, 2023 and 2022, respectively.

Future Cash Inflows and Outflows

The Company entered into a joint venture, BRE2 LLC with Stone Properties, a Hawai‘i based LLC to develop and sell ranch lots in Hali‘imaile, Hawai‘i. We anticipate sales of the ranch lots to be $4.1 million and $2.2 million being our share of sales proceeds which will occur in late 2024 to mid 2025.

Land development costs to be capitalized are budgeted at $0.9 million, maintenance and capital expenditures on the Company’s operating assets are budgeted at $1.3 million and capital expenditures to the Company’s water assets and infrastructure is budgeted at $3.4 million in 2024.

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe our cash and investment balances, cash provided from ongoing operating activities, and available borrowings under our revolving credit facility, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for the next 12 months and the foreseeable longer term.

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

•

Assets are classified as held for sale when (i) management approves and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

•

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense). Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major type. If there are anticipated credit losses a reserve for credit losses will be established and held to debt maturities will be presented net of the allowance. There were no accrued interest receivable on held-to-maturity debt securities at December 31, 2023.

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

•

If the sale of a real estate asset represents a strategic shift that has, or will have, a major effect on our operations, such as the discontinuance of a business segment, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations. Real estate assets that would be considered for sale are remnant parcels that are not part of existing strategic development plans and projects.

•

Determining pension expense and obligations for our defined benefit pension plan utilizes actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate utilized to value the pension obligation. These assumptions are subject to the risk of change as they require significant judgment and have inherent uncertainties that management or its consulting actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plans is contained in Note 7 to our financial statements set forth in Item 8 of this Annual Report.

•

Stock options were issued to the Chairman of the Board and the Board of Directors. With the option issuances, management engages with a certified valuation company to perform the valuation analysis and calculations based on option terms, number of shares issued, issuance share price, volatility, risk and historical trends with the options issuances. The valuation expense is reviewed and approved by the Company’s Audit Committee and valuation expenses are recognized over the duration of the exercisable period of the issuances.

•

Management calculates the income tax provision, current and deferred income taxes, and tax credits along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets and tax credits are reduced by a valuation allowance to the extent that it is more likely than not that they will not be realized. To the extent we begin to generate taxable income in future years, and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets and tax credits will be recognized at such time. A detailed discussion of our income taxes is contained in Note 12 to our financial statements set forth in Item 8 of this Annual Report.

•

Our results of operations could be affected by significant litigation or contingencies adverse to the Company, including, but not limited to, liability claims, environmental matters, and contract terminations. We record accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of legal counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, the nature of specific claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters and contingencies is contained in Note 9 to our financial statements set forth in Item 8 of this Annual Report.

IMPACT OF INFLATION AND CHANGING PRICES

Most land holdings we own were acquired from 1911 to 1932 and are carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current replacement cost.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Maui Land & Pineapple Company, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Description of the Matter

The Company has multiple revenue streams including real estate sales, leasing and licensing arrangements, and resort amenities, which are recognized upon transfer of goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

In assessing whether the Company should accrue a liability in its consolidated financial statements as a result of the claims, the Company considers various factors, including the legal and factual circumstances of the claims and advisement from legal counsel.  As discussed in Note 9 to the consolidated financial statements, management determined an accrual was necessary.  Management is unable to estimate the remaining amount or range of amounts, of any additional probable liability, if any, related to the claims.

We identified these potential contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that an additional loss is not probable and reasonably estimable as of December 31, 2023.

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

●

We obtained and evaluated legal confirmations from the Company’s external legal counsel involved in the claims confirming the facts and circumstances of the claims and to understand the basis for management’s conclusion that any additional losses from the claims are not probable and reasonably estimable as of December 31, 2023.

●

We evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to management’s internal analysis of the claims and known facts of the claims based on the information provided by the Company’s external legal counsel.

Accrued Retirement Benefits

Description of the Matter

The Company has defined benefit retirement plans that require actuarial valuations to determine estimated benefit obligations and related amounts reported in the Company’s consolidated financial statements as of and for the year ended December 31, 2023.  Management engages actuarial specialists to perform the valuation and provides the specialists with the assumptions used to measure the amounts reported in the consolidated financial statements and disclosures in the notes to the consolidated financial statements.

We identified the valuation of the accumulated retirement benefit obligation as a critical audit matter because of the highly judgmental nature of actuarial assumptions made by management.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.

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

●	We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party actuarial specialists engaged by management.

●	We evaluated management specialists’ reports related accrued retirement benefits for accuracy and reasonableness.

Share-based Compensation

Description of the Matter

In 2023, the Company began awarding stock options to its directors.   The stock options require fair value calculations to determine the share-based compensation expense for the year ended December 31, 2023.  Management engages valuation specialists to perform the stock option valuations and reviews the assumptions by the specialists used to measure the amounts reported in the consolidated financial statements and disclosures in the notes to the consolidated financial statements.

We identified the valuation of the share-based compensation as a critical audit matter because of the highly judgmental nature of valuation assumptions made by management for stock options awarded.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures.

How We Addressed the Matter in Our Audit

Our audit procedures over share-based compensation expense and related amounts and disclosures included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the determination of the valuation assumptions used in calculating share-based compensation expense and related amounts.

●	We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party valuation specialists engaged by management.

●	We evaluated management specialists’ reports related to the stock options valuation for accuracy and reasonableness.

We have served as the Company’s auditor since 2014.

/s/ ACCUITY LLP

Honolulu, Hawai‘i
March 28, 2024

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,700	$8,499
Cash, restricted	-	10
Accounts receivable, net	1,166	892
Investment in bond securities, current portion	2,671	2,432
Prepaid expenses and other assets	467	368
Assets held for sale	-	3,019
Total Current Assets	10,004	15,220
PROPERTY & EQUIPMENT
Land	5,052	5,052
Land improvements	13,853	12,943
Buildings	22,869	22,869
Machinery and equipment	10,500	10,360
Total Property & Equipment	52,274	51,224
Less accumulated depreciation	(36,215)	(35,346)
Property & Equipment, net	16,059	15,878
OTHER ASSETS
Investment in bond securities, less current portion	464	551
Investment in joint venture	1,608	-
Deferred development costs	12,815	9,566
Other noncurrent assets	1,273	1,191
Total Other Assets	16,160	11,308
TOTAL ASSETS	$42,223	$42,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,154	$589
Payroll and employee benefits	502	869
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	217	227
Other current liabilities	465	480
Total Current Liabilities	2,480	2,307
LONG-TERM LIABILITIES
Accrued retirement benefits	1,550	2,612
Deferred revenue, less current portion	1,367	1,500
Deposits	2,108	2,185
Other noncurrent liabilities	14	30
Total Long-Term Liabilities	5,039	6,327
TOTAL LIABILITIES	7,519	8,634

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock--$.0001 par value at December 31, 2023 and 2022, respectively; 43,000,000 shares authorized; 19,615,350 and 19,476,671 shares issued and outstanding at December 31, 2023 and 2022, respectively	84,680	83,392
Additional paid in capital	10,538	9,184
Accumulated deficit	(53,617)	(50,537)
Accumulated other comprehensive loss	(6,897)	(8,267)
Total Stockholders’ Equity	34,704	33,772
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$42,223	$42,406

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2023	2022
	(in thousands except per
	share amounts)
OPERATING REVENUES
Real estate	$1,626	$11,600
Leasing	8,461	8,513
Resort amenities and other	828	847
Total Operating Revenues	10,915	20,960

OPERATING COSTS AND EXPENSES
Real estate	595	1,026
Leasing	4,420	3,598
Resort amenities and other	1,532	1,547
General and administrative	3,998	2,795
Share-based compensation	2,846	1,278
Depreciation	869	1,109
Total Operating Costs and Expenses	14,260	11,353

OPERATING INCOME (LOSS)	(3,345)	9,607
Other income	707	71
Pension and other post-retirement expenses	(436)	(7,885)
Interest expense	(6)	(6)
NET INCOME (LOSS)	(3,080)	1,787
Pension, net of income taxes of $0	1,370	7,381
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,710)	$9,168

INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED	$(0.15)	$0.09

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2022	19,383	$82,378	$9,184	$(52,324)	$(15,648)	$23,590

Share-based compensation expense			855			855
Issuance of shares for incentive plan	49	494				494
Vested restricted stock issued	78	855	(855)			-
Shares canceled to pay tax liability	(33)	(335)				(335)
Other comprehensive income-pension					7,381	7,381
Net income				1,787		1,787
Balance, December 31, 2022	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772

Share-based compensation expense			2,596			2,596
Issuance of shares for incentive plan	67	620				620
Vested restricted stock issued	123	1,242	(1,242)			-
Shares canceled to pay tax liability	(52)	(574)				(574)
Other comprehensive income-pension					1,370	1,370
Net loss				(3,080)		(3,080)
Balance, December 31, 2023	19,615	$84,680	10,538	$(53,617)	$(6,897)	$34,704

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$9,846	$20,916
Cash paid to vendors	(8,792)	(13,296)
Cash paid for payroll and taxes	(2,425)	(1,357)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,371)	6,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bond securities	(3,107)	(3,079)
Maturities of bond securities	2,955	97
Purchases of property and equipment	(618)	-
Payments for other assets	(94)	(33)
NET CASH USED IN INVESTING ACTIVITIES	(864)	(3,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance costs and other	(574)	(335)
NET CASH USED IN FINANCING ACTIVITIES	(574)	(335)

NET INCREASE (DECREASE) IN CASH	(2,809)	2,913
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	8,509	5,596
CASH AND RESTRICTED CASH AT END OF YEAR	$5,700	$8,509

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(3,080)	$1,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	785	1,116
Bad debt provision	142	28
Share-based compensation	2,596	855
Gain on disposal of property	(1,608)	-
Cost of real estate sales	-	167
Changes in operating assets and liabilities:
Accounts receivable	(416)	183
Retirement liabilities	308	2,056
Accounts payable	102	9
Other operating assets and liabilities	(200)	62
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,371)	$6,263

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $0.6 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.
•	Capitalized property, equipment, and development costs in accounts payable were $0.5 million at December 31, 2023.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par alue $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries (collectively, the “Company”). The Company owns approximately 22,300 acres of land and 268,000 square feet of commercial property on the island of Maui, Hawaii, which we put into productive use by planning, managing, developing, and selling, residential, resort, commercial, agricultural, and industrial real estate through the following business segments:

Land Development & Sales:	Our real estate operations consist of land planning and entitlement, development, and sales activities.

Leasing:

Our leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship of conservation areas.

Resort Amenities:	We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access, and other privileges at certain amenities at the Kapalua Resort.

BASIS OF ACCOUNTING AND CONSOLIDATION

The accompanying consolidated financial statements of the Company are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) as codified by the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of Maui Land & Pineapple Company, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

RESTRICTED CASH

Restricted cash consisted of deposits held in escrow from the prospective buyer of a property held for sale.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Receivables are recorded net of an allowance for credit losses. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s consolidated financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

INVESTMENT IN BOND SECURITIES

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment for each reporting period. If any impairment is considered other-than-temporary, an allowance for credit loss would be established and held-to-maturity debt securities will be presented net of the credit loss allowance. Adjustments to expected credit losses are recorded as a component of other income (expense).

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. There were no impairments of assets held for sale during the years ended December 31, 2023 or 2022.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs during the years ended December 31, 2023 or 2022.

INVESTMENT IN JOINT VENTURES

Investments in joint ventures are accounted for under the equity method of accounting. The initial capital contribution of assets to a joint venture is recorded at fair value.

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

The funded status of the Company’s defined benefit pension plan is recorded as an asset or liability in the consolidated balance sheet reflecting the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plan are recorded in the year in which the changes occur, through comprehensive income.

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

The Company elected the following practical expedients upon adoption of ASC Topic 842 on January 1, 2019:

●	Single component practical expedient – requires the Company to account for lease and non-lease components associated with that lease, if certain criteria are met.

●

Short-term leases practical expedient – for operating leases with a term of 12 months or less in which the Company is the lessee, this expedient allows the Company to not record on its balance sheets the related lease liabilities, taxes collected from lessees, lessor costs paid directly by lessee to a third party and right-of-use assets.

Included in leasing revenues are grants issued by the State of Hawai‘i to subsidize the conservation and preservation efforts of the Pu‘u Kukui Watershed Preserve (“PKW”). The PKW is approximately 9,000 acres of conservation zoned lands that is a primary source of water that originates on the top of the West Maui Mountains. We currently receive government assistance via two grants, the Natural Area Partnership Program (“NAPP”) Grant with the State of Hawai‘i Department of Land and Natural Resources and the State of Hawai‘i Department of Health grant entitled Treatment Train: An Ahupua‘a’s Approach to Watershed Best Practices in West Maui, Hawai‘i (“DOH Grant”). The NAPP Grant was renewed on July 1, 2023 for a six-year period. For the period July 1, 2023 to June 30, 2024 provides $510,000 in government funds in support of the conservation efforts by the Company. The DOH Grant for the period from April 1, 2019 to April 30, 2024 will provide $1.1 million in total funds, to date, there remains approximately $75,000 remaining in available grant funds before having to reapply for the next grant period. Actual funds received for both grants were $0.3 million for 2023 and $0.4 million in 2022.

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

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of forfeitures that may occur prior to vesting is estimated and considered in the expense recognized.

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

The Company recognizes accrued interest related to unrecognized tax benefits as interest expense and penalties in general and administrative expenses in its consolidated statements of operations and comprehensive income (loss) and such amounts are included in income taxes payable on the Company’s consolidated balance sheets.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive income also includes adjustments to the Company’s defined benefit pension plan obligations.

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares from share-based compensation arrangements had been issued. Potentially dilutive shares from stock option grants to purchase common shares and non-vested restricted stock are determined using the treasury stock method. Basic weighted-average common shares outstanding at December 31, 2023 and 2022 were 19.6 million and 19.4 million, respectively. Diluted weighted-average common shares outstanding at December 31, 2023 and 2022 were 19.7 million and 19.4 million, respectively.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company had deposits in excess of the FDIC limit at December 31, 2023 and 2022. No losses have been recognized in 2023 or 2022.

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawai‘i and the mainland United States; high unemployment rates and low consumer confidence; uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies and concerns surrounding ongoing developments in the European Union, Middle East, and Asia; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawai‘i in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawai‘i generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; impact of governmental fines and assessments; the cyclical market demand for luxury real estate on Maui and in Hawai‘i generally; increased competition from other luxury real estate developers on Maui and in Hawai‘i generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters, such as the recent Maui wildfires; the spread of contagious diseases, such as the Coronavirus; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

LEGAL CONTINGENCIES

The Company is party to claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Company’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Company’s defenses and consultation with external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 9 to the consolidated financial statements for further information regarding the Company’s legal proceedings.

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

2.	INVESTMENTS IN BOND SECURITIES

Amortized cost and fair value of debt securities at December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Amortized cost	$3,135	$2,983
Unrealized gains	4	9
Fair value	$3,139	$2,992

Maturities of debt securities at December 31, 2023 and 2022 were as follows:

	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,671	$2,671	$2,432	$2,440
Greater than one year through five years	464	468	551	552
	$3,135	$3,139	$2,983	$2,992

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

3.	ASSETS HELD FOR SALE

Assets held for sale consisted of the 46-acre Central Resort project located in Kapalua. In December 2021, the Company entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. Terms of the agreement were subsequently amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (“SMA”) permit issued by the County of Maui. The Company allowed the agreement with the buyer to expire on April 11, 2023. The application for the extension of the SMA permit is being managed by the Company. In 2023, Management reclassified the accumulated costs to deferred development while the project is being developed.

4.	PROPERTY & EQUIPMENT

Land

Most of the Company’s 22,300 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. More than 20,000 acres of land are located in West Maui and comprise a largely contiguous parcel that extends from the sea to an elevation of approximately 5,700 feet. This parcel includes approximately 900 acres within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui encompassing approximately 3,000 acres. The Company’s remaining 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali‘imaile and are mainly comprised of leased agricultural fields, including related processing and maintenance facilities.

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

5.	INVESTMENT IN JOINT VENTURE

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. Net proceeds from the sales of improved agricultural lots will be distributed according to terms of the joint venture agreement.

6.	LONG-TERM DEBT

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

The Company was in compliance with the covenants under the Credit Facility as of December 31, 2023.

7.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)

Defined benefit pension plan	$(33)	$1,023
Non-qualified retirement plan	1,725	1,731
Total	1,692	2,754
Less current portion	(142)	(142)
Non-current portion of accrued retirement benefits	$1,550	$2,612

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

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for the years ended December 31, 2023 and 2022, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$16,537	$40,182
Interest cost	783	1,034
Actuarial gain	(580)	(7,772)
Benefits paid	(1,188)	(16,907)

Benefit obligations at end of year	15,552	16,537

Change in plan assets:
Fair value of plan assets at beginning of year	13,783	32,103
Actual return on plan assets	1,137	(7,241)
Employer contributions	128	5,828
Benefits paid	(1,188)	(16,907)

Fair value of plan assets at end of year	13,860	13,783

Funded status	$(1,692)	$(2,754)
Accumulated benefit obligations	$(15,552)	$16,537

Weighted average assumptions to determine benefit obligations:
Discount rate	4.90	-	4.95%	5.11	-	5.14%
Expected long-term return on plan assets		5.25%			5.00%
Rate of compensation increase		n/a			n/a

Accumulated other comprehensive loss of $6.9 million and $8.3 million at December 31, 2023 and 2022, respectively, represent the net actuarial loss which have not yet been recognized as a component of pension and other post-retirement expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	2023	2022
	(in thousands)
Pension and other benefits:
Interest cost	$783	$1,034
Expected return on plan assets	(657)	(1,226)
Recognized net actuarial loss	310	585
Settlement expense	-	7,492
Pension expense	$436	$7,885

Other changes in plan assets and benefit obligations recognized in comprehensive income:
Net loss (gain)	$(1,060)	$696
Amortization of recognized loss	(310)	(8,077)
Total recognized gain in comprehensive income	$(1,370)	(7,381)

Weighted average assumptions used to determine net periodic benefit cost:	2023			2022

Discount rate	5.11	-	5.14%	2.69	-	2.74%
Expected long-term return on plan assets		5.00%			4.00%
Rate of compensation increase		n/a			n/a

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

At December 31, 2023 and 2022, the plan held shares of various Aon Collective Investment Trust (“ACIT”) funds. The fair value of the Company’s pension plan assets by category were as follows:

	2023 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$760	$-	$760
ACIT fixed income funds	-	12,002	70	12,072
Cash management funds	-	1,028	-	1,028

	$-	$13,790	$70	$13,860

	2022 Fair Value Measurements (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAV as a practical expedient	Total
ACIT equity funds	$-	$631	$828	$1,459
ACIT fixed income funds	-	10,666	261	10,927
Cash management funds	-	1,397	-	1,397

	$-	$12,694	$1,089	$13,783

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

Estimated future benefit payments are as follows (in thousands):

Years ending December 31,
2023	$1,394
2024	$1,373
2025	$1,346
2026	$1,316
2027	$1,277
2028-2032	$5,851

The Company made a voluntary contribution of $5.7 million to its defined benefit pension plan in August 2022. No minimum contributions were required in 2023.

8.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.4 million, $0.3 million, and $0.3 million at December 31, 2023, 2022 and 2021, respectively.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2023 and 2022, respectively.

9.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawai‘i Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960’s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of improvements to the current wastewater treatment plant, which become final and binding unless a hearing is requested to contest the alleged violations and penalties.

The DOH agreed to defer the Order as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted identifying various technical solutions that could be implemented to resolve the Order. The Company submitted a plan and proposed solution to resolve the Order. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company is awaiting comments, feedback and approval from the DOH at the time of filing the Form 10-K.

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematicide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $22,000 and $21,000 for the reimbursement of filtration and maintenance costs during the years ending December 31, 2023 and 2022, respectively. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded as the Company is unable to estimate the amount, or range of amounts, of any probable liability, if any.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

10.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the lease agreement. There are no agreements allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)

Minimum rentals	$3,409	$3,272
Percentage rentals	1,391	1,937
Licensing fees	827	1,001
Other	1,336	1,296
	$6,963	$7,506

Leased property, net of accumulated depreciation, was $10.3 million and $10.1 million at December 31, 2023 and 2022, respectively.

Future minimum rental income for the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2024	$2,460
2025	$2,361
2026	$2,338
2027	$2,268
2028	$1,675
Thereafter	$8,685

The Company recognized rent expense from operating leases of $34,000 and $49,000 for the years ended December 31, 2023 and 2022, respectively. A right-of-use asset was recorded in Other current assets and the related lease liability in Other current liabilities. The present value of remaining contractual payments related to operating leases were $23,000 and $53,000 at December 31, 2023 and 2022, respectively.

11.	SHARE-BASED COMPENSATION

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

Directors receive both cash and equity compensation under the Equity Plan. Share-based compensation is comprised of restricted shares of common stock vesting quarterly over the directors’ annual period of service which are valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship from the Company.

Options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors during the quarter ended June 30, 2023. The number of common shares subject to option for annual board service, board committee service, and continued service of the Chairman of the Board are 0.3 million shares, 0.1 million shares, and 0.4 million shares, respectively. Stock option grants are valued at the commitment date, based on the fair value of the equity instruments, and recognized as share-based compensation expense on a straight-line basis over its respective vesting periods. The option agreements provide for accelerated vesting if there is a change in control in ownership.

For annual board service and board committee service, stock option grants have a contractual period of ten years and vest quarterly over 12 months. The exercise price per share is based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the year ended  December 31, 2023, 0.3 million of stock options vested and none were exercised or forfeited. There were 0.1 million of unvested share options, or $0.3 million of unrecognized compensation cost, related to annual board services and board committee service at December 31, 2023.

For continued service of the Board's Chairman, the stock option grant has a contractual period of ten years and vests annually as follows: 0.1 million shares on June 1, 2024, 0.1 million shares on June 1, 2025, and 0.1 million shares on June 1, 2026. The exercise price per share is based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of the grant using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 0.4 million of unvested share options, or $1.2 million or unrecognized compensation cost, related to the continued service of the Board's Chairman at December 31, 2023

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior, Management does not anticipate future forfeitures to be material. The Company does not currently issue dividends.

Share-based compensation expense totaled $2.8 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. Included in these amounts were $1.2 million and $0.9 million of restricted common stock vested during the years ended December 31, 2023 and 2022, respectively, and $1.4 million of stock options vested during the year ended December 31, 2023.

In January 2024, an option to purchase 0.4 million shares of the Company’s common stock under the Equity Plan was granted to the Company's CEO. The stock option grant has a contractual period of ten years and vests annually as follows: 0.1 million shares on January 1, 2025, 0.1 million shares on January 1, 2026, and 0.1 million shares on January 1, 2027. The exercise price per share is based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%.

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

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)

Federal income tax expense (benefit) at statutory rate	$(647)	$375
Adjusted for:
Permanent differences	99	86
Valuation allowance	548	(461)
Income tax expense (benefit)	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2023 and 2022:

	2023	2022
	(in thousands)

Net operating loss and tax credit carryforwards	$24,648	$23,980
Joint venture and other investments	(446)	(27)
Accrued retirement benefits and other compensation	1,233	1,149
Property net book value	3,002	2,960
Deferred revenue	962	1,016
Reserves and other	37	(50)
Total deferred tax assets	29,436	29,028
Valuation allowance	(29,436)	(29,028)
Net deferred tax assets	$-	$-

Valuation allowances at December 31, 2023 and 2022 have been established to reduce future tax benefits not expected to be realized. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA but do not expire. At December 31, 2023, the Company had approximately $67.5 million in federal NOL carryforwards and approximately $81.4 million in state NOL carryforwards expiring from 2030 through 2034. The Company also had approximately $8.3 million in federal and state NOL carryforwards at December 31, 2023 that do not expire.

13.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer, its chief decision maker, and the Board of Directors in assessing performance and determining the allocation of resources. Reportable operating segments in 2023 were as follows:

•	Land development and sales includes development activities, such as land planning and entitlement, and the sale of real estate inventory.

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

The Company’s reportable operating segment results were measured based on operating income, exclusive of interest, pension and other postretirement expenses.

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2023 and 2022 (in thousands) were as follows:

	Land Development &		Resort
	Sales	Leasing	Amenities	Other	Consolidated
2023
Operating revenues (1)	$1,626	$8,461	$828	$-	$10,915
Operating costs and expenses	(595)	(4,420)	(1,532)	-	(6,547)
Depreciation expense	-	(861)	-	(8)	(869)
General and administrative expenses	(908)	(456)	(393)	(5,087)	(6,844)
Operating income (loss)	123	2,724	(1,097)	(5,095)	(3,345)
Pension and other post-retirement expenses					(436)
Interest expense					(6)
Other income					707
Income from continuing operations					$(3,080)

Capital expenditures (2)	$200	$619	$-	$-	$819
Assets (3)	$17,102 (4)	$14,489	$1,018	$9,614	$42,223

	Land Development and		Resort
	Sales	Leasing	Amenities	Other	Consolidated
2022
Operating revenues (1)	$11,600	$8,513	$847	$-	$20,960
Operating costs and expenses	(1,026)	(3,598)	(1,547)	-	(6,171)
Depreciation expense	-	(1,101)	-	(8)	(1,109)
General and administrative expenses	(1,068)	(1,141)	(496)	(1,368)	(4,073)
Operating income (loss)	9,506	2,673	(1,196)	(1,376)	9,607
Pension and other post-retirement expenses					(7,885)
Interest expense					(6)
Other income					71
Income from continuing operations					$1,787

Capital expenditures (2)	$33	$-	$-	$-	$33
Assets (3)	$15,274	$13,586	$815	$12,731	$42,406

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States
(4)	The Land Development and Sales segment includes a $1.6 million equity method investment

14.	RESERVES

Allowance for credit losses for 2023 and 2022 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
	(in thousands)
Allowance for Credit Losses
2023	$177	$341	$518
2022	$154	$23	$177

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

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

The information required under this item will be set forth in our proxy statement related to our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the close of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item will be set forth in our proxy statement related to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock that were eligible for issuance under our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Equity Incentive Stock Award Plan	728,000	$10.45	562,101

The additional information required under this item will be set forth in our proxy statement related to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be set forth in our proxy statement related to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be set forth in our proxy statement related to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)

1.

Financial Statements. The following financial statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

2.	Financial Statements schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii Corporation, into Maui Land & Pineapple, Inc., a Delaware Corporation	8-K	001-06510	2.1	7/20/2022
3.1	State of Delaware Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation Pursuant to Section 265 of the Delaware General Corporation Law	8-K	001-06510	3.1	7/20/2022
3.2	Certificate of Incorporation of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.2	7/20/2022
3.3	Bylaws of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.3	7/20/2022
4.1	Description of Capital Stock	S-8	333-273009	4.1	6/28/2023
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3	Amendment to Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/31/2023
10.4	Loan Agreement, by and between the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.5	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.6	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.7	Fourth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 23, 2021	10-K	001-06510	10.6	3/01/2022
10.8	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022	10-Q	001-06510	10.1	8/11/2022
10.9	Stock Option Grant to Chairman of the Board	10-Q	001-06510	10.1	8/18/2023
10.10	Form of Stock Option Grant to Directors for Board Service and Committee Service	10-Q	001-06510	10.2	8/18/2023
10.11	Form of Restricted Stock Award Agreement					X

21.1	Subsidiaries of the Company	X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 28, 2024	X
24.1	Power of Attorney (included on the signature page of this report)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	InlineXBRL Taxonomy Extension Calculation document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	InlineXBRL Taxonomy Extension labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document	X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2024.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Race Randle
Race Randle Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Race Randle and Wade K. Kodama, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Race Randle	Date: March 28, 2024
Race Randle, Chief Executive Officer (Principal Executive Officer)

By	/s/ Scot Sellers	Date: March 28, 2024
Scot Sellers, Chairman of the Board

By	/s/ Stephen M. Case	Date: March 28, 2024
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date: March 28, 2024
Anthony P. Takitani, Director

By	/s/ Glyn F. Aeppel	Date: March 28, 2024
Glyn F. Aeppel, Director

By	/s/ Ken Ota	Date: March 28, 2024
Ken Ota, Director

By	/s/ Catherine Ngo	Date: March 28, 2024
Catherine Ngo, Director

By	/s/ John M. Sabin	Date: March 28, 2024
John M. Sabin, Director

By	/s/ Wade K. Kodama	Date: March 28, 2024
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)