Form 10-Q
period 2024-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2024-05-13
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

500 Village Road, Lahaina, Maui, Hawaii 96761

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2024
Common Stock, $0.0001 par value	19,689,710 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	the occurrence of natural disasters such as the Maui wildfires that occurred on August 8, 2023, changes in weather conditions, or threats of the spread of contagious diseases;

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawaii and Maui;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	potential liabilities and obligations under various federal, state, and local environmental regulations;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all; and

•	changes in U.S. accounting standards adversely impacting us.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,377	$5,700
Accounts receivable, net	1,253	1,166
Investment in debt securities, current portion	2,589	2,671
Prepaid expenses and other assets	347	467
Total current assets	9,566	10,004

PROPERTY & EQUIPMENT, NET	16,027	16,059

OTHER ASSETS
Investment in debt securities, net of current portion	587	464
Investment in joint venture	1,627	1,608
Deferred development costs	12,860	12,815
Other noncurrent assets	1,388	1,273
Total other assets	16,462	16,160
TOTAL ASSETS	$42,055	$42,223

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,408	$1,154
Payroll and employee benefits	217	502
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	308	217
Other current liabilities	475	465
Total current liabilities	2,550	2,480

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	1,528	1,550
Deferred revenue, net of current portion	1,333	1,367
Deposits	2,078	2,108
Other noncurrent liabilities	12	14
Total long-term liabilities	4,951	5,039
TOTAL LIABILITIES	7,501	7,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,641,045 and 19,615,350 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	85,201	84,680
Additional paid-in-capital	11,174	10,538
Accumulated deficit	(54,992)	(53,617)
Accumulated other comprehensive loss	(6,829)	(6,897)
Total stockholders' equity	34,554	34,704
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$42,055	$42,223

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$-	$-
Leasing	2,216	2,077
Resort amenities and other	267	221
Total operating revenues	2,483	2,298

OPERATING COSTS AND EXPENSES
Land development and sales	266	83
Leasing	992	794
Resort amenities and other	436	549
General and administrative	1,057	1,025
Share-based compensation	959	964
Depreciation	172	253
Total operating costs and expenses	3,882	3,668

OPERATING LOSS	(1,399)	(1,370)

Other income	104	129
Pension and other post-retirement expenses	(78)	(121)
Interest expense	(2)	(2)

NET LOSS	$(1,375)	$(1,364)
Other comprehensive income - pension, net	68	82
TOTAL COMPREHENSIVE LOSS	$(1,307)	$(1,282)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.07)	$(0.07)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2024	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	814	-	-	1,225
Vested restricted stock issued	11	178	(178)	-	-	-
Shares cancelled to pay tax liability	(3)	(68)	-	-	-	(68)
Other comprehensive income - pension					68	68
Net loss	-	-	-	(1,375)	-	(1,375)
Balance, March 31, 2024	19,641	$85,201	$11,174	$(54,992)	$(6,829)	$34,554

Balance, January 1, 2023	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	821	-	-	1,441
Vested restricted stock issued	82	821	(821)	-	-	-
Shares cancelled to pay tax liability	(50)	(544)	-	-	-	(544)
Other comprehensive income - pension	-	-	-	-	82	82
Net loss	-	-	-	(1,364)	-	(1,364)
Balance, March 31, 2023	19,576	$84,289	$9,184	$(51,901)	$(8,185)	$33,387

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10)	$731

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(185)	(2)
Contributions to investment in joint venture	(19)	-
Purchases of debt securities	(1,344)	(426)
Maturities of debt securities	1,303	395
NET CASH USED IN INVESTING ACTIVITIES	(245)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance costs and other	(68)	(544)
NET CASH USED IN FINANCING ACTIVITIES	(68)	(544)

NET (DECREASE) INCREASE IN CASH	(323)	154
CASH AT BEGINNING OF PERIOD	5,700	8,509
CASH AT END OF PERIOD	$5,377	$8,663

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Capitalized property and deferred development costs in accounts payable were $0.4 million at March 31, 2024.
●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended March 31, 2024 and 2023. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

3.	INVESTMENTS IN DEBT SECURITIES

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

Amortized cost and fair value of corporate debt securities at  March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,176	$3,135
Unrealized gains	1	4
Fair value	$3,177	$3,139

Maturities of debt securities at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	(unaudited)		(audited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
One year or less	$2,589	$2,589	$2,671	$2,671
Greater than one year through five years	587	588	464	468
	$3,176	$3,177	$3,135	$3,139

The fair value of debt securities was measured using Level 2 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	PROPERTY & EQUIPMENT

Property and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	13,862	13,853
Buildings	22,869	22,869
Machinery and equipment	10,500	10,500
Construction in progress	131	-
Total property and equipment	52,414	52,274
Less accumulated depreciation	36,387	36,215
Property and equipment, net	$16,027	$16,059

Land

The Company holds approximately 22,300 acres of land. Most of this land was acquired between 1911 and 1932 and is carried in its balance sheets at cost. More than 20,400 acres are located in West Maui and are comprised of largely contiguous parcels which extend from the ocean to an elevation of approximately 5,700 feet. The West Maui landholdings include approximately 1,000 acres within Kapalua Resort, a master-planned, destination resort and residential community. Approximately 1,400 acres are located in Upcountry Maui in an area commonly known as Hali’imaile and is mainly comprised of leased agricultural fields, commercial and light industrial properties.

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water systems in West Maui. A majority of the Company’s land improvements were either constructed and placed in service in the mid-to-late 1970s or conveyed in 2017. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

The Company holds approximately 266,000 square feet of leasable area on the island of Maui. Buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort and in Hali’imaile. A majority of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expenses would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations.

5.	INVESTMENT IN JOINT VENTURE

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 30 acres of former pineapple lands in Hali‘imaile valued at $1.6 million.  The Company provided to BRE2LLC additional funding of $19,000 during the three months ended March 31, 2024. Net proceeds from the sales of improved agricultural lots will be distributed, when funds are available for distribution, according to terms of the joint venture agreement.

6.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.7 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.

Deferred club membership revenue

The Company operates the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from membership dues received from the Kapalua Club are recognized on a straight-line basis over one year. Revenue recognized for each of the three months ended March 31, 2024 and 2023 was $0.2 million.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,333 for each of the three months ended March 31, 2024 and 2023.

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

The outstanding balance of the Credit Facility was zero at March 31, 2024 and December 31, 2023. The Company was in compliance with Credit Facility at March 31, 2024.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$(43)	$(33)
Non-qualified retirement plans	1,713	1,725
Total	1,670	1,692
Less current portion	142	142
Non-current portion of accrued retirement benefits	$1,528	$1,550

The Company has a defined benefit pension plan, which covers many of its former bargaining unit employees and an unfunded non-qualified plan covering nine former non-bargaining unit management employees and former executives. In 2009, the non-qualified retirement plan was frozen, and in 2011, the pension benefits under the qualified plan were frozen. All future vesting of additional benefits were discontinued effective in 2009 for the non-qualified plan and in 2011 for the qualified plan. The Board of Directors approved the termination of the defined benefit pension plan and the non-qualified retirement plan in 2023.

The net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)
Interest cost	$184	$203
Expected return on plan assets	(174)	(164)
Amortization of net loss	68	82
Pension and other postretirement expenses	$78	$121

No contributions are required to be made to the defined benefit pension plan in 2024.

9.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order on February 15, 2024, as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed in 2023. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted on January 15, 2024, identifying various technical solutions that could be implemented to resolve the Order. The Company submitted a plan and proposed solution to resolve the Order on March 14, 2024. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company is awaiting comments, feedback and approval from the DOH at the time of filing the Form 10-Q.

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

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to ASC Topic 842 for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)

Minimum rentals	$964	$806
Percentage rentals	605	495
Licensing fees	33	223
Other	267	205
Total	$1,869	$1,729

11.	SHARE-BASED COMPENSATION

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

Options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors in 2023. The number of common shares subject to option for annual board service, board committee service, and continued service of the Chairman of the Board are 250,000 shares, 78,000 shares, and 400,000, respectively. Stock option grants are valued at the commitment date, based on the fair value of the equity instruments, and recognized as share-based compensation expense on a straight-line basis over its respective vesting periods. The option agreements provide for accelerated vesting if there is a change in control in ownership.

For annual board service and board committee service, stock option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the three months ended March 31, 2024, 82,000 shares of stock options vested to directors for annual board and committee service.

For continued board service of the Chairman, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.53%. There were 400,000 of unvested share options, or $1.1 million or unrecognized compensation cost, related to the continued service of Chairman of the Board at March 31, 2024.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Company's Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share wass based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 400,000 shares of unvested share options, or $2.2 million of unrecognized compensation cost at March 31, 2024

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of March 31, 2024. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $1.0 million for each of the three months ended March 31, 2024 and 2023. Included in these amounts were $0.2 million and $0.8 million of restricted common stock vested during the three months ended March 31, 2024 and 2023, respectively, and $0.6 million of stock options vested during the three months ended March 31, 2023.

12.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at March 31, 2024, and December 31, 2023, respectively.

13.	EARNINGS (LOSS) PER SHARE

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

Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2024 were 19.6 million and 19.9 million, respectively. Basic and diluted weighted-average shares outstanding for the three months ended March 31, 2023, were 19.5 million.

14.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board of Directors. Reportable operating segments are as follows:

•	Land development and sales include the planning, entitlement, development, and sale of real estate inventory.

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

•	Resort amenities include the Kapalua Club, which provides certain benefits and privileges within the Kapalua Resort for its members.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative, and share-based compensation.

Reportable operating segment revenues and income for the three months ended March 31, 2024 and 2023 did not include any revenue from land sales in these respective periods as no sales were made in either such period. The lack of such sales is is purposeful as the Company is evaluating its commercial assets and land holdings to determine better utilization for the value creation of its assets. The reportable segment data is presented as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)
Operating Segment Revenues
Land development and sales	$-	$-
Leasing	2,216	2,077
Resort amenities and other	267	221
Total Operating Segment Revenues	$2,483	$2,298
Operating Segment Income (Loss)
Land development and sales	$(266)	$(83)
Leasing	1,224	1,283
Resort amenities and other	(169)	(328)
Total Operating Segment Income	$789	$872

15.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method to determine the valuation of stock options granted to directors during the three months ended March 31, 2024 is described in Note 11.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

We own and steward a portfolio including approximately 22,300 acres of land on the island of Maui, Hawaii along with 266,000 square feet of commercial properties. For over a century, we have built a legacy of authentic innovation through conservation, agriculture, community building and land management. To continue this legacy, we are driven by a renewed mission to carefully maximize our assets to be actively used to their fullest potential, resulting in added value to the company by building resiliency for future generations.

In April 2023, we began a leadership transition with the addition of a Chief Executive Officer and Chairman of the Board, both of whom are experienced in real estate planning, development, and asset management. The transition continued with the addition of three executive leadership team members with planning, community development, land and natural resource stewardship and real estate expertise. To further establish and execute land utilization strategies, we intend to make investments to build a lean, experienced team with the necessary capabilities to accomplish market research, project management and planning, and engineering services.

Under an initiative by the new leadership team, we have audited our diverse portfolio of assets. The initial results of this review identified a material opportunity to increase the level of utilization, occupancy, and stabilized income from our operating assets that will enable future growth.

At March 31, 2024, our commercial properties and land were occupied at the following levels:

Commercial Real Estate (CRE)	Total	Leased		Vacant
	(square feet)	Sq. ft.	Percent	Sq. ft.	Percent
Industrial	185,647	149,196	80%	36,451	20%
Office	12,519	12,519	100%	0	0%
Retail	63,033	53,775	85%	9,258	15%
Residential	5,055	3,900	77%	1,155	23%
Total CRE	266,254	219,390	82%	46,864	18%

Land	Total	Leased		Vacant
	(acres)	Acres	Percent	Acres	Percent
Comm./Ind.	22	22	100%	0	0%
Residential	933	12	1%	921	99%
Agriculture	10,981	3,627	33%	7,354	67%
Conservation	10,350	-	0%	10,350	100%
Total (acres)	22,286	3,661	16%	18,625	84%

To improve our operating revenue from our commercial properties, we have developed updated tenanting plans with a focus on thoughtful placemaking in our Kapalua, Haliimaile and Alaeloa commercial centers. Despite the challenges following the 2023 Maui wildfires, the effort to increase occupancy in the town centers resulted in an 8% year-over-year growth in revenue and an 18% improvement in overall occupancy for the period April 1, 2023 to March 31, 2024. Paired with these placemaking efforts, we have begun executing land strategies for the surrounding, undeveloped areas adjacent to the town centers. We anticipate short-term fluctuations in earnings as we improve tenant occupancy. We intend to attract a diverse merchant mix to reposition our spaces at market rents. Long-term positive impacts to operating revenues are expected as the occupancy of our existing commercial real estate and utilization of our land holdings continue to improve.

Our primary goal is to execute our established strategies to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing in a supply-constrained market. We expect long-term positive changes in land development and sales revenues as we have begun to list our non-strategic lands for sale, list large tracts of agricultural land for lease, and strategically develop land.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

CONSOLIDATED

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands except per share amounts)

Operating revenues	$2,483	$2,298
Segment operating costs and expenses	(1,694)	(1,426)
General and administrative	(1,057)	(1,025)
Share-based compensation	(959)	(964)
Depreciation	(172)	(253)
Operating (loss)	(1,399)	(1,370)
Other income	104	129
Pension and other postretirement expenses	(78)	(121)
Interest expense	(2)	(2)
Net (loss)	$(1,375)	$(1,364)

Net (loss) per Common Share	$(0.07)	$(0.07)

LAND DEVELOPMENT AND SALES

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)

Operating revenues	$-	$-
Operating costs and expenses	(266)	(83)
Operating (loss)	$(266)	$(83)

Real estate operating revenues include the sales of our real estate inventory. There were no sales of real estate during the three months ended March 31, 2024 and the three months ended March 31, 2023. This is purposeful as the Company is evaluating its commercial assets and land holdings to determine better utilization to value creation of its assets.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (SMA) permit issued by the County of Maui. We allowed the agreement to expire on April 11, 2023. The development plans for our real estate holdings continue to be reviewed and evaluated. We continue to manage the application process of the SMA permit extension for the Kapalua Central Resort project while the project continues to be marketed for sale or joint venture.

In December 2023, we contributed approximately 30-acres of land in Upcountry Maui, valued at $1.6 million, to BRE2 LLC, a joint venture between the Company and Stone Properties, for the development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was recognized as real estate operating revenues. We anticipate sales of the ranch lots to total approximately $4.1 million, with approximately $2.2 million constituting our share of the sales proceeds, which we expect to occur between late 2024 to mid-2025.

There were no significant real estate development expenditures during the three months ended March 31, 2024 and 2023.

Real estate development and sales are cyclical and depend on several factors, such as interest rates and demand. Results from one period are not indicative of future performance trends in this business segment. Prior to the Maui wildfires which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui.  While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Maui wildfire accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)

Operating revenues	$2,216	$2,077
Operating costs and expenses	(992)	(794)
Operating income	$1,224	$1,283

Operating revenues from leasing activities for the three months ended March 31, 2024, were comprised primarily of $1.9 million from commercial, industrial, and agricultural leases, and the remaining $0.3 million was comprised of $33,000 of licensing fees from our registered trademarks and trade names, $175,000 from potable and non-potable water system sales and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenue from leasing activities for the three months ended March 31, 2023, were primarily comprised of $1.8 million from commercial, industrial, and agricultural leases, and the remaining $0.3 million was comprised of $33,000 of licensing fees from our registered trademarks and trade names, $183,000 from potable and non-potable water system sales and $72,000 in grant revenue from the State of Hawai‘i for conservation management.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui increased and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until August 8, 2023, the date of the devastating Maui wildfires. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $1.9 million of operating revenues from leasing activities for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023 is an indication that tourism and visitor traffic is returning to pre-pandemic levels.

The increase in leasing operating costs and expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, can be attributed to higher property maintenance costs for our commercial leasing portfolio properties, which had been deferred in prior years, hiring a property management and leasing firm to grow our leasing portfolio, and the start-up costs and fees associated with our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended
	March 31,
	(unaudited)
	2024	2023
	(in thousands)

Operating revenues	$267	$221
Operating costs and expenses	(436)	(549)
Operating loss	$(169)	$(328)

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club that provides its members special programs and access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities.

The increase in operating revenues for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to new memberships being sold for the first time since 2019 and the Kapalua Club management team focusing on offering fee-based club events to members.

Contracted fee expenses decreased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to decreased fees for access and utilization of golf privileges.

The Kapalua Club has undergone restructuring in 2023. Its revised policies and practices have been implemented to reduce the impact of the amenity fees and to better align club dues and club expenses. The Kapalua Club began to accept new membership applications beginning late 2023.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for each of the three months ended March 31, 2024 and March 31, 2023, amounted to $2.0 million.

Share-based compensation costs and share-based compensation for each of the three months ended March 31, 2024 and March 31, 2023 amounted to $1.0 million. Although the costs were consistent in amount, the composition of the share-based compensation for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was vastly different. These differences are explained in the paragraphs below.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Company's Chief Executive Officer during the three months ended March 31, 2024, none of these options shares vested during this period. Additional information of the option issuance to the CEO is detailed in Note 11 of the financial statements. For the three months ended March 31, 2024, director options to purchase 82,000 shares and 164,000 shares vested for annual board and committee service, respectively. This expense was not incurred during the three month period ending March 31, 2023. During the three months ended March 31, 2023, $0.7 million was incurred for restricted stock vesting for the former Chief Executive Officer upon his separation from the Company – there was no comparable expense in the three months ended March 31, 2024.

To summarize the composition of the share-based compensation, for the three month period ended March 31, 2024, the $1.0 million of expense was comprised of $0.7 million of stock option expense and $0.3 million of restricted stock vesting, and for the three month period ended March 31, 2023, $1.0 million was due to restricted stock vesting, with $0.7 million of that amount directly attributed to the vesting of the former Chief Executive Officer’s incentive shares upon separation from the Company.

OTHER INCOME

Interest income of $0.1 million was earned on our money market and bond investment portfolio during the three months ended March 31, 2024 and March 31, 2023. The Company does not maintain or possess any off-balance sheet financing nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $5.4 million and $5.7 million (audited) at March 31, 2024 and December 31, 2023, respectively.

We also had investments of $3.2 million and $3.1 million at March 31, 2024 and December 31, 2023, respectively. Our investments consist of corporate bond securities maturing on various dates through January 2025. These bond investments yield approximately 5.5% at March 31, 2024. We intend to hold our bond securities until maturity.

At March 31, 2024, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at March 31, 2024. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods.

Cash Flows

Net cash flow provided by (used in) our operating activities for the three months ended March 31, 2024 was $(10) thousand and $0.7 million for the three months ended March 31, 2023.

There were no sales of real estate during the three months ended March 31, 2024, or the three months ended March 31, 2023.

Interest income earned from our money market and bond investments was $0.1 million for each of the three months ended March 31, 2024, and March 31, 2023.

The outstanding balance of our Credit Facility remained zero at March 31, 2024. There were no interest payments due on our Credit Facility during the three months ended March 31, 2024.

No contributions are required to be made to our defined benefit pension plan in 2024.

Capital Resources

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe our cash and investment balances, cash provided from ongoing operating activities, and available borrowings under our Credit Facility, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for the next months and the foreseeable longer term.

Our indebtedness could have the effect of, among other things, increasing our exposure to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and industry, and limiting our ability to borrow additional funds

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section title Critical Accounting Policies and Estimates in Part II, Item 7, within our Annual Report. There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in our Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the three months ended March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 9, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 6.	EXHIBITS

2.1

Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii corporation, into Maui Land & Pineapple Company, Inc., a Delaware corporation incorporated herein by reference on Exhibit 2.1 to the Form 8-K previously filed on July 20, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page In Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 13, 2024	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer)