Form 10-Q
period 2024-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2024-08-19
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

500 Office Road, Lahaina, Maui, Hawaii 96761

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2024
Common Stock, $0.0001 par value	19,689,210 shares

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

•

Conditions to the closing of the sale of the 11.883-acre parcel of land in Piiholo, Maui, Hawaii may not be satisfied, the transaction may not close within the expected timeframe, or at all, and the transaction may include unexpected costs.

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,733	$5,700
Accounts receivable, net	1,337	1,166
Investments, current portion	2,949	2,671
Prepaid expenses and other assets	644	467
Total current assets	8,663	10,004

PROPERTY & EQUIPMENT, NET	16,319	16,059

OTHER ASSETS
Investments, net of current portion	278	464
Investment in joint venture	1,627	1,608
Deferred development costs	13,363	12,815
Other noncurrent assets	1,686	1,273
Total other assets	16,954	16,160
TOTAL ASSETS	$41,936	$42,223

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,310	$1,154
Payroll and employee benefits	431	502
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	513	217
Other current liabilities	517	465
Total current liabilities	2,913	2,480

LONG-TERM LIABILITIES
Accrued retirement benefits, net of current portion	1,506	1,550
Deferred revenue, net of current portion	1,300	1,367
Deposits	1,968	2,108
Other noncurrent liabilities	30	14
Total long-term liabilities	4,804	5,039
TOTAL LIABILITIES	7,717	7,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,650,489 and 19,615,350 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	85,369	84,680
Additional paid-in-capital	12,475	10,538
Accumulated deficit	(56,864)	(53,617)
Accumulated other comprehensive loss	(6,761)	(6,897)
Total stockholders' equity	34,219	34,704
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,936	$42,223

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2024	2023
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$200	$19
Leasing	2,173	2,241
Resort amenities and other	272	213
Total operating revenues	2,645	2,473

OPERATING COSTS AND EXPENSES
Land development and sales	187	336
Leasing	1,122	1,039
Resort amenities and other	305	363
General and administrative	1,118	1,035
Share-based compensation	1,623	806
Depreciation	171	238
Total operating costs and expenses	4,526	3,817

OPERATING LOSS	(1,881)	(1,344)

Other income	89	350
Pension and other post-retirement expenses	(78)	(121)
Interest expense	(2)	(2)
NET LOSS	$(1,872)	$(1,117)
Other comprehensive income - pension, net	68	82

TOTAL COMPREHENSIVE LOSS	$(1,804)	$(1,035)

NET LOSS PER COMMON SHARE - BASIC	$(0.10)	$(0.06)

NET LOSS PER COMMON SHARE - DILUTED	$(0.09)	$(0.06)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands except
	per share amounts)
OPERATING REVENUES
Land development and sales	$200	$19
Leasing	4,388	4,318
Resort amenities and other	540	433
Total operating revenues	5,128	4,770

OPERATING COSTS AND EXPENSES
Land development and sales	450	418
Leasing	2,114	1,833
Resort amenities and other	741	911
General and administrative	2,178	2,059
Share-based compensation	2,582	1,772
Depreciation	344	491
Total operating costs and expenses	8,409	7,484

OPERATING LOSS	(3,281)	(2,714)

Other income	193	479
Pension and other post-retirement expenses	(156)	(243)
Interest expense	(3)	(3)
NET LOSS	$(3,247)	$(2,481)
Other comprehensive income - pension, net	136	164

TOTAL COMPREHENSIVE LOSS	$(3,111)	$(2,317)

NET LOSS PER COMMON SHARE - BASIC	$(0.17)	$(0.13)

NET LOSS PER COMMON SHARE - DILUTED	$(0.16)	$(0.13)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	814			1,225
Vested restricted stock issued	11	178	(178)			-
Shares cancelled to pay tax liability	(3)	(68)				(68)
Other comprehensive income - pension					68	68
Net loss				(1,375)		(1,375)
Balance, March 31, 2024	19,641	$85,201	$11,174	$(54,992)	$(6,829)	$34,554

Share-based compensation			1,479			1,479
Vested restricted stock issued	10	178	(178)			-
Shares cancelled to pay tax liability	(1)	(10)				(10)
Other comprehensive income - pension					68	68
Net loss				(1,872)		(1,872)
Balance, June 30, 2024	19,650	$85,369	$12,475	$(56,864)	$(6,761)	$34,219

Balance, December 31, 2023	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	821			1,441
Vested restricted stock issued	82	821	(821)			-
Shares cancelled to pay tax liability	(50)	(544)				(544)
Other comprehensive income - pension					82	82
Net loss				(1,364)		(1,364)
Balance, March 31, 2023	19,576	$84,289	$9,184	$(51,901)	$(8,185)	$33,387

Share-based compensation			608			608
Vested restricted stock issued	14	135	(135)			-
Shares cancelled to pay tax liability	-	(3)				(3)
Other comprehensive income - pension					82	82
Net loss				(1,117)		(1,117)
Balance, June 30, 2023	19,590	$84,421	$9,657	$(53,018)	$(8,103)	$32,957

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)

NET CASH USED IN OPERATING ACTIVITIES	$(543)	$(444)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(1,235)	(198)
Contributions to investment in joint venture	(19)	-
Purchases of debt securities	(2,159)	(1,742)
Maturities of debt securities	2,067	1,668
NET CASH USED IN INVESTING ACTIVITIES	(1,346)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(78)	(547)
NET CASH USED IN FINANCING ACTIVITIES	(78)	(547)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,967)	(1,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,700	8,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,733	$7,246

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.7 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2024 and 2023

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended June 30, 2024 and 2023. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Amortized cost and fair value of corporate debt securities at  June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,227	$3,135
Unrealized gains (losses)	(1)	4
	$3,226	$3,139

Maturities of debt securities at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024 (unaudited)		December 31, 2023 (audited)
		(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,949	$2,948	$2,671	$2,671
Greater than one year through five years	278	278	464	468
	$3,227	$3,226	$3,135	$3,139

The fair value of debt securities was measured using Level 2 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	PROPERTY & EQUIPMENT

Property and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	13,861	13,853
Buildings	23,072	22,869
Machinery and equipment	10,500	10,500
Construction in progress	393	-
Total property and equipment	52,878	52,274
Less accumulated depreciation	(36,559)	(36,215)
Property and equipment, net	$16,319	$16,059

Land

The Company holds approximately 22,300 acres of land. Most of this land was acquired between 1911 and 1932 and is carried in the Company’s balance sheets at cost. More than 20,400 acres are located in West Maui and are comprised of largely contiguous parcels which extend from the ocean to an elevation of approximately 5,700 feet. The West Maui landholdings include approximately 1,000 acres within Kapalua Resort, a master-planned, destination resort and residential community. Approximately 1,400 acres are located in Upcountry Maui in an area commonly known as Haliimaile and is mainly comprised of leased agricultural fields, commercial and light industrial properties.

Land Improvements

Land improvements are primarily comprised of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included are the Company’s potable and non-potable water systems in West Maui. A majority of the Company’s land improvements were either constructed and placed in service in the mid-to-late 1970s or conveyed in 2017. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

The Company holds approximately 266,000 square feet of leasable area on Maui. The buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort and in Haliimaile. A majority of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed at the Kapalua Resort in 2008 and used in the Company’s leasing operations.

Construction in Progress

Construction in progress is comprised of ongoing Kapalua Resort and Haliimile projects, including renovations and improvements to buildings, warehouses and commercial assets.

5.	INVESTMENT IN JOINT VENTURE

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 30 acres of former pineapple lands in Hali‘imaile valued at $1.6 million.  During the six months ended June 30, 2024, the company provided BRE2LLC with additional funding of $19,000. According to terms of the joint venture agreement, net proceeds from the sales of improved agricultural lots will be distributed, when the funds are available for distribution.

6.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.8 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.

Deferred club membership revenue

The Company operates the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges at certain of the amenities within the Kapalua Resort. Deferred revenues from membership dues received from the Kapalua Club are recognized on a straight-line basis over one year. Revenue recognized for each of the six months ended June 30, 2024 and 2023 was $0.4 million.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $66,666 for each of the six months ended June 30, 2024 and 2023.

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

The outstanding balance of the Credit Facility was zero at June 30, 2024 and December 31, 2023. The Company was in compliance with Credit Facility at June 30, 2024.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$(53)	$(33)
Non-qualified retirement plans	1,701	1,725
Total	1,648	1,692
Less current portion	(142)	(142)
Non-current portion of accrued retirement benefits	$1,506	$1,550

The Company has a defined benefit pension plan, which covers many of its former bargaining unit employees and an unfunded non-qualified plan covering nine former non-bargaining unit management employees and former executives. In 2009, the non-qualified retirement plan was frozen, and in 2011, the pension benefits under the defined benefit pension plan were frozen. All future vesting of additional benefits were discontinued effective in 2009 for the non-qualified plan and in 2011 for the defined benefit pension plan. The Board of Directors approved the termination of the defined benefit pension plan and the non-qualified retirement plan in 2023.

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Interest cost	$184	$203	$368	$406
Expected return on plan assets	(174)	(164)	(348)	(328)
Amortization of net loss	68	82	136	165
Pension and other postretirement expenses	$78	$121	$156	$243

No contributions are required to be made to the defined benefit pension plan in 2024.

9.	COMMITMENTS AND CONTINGENCIES

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

The DOH agreed to defer the Order on February 15, 2024, as the company continues to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed in 2023. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared for and submitted to the Company on January 15, 2024, identifying various technical solutions that could be implemented to resolve the Order. The Company submitted a plan (the plan) and proposed solution to resolve the Order on March 14, 2024. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company continues to work with the DOH to coordinate the timing and approval of the Plan to implement the technical solution to resolve the NOVO. Meetings continue to be scheduled to provide status updates and progress being made towards resolution.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal and ordinary course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

10.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents and, in some cases, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to Accounting Standards Codification Topic 842 for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Minimum rentals	$1,058	$837	$2,022	$1,644
Percentage rentals	444	536	1,049	1,031
Licensing fees	36	295	69	518
Other	184	238	351	443
Total	$1,722	$1,906	$3,491	$3,636

11.	SHARE-BASED COMPENSATION

The Company’s directors and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan (“Equity Plan”).

Share-based compensation is awarded annually to certain members of the Company’s management based on their achievement of predefined performance goals and objectives under the Equity Plan. Their share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares of common stock vesting quarterly over a period of three years. Share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Directors receive both cash and share-based compensation under the Equity Plan. Their share-based compensation is comprised of restricted shares of common stock vesting quarterly over the directors’ annual period of service which are valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors and Chief Executive Officer in 2024 and 2023. Stock option grants are valued at the commitment date, based on the fair value of the equity instruments, and recognized as share-based compensation expense on a straight-line basis over its respective vesting periods. The option agreements provide for accelerated vesting if there is a change in control in ownership.

The number of common shares subject to option granted in 2023 for annual board service, board committee service, and continued service of the Chairman of the Board are 250,000 shares, 78,000 shares, and 400,000, respectively. For annual board service and board committee service, the stock option granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the six months ended June 30, 2024, 325,709 shares of stock options vested to directors for annual board and committee service.

For continued board service of the Chairman, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 266,666 of unvested share options, or $0.9 million or unrecognized compensation cost, at June 30, 2024.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Company's Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 400,000 shares of unvested share options, or $2 million of unrecognized compensation cost at June 30, 2024.

The number of common shares subject to options granted during the three months ended June 30, 2024 for annual board service and board committee service were 350,000 shares and 91,500 shares, respectively.

These option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $22.25 per share. The fair value of these grants using the Black-Scholes option-pricing model was $8.87 per share based on an expected term of 5.25 years, expected volatility of 32.1%, and a risk-free rate of 4.40%. During the six months ended June 30, 2024, 110,375 shares of stock options vested to directors for annual board and committee service. There were 331,125 shares of unvested share options, or $2.9 million of unrecognized compensation cost at June 30, 2024.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of June 30, 2024. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $2.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. Included in these amounts were $0.7 million and $1.2 million of restricted common stock vested during the six months ended June 30, 2024 and 2023, respectively, and $1.9 million and $0.6 million of stock options vested during the six months ended June 30, 2024 and 2023, respectively. Share-based compensation expense totaled $1.6 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Included in these amounts were $0.3 million and $0.4 million of restricted common stock vested during the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $0.4 million of stock options vested during the three months ended June 30, 2024 and 2023, respectively.

12.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the financial statement and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at June 30, 2024, and December 31, 2023, respectively.

13.	LOSS PER SHARE

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

Basic and diluted weighted-average shares outstanding were 19.6 million and 20.0 million for the three months ended June, 2024, respectively. Basic and diluted weighted-average shares were 19.6 million and 19.9 million for the six months ended June 30, 2024, respectively.

14.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board of Directors. Reportable operating segments are as follows:

•	Land development and sales, which includes the planning, entitlement, development, and sale of real estate inventory.

•

Leasing, which includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including watershed conservation activities. The operating segment also includes the revenues and expenses from the management of ditch, reservoir and well systems that provide non-potable irrigation water to West and Upcountry Maui areas; and

•	Resort amenities, which includes the Kapalua Club, which provides certain benefits and privileges within the Kapalua Resort for its members.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, depreciation, general and administrative expenses, and share-based compensation.

The reportable segment data is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating Segment Revenues
Land development and sales	$200	$19	$200	$19
Leasing	2,173	2,241	4,388	4,318
Resort amenities and other	272	213	540	433
Total Operating Segment Revenues	$2,645	$2,473	$5,128	$4,770

Operating Segment Income (Loss)
Land development and sales	$13	$(317)	$(250)	$(399)
Leasing	1,051	1,202	2,274	2,485
Resort amenities and other	(33)	(150)	(201)	(478)
Total Operating Segment Income (Loss)	$1,031	$735	$1,823	$1,608

15.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method to determine the valuation of stock options granted to directors during the three and six months ended June 30, 2024 is described in Note 11.

16.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company's 2023 Form 10-K. Changes to the Company's significant accounting policies are included herein.

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

17.	SUBSEQUENT EVENTS

On August 5, 2024, R. Scot Sellers, a director and Chairman of the board, Stephen M. Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and restricted share grants. The Equity Plan was amended in February 2023 to increase the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of restricted stock that exceeded the 400,000 limit. In February 2024, Mr. Randle received 28,511 shares of restricted stock that exceeded the 400,000 limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel options and restricted shares issued in 2023 amounting to 6,659 and 56,000 shares, respectively, and options and restricted shares issued in 2024 amounting to 3,124 and 56,000 shares, respectively. The cancellation of the options and restricted shares will result in recognizing the remaining unvested awards of options and restricted shares immediately. In the third quarter of 2024, it is anticipated that $631,000 will be recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and restricted shares and $229,000 due to the cancellation of Mr. Randle’s restricted shares.

On August 14, 2024 (the “Effective Date”), Maui Land & Pineapple Company, Inc., a Delaware corporation (“MLP” or “Company”), entered into that certain Purchase Sales Agreement (the “Purchase Agreement”) for the sale and purchase of land with Shawn Sims and/or his permitted assignees (the “Purchaser”), pursuant to which MLP agrees to sell to Purchaser and Purchaser agrees to purchase from MLP an 11.883-acre parcel of land, including the associated easements and infrastructure improvements, located in Piiholo, Maui, Hawaii (the “Property”) (the “Transaction”). The purchase price for the Property is $7,000,000 (the “Purchase Price”). Pursuant to the terms of the Purchase Agreement, within three business days from the Effective Date, Purchaser will make an initial cash deposit in the amount of $300,000 (the “Initial Deposit”) to escrow. In the event Purchaser exercises his right to extend the 30-day inspection period beginning on the Effective Date (the “Inspection Period”), Purchaser will make a second deposit in the amount of $100,000 (the “Conditional Deposit”)  to escrow. Within two business days of the expiration or waiver of the Inspection Period, Purchaser will deposit an additional $300,000 (the “Final Deposit,” together with the Initial Deposit and the Conditional Deposit, the “Deposits”)  to escrow. The Deposits will be held in escrow and shall be applied to the Purchase Price at closing. Any interest accrued on the Deposits will benefit Purchaser and be applied towards the Purchase Price. Purchaser shall deposit the remaining balance of the Purchase Price to escrow in immediately available funds not less than two business days prior to the closing. The closing shall occur on a mutually agreeable date no later than 30 days after the expiration of the Inspection Period (the “Closing Date”), provided that  if Purchaser has not satisfied the conditions precedent to close as of the Closing Date, Purchaser  may elect to extend the Closing Date by five business days after such conditions have been satisfied, but such extension may not be more than 60 days after the end of the inspection period. Closing costs associated with the Transaction will be prorated to both Company and Purchaser per the terms of the Purchase Agreement. Purchaser, in his sole discretion, shall have the right to cancel the Purchase Agreement at any time up until 5:00 pm Hawaii Standard Time on the last day of the Inspection Period by giving the Company written notice. In the event Purchaser terminates the Purchase Agreement, the Deposits, together with any interest earned, less any incurred escrow fees and expenses, shall be refunded to the Purchaser and released from all further obligations and liabilities. This Transaction aligns with the Company’s operational plan to sell non-strategic land parcels.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

We own and steward a portfolio including over 22,300 acres of land on the island of Maui, Hawaii along with 266,000 square feet of commercial real estate. For over a century, we have built a legacy of authentic innovation through conservation, agriculture, community building and land management. To continue this legacy, we are driven by a renewed mission to strategically maximize our assets to be used to their fullest potential, resulting in added value to the Company and creating a more resilient community for future generations.

In April 2023, we began a leadership transition by appointing a new Chief Executive Officer and new Chairman of the Board, both of whom are experienced in real estate planning, development, and asset management. The development of our team continued with the addition of three executive leadership team members with planning, community development, land and natural resource stewardship and real estate expertise. In efforts to further establish and execute land utilization strategies, we continue to make investments to build a lean, experienced team with the most recent leadership additions including a Director of Engineering and Vice President of Land Productivity and Asset Management.

Under an initiative by the new leadership team, we have audited our diverse portfolio of assets. The initial results of this review identified a material opportunity to increase the level of utilization, occupancy, and stabilized income from our operating assets that will enable future growth.

At June 30, 2024, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		Vacant
	(square feet)	Sq. ft.	Percent	Sq. ft.	Percent
Industrial	185,647	154,676	83%	30,971	17%
Office	12,519	12,519	100%	0	0%
Retail	63,033	55,207	88%	7,826	12%
Residential	5,055	3,000	59%	2,055	41%
Total CRE	266,254	225,402	85%	40,852	15%

Land	Total	Leased		Vacant
	(square feet)	Sq. ft.	Percent	Sq. ft.	Percent
Comm./Ind.	22	22	100%	0	0%
Residential	933	12	1%	921	99%
Agriculture	10,981	3,632	33%	7,349	67%
Conservation	10,350	-	0%	10,350	100%
Total CRE	22,286	3,666	16%	18,620	84%

After updating tenanting plans with a focus on thoughtful placemaking, we actively pursued new opportunities to optimize existing tenancy and execute new leases for available commercial spaces with a goal to improve our operating revenue. Despite the challenges following the 2023 Maui wildfires, this effort in the town centers resulted in a 24% improvement in overall occupancy over the past year. Due to this improved occupancy, recent land sales of non-strategic parcels, and operational improvements of resort amenities, the Company has experienced a 7.5 % growth in overall operating revenue. Paired with these placemaking efforts, we have begun executing land strategies for the surrounding, undeveloped areas adjacent to the town centers. We anticipate short-term fluctuations in earnings as we improve tenant occupancy and improve our buildings. Continual, long-term positive impacts to operating revenues are expected as the occupancy of our existing commercial real estate and utilization of our land holdings continue to improve.

Our primary goal is to execute our established strategies to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing in a supply-constrained market. We expect continued long-term positive changes in land development and sales revenues as we recently sold a non-strategic easement in West Maui and currently have four additional non-strategic parcels being marketed for sale to generate cash flow. We are also listing large tracts of agricultural land for lease.

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$2,645	$2,473	$5,128	$4,770
Segment operating costs and expenses	(1,614)	(1,738)	(3,305)	(3,162)
General and administrative	(1,118)	(1,035)	(2,178)	(2,059)
Share-based compensation	(1,623)	(806)	(2,582)	(1,772)
Depreciation	(171)	(238)	(344)	(491)
Operating loss	(1,881)	(1,344)	(3,281)	(2,714)
Other income	89	350	193	479
Pension and other postretirement expenses	(78)	(121)	(156)	(243)
Interest expense	(2)	(2)	(3)	(3)
Net loss	$(1,872)	(1,117)	$(3,247)	(2,481)

Net loss per Common Share - Basic	$(0.10)	$(0.06)	$(0.17)	$(0.13)
Net loss per Common Share - Diluted	$(0.09)	$(0.06)	$(0.16)	$(0.13)

LAND DEVELOPMENT AND SALES

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$200	$19	$200	$19
Operating costs and expenses	(187)	(336)	(450)	(418)
Operating income (loss)	$13	$(317)	$(250)	$(399)

Land development and sales operating revenues include the sales of our real estate inventory. There was one sale of real estate during the six months ended June 30, 2024 amounting to $200,000 for a land easement in West Maui and no sales of real estate during the six months ended June 30, 2023. This is purposeful as the Company is evaluating its commercial assets and land holdings to determine the best utilization of its assets in West Maui and in Upcounty Maui in the town of Haliimaile to increase value.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (SMA) permit issued by the County of Maui. We allowed the agreement to expire on April 11, 2023. The development plans for our real estate holdings remain subject to our review and evaluation. The Kapalua Central Resort project continues to be marketed for sale or joint venture and  the application for the SMA permit extension remains ongoing.

In December 2023, we contributed approximately 30-acres of land in Upcountry Maui, valued at $1.6 million, to BRE2 LLC, a joint venture between the Company and Stone Properties, for the development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was recognized as land development and sales operating revenues. We anticipate sales of the ranch lots to total approximately $4.1 million, with approximately $2.2 million constituting our share of the sales proceeds, which we expect to occur between late 2024 to mid-2025.

Approximately $391,000 was spent towards real estate development expenditures during the six months ended June 30, 2024 for development efforts both in West Maui and Haliimaile. No significant expenditures were made during the six months ended June 30, 2023.

Land development and sales are cyclical and depend on several factors, such as interest rates and demand. Results from one period are not indicative of future performance trends in this business segment. Prior to the Maui wildfires which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui.  While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Maui wildfire accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$2,173	$2,241	$4,388	$4,318
Operating costs and expenses	(1,122)	(1,039)	(2,114)	(1,833)
Operating income	$1,051	$1,202	$2,274	$2,485

Operating revenues from leasing activities for the three months ended June 30, 2024, were comprised primarily of $1.9 million from commercial, industrial, and agricultural leases, and the remaining $0.3 million was comprised of $33,000 of licensing fees from our registered trademarks and trade names, $175,000 from potable and non-potable water system sales and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenue from leasing activities for the three months ended June 30, 2023, were primarily comprised of $1.8 million from commercial, industrial, and agricultural leases, and the remaining $0.3 million was comprised of $33,000 of licensing fees from our registered trademarks and trade names, $183,000 from potable and non-potable water system sales and $72,000 in grant revenue from the State of Hawai‘i for conservation management of our Puu Kukui Watershed.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui began to increase and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the occurrence of the devastating Maui wildfires on August 8, 2023. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $2.2 million of operating revenues from leasing activities for the three months ended June 30, 2024, compared to $2.2 million for the three months ended June 30, 2023 is an indication that tourism and visitor traffic is returning to pre-pandemic levels. The minimal increase in operating revenues at June 30, 2024 compared to June 30, 2023 is not reflective of our efforts to re-tenant and re-merchandise the tenant mix in the three commercial centers owned by the Company in the Kapalua Resort, Haliimaile Town and the Alaeloa Business Park. New tenant leases are being executed with an initial free rent period in lieu of expending funds towards tenant improvements and commercial leases are being renegotiated to reflect current market rental rates compared to the previous below market rates.

The increase in leasing operating costs and expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, can be attributed to higher property maintenance costs for our commercial leasing portfolio properties, which had been deferred in prior years, hiring a property management and leasing firm to grow our leasing portfolio, and the start-up costs and fees associated with our efforts to increase tenant occupancy and to improve the tenant composition in our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$272	$213	$540	$433
Operating costs and expenses	(305)	(363)	(741)	(911)
Operating loss	$(33)	$(150)	$(201)	$(478)

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

The increase in operating revenues for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to new memberships being sold for the first time since 2019 and the Kapalua Club management team focusing on offering fee-based club events to members.

Contracted fee expenses decreased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to decreased fees for access and utilization of golf privileges.

The Kapalua Club was restructured in 2023. Its revised policies and practices have been implemented to reduce the impact of the amenity fees and to better align club dues and club expenses. The Kapalua Club began to accept new membership applications beginning late 2023.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the six months ended June 30, 2024 amounted to $4.8 million, compared to $3.8 million for the six months ended June 30, 2023.

Share-based compensation costs and share-based compensation for the six months ended June 30, 2024 amounted to $2.6 million, compared to $1.8 million for the six months ended June 30, 2023. The $0.8 million increase is due to option valuation expenses attributable to the option granted to our Chief Executive Officer in January 2024 and also options granted to directors in May 2024 at a higher valuation from the options granted to directors in May 2023. These differences are explained in the paragraphs below. Shared based compensation expenses for the six months ended June 30, 2024 included options for the Chairman of the board issued in March 2023, the options issued to directors in May 2023, options issued to the Chief Executive Officer in January 2024, the options issued to directors in May 2024, fiscal year 2024 Directors stock compensation/retainer and employees’ incentive share vesting. Share based compensation expenses for the six months ended June 30, 2023 included options for the Chairman of the board issued in March 2023, the options issued to directors in May 2023, employees’ incentive share vesting and incentive share vesting for the former Chief Executive Officer upon separation from the Company on March 31, 2023.

An option to purchase 400,000 shares of the Company’s common stock under the 2017 Equity and Incentive Award Plan (the Plan) was granted to the Company's Chief Executive Officer during the three months ended March 31, 2024, none of these options shares vested during this period. Additional information of the option issuance to the Chief Executive Officer is detailed in Note 11 of the financial statements. During the six months ended June 30, 2024, 325,709 shares of stock options vested which were comprised of 82,000 option shares to the Directors issued in May 2023, 110,375 option shares issued to directors in May 2024 and 133,334 option shares issued to the Chairman of the board in March 2023. During the six months ended June 20, 2023, 82,000 option shares were vested under options issued to directors in March 2023.

OTHER INCOME

Other income of $0.2 million and $0.5 million was earned during the six month period ended June 30, 2024 and 2023, respectively. During the 6 months ended June 30, 2024, other income was due to interest earned on savings and dividends earned on a investment bond fund of varying maturities. For the six month period ended June 30, 2023, $0.3 million was earned interst on savings and dividends on an investment bond fund of varying maturities and $0.2 million was earned on a refund of captive insurance funds from a now defunct joint venture the Company was a partner in. The Company does not maintain or possess any off-balance sheet financing nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $3.7 million and $5.7 million (audited) at June 30, 2024 and December 31, 2023, respectively.

We also had investments in a bond fund with varying maturities in the amount of $3.2 million and $3.1 million at June 30, 2024 and December 31, 2023, respectively. Our investments consist of corporate bond securities maturing on various dates through November 2025. These bond investments yield approximately 5.7% at June 30, 2024. We intend to hold our bond securities until maturity.

At June 30, 2024, $15.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”). The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined in the Credit Facility) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at June 30, 2024. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods.

Cash Flows

Net cash flows used in our operating activities for the six months ended June 30, 2024 were $0.5 million and $0.4 million for the six months ended June 30, 2023.

There was one sale of real estate during the six months ended June 30, 2024 in the amount of $0.2 million for a land easement in West Maui and no sales of real estate during the six months ended June 30, 2023.

Interest income earned from our money market and bond investments was $0.2 million for the six months ended June 30, 2024, and $0.2 million for the six months ended June 30, 2023.

The outstanding balance of our Credit Facility remained zero at June 30, 2024. There were no interest payments due on our Credit Facility during the six months ended June 30, 2024.

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

The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires the use of accounting estimates. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the unaudited condensed consolidated interim financial statements and thus actual results could differ from the amounts reported and disclosed herein. For additional information regarding our critical accounting policies, see the section titled Critical Accounting Policies and Estimates in Part II, Item 7, within our Annual Report. There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in our Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the six months ended June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 9, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three and six months ended June 30, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 5.	OTHER INFORMATION

On August 14, 2024 (the “Effective Date”), Maui Land & Pineapple Company, Inc., a Delaware corporation (“MLP” or “Company”), entered into that certain Purchase Sales Agreement (the “Purchase Agreement”) for the sale and purchase of land with Shawn Sims and/or his permitted assignees (the “Purchaser”), pursuant to which MLP agrees to sell to Purchaser and Purchaser agrees to purchase from MLP an 11.883-acre parcel of land, including the associated easements and infrastructure improvements, located in Piiholo, Maui, Hawaii (the “Property”) (the “Transaction”).

The purchase price for the Property is $7,000,000 (the “Purchase Price”). Pursuant to the terms of the Purchase Agreement, within three business days from the Effective Date, Purchaser will make an initial cash deposit in the amount of $300,000 (the “Initial Deposit”) to escrow. In the event Purchaser exercises his right to extend the 30-day inspection period beginning on the Effective Date (the “Inspection Period”), Purchaser will make a second deposit in the amount of $100,000 (the “Conditional Deposit”)  to escrow. Within two business days of the expiration or waiver of the Inspection Period, Purchaser will deposit an additional $300,000 (the “Final Deposit,” together with the Initial Deposit and the Conditional Deposit, the “Deposits”)  to escrow. The Deposits will be held in escrow and shall be applied to the Purchase Price at closing. Any interest accrued on the Deposits will benefit Purchaser and be applied towards the Purchase Price.

Purchaser shall deposit the remaining balance of the Purchase Price to escrow in immediately available funds not less than two business days prior to the closing. The closing shall occur on a mutually agreeable date no later than 30 days after the expiration of the Inspection Period (the “Closing Date”), provided that  if Purchaser has not satisfied the conditions precedent to close as of the Closing Date, Purchaser  may elect to extend the Closing Date by five business days after such conditions have been satisfied, but such extension may not be more than 60 days after the end of the inspection period. Closing costs associated with the Transaction will be prorated to both Company and Purchaser per the terms of the Purchase Agreement.

Purchaser, in his sole discretion, shall have the right to cancel the Purchase Agreement at any time up until 5:00 pm Hawaii Standard Time on the last day of the Inspection Period by giving the Company written notice. In the event Purchaser terminates the Purchase Agreement, the Deposits, together with any interest earned, less any incurred escrow fees and expenses, shall be refunded to the Purchaser and released from all further obligations and liabilities.

This Transaction aligns with the Company’s operational plan to sell non-strategic land parcels.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 19, 2024	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)