Form 10-Q
period 2024-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2024-11-14
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2024
Common Stock, $0.0001 par value	19,631,630 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

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

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited)

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,138	$5,700
Accounts receivable, net	1,534	1,166
Investments, current portion	2,982	2,671
Prepaid expenses and other assets	795	467
Total current assets	11,449	10,004

PROPERTY & EQUIPMENT, NET	17,061	16,059

OTHER ASSETS
Investments, noncurrent	119	464
Investment in joint venture	1,627	1,608
Deferred development costs	13,917	12,815
Other noncurrent assets	1,743	1,273
Total other assets	17,406	16,160
TOTAL ASSETS	$45,916	$42,223

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,293	$1,154
Payroll and employee benefits	631	502
Accrued retirement benefits, current portion	142	142
Deferred revenue, current portion	307	217
Long-term debt, current portion	85	-
Other current liabilities	548	465
Total current liabilities	4,006	2,480

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	1,485	1,550
Deferred revenue, noncurrent portion	1,267	1,367
Deposits	1,952	2,108
Line of credit	3,000	-
Long-term debt, noncurrent portion	189	-
Other noncurrent liabilities	27	14
Total long-term liabilities	7,920	5,039
TOTAL LIABILITIES	11,926	7,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,657,407 and 19,615,350 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	85,758	84,680
Additional paid-in-capital	14,026	10,538
Accumulated deficit	(59,101)	(53,617)
Accumulated other comprehensive loss	(6,693)	(6,897)
Total stockholders' equity	33,990	34,704
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,916	$42,223

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$-	$-
Leasing	2,729	1,931
Resort amenities and other	299	170
Total operating revenues	3,028	2,101

OPERATING COSTS AND EXPENSES
Land development and sales	237	108
Leasing	1,333	1,151
Resort amenities and other	251	201
General and administrative	1,158	938
Share-based compensation	2,094	700
Depreciation	187	192
Total operating costs and expenses	5,260	3,290

OPERATING LOSS	(2,232)	(1,189)

Other income	75	120
Pension and other post-retirement expenses	(78)	(121)
Interest expense	(2)	(2)
NET LOSS	$(2,237)	$(1,192)
Other comprehensive income - pension, net	68	83

TOTAL COMPREHENSIVE LOSS	$(2,169)	$(1,109)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.11)	$(0.06)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands except
	per share amounts)
OPERATING REVENUES
Land development and sales	$200	$19
Leasing	7,148	6,249
Resort amenities and other	805	604
Total operating revenues	8,153	6,872

OPERATING COSTS AND EXPENSES
Land development and sales	687	526
Leasing	3,447	2,984
Resort amenities and other	992	1,113
General and administrative	3,336	2,996
Share-based compensation	4,676	2,472
Depreciation	531	683
Total operating costs and expenses	13,669	10,774

OPERATING LOSS	(5,516)	(3,902)

Other income	271	598
Pension and other post-retirement expenses	(234)	(364)
Interest expense	(5)	(5)
NET LOSS	$(5,484)	$(3,673)
Other comprehensive income - pension, net	204	247

TOTAL COMPREHENSIVE LOSS	$(5,280)	$(3,426)

NET LOSS PER COMMON SHARE-BASIC	$(0.28)	$(0.19)
NET LOSS PER COMMON SHARE-DILUTED	$(0.27)	$(0.19)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023 (audited)	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	2,293			2,704
Vested restricted stock issued	21	356	(356)			-
Shares cancelled to pay tax liability	(4)	(78)				(78)
Other comprehensive income - pension					136	136
Net loss				(3,247)		(3,247)
Balance, June 30, 2024	19,650	$85,369	$12,475	$(56,864)	$(6,761)	$34,219

Share-based compensation			1,320			1,320
Restricted stock and options cancellation		258	372			630
Vested restricted stock issued	7	141	(141)			-
Shares cancelled to pay tax liability		(10)				(10)
Other comprehensive income - pension					68	68
Net loss				(2,237)		(2,237)
Balance, September 30, 2024	19,657	$85,758	$14,026	$(59,101)	$(6,693)	$33,990

Balance, December 31, 2022 (audited)	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation	67	620	1,429			2,049
Vested restricted stock issued	96	956	(956)			-
Shares cancelled to pay tax liability	(50)	(547)				(547)
Other comprehensive income - pension					164	164
Net loss				(2,481)		(2,481)
Balance, June 30, 2023	19,590	$84,421	$9,657	$(53,018)	$(8,103)	$32,957

Share-based compensation			611			611
Vested restricted stock issued	16	170	(170)			-
Shares cancelled to pay tax liability	(1)	(21)				(21)
Other comprehensive income - pension					83	83
Net loss				(1,192)		(1,192)
Balance, September 30, 2023	19,605	$84,570	$10,098	$(54,210)	$(8,020)	$32,438

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$147	$(197)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(2,635)	(872)
Contributions to investment in joint venture	(19)	-
Purchases of debt securities	(3,155)	(2,424)
Maturities of debt securities	3,189	2,323
NET CASH USED IN INVESTING ACTIVITIES	(2,620)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	3,000	-
Debt and common stock issuance costs and other	(89)	(568)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,911	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438	(1,738)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,700	8,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,138	$6,771

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.1 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2024 and 2023

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended September 30, 2024 and 2023. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Amortized cost and fair value of corporate debt securities at  September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$3,101	$3,135
Unrealized gains	9	4
Fair value	$3,110	$3,139

Maturities of debt securities at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024 (unaudited)		December 31, 2023 (audited)

	(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,982	$2,988	$2,671	$2,671
Greater than one year through five years	119	122	464	468
Fair value	$3,101	$3,110	$3,135	$3,139

The fair value of debt securities was measured using Level 2 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	PROPERTY & EQUIPMENT

Property and equipment, net at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)
Land	$5,052	$5,052
Land improvements	13,861	13,853
Buildings	23,105	22,869
Machinery and equipment	10,960	10,500
Construction in progress	829	-
Total property and equipment	53,807	52,274
Less accumulated depreciation	(36,746)	(36,215)
Property and equipment, net	$17,061	$16,059

Land

The Company holds approximately 22,400 acres of land. Most of this land was acquired between 1911 and 1932 and is carried in the Company’s balance sheets at cost. More than 20,900 acres are located in West Maui and are comprised of largely contiguous parcels which extend from the ocean to an elevation of approximately 5,700 feet. The West Maui landholdings include approximately 1,000 acres within Kapalua Resort, a master-planned, destination resort and residential community. Approximately 1,400 acres are located in Upcountry Maui in an area commonly known as Hali‘imaile and is mainly comprised of leased agricultural fields, commercial and light industrial properties.

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

Buildings

The Company holds approximately 247,000 square feet of leasable area on Maui. The buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort and in Haliimaile. A majority of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed at the Kapalua Resort in 2008 and used in the Company’s leasing operations.

Construction in Progress

Construction in progress is comprised of ongoing Kapalua Resort and Haliimaile projects, including renovations and improvements to buildings, warehouses and commercial assets.

5.	INVESTMENT IN JOINT VENTURE

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawaii limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 30 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was recognized as land development and sales operating revenues. However, after reevaluating the accounting treatment of the transaction, it was determined that the $1.6 million should have been presented as a nonoperating gain on the derecognition of the land rather than operating revenue. The Company does not consider the misclassification to be material and intends on restating the gain in the Company’s Annual Report on Form 10-K for fiscal year 2024, anticipated to be filed in March 2025. During the nine months ended September 30, 2024, the Company expensed $19,000 on behalf of BRE2 LLC which was recorded as an additional capital contribution to BRE2 LLC. According to terms of the Operating Agreement for BRE2 LLC, net proceeds from the sales of improved agricultural lots will be distributed when the funds are available for distribution. Although the Company holds a majority of the equity of BRE2 LLC, the Company does not control BRE2 LLC, and as a result, BRE2 LLC is presented in the Company’s financial statements using the equity method of accounting.

6.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.5 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.

Deferred club membership revenue

The Company operates the Kapalua Club, a private, non-equity club program providing members special programs, access and other privileges to certain of the amenities within the Kapalua Resort. Deferred revenues from membership dues received from the Kapalua Club are recognized on a straight-line basis over one year. Revenue recognized for each of the nine months ended September 30, 2024 and 2023 was $0.6 million.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $99,999 for each of the nine months ended September 30, 2024 and 2023.

7.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. At September 30, 2024, $12.0 million was available from our Credit Facility, as the Company borrowed $3,000,000 during the three months ended September 30, 2024. The Credit Facility provides options for revolving or term loan borrowing. Interest on loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing may be fixed at the Bank’s commercial loan rates using an interest rate swap option. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The outstanding balance of the Credit Facility was $3,000,000 at September 30, 2024 and zero at December 31, 2023. The Company was in compliance with Credit Facility at September 30, 2024.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$(63)	$(33)
Non-qualified retirement plans	1,690	1,725
Total	1,627	1,692
Less current portion	(142)	(142)
Non-current portion of accrued retirement benefits	$1,485	$1,550

The Company has a defined benefit pension plan (the “Defined Plan”), which covers many of its former bargaining unit employees and an unfunded non-qualified retirement plan (the “Non-qualified Plan”) covering nine former non-bargaining unit management employees and former executives. In 2009, the Non-qualified Plan was frozen, and in 2011, the pension benefits under the Defined Plan were frozen. All future vesting of additional benefits were discontinued effective in 2009 for the Non-qualified Plan and in 2011 for the Defined Plan. The Board of Directors (the “Board”) approved the termination of the Defined Plan and the Non-qualified Plan in 2023.

The net periodic benefit costs for pension and post-retirement benefits for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Interest cost	$184	$203	$552	$608
Expected return on plan assets	(174)	(165)	(522)	(491)
Amortization of net loss	68	83	204	247
Pension and other postretirement expenses	$78	$121	$234	$364

No contributions are required to be made to the Defined Plan in 2024.

9.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is comprised of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, which become final and binding unless a hearing is requested to contest the alleged violations and penalties.

The construction of additional leach fields and installation of a surface aerator, sludge removal system, and natural pond cover using water plants were completed in 2023. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared for and submitted to the Company on January 15, 2024, identifying various technical solutions that could be implemented to resolve the Order. The DOH agreed to defer the Order on February 15, 2024, as the Company continues to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The Company submitted a plan (the Plan) and proposed solution to resolve the Order on March 14, 2024. The Plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company continues to work with the DOH to coordinate the timing and approval of the Plan to implement the technical solution to resolve the Order. Meetings continue to be scheduled to provide status updates and progress being made towards resolution.

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

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing income subject to Accounting Standards Codification Topic 842 for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Minimum rentals	$1,083	$849	$3,105	$2,493
Percentage rentals	734	233	1,783	1,263
Licensing fees	67	188	136	706
Other	374	349	725	916
Total	$2,258	$1,619	$5,749	$5,378

11.	SHARE-BASED COMPENSATION

The Company’s directors and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan, as amended (the “Equity Plan”).

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

Options to purchase shares of the Company’s common stock under the Equity Plan were granted to directors and the Chief Executive Officer in 2024 and 2023. Stock option grants are valued at the commitment date, based on the fair value of the equity instruments, and recognized as share-based compensation expense on a straight-line basis over its respective vesting periods. The option agreements provide for accelerated vesting if there is a change in control in ownership.

The number of common shares subject to options granted in 2023 for annual board service, board committee service, and continued service of the Chairman of the Board are 250,000 shares, 78,000 shares, and 400,000, respectively. For annual board service and board committee service, the stock options granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the nine months ended September 30, 2024, 215,334 shares underlying the stock options granted to directors in 2023 for annual board and committee service vested. No shares underlying the 2023 stock option grants to directors remain unvested.

For continued board service of the Chairman, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 266,666 of unvested share options, or $0.8 million of unrecognized compensation cost, at September 30, 2024.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 400,000 shares of unvested share options, or $1.8 million of unrecognized compensation cost at September 30, 2024.

The number of common shares subject to options granted in 2024 for annual board service and board committee service were 312,500 and 87,000, respectively. These option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $22.25 per share. The fair value of these grants using the Black-Scholes option-pricing model was $8.87 per share based on an expected term of 5.25 years, expected volatility of 32.1%, and a risk-free rate of 4.40%. During the nine months ended September 30, 2024, 206,750 shares of stock options granted to directors in 2024 for annual board and committee service vested. There were 192,750 shares of unvested share options, or $1.7 million of unrecognized compensation cost at September 30, 2024.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of September 30, 2024. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $4.7 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. Included in these amounts were $1.6 million and $0.7 million of restricted common stock vested during the nine months ended September 30, 2024 and 2023, respectively, and $3.1 million and $1.4 million of stock options vested during the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation expense totaled $2.1 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Included in these amounts were $0.9 million and $0.1 million of restricted common stock vested during the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $0.6 million of stock options vested during the three months ended September 30, 2024 and 2023, respectively.

On August 5, 2024, R. Scot Sellers, a director and Chairman of the Board, Stephen M. Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and common stock grants. The Equity Plan was amended in February 2023 to increase the limit on the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of common stock that exceeded the 400,000 share limit. In February 2024, Mr. Randle received 28,511 shares of common stock that exceeded the 400,000 share limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel the common stock grants and options issued to him in 2023 amounting to 6,659 shares and 56,000 shares, respectively, and options and restricted shares issued in 2024 amounting to 3,124 shares and 56,000 shares, respectively. The cancellation of the options and common stock grants resulted in recognizing the remaining unvested awards of options and common stock grants immediately. In the third quarter of 2024, $631,000 was recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and common stock grants and $229,000 due to the cancellation of Mr. Randle’s common stock grants.

12.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at September 30, 2024, and December 31, 2023, respectively.

13.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive shares arise from non-vested restricted stock and non-qualified stock options granted under the Equity Plan. The treasury stock method is applied to determine the number of potentially dilutive shares.

Basic and diluted weighted-average shares outstanding were 19.7 million and 20.0 million for the three months ended September 30, 2024, respectively. Basic and diluted weighted-average shares were 19.6 million and 20.4 million for the nine months ended September 30, 2024, respectively.

14.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board. Reportable operating segments are as follows:

•	Land development and sales, which includes the planning, entitlement, development, and sale of real estate inventory;

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

The reportable segment data is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating Segment Revenues
Land development and sales	$-	$-	$200	$19
Leasing	2,729	1,931	7,148	6,249
Resort amenities and other	299	170	805	604
Total Operating Segment Revenues	$3,028	$2,101	$8,153	$6,872
Operating Segment Income
Land development and sales	$(237)	$(108)	$(487)	$(507)
Leasing	1,396	780	3,701	3,265
Resort amenities and other	48	(31)	(187)	(509)
Total Operating Segment Income	$1,207	$641	$3,027	$2,249

15.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the three and nine months ended September 30, 2024 is described in Note 11.

16.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 in Item 8 of the Annual Report. There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2024. Previous changes to the Company's significant accounting policies are included herein.

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (ASC Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

17.	SUBSEQUENT EVENTS

On October 22, 2024 the Company entered into a Memorandum of Agreement (the “Honokeana Agreement”) with the State of Hawai‘i Department of Transportation (“State”) to lease land and administer and manage the construction of improvements necessary to support temporary homes for individuals and families displaced by the Maui wildfires on August 8, 2023.

In furtherance of the Company’s stated mission to productively use its assets to meet the community’s critical needs, MLP agreed to lease approximately 50 acres of vacant land to the State in an area known as Honokeana, near Napili in Lahaina, Maui. The land will be leased to the State at no cost for five years, plus the duration of time necessary to construct the temporary homes. The land is a portion of a larger, 1,377-acre parcel owned by the Company.

The Honokeana Agreement provides the State will fund all costs to complete the project, including approximately $35,500,000 to complete the necessary horizontal improvements. The Company has agreed to administer and manage the construction of the horizontal improvements and, at the State’s election, the subsequent vertical improvements, at cost of which have yet to be estimated. The Company will provide its administration services to the State at its cost and will not directly profit from these services. After the end of the lease, the State will remove any vertical improvements unless MLP requests that specific improvements remain.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

We own and manage a diverse portfolio including over 22,400 acres of land on the island of Maui, Hawaii along with 247,000 square feet of commercial real estate. For over a century, we have built a legacy of authentic innovation through conservation, agriculture, community building and land management. Our current portfolio of assets includes unimproved land, entitled land allowing for various residential and mixed-use construction, and completed commercial properties.

In April 2023, a leadership transition was initiated by appointing a new Chief Executive Officer and new Chairman of the Board, both of whom are experienced in large scale real estate portfolio management including master planning, community building, and asset management. The strengthening of our team has continued through September 2024 with the addition of team members with localized experience including planning, engineering, permitting, community development, land and natural resource stewardship, and asset management.

To continue our over 100-year legacy, we are driven by a renewed mission to strategically maximize the use of our assets, resulting in added value to the Company and improved quality of life on Maui for future generations.

As a key initiative of the new leadership team, we have advanced efforts to maximize the productivity of our leasable land and commercial properties. At September 30, 2024, our commercial properties and land were occupied at the following levels:

Region	Commercial Property	Approx. Land Area (Acres)	Current Uses	Improvements in Process	Approx. Leasable Area (sf)	Leased Area at 9/30/24	Leased Area at 12/31/23	Variance
West Maui	Kapalua Resort Commercial	14	Resort mixed-use	Asset mgmt.	72,169	64,753	59,143	5,610
West Maui	Alaeloa Business Center	14	Agriculture Mixed-use	Asset mgmt.	40,050	39,150	17,080	22,070
Upcountry	Hali‘imaile Village Commercial	18	Light industrial, Commercial,	Asset mgmt.	135,109	108,234	101,553	6,681
Total Commercial Property Land Area		46		Total (sf)	247,328	212,137	177,776	34,361
					Occupancy	86%	72%	14%

Year to date, the team has increased commercial property occupancy from 72% to 86%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers.  This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years, as we reach stabilization and fund the near-term costs for tenant improvements and leasing costs inherent with new tenancies.

To enable the productive use of land for homes, businesses, farms, resort projects, or otherwise, we generally must make improvements to the land.  These improvements take the form of master planning, entitlements and zoning, subdivision into useful lot sizes, and the addition of infrastructure, enabling it to be placed into productive use. In 2024 we completed portfolio-wide strategic plans across all 22,400 acres to prioritize and guide actions of the Company in the forthcoming quarters.

Our strategic plan for land utilization aligns with our mission to meet the current and future needs of the community, in a significantly supply-constrained market. The plan identified four categories of improved and unimproved land actions as follows in the table below.

Category	Region	Property	Approximate Land Area (Acres)	Current Land Use/ Zoning	Improvements in process	# of Lots or Units
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	N/A - Complete	5 parcels
	Upcountry	Three Miscellaneous. Non-strategic properties	24	Miscellaneous	N/A - Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development with partner(s)	Upcountry	Baldwin Ranch Phase 2	31	Agriculture	N/A – By potential development partner	3 parcels
	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	TBD
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting	TBD
3. Unimproved Land - Property in active planning and improvements	West Maui	Honokeana Homes - State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 lots
	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning	Up to 639 lots
	West Maui	Kapalua area Agricultural Land	915	Agriculture	Planning	TBD
	West Maui	Honokeana area Agricultural Land	1,566	Agriculture	Planning	TBD
	Upcountry	Hali‘imaile Ranch Land	326	Agriculture	Planning	TBD
	Upcountry	Hali‘imaile Farm Land	328	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Kahana area Agricultural Land	3,136	Agriculture	Asset management	TBD
	West Maui	Honolua area Agricultural Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau area Agricultural Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Conservation management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Conservation management	TBD
	Upcountry	Hali‘imaile Pineapple Farm Land	759	Agriculture	Asset management	TBD
	Total Land Portfolio Area (acres)		22,425

As a result of this strategic planning effort, our team is underway with concurrent activities to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing.

Near-term sales revenues (1-3 years) may be anticipated from our remnant and non-strategic parcels for sale, along with improved land in active marketing for sale and/or development with partner(s).

Unimproved land in active planning and improvements will likely require three or more years before improvements are completed and revenue generation is realized. Funding for soft cost improvements, if not covered by our commercial properties and land leasing cashflow, will likely be provided by remnant non-strategic parcel sales and our revolving line of credit. As infrastructure and site improvement hard costs are warranted, capital will primarily be provided by project presale deposits and construction financing.

For the Honokeana Homes project, 50 acres will be leased to the State of Hawaii for up to seven years with no lease revenue. The State of Hawaii will fund the hard and soft costs to make horizontal improvements to the land and has set aside an initial $35.5 million for the project. The Company will administer the horizontal improvements utilizing third party contractors, on a cost recovery basis with no direct profit from the administrative work. If the State selects the Company to administer the home construction, the Company will similarly intend to do so on a cost recovery basis.

Unimproved land identified for long-term lease and ongoing asset management may be expected to be leased or licensed for diversified agricultural, conservation, and cultural uses for the next ten or more years. This land includes the Pu’u Kukui Watershed, which is over 8,600 acres and is actively managed to maximize rainfall capture and recharge of the aquifer which provides approximately 70% of the water consumed in West Maui.  As most of the agricultural land was irrigated, graded, and actively farmed in prior decades, it has high potential for productive agricultural use. The Company is focused on increasing the occupancy of these agricultural lands to improve productivity via economic activity and local food production.

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$3,028	$2,101	$8,153	$6,872
Segment operating costs and expenses	(1,821)	(1,460)	(5,126)	(4,623)
General and administrative	(1,158)	(938)	(3,336)	(2,996)
Share-based compensation	(2,094)	(700)	(4,676)	(2,472)
Depreciation	(187)	(192)	(531)	(683)
Operating loss	(2,232)	(1,189)	(5,516)	(3,902)
Other income	75	120	271	598
Pension and other postretirement expenses	(78)	(121)	(234)	(364)
Interest expense	(2)	(2)	(5)	(5)
Net loss	$(2,237)	(1,192)	$(5,484)	(3,673)

Net loss per Common Share - Basic	$(0.11)	$(0.06)	$(0.28)	$(0.19)
Net loss per Common Share - Diluted	$(0.11)	$(0.06)	$(0.27)	$(0.19)

LAND DEVELOPMENT AND SALES

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$-	$-	$200	$19
Operating costs and expenses	(237)	(108)	(687)	(526)
Operating loss	$(237)	$(108)	$(487)	$(507)

Land development and sales operating revenues include the sales of our real estate inventory. There was one sale of real estate during the nine months ended September 30, 2024 amounting to $200,000 for a land easement in West Maui and no sales of real estate during the nine months ended September 30, 2023. This is purposeful as the Company is evaluating its commercial assets and land holdings to determine the best utilization of its assets in West Maui and in Upcounty Maui in the town of Haliimaile to increase value.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve a five-year extension of a Special Management Area (SMA) permit issued by the County of Maui. We allowed the agreement to expire on April 11, 2023. The development plans for our real estate holdings remain subject to our review and evaluation. The Kapalua Central Resort project continues to be marketed for sale or development with partner(s) and the application for the SMA permit extension remains ongoing.

In December 2023, we contributed approximately 30-acres of land in Upcountry Maui, valued at $1.6 million, to BRE2 LLC, a joint venture between the Company and Stone Properties, for the development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was recognized as land development and sales operating revenues. However, after review, it was determined that the $1.6 million should have been presented as a gain on the derecognition of the land asset rather than operating revenue. This restatement in the treatment of the $1.6 million gain will be made in the Company’s Annual Report on Form 10-K for the fiscal year 2024, anticipated to be filed in March 2025. We anticipate sales of the ranch lots to total approximately $4.1 million, with approximately 50% constituting our share of the sales proceeds, which we expect to occur between the fourth quarter of 2024 to mid-2025.

Approximately $687,000 was spent towards real estate development expenditures during the nine months ended September 30, 2024 for development efforts both in West Maui and Haliimaile. Approximately $526,000 in development expenditures were made during the nine months ended September 30, 2023.

On August 14, 2024, the Company entered into a purchase agreement for the sale of an 11.883-acre parcel of land, located in Piiholo, Maui, Hawaii for $7.0 million. Pursuant to the terms of the purchase agreement, the purchaser elected to cancel the sale.  As a result, the Company did not recognize any revenue associated with the agreement and the 11.883-acre Piiholo parcel will be marketed for sale as a non-strategic land parcel.

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

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$2,729	$1,931	$7,148	$6,249
Operating costs and expenses	(1,333)	(1,151)	(3,447)	(2,984)
Operating income	$1,396	$780	$3,701	$3,265

Operating revenues from leasing activities for the three months ended September 30, 2024, were comprised primarily of $2.2 million from commercial, industrial, and agricultural leases, and the remaining $0.5 million was primarily comprised of $67,000 of licensing fees from our registered trademarks and trade names, $249,000 from potable and non-potable water system sales and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenue from leasing activities for the three months ended September 30, 2023, were primarily comprised of $1.3 million from commercial, industrial, and agricultural leases, and the remaining $0.6 million was comprised of $188,000 of licensing fees from our registered trademarks and trade names, $312,000 from potable and non-potable water system sales and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Puu Kukui Watershed.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui began to increase and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the occurrence of the devastating Maui wildfires on August 8, 2023. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $2.7 million of operating revenues from leasing activities for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023 is an indication that tourism and visitor traffic is returning to pre-pandemic levels. The increase in operating revenues at September 30, 2024 compared to September 30, 2023, is reflective of our efforts to re-tenant and re-merchandise the tenant mix in the three commercial centers owned by the Company in the Kapalua Resort, Haliimaile Town and the Alaeloa Business Park. New tenant leases are typically being executed with an initial free rent period to reflect current market rental rates.

The increase in leasing operating costs and expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, can be attributed to higher property maintenance costs for our commercial leasing portfolio properties, which had been deferred in prior years, hiring a property management and leasing firm to increase occupancy of our leasing portfolio, and the start-up costs and fees associated with our efforts to improve the tenant composition in our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Operating revenues	$299	$170	$805	$604
Operating costs and expenses	(251)	(201)	(992)	(1,113)
Operating income (loss)	$48	$(31)	$(187)	$(509)

Our resort amenities and other segment includes the operations of the Kapalua Club, a private, non-equity club that provides its members special programs and access and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities.

The increase in operating revenues for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to new memberships being sold for the first time since 2019.

Contracted fee expenses decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to decreased fees for access and utilization of amenities.

The Kapalua Club was restructured in 2023. Its revised policies and practices have been implemented to better align club dues and club expenses. The Kapalua Club began to accept new membership applications beginning late 2023.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the nine months ended September 30, 2024 amounted to $8.0 million, compared to $5.5 million for the nine months ended September 30, 2023.

Share-based compensation costs and share-based compensation for the nine months ended September 30, 2024 amounted to $4.7 million, compared to $2.5 million for the nine months ended September 30, 2023. The $2.2 million increase is attributable to option valuation expenses resulting from the options granted to our Chief Executive Officer in January 2024, options granted to our directors in May 2024, which were at a higher valuation from the options granted to directors in May 2023, and the options and shares cancellation that took place in August 2024. These differences are explained in the paragraphs below. Shared based compensation expenses for the nine months ended September 30, 2024 included options for the Chairman of the Board issued in March 2023, options issued to directors in May 2023, options issued to the Chief Executive Officer in January 2024, options issued to directors in May 2024, stock grants to directors in 2024, cancellations of certain stock grants and options in August 2024, and employees’ incentive share vesting. Share-based compensation expenses for the nine months ended September 30, 2023 included options for the Chairman of the Board issued in March 2023, options issued to directors in May 2023, employees’ incentive share vesting and incentive share vesting for the former Chief Executive Officer upon separation from the Company on March 31, 2023.

An option to purchase 400,000 shares of the Company’s common stock under the 2017 Equity and Incentive Award Plan (the Plan) was granted to the Company's Chief Executive Officer during the three months ended March 31, 2024, none of these options shares vested during this period. Additional information of the option issuance to the Chief Executive Officer is detailed in Note 11 of the financial statements. During the nine months ended September 30, 2024, 422,084 shares of stock options vested which were comprised of 82,000 option shares issued to directors in May 2023, 340,084 option shares issued to directors in May 2024 and 133,334 option shares issued to the Chairman of the Board in March 2023. During the nine months ended September 30, 2023, 164,000 option shares were vested under options issued to directors in March 2023.

On August 5, 2024, R. Scot Sellers, a director and Chairman of the Board, Stephen M. Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and common stock grants. The Equity Plan was amended in February 2023 to increase the limit on the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of common stock that exceeded the 400,000 share limit. In February 2024, Mr. Randle received 28,511 shares of common stock that exceeded the 400,000 share limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel the common stock grants and options issued to him in 2023 amounting to 6,659 shares and 56,000 shares, respectively, and options and restricted shares issued in 2024 amounting to 3,124 shares and 56,000 shares, respectively. The cancellation of the options and common stock grants resulted in recognizing the remaining unvested awards of options and common stock grants immediately. In the third quarter of 2024, $631,000 was recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and common stock grants and $229,000 due to the cancellation of Mr. Randle’s common stock grants.

OTHER INCOME

Other income of $0.3 million and $0.6 million was earned during the nine month period ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities. For the nine month period ended September 30, 2023, $0.4 million was earned interest on savings and dividends on an investment bond fund of varying maturities and $0.2 million was earned on a refund of captive insurance funds from a now defunct joint venture of the Company. The Company does not maintain nor possess any off-balance sheet financings nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $6.1 million and $5.7 million (audited) at September 30, 2024 and December 31, 2023, respectively.

We also had investments in a bond fund with varying maturities in the amount of $3.1 million at September 30, 2024 and December 31, 2023. Our investments consist of corporate bond securities maturing on various dates through November 2025. These bond investments yield approximately 3.4% at September 30, 2024. We intend to hold our bond securities until maturity.

At September 30, 2024, $12.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”), as the Company borrowed $3,000,000 during the three months ended September 30, 2024. The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined in the Credit Facility) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at September 30, 2024. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods.

Cash Flows

Net cash provided by our operating activities for the nine months ended September 30, 2024 was $0.1 million and net cash used in our operating activities was $0.2 million for the nine months ended September 30, 2023.

There was one sale of real estate during the nine months ended September 30, 2024 in the amount of $0.2 million for a land easement in West Maui and no sales of real estate during the nine months ended September 30, 2023.

Interest income earned from our money market and bond investments was $0.3 million for the nine months ended September 30, 2024, and $0.4 million for the nine months ended September 30, 2023.

The outstanding balance of our Credit Facility was $3,000,000 at September 30, 2024. There were no interest payments due on our Credit Facility during the nine months ended September 30, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the nine months ended September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 9, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three and nine months ended September 30, 2024, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 6.	EXHIBITS

10.1*	Agreement, dated October 22, 2024, by and between The State of Hawaii Department of Transportation and Maui Land & Pineapple Company, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page In Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 14, 2024	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)