Form 10-K/A
period 2023-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2025-02-20
CIK 63330

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
500 Office Road Lahaina, Maui, Hawaii 96761 (Address of principal executive offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

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

.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Report”) amends and restates certain items noted below in the Annual Report on Form 10-K of Maui Land & Pineapple Company, Inc. (the “Company”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Original Report”).

Background of Restatement

In connection with the filing of the Original Report, the Company received an SEC comment letter issued in the ordinary course of the SEC’s review of the Company’s periodic filings. The letter questioned the reporting of approximately $1.6 million in operating revenue in the Land Development and Sales business segment due to the value of a 30-acre parcel of land in Haliimaile, Hawaii, that the Company contributed as an equity contribution to the BRE2 LLC joint venture. Beginning in 2023, the Company committed to reviewing its approximately 23,300 acres of land to increase its productive use and unlock value for its stockholders. In alignment with this direction, the Company entered into the joint venture to develop the 30-acre parcel of land to be sold into custom house lots. Consistent with the Company’s prior practices of reporting parcel sales as a land holding company, the $1.6 million was reported as operating revenue as a non-cash land transaction with consideration.

In subsequent discussions and correspondence with the SEC, the Company concluded that the $1.6 million land contribution originally classified as operating revenue within the Land Development and Sales business segment should have been reported as a gain on the derecognition of a land asset rather than operating revenue. This error was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 14, 2024, and on Form 8-K filed with the SEC on January 10, 2025.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality, the Company and the Audit Committee (the “Audit Committee”) of the board of directors (the “Board”) of the Company initially concluded that the error was immaterial. On January 3, 2025, following receipt of a further comment letter, in which the SEC informed the Company it disagreed with its materiality conclusion, the Board, after discussions with senior management, Accuity LLP, the Company’s independent registered public accounts (“Accuity”), and outside counsel, concluded that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, should no longer be relied upon as a result of the error in recognition of operating revenue described above. This Amendment reflects the changes discussed above for the affected period and restates the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

The Board, Audit Committee and management have discussed with Accuity the matters disclosed in this Amended Report.

Effect of Restatement

In connection with the factors described above, this Amended Report includes restated consolidated financial statements (the “Restated Financial Statements”) as of and for the year ended December 31, 2023 (the “Affected Period”).

The Restated Financial Statements do not affect the Company’s previously reported consolidated balance sheets, consolidated statements of changes in stockholders’ equity, or consolidated statements of cash flows for the Affected Period. In addition, the Restated Financial Statements do not affect the Company’s net loss, basic or diluted earnings per share or any non-GAAP financial measures used by the Company to measure performance, generate operating plans or make strategic decisions for the allocation of capital, or compliance with the financial covenants contained in the Company’s outstanding debt instruments or any other material agreement.

See Note 1A to the Notes to the Consolidated Financial Statements of this Amended Report for additional information on the restatement and the related financial statement effects.

None of the error corrections are restatements that require recovery of incentive-based compensation received by the Company’s executive officers during any period preceding this Amended Report, because no incentive-based compensation based on the attainment, in whole or in part, of any financial measures included in the Company’s financial statements was implicated.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2023, and its internal control over financial reporting was not effective as of December 31, 2023, due to the following material weakness. Specifically, there was a lack of an effectively designed control over proper accounting treatment of the Company’s investment in a joint venture. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

Items Amended in this Amendment

For the convenience of the reader, this Amended Report presents the Original Report in its entirety, subject to the changes described below.

The Company is filing this Amended Report in order to amend the following items of the Original Report:

●	Part I, Item 1, Business

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8, Financial Statements and Supplementary Data

●	Part II, Item 9A, Controls and Procedures

●	Part IV, Item 15, Exhibits and Financial Statement Schedules

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

●	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets;
●	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness prior to its maturity dates;
●	security incidents through cyber-attacks or intrusions on our information systems;
●	our remote location in Hawai‘i apart from the mainland United States;
●	our ability to successfully compete with other developers of real estate in Maui;
●	our insurance coverages may be inadequate to cover catastrophic losses;
●	unauthorized use of our trademarks could negatively impact our business;
●	our ability to comply with funding requirements of employee retirement plans;
●	our ability to maintain effective internal control over financial reporting; and
●	changes in U.S. accounting standards may adversely impact us.

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

We did not have any revenues from our Real Estate segment for the year ended December 31, 2023.

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

West Maui - Kapalua Resort:

We began development of the Kapalua Resort in the early 1970s. Today, the Kapalua Resort is an internationally recognized world-class destination resort, beach, golf and residential community. We presently have entitlements to develop a variety of projects in the Kapalua Resort. Three projects that are currently in various stages of planning include Kapalua Central Resort, Kapalua Mauka, and Kapalua Makai.

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

In December 2023, we contributed approximately 30-acres of land in Haliimaile Town, valued at $1.6 million, to BRE2 LLC, a joint venture with Stone Properties, a Maui based developer, for the development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was initially recognized as land development and sales operating revenues. However, after review, it was determined that the $1.6 million should have been presented as a gain on the derecognition of the land asset rather than operating revenues. This restatement in the treatment of the $1.6 million gain has been made in this Amended Report. We anticipate sales of the ranch lots to total approximately $4.1 million, with approximately 50% constituting our share of the sales proceeds, which we expect to occur between the fourth quarter of 2024 to mid-2025.

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

Revenues from our Leasing segment totaled $8.5 million, or approximately 91% of our total operating revenues for the year ended December 31, 2023.

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

Revenues from our Resort Amenities segment totaled $0.8 million, or approximately 9% of our total operating revenues for the year ended December 31, 2023.

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

We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control.

As discussed in the “Explanatory Note” above, on January 3, 2025, the Company and the Audit Committee determined that our previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, should no longer be relied upon due to an error in the recognition of operating revenue. As a result of this error, we have concluded that there was a material weakness related to a lack of an effectively designed control over the accounting treatment of an investment in a joint venture and the related revenue recognition. For further discussion of the material weakness identified and the remediation thereof, see Part II, Item 9A. Controls and Procedures.

We can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In the future, our internal controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements, and there is risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In either case, there could be an adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

On December 31, 2018, the State of Hawai‘i Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to our Upcountry Maui wastewater treatment facility. The facility was built in the 1960s to serve approximately 200 single-family homes developed for workers in our former agricultural operations. The facility is made up of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and improvements to the wastewater treatment plant.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2023 and 2022

CONSOLIDATED

	Years Ended December 31,

	2023	2022
	(As Restated)
	(in thousands except share amounts)

Operating revenues	$9,289	$20,960
Segment operating costs and expenses	(6,547)	(6,171)
General and administrative	(3,998)	(2,795)
Share-based compensation	(2,846)	(1,278)
Depreciation	(869)	(1,109)
Operating (loss) income	(4,971)	9,607
Gain from dercognition of nonfinancial asset	1,626	-
Other income	707	71
Pension and other postretirement expenses	(436)	(7,885)
Interest expense	(6)	(6)
Net Income (Loss)	$(3,080)	1,787

Net loss per Common Share - Basic	$(0.15)	$0.09

LAND DEVELOPMENT AND SALES

	Years Ended December 31,

	2023	2022
	(As Restated)
	(in thousands)

Operating revenues	$-	$11,600
Operating costs and expenses	(595)	(1,026)
Operating loss	$(595)	$10,574

Real estate operating revenues include the sales of our real estate inventory. The decrease in our consolidated operating income for the year ended December 31, 2023 compared to year ended December 31, 2022 was attributed to decreased sales of real estate inventory during the year.

In December 2023, we contributed approximately 30 acres of land in Upcountry Maui, valued at $1.6 million to BRE2 LLC, a joint venture between the Company and Stone Properties for development and sales of ranch lots. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was initially recognized as land development and sales operating revenues. However, after review, it was determined that the $1.6 million should have been presented as a non-operating gain on the derecognition of the nonfinancial asset on the consolidated statement of operations. This restatement in the treatment of the $1.6 million gain has been made this Amended Report. We anticipate sales of the ranch lots to be approximately $4.1 million, and with approximately $2.2 million being our share of sales proceeds, which we expect to occur in late 2024 to mid-2025.

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

•

Investments in joint ventures will be evaluated to determine the method of reporting the joint venture via the equity method or consolidated into the Company’s consolidated financial statements in accordance with accounting guidance for joint ventures and taking into consideration the structure and terms of the organizational documents and any agreements among equity owners governing the joint venture.

•

The accounting and reporting of land assets sold or contributed to joint ventures as operating revenues or as a non-operating gain on the derecognition of a land asset will be evaluated in accordance with accounting guidance.

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

Correction of Misstatement

As discussed in Note 1A to the consolidated financial statements, the accompanying 2023 financial statements have been restated to correct a misstatement.

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

Significant judgment is exercised by management in determining revenue recognition for these customer agreements, and may include the following:

●

Determination of whether agreements entered into by the Company would be assessed under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or other topics, including Topic 610, Other Income, and Topic 842, Leases.

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

●

For significant agreements, we obtained and read the agreements; evaluated management’s assumptions used to identify appropriate contracts with customers, identify performance obligations and stand-alone prices for each distinct performance obligation, identify unique contract terms that may impact the timing and amount of revenue recognized, and identify the pattern of delivery; and examined the appropriateness of management’s application of accounting policies in accordance with ASC Topics 606, 610 and 842.

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

●	We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party actuarial specialists engaged by management.

●	We evaluated management specialists’ reports related to accrued retirement benefits for accuracy and reasonableness.

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

Honolulu, Hawaii
February 19, 2025

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

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31 ,
	2023	2022
	(As Restated)
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$-	$11,600
Leasing	8,461	8,513
Resort amenities and other	828	847
Total operating revenues	9,289	20,960

OPERATING COSTS AND EXPENSES
Land development and sales	595	1,026
Leasing	4,420	3,598
Resort amenities and other	1,532	1,547
General and administrative	3,998	2,795
Share-based compensation	2,846	1,278
Depreciation	869	1,109
Total operating costs and expenses	14,260	11,353

OPERATING INCOME (LOSS)	(4,971)	9,607

Gain from dercognition of nonfinancial asset	1,626	-
Other income	707	71
Pension and other post-retirement expenses	(436)	(7,885)
Interest expense	(6)	(6)
NET INCOME (LOSS)	$(3,080)	$1,787
Other comprehensive income - pension, net	1,370	7,381

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,710)	$9,168

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.15)	$0.09

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

Resort Amenities:	We manage the operations of the Kapalua Club, a private, non-equity club program providing our members special programs, access, and other privileges at certain amenities at the Kapalua Resort.

1A.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Original Report”), the Company identified and corrected an error related to the reporting of approximately $1.6 million in operating revenues in the Land Development and Sales segment due to the value of a 30-acre parcel of land in Haliimaile, Hawaii, that the Company contributed as an equity contribution to the BRE2 LLC joint venture.

The Company evaluated guidance from ASC 610-20-15 and 610-20-25 and determined that the recognition of the transfer of nonfinancial assets as a gain would be appropriate in accordance with the application of guidance in Topic 810 on consolidation and Topic 606 on revenue from contracts with customers.

On January 3, 2025, the Company's management and the Company's Board of Directors concluded that the previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, should be restated. This Amendment No. 1 on Form 10-K/A (the “Amended Report”) includes the restated audited financial statements as of and for the year ended December 31, 2023.

The table below sets forth the consolidated statements of operations and comprehensive income (loss), including the balances originally reported and the restated balances as of December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated

	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$1,626	$(1,626)	$-
Leasing	8,461	-	8,461
Resort amenities and other	828	-	828
Total operating revenues	10,915	(1,626)	9,289

OPERATING COSTS AND EXPENSES
Land development and sales	595	-	595
Leasing	4,420	-	4,420
Resort amenities and other	1,532	-	1,532
General and administrative	3,998	-	3,998
Share-based compensation	2,846	-	2,846
Depreciation	869	-	869
Total operating costs and expenses	14,260	-	14,260

OPERATING LOSS	(3,345)	(1,626)	(4,971)

Gain from dercognition of nonfinancial asset	-	1,626	1,626
Other income	707	-	707
Pension and other post-retirement expenses	(436)	-	(436)
Interest expense	(6)	-	(6)
NET LOSS	$(3,080)	-	$(3,080)
Other comprehensive income - pension, net	1,370	-	1,370

TOTAL COMPREHENSIVE LOSS	$(1,710)	-	$(1,710)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.15)	-	$(0.15)

This restatement had no impact on the consolidated statement of balance sheet at December 31, 2023, and on the consolidated statements of changes in stockholders’ equity and on the consolidated statements of cash flows for the year ended December 31, 2023. In addition, the restatement did not have a financial impact on the Company’s net loss, or basic or diluted earnings per share originally reported in the Original Report.

In addition to the restated consolidated financial statements, the information contained in Notes 5 and 13 have been restated.

1B.	SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT IN JOINT VENTURES

As the Company does not have controlling interest, the investment in the joint venture is accounted for under the equity method of accounting. The initial capital contribution of assets to the joint venture was recorded at fair value.

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

Revenues from the Company’s land development and sales segment consist of sales of real estate. Revenues from sales of real estate are recognized in the period in which sufficient cash has been received, collection of the balance is reasonably assured, performance obligations have been performed and risks of ownership have passed to the buyer.

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

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted approximately 30 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. Net proceeds from the sales of improved agricultural lots will be distributed according to terms of the joint venture agreement. There were no proceeds from the transaction as the land was an equity contribution to the joint venture and was originally recognized as land development and sales operating revenues. However, after review, it was determined that the $1.6 million should have been presented as a gain on the derecognition of the land asset rather than operating revenues. This restatement in the treatment of the $1.6 million gain has been made in this Amended Report.

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

The Company had two defined benefit pension plans which covered substantially all former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. The Company merged the two defined benefit pension plans to streamline the administration of the frozen plan in 2018. The Company also has an unfunded non-qualified retirement plan covering nine of its former employees. The non-qualified retirement plan was frozen in 2009, and future vesting of additional benefits was discontinued.

In November 2022, the Company signed a purchase agreement with an insurer to annuitize the scheduled pension payments of 167 participants currently receiving benefits. Approximately $14.5 million was paid to the insurer from plan assets for the group annuity contract.

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for the years ended December 31, 2023, and 2022, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2023 and 2022 were as follows:

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

Level 1 assets are priced using quotes for trades occurring in active markets for the identical asset. Level 2 assets are priced using observable inputs for the asset (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs). Net asset values (“NAV”) of ACIT funds included in Level 2 are readily determinable, measured daily and based on the fair value of each fund’s underlying investments. For certain ACIT funds, NAV is used as a practical expedient to estimate fair value and is not categorized in the fair value hierarchy. These funds determine NAV based on the fair value of its underlying investments on a monthly or quarterly basis and have redemption restrictions. Redemptions may be requested at the fund’s quarter-end NAV under the notification requirements of each fund, including a 105-day notice.

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

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2023, and 2022, respectively.

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematicide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $22,000 and $21,000 for the reimbursement of filtration and maintenance costs during the years ending December 31, 2023, and 2022, respectively. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded as the Company is unable to estimate the amount, or range of amounts, of any probable liability, if any.

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

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the lease agreement. There are no agreements allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the years ended December 31, 2023, and 2022 were as follows:

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

The Company recognized rent expense from operating leases of $34,000 and $49,000 for the years ended December 31, 2023, and 2022, respectively. A right-of-use asset was recorded in Other current assets and the related lease liability in Other current liabilities. The present value of remaining contractual payments related to operating leases were $23,000 and $53,000 at December 31, 2023 and 2022, respectively.

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

For annual board service and board committee service, stock option grants have a contractual period of ten years and vest quarterly over 12 months. The exercise price per share is based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the year ended  December 31, 2023, 0.3 million of stock options vested and none were exercised or forfeited. There were 0.1 million of unvested share options, or $0.3 million of unrecognized compensation cost, related to annual board services and board committee services at December 31, 2023.

For continued service of the Board's Chairman, the stock option grant has a contractual period of ten years and vests annually as follows: 0.1 million shares on June 1, 2024, 0.1 million shares on June 1, 2025, and 0.1 million shares on June 1, 2026. The exercise price per share is based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of the grant using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 0.4 million of unvested share options, or $1.2 million or unrecognized compensation cost, related to the continued service of the Board's Chairman at December 31, 2023.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior, Management does not anticipate future forfeitures to be material. The Company does not currently issue dividends.

Share-based compensation expense totaled $2.8 million and $1.3 million for the years ended December 31, 2023, and 2022, respectively. Included in these amounts were $1.2 million and $0.9 million of restricted common stock vested during the years ended December 31, 2023, and 2022, respectively, and $1.4 million of stock options vested during the year ended December 31, 2023.

In January 2024, an option to purchase 0.4 million shares of the Company’s common stock under the Equity Plan was granted to the Company's CEO. The stock option grant has a contractual period of ten years and vests annually as follows: 0.1 million shares on January 1, 2025, 0.1 million shares on January 1, 2026, and 0.1 million shares on January 1, 2027. The exercise price per share is based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024, based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%.

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

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2023, and 2022 were as follows:

	2023	2022
	(in thousands)

Federal income tax expense (benefit) at statutory rate	$(647)	$375
Adjusted for:
Permanent differences	99	86
Valuation allowance	548	(461)
Income tax expense (benefit)	$-	$-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2023, and 2022:

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

Valuation allowances at December 31, 2023, and 2022 have been established to reduce future tax benefits not expected to be realized. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017, are limited by the TCJA but do not expire. At December 31, 2023, the Company had approximately $67.5 million in federal NOL carryforwards and approximately $81.4 million in state NOL carryforwards expiring from 2030 through 2034. The Company also had approximately $8.3 million in federal and state NOL carryforwards at December 31, 2023, that do not expire.

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

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2023 and 2022 (in thousands) were as follows:

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

2023 (As Restated)
Operating revenues	$-	$8,461	$828	$-	$9,289
Operating costs and expenses	(595)	(4,420)	(1,532)	-	(6,547)
Depreciation expense	-	(861)	-	(8)	(869)
General and administrative expenses	(908)	(456)	(393)	(5,087)	(6,844)
Operating income (loss)	(1,503)	2,724	(1,097)	(5,095)	(4,971)
Pension and other postretirement expenses					(436)
Interest expense					(6)
Gain from dercognition of nonfinancial asset					1,626
Other income					707
Income from continuing operations					(3,080)

Capital expenditures	$200	$619	-	-	$819
Assets (3)(4)	$17,102	$14,489	$1,018	$9,614	$42,223

	Land Development and		Resort
	Sales	Leasing	Amenities	Other	Consolidated
2022
Operating revenues (1)	$11,600	$8,513	$847	$-	$20,960
Operating costs and expenses	(1,026)	(3,598)	(1,547)	-	(6,171)
Depreciation expense	-	(1,101)	-	(8)	(1,109)
General and administrative expenses	(1,068)	(1,141)	(496)	(1,368)	(4,073)
Operating income (loss)	9,506	2,673	(1,196)	(1,376)	9,607
Pension and other post-retirement expenses					(7,885)
Interest expense					(6)
Other income					71
Income from continuing operations					$1,787

Capital expenditures (2)	$33	$-	$-	$-	$33
Assets (3)	$15,274	$13,586	$815	$12,731	$42,406

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States
(4)	The Land Development and Sales segment includes a $1.6 million equity method investment

14.	RESERVES

Allowance for credit losses for 2023 and 2022 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
	(in thousands)
Allowance for Credit Losses
2023	$177	$341	$518
2022	$154	$23	$177

15.	SUBSEQUENT EVENTS

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

On August 14, 2024 (the “Effective Date”), the Company entered into a Purchase Sales Agreement (the “Purchase Agreement”) for the sale and purchase of land with Shawn Sims and/or his permitted assignees (the “Purchaser”), pursuant to which MLP agreed to sell to Purchaser and Purchaser agreed to purchase from MLP an 11.883-acre parcel of land, including the associated easements and infrastructure improvements, located in Piiholo, Maui, Hawaii (the “Property”). The purchase price for the Property was $7,000,000 (the “Purchase Price”). Pursuant to the terms of the Purchase Agreement, within three business days from the Effective Date, Purchaser made an initial cash deposit in the amount of $300,000 (the “Initial Deposit”) to escrow. The Purchaser was permitted a 30-day inspection period (the “Inspection Period”), which the Purchaser had the option to extend by an additional 30-days upon written notice to the Company. Purchaser, in his sole discretion, had the right to cancel the Purchase Agreement at any time up until 5:00 pm Hawaii Standard Time on the last day of the Inspection Period. On September 25, 2024, the Company was notified in writing that the Purchaser elected to cancel the Purchase Agreement. Accordingly, the Company refunded the Initial Deposit, currently being held in escrow, to the Purchaser. The 11.883-acre Piiholo parcel will be marketed for sale as this aligns with the Company’s operational plan to sell non-strategic land parcels.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time our Annual Report on From 10-K for the year ended December 31, 2023, was filed on March 28, 2024, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

Subsequent to the evaluation presented in our Original Report, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting described below in “Management’s Annual Report on Internal Control Over Financial Reporting (Restated)”. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Restated)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On March 28, 2024, we filed the Original Report. At the time, our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2023. Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to a material weakness related to a lack of an effectively designed control over the accounting treatment of an investment in a joint venture and the related revenue recognition. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2023. Accordingly, management has restated its report on internal control over financial reporting.

REMEDIATION PLAN FOR THE MATERIAL WEAKNESS

In order to remediate the material weakness, the Company’s management plans to enhance the design of its control over the accounting treatment of investments in joint ventures. The material weakness cannot be considered remediated until the newly designed control operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

a)

1.

Financial Statements. The following financial statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

2.	Financial Statements schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii Corporation, into Maui Land & Pineapple, Inc., a Delaware Corporation	8-K	001-06510	2.1	7/20/2022
3.1	State of Delaware Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation Pursuant to Section 265 of the Delaware General Corporation Law	8-K	001-06510	3.1	7/20/2022
3.2	Certificate of Incorporation of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.2	7/20/2022
3.3	Bylaws of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.3	7/20/2022
4.1	Description of Capital Stock	S-8	333-273009	4.1	6/28/2023
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3#	Amendment to Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/31/2023
10.4	Loan Agreement, by and between the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.5	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.6	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.7	Fourth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 23, 2021	10-K	001-06510	10.6	3/01/2022
10.8	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022	10-Q	001-06510	10.1	8/11/2022
10.9#	Stock Option Grant to Chairman of the Board	10-Q	001-06510	10.1	8/18/2023
10.10#	Form of Stock Option Grant to Directors for Board Service and Committee Service	10-Q	001-06510	10.2	8/18/2023
10.11#	Form of Restricted Stock Award Agreement	10-K	001-06510	10.11	3/28/2024

21.1	Subsidiaries of the Company	10-K	001-06510	21.1	3/28/2024
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 28, 2024					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	InlineXBRL Taxonomy Extension Calculation document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	InlineXBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document					X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2025.

MAUI LAND & PINEAPPLE COMPANY, INC.

By:	/s/ Race Randle
Race Randle Chief Executive Officer

Pursuant to the requirements of the Exchange Act, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Race Randle	Date: February 19, 2025
Race Randle, Chief Executive Officer (Principal Executive Officer)

By	/s/ Scot Sellers	Date: February 19, 2025
Scot Sellers, Chairman of the Board

By	/s/ Stephen M. Case	Date: February 19, 2025
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date: February 19, 2025
Anthony P. Takitani, Director

By	/s/ Glyn F. Aeppel	Date: February 19, 2025
Glyn F. Aeppel, Director

By	/s/ Ken Ota	Date: February 19, 2025
Ken Ota, Director

By	/s/ Catherine Ngo	Date: February 19, 2025
Catherine Ngo, Director

By	/s/ John M. Sabin	Date: February 19, 2025
John M. Sabin, Director

By	/s/ Wade K. Kodama	Date: February 19, 2025
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)