Form 10-K
period 2024-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2025-03-31
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$166,089,508 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2024)	19,742,784 (Number of shares of common stock outstanding at March 27, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”), filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission (“SEC”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this Annual Report and can be identified by words such as “anticipate,” “believe,” “continue” or “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” or “would,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties impacted by various factors, including the following, without limitation:

●

the occurrence of natural disasters such as the Maui wildfires that occurred on August 8, 2023, changes in weather conditions, or threats of the spread of contagious diseases, such as the COVID-19 pandemic and its variants;

●	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

●	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;

●	risks associated with real estate investments, including demand for real estate and tourism in Hawai‘i and Maui;

●	security incidents through cyber-attacks or intrusions on our information systems;

●	our ability to complete land development projects within forecasted time and budget expectations;

●	our ability to obtain required land use entitlements at reasonable costs;

●	our ability to compete with other developers of real estate on Maui;

●	risks associated with joint ventures

●	potential liabilities and obligations under various federal, state, and local environmental regulations;

●	our ability to cover catastrophic losses in excess of insurance coverages;

●	unauthorized use of our trademarks could negatively impact our business;

●	our ability to establish and maintain effective internal controls over financial reporting;

●	our ability to comply with funding requirements of our retirement plans;

●	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

●	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, sale of equity, or at all;

●	Risks related to our common stock, including stock price volatility, low trading volume and affiliate ownership; and

●	changes in U.S. accounting standards adversely impacting us.

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

We own approximately 22,300 acres of land and 247,000 square feet of commercial property on the island of Maui, Hawai‘i which we put into productive use by planning, managing, developing, and selling residential, resort, commercial, agricultural, and industrial real estate through three business segments:

Land Development & Sales:	Our land development and sales operations consist of land planning and entitlement, development, development related construction, and sales activities.

Leasing:

Our leasing operations include commercial, agricultural, and industrial land and property leases, licensing of our registered trademarks and trade names, management of potable and non-potable water systems in West and Upcountry Maui, and stewardship of conservation areas.

Resort Amenities:

Our resort amenities operations include the operations of the Kapalua Club, a private, non-equity club, providing its members special programs, access, and other privileges at certain amenities in the Kapalua Resort.

For additional information and operating results related to the above business segments refer to the section entitled “Business Segments” in this Item 1 and in Note 13 to our financial statements set forth in Item 8 of this Annual Report.

Business Segments

Land Development and Sales

Our Land Development and Sales segment includes all land planning, entitlement, development, and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The following is a summary of our landholdings in approximate number of acres as of December 31, 2024:

	West Maui	Upcountry Maui	Total
Commercial/Industrial	19	-	19
Residential/Resort/Mixed-use	866	-	866
Agricultural	8,871	1,485	10,356
Conservation/watershed	11,045	-	11,045
Total	20,801	1,485	22,286

Revenues from our Land Development and Sales segment totaled approximately $520,000, or 5% of our total operating revenues for the year ended December 31, 2024.

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

In 2024, under new leadership, our primary activities in this segment focused on the marketing and sale of non-strategic parcels and initiating the development of active projects. In addition to strategic planning of our entire asset portfolio, we have approximately 7,985 acres of land on Maui that are in various stages of active planning and development process. The following is a summary of our active land development projects as of December 31, 2024:

	Approximate	Zoned for	Approximate Project
Location/Project	Number of Acres	Planned Use	Start/End Dates
Upcountry Maui - Baldwin Ranch Estates Phase 2 (JV)	31	Yes	2024-2025
West Maui - Kapalua Resort - Makai	37	Yes	2024-2034
West Maui - Kapalua Resort - Central	46	Yes	2024-2031
West Maui - Kapalua Resort - Mauka	927	Yes	2024-2034
West Maui - State Temporary Housing	50	Yes	2024-2026
Upcountry Maui - Hali'imaile Ranch	325	Yes	2024-2031
West Maui - Honokeana Farms	1,503	Yes	2024-2033
West Maui - Kapalua Ranch	915	Yes	2025-2030
Upcountry Maui - Hali‘imaile Farms	757	Yes	2025-2034
West Maui - Kahana Farms	3,046	Yes	2025-2036
Upcountry Maui - Hali‘imaile Farm Land	348	Yes	2025-2035
Total	7,985

We are engaged in planning, permitting and entitlement activities of real estate development projects, and we intend to proceed with construction and sales of the following projects, among others, when internal and external factors permit:

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

Kapalua Makai is a 37-acre project of the Kapalua Resort which is located adjacent to Honokahua Bay, also known as DT Fleming Beach Park. The land has State and County land use entitlements to deliver up to up to 573 residences, 349 hotel units, and new commercial and/or resort amenities.  As of this filing, planning efforts are in process the project.

Kapalua Central Resort is a commercial town center and residential community located in the heart of the Kapalua Resort. It is comprised of 46 acres and State and County land use entitlements have been secured for this project. The project is currently planned to include up to 196 residential units and 61,000 square feet of commercial space. In December 2021, we entered into an agreement to sell the Kapalua Central Resort property for $40.0 million. On April 11, 2023, we regained control of the project from the buyer. We are currently processing an extension of a Special Management Area (“SMA”) permit issued by the County of Maui. We are actively working with our consultants and engaging with the community in preparation for the permit extension, which is anticipated to occur in 2025 or 2026.

Kapalua Mauka was master planned and entitled in 2008 as a luxury single-family residential neighborhood within Kapalua Resort. The property is located directly upslope of the existing resort development. The first phase of Kapalua Mauka, consisting of 51 residential lots, was subdivided, sold to a developer, and has since been completed. The remaining project area encompasses approximately 930 acres of land and has State and County land use entitlements to deliver up to 639 single-family homes, resort amenities, and an additional golf course or recreational space. As of this filing, planning and pre-development efforts are underway for the project.

Upcountry Maui - Hali'imaile Town:

Hali‘imaile is an existing town located in Upcountry Maui, adjacent to historic Makawao Town. We own approximately 1,485 acres in Hali‘imaile zoned for agriculture, light industrial, and business. The majority of this land is in the federal Tax Cuts and Jobs Act (“TCJA”) Opportunity Zone.  Our landholdings include 290 acres classified for growth potential as “Small Town” in the long-range County of Maui Island Plan. As of this filing, we are underway with development activities including planning, design, and subdivision for all land in Hali‘imaile.

In December 2023, we entered into a joint venture, BRE2 LLC, with Stone Properties, a Maui based developer. The joint venture developed approximately 31 acres in Hali‘imaile Town into two ranch lots. The LLC sold one ranch lot during the year ended December 31, 2024. The second ranch lot sold and closed in February 2025.

As we develop these and other strategic projects, we expect to finance pre-development costs with operating revenues, proceeds from non-strategic land sales, debt financing, capital from joint venture partners, other sources, or a combination of these methods.

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

Leasing

Our Leasing segment includes commercial, industrial, and agricultural leases of land and property, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and grants related to watershed stewardship and conservation efforts.

Revenues from our Leasing segment totaled $9.6 million, or approximately 83% of our total operating revenues for the year ended December 31, 2024.

Commercial and Industrial Leases – We are the owner and lessor of approximately 247,328 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial, retail and industrial leases as of December 31, 2024:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	72,169	85%	2025-2032
Other West Maui	40,050	98%	2025-2034
Upcountry Maui	135,109	82%	2025-2032

Agricultural Leases – We own, market, and lease approximately 10,300 acres of diversified agriculture, ranching, renewable energy, eco tours, and activities in West and Upcountry Maui.

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

Our Leasing segment is highly sensitive to economic conditions, including tourism and consumer spending levels, and faces substantial competition from other property owners in both Maui and Hawai‘i as a whole. The amount of rainfall and the level of development in the Kapalua Resort area also affect the demand and associated availability for our potable and non-potable water.

Resort Amenities

Our Resort Amenities segment includes the operations of the Kapalua Club, a private, non-equity club providing its members special programs, access and other privileges at certain amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses.

Revenues from our Resort Amenities segment totaled $1.4 million, or approximately 12% of our total operating revenues for the year ended December 31, 2024.

The Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawai‘i.

Employees

As of December 31, 2024, we had fifteen employees, fifteen of which were full-time employees. None of our employees are members of a collective bargaining group.

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees. We also utilize an ethics reporting email and voice system which is monitored by the Audit Committee of the Board of Directors (“the Board”). Our Code of Business Conduct and Ethics is available on our website at www.mauiland.com under the Investor section of the website.  We will promptly disclose on our website the nature of any amendment to, or waiver or implicit waiver from, our Code of Business Conduct and Ethics that applies to any principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

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

We have a defined benefit pension plan which was frozen with respect to benefits and the addition of participants in 2011. The Board approved the termination of the Defined Plan and the Non-qualified Plan in 2023. The funded status and our ability to satisfy the future obligations of the plan is affected by, among other things, changes in interest rates, returns from plan asset investments, and actuarial assumptions including the life expectancies of the plan’s participants. If we are unable to adequately fund or meet our future obligations with respect to the plan, our business, financial condition and results of operations may be adversely affected.

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

During the year ended December 31, 2024, the low and high share prices of our common stock ranged from $16.43 to $26.01. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this Annual Report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

Affiliates of our company owned, in the aggregate, a majority of our outstanding shares at December 31, 2024. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2024 was approximately 19,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Governance

Our Board oversees the Company’s cybersecurity risk management as part of its general oversight function. The Audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee periodically reports to the Board regarding the committee’s oversight of cybersecurity risk matters.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Manager, who has twenty-five years of experience in cybersecurity, networking and system engineering.

Item 2.	PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low-cost basis. The following is a summary of the approximate acreage of our landholdings as of December 31, 2024:

Acres
West Maui	20,801
Upcountry Maui	1,485
Total	22,286

Our West Maui landholdings are comprised of several, largely contiguous parcels that extend from the sea to the top of the second largest mountain on Maui, at an elevation of approximately 5,700 feet. It includes approximately 900 acres of land entitled for commercial, residential, hotel, or other mixed-use development within the Kapalua Resort. Leasing revenue is generated from restaurants, retail outlets, office buildings, warehouses, and other resort activities. The remaining lands consist of former pineapple fields, gulches, undeveloped coastal and forest areas, and our 9,000-acre conservation watershed preserve. These properties generate leasing revenue from agricultural and industrial leases, management of water systems, sales of potable and non-potable water, and stewardship and conservation grants.

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

We own our corporate offices located in the Kapalua Resort in West Maui and in Upcountry Maui. We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently being used or intended to be used. For additional information, refer to the section entitled “Business” in this Annual Report.

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

The DOH agreed to defer the Order as we continue to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted identifying various technical solutions that could be implemented to resolve the Order. We submitted a plan and proposed solution to resolve the Order. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company continues to make progress with the DOH and is awaiting approval of submitted engineering and design drawings from the State of Hawai‘i at the time of filing the Form 10-K.

We have accrued approximately $23,000 related to the administrative penalty as of December 31, 2024. We are presently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order and no additional provision has been made in the accompanying financial statements.

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

Our common stock is traded on the NYSE under the symbol “MLP.” As of March 27, 2025, there were 224 stockholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since March 2001. We currently do not anticipate declaring or paying any cash dividends.

Unregistered Sales of Equity Securities

None.

Repurchases

None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Annual Report on Form 10-K and audited consolidated financial statements and related notes are for the year ended December 31, 2024. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

We own and manage a diverse portfolio including approximately 22,300 acres of land on the island of Maui, Hawaii along with approximately 247,000 square feet of commercial real estate. For over a century, we have built a legacy of authentic innovation through conservation, agriculture, community building and land management. Our current portfolio of assets includes unimproved land, entitled land allowing for various residential and mixed-use construction, and completed commercial properties.

This past year we began to implement our strategic plan, driven by our steadfast mission of activating our assets into their most productive use. We accelerated a broad spectrum of land development and housing projects crafted to build stronger and more vibrant communities. We continued to strengthen our business foundation with the addition of key experts on our board and management team to ensure we could effectively establish plans for each parcel and self-perform value creating projects. In addition, we created a land management team responsible for risk mitigation strategies and productive use of fallow farm and ranch lands throughout our portfolio. Our local team has enhanced our ability to manage assets effectively and execute value-creating projects. We also established new office locations in West Maui and Upcountry, enabling our team to be present within the community to foster stronger relationships and ensure responsible stewardship of our assets.

In 2024, we advanced efforts to maximize the productivity of our leasable land and commercial properties. We identified and addressed critical deferred maintenance in our town centers, allowing us to create spaces for many businesses who lost their location in the 2023 Maui wildfires. This effort has increased occupancy and leasing revenue over the past year while adding vibrancy and creating a sense of place in our communities. At December 31, 2024, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		2024 Net increase (decrease) in leased area
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	142,153	84%	8,591
Office	10,105	10,105	100%	3,978
Retail	61,004	56,312	92%	(471)
Residential	7,339	3,000	41%	-
Total CRE	247,328	211,570	86%	12,098

Land	Total	Leased		2024 Net increase (decrease) in leased area
	Acres	Acres	Percent	Acres
Comm./Ind.	19	19	100%	-
Residential	866	12	1%	-
Agriculture	10,356	4,653	45%	1,026
Conservation	11,045	-	0%	-
Total Land	22,286	4,684	21%	1,026

During 2024, the team increased commercial property occupancy from 72% to 86%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers.  This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years as we reach stabilization, the Maui market continues to recover from the 2023 wildfire, and we complete the tenant improvements and leasing costs inherent with new tenancies.

To enable the productive use of land for homes, businesses, farms, resort projects, or otherwise, we generally must make improvements to the land. These improvements take the form of master planning, entitlements and zoning, subdivision of large parcels into useful lot sizes, or the addition of infrastructure, enabling it to be placed into productive use. In 2024, we completed portfolio-wide strategic plans across all 22,300 acres to prioritize and guide actions of the Company in the forthcoming quarters.

Our strategic plan for land utilization aligns with our mission to meet the current and future needs of the community, in a significantly supply-constrained market. In 2024, we listed non-strategic assets for sale and began monetizing them through direct customer sales and a structured partnership approach. The plan identified four categories of improved and unimproved land actions as follows in the table below.

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Parcels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	N/A - Complete	5 parcels
	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	N/A - Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	Upcountry	Baldwin Ranch Estates Phase 2	31	Agriculture	Active construction and sales by JV partner.	2 farm lots
	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,503	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	915	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	3,046	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,289

Near-term sales revenues (1-3 years) may be anticipated from our remnant and non-strategic parcels for sale, along with improved land in active marketing for sale and/or development.

In 2024, our team began to self-perform priority land development projects, including the planning and engineering of Kapalua Resort projects and the preliminary subdivision of a 325-acre former ranch site in Upcountry, Maui. Unimproved land in active planning and improvements will likely require three or more years before improvements are completed and revenue generation is realized. Funding for soft cost improvements, if not covered by our commercial properties and land leasing cashflow, will likely be provided by remnant non-strategic parcel sales and our revolving line of credit. As infrastructure and site improvement hard costs are warranted, capital will primarily be provided by project presale deposits and construction financing.

For the Honokeana Homes State Temporary Housing Project, 50 acres has been leased to the State of Hawai‘i and we are administering the construction of improvements necessary to support temporary homes for individuals and families displaced by the Maui wildfires on August 8, 2023.  The land will be leased to the State at no cost for five years, plus the duration of time necessary to construct the temporary homes. The land is a portion of a larger, 1,377-acre parcel owned by MLP. The Agreement provides the State will fund all costs to complete the project, including approximately $35,500,000 to complete the necessary horizontal improvements.  MLP has agreed to administer the construction of the horizontal improvements and, at the State’s election, the subsequent vertical improvements which are yet to be estimated. MLP will provide its administration services to the State at its cost and will not directly profit from these services. After the end of the lease, the State will remove any vertical improvements unless MLP requests that specific improvements remain.

Unimproved land identified for long-term lease and ongoing asset management may be expected to be leased or licensed for diversified agricultural, conservation, and cultural uses for the next ten or more years. Approximately 1,000 acres has been leased to Ka Ike Ranch, a local family-owned and operated business committed to local food production and sustainable ranching. Unimproved land also includes the Pu’u Kukui Watershed, which is over 8,600 acres and is actively managed to maximize rainfall capture and recharge of the aquifer which provides approximately 70% of the water consumed in West Maui. The Company is focused on continuing to increase the occupancy of these agricultural lands to improve productivity via economic activity and local food production.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2024 and 2023

CONSOLIDATED

	Years Ended December 31,

	2024	2023
	(in thousands)

Operating revenues	$11,565	$9,289
Segment operating costs and expenses	(7,587)	(6,547)
General and administrative	(4,297)	(3,998)
Share-based compensation	(6,312)	(2,846)
Depreciation	(723)	(869)
Operating loss	(7,354)	(4,971)
Gain from derecognition of nonfinancial asset	-	1,626
Loss on asset disposal	48	-
Other income	924	707
Pension and other postretirement expenses	(948)	(436)
Interest expense	(61)	(6)
Net loss	$(7,391)	(3,080)

Net loss per Common Share - Basic	$(0.38)	$(0.15)

Net loss per Common Share - Diluted	$(0.38)	$(0.15)

LAND DEVELOPMENT AND SALES

	Years Ended December 31,
	2024	2023
	(in thousands)

Operating revenues	$520	$-
Operating costs and expenses	(1,104)	(595)
Operating loss	$(584)	$(595)

Land Development and Sales operating revenues include the sales of our real estate inventory. The increase in our land development and sales revenues and expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was attributed to sales of non-strategic remnant real estate inventory and construction revenues and expenses for the Honokeana Homes Temporary Housing Project incurred during the year.

There were no significant real estate development expenditures during the years ended December 31, 2024 and 2023, respectively.

Land Development and Sales activities are cyclical and depend on several factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Prior to the Maui wildfires which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui.  While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Lahaina wildfire have accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Years Ended
	December 31,
	2024	2023
	(in thousands)

Operating revenues	$9,621	$8,461
Operating costs and expenses	(5,006)	(4,420)
Operating income	$4,615	$4,041

Operating revenues from leasing activities for the year ended December 31, 2024, were comprised of $8.0 million from commercial, industrial, and agricultural leases, $0.2 million of licensing fees from our registered trademarks and trade names, $1.1 million from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed, compared to $5.9 million from commercial, industrial, and agricultural leases, $0.8 million of licensing fees from our registered trademarks and trade names, $1.5 million from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed for the year ended December 31, 2023.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui was increasing and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until August 8, 2023, the date of the devastating Maui wildfires. The wildfires impacted West Maui tourism and reduced percentage rents and licensing revenues for tourism-based tenants. Revenue recognized from percentage rents and land licensing in 2024 amounted to $2.3 million as compared to $2.2 million in 2023, an increase of $0.1 million. Tourist traffic has started increasing again post wildfire, and as a result, it is anticipated that percentage rents will return to pre-wildfire levels in 2025 to 2026.

The increase in leasing operating costs and expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to higher insurance costs and property maintenance costs for our commercial leasing portfolio properties and the hiring of a property management and leasing firm to grow our leasing portfolio and the associated start-up costs and fees.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES

	Years Ended
	December 31,
	2024	2023
	(in thousands)

Operating revenues	$1,424	$828
Operating costs and expenses	(1,477)	(1,532)
Operating income (loss)	$(53)	$(704)

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

The increase in operating revenues for year ended December 31, 2024, compared to the year ended December 31, 2023, was due to the increase in members in 2024. Following the Maui wildfires on August 8, 2023, the Kapalua Club operations were temporarily closed. Additionally, the Kapalua Club issued refunds of membership fees during a two-month period following the wildfires.

Contracted amenity fees decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023, attributable to a change in policy regarding amenity fees paid for member utilization.

The Club was restructured in 2023 and revised policies and practices were implemented to reduce the impact of the amenity fees and to better match club dues with club expenses. The Club has begun accepting new membership applications beginning late 2023.

OTHER INCOME

Investment income of approximately $0.3 million and $0.5 million was earned from our money market and bond investment portfolio during the years ended December 31, 2024 and 2023, respectively

We also recorded approximately $0.6 million of return of equity from our investment in the BRE2 LLC joint venture during the year ended December 31, 2024. This was due to the sale of a ranch lot from a land development joint venture in Hali‘imaile, based on the gross sales price of $1.8 million for a lot of approximately 6 usable acres resulting in price per usable acre of $0.3 million. In February 2025, the joint venture sold the second and final lot of the subdivision for $2.4 million for a 25-acre parcel with usable acreage of 16 acres resulting in a value of $150,000 per usable acre.

PENSION EXPENSE

The termination notification of the Qualified Plan originally made on August 31, 2023, was amended to November 30, 2023. The change in timing allowed for the Company to issue lump sum distributions in the fourth quarter of 2024 amounting to approximately $1.1 million and final annuitization of plan participants to take place in the first and second quarters of 2025. An estimated settlement charge (non-cash GAAP expense) between $7.0 million to $8.0 million will be recognized at the time of final annuitization and plan termination.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of any forfeitures that may occur prior to vesting is estimated and considered in the expense recognized. The increase in share-based compensation expenses were primarily attributed to a $3.5 million increase in non-cash stock compensation costs due to valuation expenses for stock options issued to the directors of the company and the Chief Executive Officer, accelerated vesting expense for option and restricted grants cancelled in August 2024, which amounted to $0.6 million.

INTEREST EXPENSE

There was $3.0 million of borrowings outstanding on our credit facility with a bank at December 31, 2024. There were no borrowings outstanding at December 31, 2023. On December 31, 2024 and 2023, interest rates on our credit facility were 6.375% and 7.38%, respectively. Interest expense paid during the year ended December 31, 2024 equaled approximately $55,000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $6.8 million and $5.7 million at December 31, 2024 and 2023, respectively. We hold deposit accounts with several local banks in Hawai‘i. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We rely on the financial strength and stability of these banks and have no reason to believe that our deposits would be unavailable on demand.

Our investments consisted of corporate bond securities maturing over various dates through the end of 2025. The fair value of our investments was $2.7 million at December 31, 2024. We intend to hold our bond investments until maturity.

We also had $12.0 million and $15.0 million of available credit under a revolving line of credit facility with First Hawaiian Bank (the “Bank”) (the “Credit Facility”) as of December 31, 2024 and 2023, respectively. In 2021, we executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (collectively the “Agreements”) extending the maturity date of the Credit Facility to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at December 31, 2024.

Cash Flows

Net cash flow provided by (used in) our operating activities totaled $0.4 million and ($1.4) million for the years ended December 31, 2024 and 2023, respectively.

Minimum funding contributions to our defined benefit pension plan were not required during the year ended December 31, 2024 or 2023.

Interest income from our investment portfolio was $0.3 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively. Our bond investments yielded approximately 5.6% and 5.7% in aggregate at December 31, 2024 and 2023, respectively.

Future Cash Inflows and Outflows

In 2023, the Company entered into a joint venture, BRE2 LLC with Stone Properties, a Hawai‘i based LLC to develop and sell ranch lots in Hali‘imaile, Hawai‘i. The first lot sold for $1.8 million in December 2024 and the second lot sold for $2.4 million in February 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million in December 2024, the remaining distributions of approximately $1.1 million is expected during 2025 which is comprised of $0.6 million in remaining return of equity and approximately $0.5 million in net profit.

Land development costs to be capitalized are budgeted at $6.0 million for 2025. This includes costs for planning, engineering, permitting, subdivision, and preliminary site improvements on various projects totaling approximately 7,900 acres. These projects include three Kapalua resort projects (Central Resort, Mauka, and Makai) along with farm subdivision projects in Upcountry and West Maui. This investment reflects the expanding volume of active, value-adding projects in the pipeline to create value and meet Maui's need for increased housing inventory, job opportunities, and farms for local food production.

Maintenance and capital improvements on the Company’s commercial assets in the Kapalua Town Center, Alaeloa Business Center and the Hali‘imaile Town Center are budgeted at $0.6 million and $2.8 million will be expended on our water assets and infrastructure which includes our West Maui water wells, Honolua ditch system, Ka‘ili‘ili ditch system in upcountry Maui and our Hali‘imaile Waste Water Treatment system. Budgeted amounts are approximate estimates and can vary significantly based on a number of factors, Costs in excess of billings amounts may materially and adversely affect our operating results, liquidity and financial condition.

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

•

Assets are classified as held for sale when (i) management approves and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

•

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense). Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major type. If there are anticipated credit losses a reserve for credit losses will be established and held to debt maturities will be presented net of the allowance. There were no accrued interest receivable on held-to-maturity debt securities at December 31, 2024.

•

Sales of real estate assets that are considered central to our ongoing major operations are classified as real estate sales revenue, along with any associated cost of sales, in our consolidated statements of operations. Sales of real estate assets that are considered peripheral or incidental transactions to our ongoing major or central operations are reflected as net gains or losses in our consolidated statements of operations.

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

•

Stock options were issued to the Chairperson of the Board, members of the Board, and the Chief Executive Officer. With the option issuances, management engages with a certified valuation company to perform the valuation analysis and calculations based on option terms, number of shares issued, issuance share price, volatility, risk and historical trends with the options issuances. The valuation expense is reviewed and approved by the Company’s Audit Committee and valuation expenses are recognized over the duration of the exercisable period of the issuances. For cancellations of options, the remaining unvested option valuation expense will be accelerated and expensed immediately upon the option cancellation date.

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

•

The construction contract for the Honokeana Homes Temporary Housing Project follows the cost to cost accounting method. Contracting revenues and expenses are proportionately recognized based on actual costs incurred in relation to reliable and updated estimates of the cost to complete the project. Project billings in excess of recognized revenues are recognized as Billings in Excess of Revenues (a deferred revenue account) and where project costs are recognized in excess of project billings, this is recognized as Contract overbillings (a deferred expense account).

IMPACT OF INFLATION AND CHANGING PRICES

Most land holdings we own were acquired from 1911 to 1932 and are carried at cost. At the Kapalua Resort, some of the fixed assets were constructed and placed in service in the mid-to-late 1970’s. Depreciation expense would be considerably higher if fixed assets were stated at current replacement cost.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition for Honokeana Temporary Housing Project

Description of the Matter

The Company entered into a Memorandum of Agreement with the State of Hawaii, Department of Transportation to lease land and administer the construction of improvements necessary to support temporary homes for individuals and families displaced by the Maui wildfires on August 8, 2023.

The Company recognizes the contract revenue over time, as performance obligations are satisfied, using the cost-to-cost method (an input method) based on contract costs incurred to date compared to total estimated contract cost.  Revenue recognition under this method is judgmental, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete the in-process contract.

Management exercised judgment at the inception of the agreement to determine the appropriate accounting treatment of the transaction.  This included deciding on the appropriate revenue recognition for this customer agreement, which involved the following considerations:

●

Determination of whether the agreement entered into by the Company was a contract with a customer that would be assessed under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

●	Determination of whether there was a single or multiple, distinct performance obligation for goods or services to be provided.

●	Determination of the transaction price for each distinct performance obligation.

●	Determination of the allocated transaction price to the performance obligations in the contract.

●	Determination of the timing of when the Company satisfies a performance obligation and amount of revenue to recognize.

Given the factors, the related audit effort in evaluating management’s judgments in determining the appropriate revenue recognition for this customer contract was extensive and involved subjective judgments.

How We Addressed the Matter in Our Audit

Our audit procedures over revenue recognition and disclosures included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to revenue recognized for the Honokeana Temporary Housing Project.

●

We obtained and reviewed the Honokeana Temporary Housing Project agreement; evaluated management’s considerations used to identify the performance obligations and transaction prices for each distinct performance obligation, identify unique contract terms that may impact the timing and amount of revenue recognized, and identify the pattern of delivery; and examined the appropriateness of management’s application of accounting policies in accordance with ASC Topic 606.

●	We tested management’s analysis by evaluating the reasonableness of the Company’s estimated project costs, costs incurred to date, and transaction price.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii

March 31, 2025

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,835	$5,700
Accounts receivable, net	5,016	1,166
Investments, current portion	2,687	2,671
Prepaid expenses and other assets	507	467
Assets held for sale	82	-
Total current assets	15,127	10,004

PROPERTY & EQUIPMENT, NET	17,401	16,059

OTHER ASSETS
Investments, noncurrent portion	-	464
Investment in unconsolidated joint venture	968	1,608
Deferred development costs	14,410	12,815
Other noncurrent assets	2,233	1,273
Total other assets	17,611	16,160
TOTAL ASSETS	$50,139	$42,223

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,321	$1,154
Payroll and employee benefits	908	502
Accrued retirement benefits, current portion	140	142
Deferred revenue, current portion	833	217
Long-term debt, current portion	85	-
Line of credit	3,000	-
Other current liabilities	730	465
Contract overbillings	3,180	-
Total current liabilities	11,197	2,480

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	2,368	1,550
Deferred revenue, noncurrent portion	1,233	1,367
Deposits	1,968	2,108
Long-term debt, noncurrent portion	168	-
Other noncurrent liabilities	24	14
Total long-term liabilities	5,761	5,039
TOTAL LIABILITIES	16,958	7,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,663,780 and 19,615,350 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	85,877	84,680
Additional paid-in-capital	15,202	10,538
Accumulated deficit	(61,008)	(53,617)
Accumulated other comprehensive loss	(6,890)	(6,897)
Total stockholders' equity	33,181	34,704
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$50,139	$42,223

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land development and sales	$520	$-
Leasing	9,621	8,461
Resort amenities and other	1,424	828
Total operating revenues	11,565	9,289

OPERATING COSTS AND EXPENSES
Land development and sales	1,104	595
Leasing	5,006	4,420
Resort amenities and other	1,477	1,532
General and administrative	4,297	3,998
Share-based compensation	6,312	2,846
Depreciation	723	869
Total operating costs and expenses	18,919	14,260

OPERATING LOSS	(7,354)	(4,971)

Gain from derecognition of nonfinancial asset	-	1,626
Gain on assets disposal	48	-
Other income	924	707
Pension and other post-retirement expenses	(948)	(436)
Interest expense	(61)	(6)
NET LOSS	$(7,391)	$(3,080)
Other comprehensive income - pension, net	7	1,370

TOTAL COMPREHENSIVE LOSS	$(7,384)	$(1,710)

NET LOSS PER COMMON SHARE-BASIC	$(0.38)	$(0.15)

NET LOSS PER COMMON SHARE-DILUTED	$(0.38)	$(0.15)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2022	19,477	$83,392	$9,184	$(50,537)	$(8,267)	$33,772
Share-based compensation expense	-	-	2,596	-	-	2,596
Issuance of shares for incentive plan	67	620	-	-	-	620
Vested restricted stock issued	123	1,242	(1,242)	-	-	-
Shares cancelled to pay tax liability	(52)	(574)	-	-	-	(574)
Other comprehensive income - pension	-	-	-	-	1,370	1,370
Net loss	-	-	-	(3,080)	-	(3,080)
Balance December 31, 2023	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704

Share-based compensation	-	-	4,930	-	-	4,930
Issuance of shares for incentive plan	18	412	-	-	-	412
Restricted stock and options cancellation	-	258	372	-	-	630
Vested restricted stock issued	35	638	(638)	-	-	-
Shares cancelled to pay tax liability	(4)	(111)	-	-	-	(111)
Other comprehensive income - pension	-	-	-	-	7	7
Net loss	-	-	-	(7,391)	-	(7,391)
Balance, December 31, 2024	19,664	85,877	15,202	(61,008)	(6,890)	33,181

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$9,688	$9,846
Cash paid to vendors	(6,596)	(8,792)
Cash paid for payroll and taxes	(2,722)	(2,425)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	370	(1,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bond securities	(3,170)	(3,107)
Maturities of bond securities	3,618	2,955
Distribution from unconsolidated joint venture	1,000	-
Purchases of property and equipment	(1,871)	(618)
Payments for deferred development	(1,661)	-
Contribution to unconsolidated joint venture	(19)	-
Payments for other assets	-	(94)
NET CASH USED IN INVESTING ACTIVITIES	(2,103)	(864)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	3,000	-
Principal payments on long term debt	(21)
Common stock issuance costs and other	(111)	(574)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,868	(574)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135	(2,809)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,700	8,509
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,835	$5,700

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
Net loss	$(7,391)	$(3,080)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	723	785
Provision for credit losses	227	142
Share-based compensation	5,560	2,596
(Gain) loss on disposal of property	84	(1,608)
Debt financed equipment	274
Revenue from investment in unconsolidated joint venture	(341)
Changes in operating assets and liabilities:
Accounts receivable	(4,077)	(416)
Retirement liabilities	823	308
Accounts payable	873	102
Deferred revenue	1,849	-
Contract overbilling	3,180	-
Other operating assets and liabilities	(1,414)	(200)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$370	$(1,371)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $0.4 million and $0.6 million during the years ended December 31, 2024 and 2023, respectively.

•

The Company had a $0.2 million distribution receivable outstanding from investment in BRE2 LLC joint venture at December 31, 2024. No distribution receivable was outstanding at December 31, 2023. Remaining distributions of approximately $1.1 million is expected during 2025 which is comprised of $0.6 million in remaining return of equity and approximately $0.5 million in net profit.

•	The Company had $0.3 million and $0.5 in capital expenditures included in accounts payable and accrued and other liabilities at December 31, 2024 and 2023, respectively.

•	The Company's financed lease liabilities for equipment were $0.3 million and $0 at December 31, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries (collectively, the “Company”). The Company owns approximately 22,300 acres of land and 247,000 square feet of commercial property on the island of Maui, Hawaii, which we put into productive use by planning, managing, developing, and selling, residential, resort, commercial, agricultural, and industrial real estate through the following business segments:

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

Resort Amenities:

The resort amenities operations include the operations of the Kapalua Club, a private, non-equity club program, providing its members special programs, access, and other privileges at certain amenities at the Kapalua Resort.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Receivables are recorded net of an allowance for credit losses. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for credit losses is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s consolidated financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

INVESTMENT IN BOND SECURITIES

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment for each reporting period. If any impairment is considered other-than-temporary, an allowance for credit losses would be established and held-to-maturity debt securities would be presented net of the allowance for credit losses. Adjustments to expected credit losses are recorded as a component of other income (expense).

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. There were no impairments of assets held for sale during the years ended December 31, 2024 or 2023.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs during the years ended December 31, 2024 or 2023.

INVESTMENT IN JOINT VENTURES

Investments in joint ventures in which we have less than a controlling financial interest are accounted for under the equity method of accounting. The initial capital contribution of assets to a joint venture is recorded at fair value.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or changes occur, an estimate of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition is made. If the sum of such expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the assets’ net book values exceed their fair value. These asset impairment loss analyses require management to make assumptions and apply considerable judgments regarding, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s consolidated financial condition or its future operating results could be materially impacted.

There was no impairment of long-lived assets during the years ended December 31, 2024 or 2023.

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

The construction contract for the Honokeana Homes Temporary Housing Project follows the cost to cost accounting method. Contracting revenues and expenses are proportionately recognized based on actual costs incurred in relation to reliable and updated estimates of the cost to complete the project. Project billings in excess of recognized revenues are recognized as Billings in Excess of Revenues (a deferred revenue account) and where project costs are recognized in excess of project billings, this is recognized as Costs in Excess of Billings (a deferred expense account).

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

Included in leasing revenues are grants issued by the State of Hawai‘i to subsidize the conservation and preservation efforts of the Pu‘u Kukui Watershed Preserve (“PKW”). The PKW is approximately 9,000 acres of conservation zoned lands that is a primary source of water that originates on the top of the West Maui Mountains. We currently receive government assistance via two grants, the Natural Area Partnership Program (“NAPP”) Grant with the State of Hawai‘i Department of Land and Natural Resources and the State of Hawai‘i Department of Health grant entitled Treatment Train: An Ahupua‘a’s Approach to Watershed Best Practices in West Maui, Hawai‘i (“DOH Grant”). The NAPP Grant was renewed on July 1, 2023 for a six-year period. For the period July 1, 2024 to June 30, 2025, the NAPP Grant provided $340,000 in government funds in support of the conservation efforts by the Company. The DOH Grant for the period from April 1, 2019 to April 30, 2024 provided $1.1 million in total funds, in 2024, the final $60,000 of remaining funds were received and the grant was terminated. Actual funds received for both grants were $0.3 million for 2024 and $0.3 million in 2023.

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

The Company estimates expected credit losses on accounts receivable from customers by considering relevant information (past, current, and future) in assessing the collectability of cash flows. The expected credit losses of the Company’s accounts receivable are summarized in Note 14 to the consolidated financial statements.

Economic factors affecting the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows are identified as Risks and Uncertainties in this Note 1.

OPERATING COSTS AND EXPENSES

Land development and sales, leasing, resort amenities, and general and administrative costs and expenses are reflected exclusive of depreciation and pension and other post-retirement expenses.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders’ equity, except those resulting from capital stock transactions. Comprehensive income (loss) also includes adjustments to the Company’s defined benefit pension plan obligations.

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares from share-based compensation arrangements had been issued. Potentially dilutive shares from stock option grants to purchase common shares and non-vested restricted stock are determined using the treasury stock method. Basic weighted-average common shares outstanding at December 31, 2024 and 2023 were 19.6 million.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company had deposits in excess of the FDIC limit at December 31, 2024 and 2023. No losses have been recognized in 2024 or 2023.

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

NEW ACCOUNTING STANDARD ADOPTED

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which resulted in modifications to our reportable segment disclosures, which can be found in Note 13 to our consolidated financial statements.

NEW ACCOUNTING STANDARDS ISSUED

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220), which requires public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

2.	INVESTMENTS IN BOND SECURITIES

Amortized cost and fair value of debt securities at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Amortized cost	$2,687	$3,135
Unrealized gains	5	4
Fair value	$2,692	$3,139

Maturities of debt securities at December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
		(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,687	$2,692	$2,671	$2,671
Greater than one year through five years	-	-	464	468
	$2,687	$2,692	$3,135	$3,139

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

3.	ASSETS HELD FOR SALE

Assets held for sale consist of non-strategic land parcels identified for sale at December 31, 2024. There are twelve parcels that total in excess of 373 acres, and carry a historical cost basis of approximately $82,000. Three parcels are actively listed for sale with a combined acreage of 16.4 acres and aggregate listing price amount to $10,900,000.

4.	PROPERTY & EQUIPMENT

Property and equipment at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Land	$7,715	$5,052
Land improvements	13,158	13,853
Buildings	22,976	22,869
Machinery and equipment	9,124	10,500
Construction in progress	1,367	-
Total property and equipment	54,340	52,274
Less accumulated depreciation	(36,939)	(36,215)
Property and equipment, net	$17,401	$16,059

Land

Most of the Company’s 22,300 acres of land were acquired between 1911 and 1932 and is carried in its balance sheets at cost. More than 20,000 acres of land are located in West Maui and comprise a largely contiguous that extends from the sea to an elevation of approximately 5,700 feet. This area includes approximately 900 acres entitled for mixed-use development within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The Company’s remaining approximate 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali‘imaile and are mainly comprised of agricultural fields, ranch lands and industrial and retail properties.

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

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in December 2024 and the second lot sold for $2.4 million in February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended December 31, 2024, the remaining distributions of approximately $1.1 million is expected to be received in 2025 which is comprised of $0.6 million in remaining return of equity and approximately $0.5 million in net profit.

6.	LONG-TERM DEBT

On December 23, 2021, the Company executed a Fourth Loan Modification Agreement and Second Amended and Restated Credit Agreement (“Agreements”) extending the maturity date of the $15.0 million revolving line of credit facility with First Hawaiian Bank (“Credit Facility”) to December 31, 2025. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

At December 31, 2024, $12.0 million was available from our Credit Facility, as the Company borrowed $3,000,000 during the year ended December 31, 2024.

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

The Company was in compliance with the covenants under the Credit Facility as of December 31, 2024.

In July 2024 the Company took out a loan to finance equipment purchases. The loan carried a principal amount of $338,720, 0% interest rate and a monthly payment of $7,057. The loan matures in July of 2028.

At December 31, 2024, long-term debt principal payments and imputed interest on this 0% loan for the next four years to maturity are as follows:

Years ending December 31,
2025	$85
2026	85
2027	85
2028	49

7.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)

Defined benefit pension plan	$912	$(33)
Non-qualified retirement plans	1,596	1,725
Total	2,508	1,692
Less current portion	(140)	(142)
Non-current portion of accrued retirement benefits	$2,368	$1,550

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

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for the years ended December 31, 2024 and 2023, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$15,552	$16,537
Interest cost	738	783
Actuarial gain	(27)	(580)
Benefits paid	(2,314)	(1,188)

Benefit obligations at end of year	13,949	15,552

Change in plan assets:	13,860	13,783
Fair value of plan assets at beginning of year	(231)	1,137
Actual return on plan assets	126	128
Employer contributions	(2,314)	(1,188)
Benefits paid

Fair value of plan assets at end of year	11,441	13,860

Funded status	$(2,508)	$(1,692)
Accumulated benefit obligations	$(13,949)	$(15,552)

Weighted average assumptions to determine benefit obligations:
Discount rate	5.40 - 5.52%	4.90 - 4.95%
Expected long-term return on plan assets	5.40%	5.25%
Rate of compensation increase	n/a	n/a

Accumulated other comprehensive loss of $6.9 million at December 31, 2024 and 2023, respectively, represent the net actuarial loss which have not yet been recognized as a component of pension and other post-retirement expense.

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Pensions and other benefits:
Interest cost	$735	$783
Expected return on plan assets	(695)	(657)
Amortization of net loss	273	310
Settlement expense	635
Pension and other postretirement expenses	$948	$436

Other changes in plan assets and benefits obligations recognized in comprehensive income:
Net loss (gain)	900	$(1,060)
Amortization of recognized loss	(907)	(310)
Total recognized gain in comprehensive income	$(7)	$(1,370)

Weighted average assumptions used to determine net periodic benefit cost:

	2024			2023
Discount rate	4.90	-	4.95%	5.11	-	5.14%
Expected long-term return on plan assets		5.25%			5.00%
Rate of compensation increase		n/a			n/a

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

At December 31, 2024 and 2023, the plan held shares of various Aon Collective Investment Trust (“ACIT”) funds. The fair value of the Company’s pension plan assets by category were as follows:

	2024 Fair Value Measurements
	( in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAC as a practical expedient	Total

ACIT equity funds	$-	$94	$-	$94
ACIT fixed income funds	-	10,362	-	10,362
Cash management funds	-	985	-	985

	$-	$11,441	$-	$11,441

	2023 Fair Value Measurements
	( in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Measured at NAC as a practical expedient	Total

ACIT equity funds	$-	$760	$-	$760
ACIT fixed income funds	-	12,002	70	12,072
Cash management funds	-	1,028	-	1,028

	$-	$13,790	$70	$13,860

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

Estimated future benefit payments are as follows (in thousands):

Years ending December 31,
2024	$12,540
2025	138
2026	137
2027	135
2028	132
2029-2033	614

No minimum contributions were required in 2024 or 2023.

The termination notification of the Qualified Plan originally made on August 31, 2023, was amended to November 30, 2023. The change in timing provided for the Company to issue lump sum distributions in the fourth quarter of 2024 amounting to approximately $1.1 million and final annuitization of plan participants to take place in the first and second quarters of 2025. The cost of the final annuitization for the participants amounted to approximately $11.7 million, paid from the pension assets. An estimated settlement charge (non-cash GAAP expense) between $7.0 million to $8.0 million will be recognized at the time of final annuitization and plan termination.

8.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $4.3 million, $0.4 million, and $0.3 million at December 31, 2024, 2023 and 2022, respectively. In 2024, $3.5 million of contract receivable is due to the outstanding progress billing from the temporary homes construction project and the remaining $0.8 million is due from Kapalua Club receivable, utility fees receivable and conservation grants receivable from the State of Hawaii.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2024 and 2023, respectively.

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

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematicide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $23,000 for the reimbursement of filtration and maintenance costs during the years ended December 31, 2024 and 2023. The Company is presently not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded as the Company is unable to estimate the amount, or range of amounts, of any probable liability, if any.

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

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the lease agreement. There are no agreements allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)

Minimum rentals	$4,315	$3,409
Percentage rentals	2,166	1,391
Licensing fees	169	827
Other	1,082	1,336
Total	$7,732	$6,963

Leased property, net of accumulated depreciation, was $9.6 million and $10.3 million at December 31, 2024 and 2023, respectively.

Future minimum rental income for the next five years and thereafter are as follows (in thousands):

Years ending December 31,
2025	$4,017
2026	4,065
2027	3,954
2028	3,606
2029	3,269
Thereafter	16,246

11.	SHARE-BASED COMPENSATION

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

The number of common shares subject to options granted in 2023 for annual board service, board committee service, and continued service of the Chairperson of the Board are 250,000 shares, 78,000 shares, and 400,000, respectively. For annual board service and board committee service, the stock options granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. During the year ended  December 31, 2024, 215,334 shares underlying the stock options granted to directors in 2023 for annual board and committee service vested. No shares underlying the 2023 stock option grants to directors remain unvested.

For continued board service of the Chairperson, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on  June 1, 2024, 133,333 shares on  June 1, 2025, and 133,333 shares on  June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 266,666 of unvested share options, or $0.7 million of unrecognized compensation cost, at  December 31, 2024.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer in January 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on  January 1, 2026, and 133,333 shares on  January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in  January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at  January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 400,000 shares of unvested share options, or $1.6 million of unrecognized compensation cost at  December 31, 2024.

The number of common shares subject to options granted in 2024 for annual board service and board committee service were 312,500 and 87,000, respectively. These option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $22.25 per share. The fair value of these grants using the Black-Scholes option-pricing model was $8.87 per share based on an expected term of 5.25 years, expected volatility of 32.1%, and a risk-free rate of 4.40%. During the year ended  December 31, 2024, 303,125 shares of stock options granted to directors in 2024 for annual board and committee service vested. There were 96,375 shares of unvested share options, or $0.9 million of unrecognized compensation cost at  December 31, 2024.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of  December 31, 2024. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $6.3 million and $2.8 million for the years ended  December 31, 2024 and 2023, respectively. Included in these amounts were $0.6 million of restricted common stock vested during the years ended  December 31, 2024 and 2023, and $4.3 million and $1.4 million of stock options vested during the years ended  December 31, 2024 and 2023, respectively.

On  August 5, 2024, R. Scot Sellers, a director and Chairperson of the Board, Steve Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and common stock grants. The Equity Plan was amended in  February 2023 to increase the limit on the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of restricted common stock that exceeded the 400,000 share limit. In  February 2024, Mr. Randle received 28,511 shares of restricted common stock that exceeded the 400,000 share limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel the common stock grants and options issued to him in 2023 amounting to 6,659 shares of restricted common stock and options to purchase 56,000 shares, and options and restricted common stock issued in 2024 amounting to 3,124 shares of restricted common stock and options to purchase 56,000 shares. The cancellation of the options and restricted common stock grants resulted in recognizing the remaining unvested awards of options and restricted common stock grants immediately. In the third quarter of 2024, $631,000 was recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and restricted common stock grants and $229,000 due to the cancellation of Mr. Randle’s restricted common stock grants.

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

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Federal income tax expense/(benefit) at statutory rate	(1,595)	(647)
Adjusted for:
Permanent Differences	6	99
True-Ups	(372)	-
Valuation Allowance	1,961	548
Income Tax expense/(benefit)	-	-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net operating loss and tax credit carryforwards	$24,770	$24,648
Joint Venture and other investments	(279)	(446)
Accrued retirement benefits and other compensation	2,728	1,233
Property net book value	3,042	3,002
Deferred Revenue	1,051	962
Reserves and other	29	37
Total Deferred Tax Assets	31,341	29,436
Valuation Allowance	(31,341)	(29,436)
Net deferred tax asset	-	-

Valuation allowances at December 31, 2024 and 2023 have been established to reduce future tax benefits not expected to be realized. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA but do not expire. At December 31, 2024, the Company had approximately $76.5 million in federal NOL carryforwards and approximately $81.4 million in state NOL carryforwards expiring from 2030 through 2034. The Company also had approximately $8.9 million in federal and state NOL carryforwards at December 31, 2024 that do not expire.

The Company is subject to U.S. federal income tax as well as income tax in Hawaii. The Company is currently open to examination by taxing authorities for tax years ended after 2020. The Company recognizes and reports interest and penalties related to unrecognized tax benefits if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2024 and 2023, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

13.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer, its chief operating decision maker, and the Board of Directors in assessing performance and determining the allocation of resources. Reportable operating segments in 2024 were as follows:

•	Land development and sales operations consist of land planning and entitlement, development, development related construction, and sales of land assets.

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

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2024 and 2023 (in thousands) were as follows:

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

2024
Operating revenues (1)	$520	$9,621	$1,424	$-	$11,565
Operating costs and expenses	(1,104)	(5,006)	(1,477)	-	(7,587)
Depreciation expense	-	(668)	-	(55)	(723)
General and administrative expenses	(645)	(859)	(215)	(8,890)	(10,609)
Operating loss	(1,229)	3,088	(268)	(8,945)	(7,354)
Pension and other postretirement expenses					(948)
Interest expense					(61)
Loss on asset disposal					48
Other income					924
Income from continuing operations					(7,391)

Capital expenditures (2)	$1,661	$1,871	$-	$-	$3,532
Assets (3)	$21,695 (4)	$16,672	$1,323	$10,449	$50,139

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $1.0 million equity method investment as of December 31, 2024.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

2023
Operating revenues (1)	$-	$8,461	$828	$-	$9,289
Operating costs and expenses	(595)	(4,420)	(1,532)	-	(6,547)
Depreciation expense	-	(861)	-	(8)	(869)
General and administrative expenses	(908)	(456)	(393)	(5,087)	(6,844)
Operating loss	(1,503)	2,724	(1,097)	(5,095)	(4,971)
Pension and other postretirement expenses					(436)
Interest expense					(6)
Gain from derecognition of nonfinancial asset					1,626
Other income					707
Income from continuing operations					(3,080)

Capital expenditures (2)	$200	$619	$-	$-	$819
Assets (3)	$17,102 (4)	$14,489	$1,018	$9,614	$42,223

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $1.6 million equity method investment as of December 31, 2023.

14.	RESERVES

Allowance for credit losses for 2024 and 2023 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
		(in thousands)
Allowance for Credit Losses
2024	$518	$(13)	$505
2023	$177	$341	$518

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive, principal financial officer, principal accounting officer, and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting include those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have made changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) relating to joint venture reporting during the fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has designed and implemented new controls to address the risks related to the accounting of its investments in unconsolidated joint ventures.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Insider Trading Policy

We have an insider trading policy (the “Insider Trading Policy”), which was most recently amended on March 4, 2025, that governs purchases, sales and other dispositions of our securities by our directors, executive officers, employees and contractors, where applicable. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards applicable to us. Our Insider Trading Policy prohibits purchases, sales and other dispositions of our securities while in possession of material nonpublic information about us and from disclosing such information to others, and it prohibits trading on material nonpublic information of other companies obtained during the course of providing service to us. It also imposes additional restrictions on and trading requirements for trading in our securities by our insiders. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this 2024 Annual Report.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)

1.

Financial Statements. The following financial statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

2.	Financial Statements schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii Corporation, into Maui Land & Pineapple, Inc., a Delaware Corporation	8-K	001-06510	2.1	7/20/2022
2.1	State of Delaware Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation Pursuant to Section 265 of the Delaware General Corporation Law	8-K	001-06510	3.1	7/20/2022
3.1	Certificate of Incorporation of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.2	7/20/2022
3.2	Bylaws of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.3	7/20/2022
4.1	Description of Capital Stock	S-8	333-273009	4.1	6/28/2023
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3#	Amendment to Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/31/2023
10.4	Loan Agreement, by and between the Company and First Hawaiian Bank, dated June 6, 2016	8-K	001-06510	10.1	6/11/2014
10.5	Credit Agreement, by and between the Company and First Hawaiian Bank, dated August 5, 2016	10-Q	001-06510	10.1	8/11/2016
10.6	Third Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 31, 2019	10-K	001-06510	10.25	3/03/2020
10.7	Fourth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 23, 2021	10-K	001-06510	10.6	3/01/2022
10.8	Fifth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated July 15, 2022	10-Q	001-06510	10.1	8/11/2022
10.9	Stock Option Grant to Chairman of the Board	10-Q	001-06510	10.1	8/18/2023
10.10	Form of Stock Option Grant to Directors for Board Service and Committee Service	10-Q	001-06510	10.2	8/18/2023
10.11#	Form of Restricted Stock Award Agreement to Employees (Long-Term Incentive)					X
10.12#	Form of Restricted Stock Unit Agreement to Directors (Issuance Deferred Until Termination of Service)					X
10.13#	Form of Restricted Stock Unit Agreement to Directors (Issuance Upon Vesting)					X
10.14#	Form of Restricted Stock Unit Agreement to Employees					X
10.15#	Form of Stock Award Agreement for Employees (Annual Incentive)					X

19.1	Insider Trading Policy	X
21.1	Subsidiaries of the Company	X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 28, 2024	X
24.1	Power of Attorney (included on the signature page of this report)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	InlineXBRL Taxonomy Extension Calculation document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	InlineXBRL Taxonomy Extension labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document	X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

*	This certification shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates a management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

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

By	/s/ Race Randle	Date: March 31, 2025
Race Randle, Chief Executive Officer (Principal Executive Officer)

By	/s/ Scot Sellers	Date: March 31, 2025
Scot Sellers, Chairman of the Board

By	/s/ Wade K. Kodama	Date: March 31, 2025
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Stephen M. Case	Date: March 31, 2025
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date: March 31, 2025
Anthony P. Takitani, Director

By	/s/ Glyn F. Aeppel	Date: March 31, 2025
Glyn F. Aeppel, Director

By	/s/ Ken Ota	Date: March 31, 2025
Ken Ota, Director

By	/s/ Catherine Ngo	Date: March 31, 2025
Catherine Ngo, Director

By	/s/ John M. Sabin	Date: March 31, 2025
John M. Sabin, Director