Form 10-Q
period 2025-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2025-05-15
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2025
Common Stock, $0.0001 par value	19,741,656 shares

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

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, tariffs, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawaii and Maui;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	risks associated with joint ventures;

•	potential liabilities and obligations under various federal, state, and local environmental regulations;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to establish and maintain effective internal controls over financial reporting;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all;

•	risks related to our common stock, including stock price volatility, low trading volume and affiliate ownership; and

•	changes in U.S. accounting standards adversely impacting us.

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,882	$6,835
Accounts receivable, net	2,650	5,016
Investments	1,573	2,687
Prepaid expenses and other assets	375	507
Assets held for sale	82	82
Total current assets	12,562	15,127

PROPERTY & EQUIPMENT, NET	17,350	17,401

OTHER ASSETS
Investment in unconsolidated joint venture	42	968
Deferred development costs	14,854	14,410
Other noncurrent assets	2,424	2,233
Total other assets	17,320	17,611
TOTAL ASSETS	$47,232	$50,139

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,460	$2,321
Payroll and employee benefits	233	908
Accrued retirement benefits, current portion	7,370	140
Deferred revenue, current portion	1,148	833
Long-term debt, current portion	85	85
Line of credit	3,000	3,000
Other current liabilities	556	730
Contract overbillings	901	3,180
Total current liabilities	15,753	11,197

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	1,447	2,368
Deferred revenue, noncurrent portion	1,200	1,233
Deposits	1,938	1,968
Long-term debt, noncurrent portion	156	168
Other noncurrent liabilities	22	24
Total long-term liabilities	4,763	5,761
TOTAL LIABILITIES	20,516	16,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,718,150 and 19,663,780 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	86,799	85,877
Additional paid-in-capital	16,376	15,202
Accumulated deficit	(69,648)	(61,008)
Accumulated other comprehensive loss	(6,811)	(6,890)
Total stockholders' equity	26,716	33,181
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$47,232	$50,139

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$2,298	$-
Leasing	3,219	2,216
Resort amenities and other	287	267
Total operating revenues	5,804	2,483

OPERATING COSTS AND EXPENSES
Land development and sales	2,323	266
Leasing	1,364	992
Resort amenities and other	612	436
General and administrative	1,517	1,057
Share-based compensation	1,581	959
Depreciation	186	172
Total operating costs and expenses	7,583	3,882

OPERATING LOSS	(1,779)	(1,399)

Gain on assets disposal	1	-
Other income	105	104
Pension and other post-retirement expenses	(6,919)	(78)
Interest expense	(48)	(2)
NET LOSS	$(8,640)	$(1,375)
Other comprehensive income - pension, net	79	68

TOTAL COMPREHENSIVE LOSS	$(8,561)	$(1,307)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.44)	$(0.07)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2024 (audited)	19,664	$85,877	$15,202	$(61,008)	$(6,890)	$33,181
Share-based compensation expense	44	864	1,436			2,300
Vested restricted stock issued	13	262	(262)			-
Shares cancelled to pay tax liability	(3)	(204)				(204)
Other comprehensive income - pension					79	79
Net loss				(8,640)		(8,640)
Balance March 31, 2025	19,718	$86,799	$16,376	$(69,648)	$(6,811)	$26,716

Balance, December 31, 2023 (audited)	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	814			1,225
Vested restricted stock issued	11	178	(178)			-
Shares cancelled to pay tax liability	(3)	(68)				(68)
Other comprehensive income - pension					68	68
Net loss				(1,375)		(1,375)
Balance, March 31, 2024	19,641	$85,201	$11,174	$(54,992)	$(6,829)	$34,554

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$157	$(10)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(579)	(185)
Distributions from invesment in joint venture	656	-
Contributions to investment in joint venture	-	(19)
Purchases of debt securities	(10)	(1,344)
Maturities of debt securities	1,124	1,303
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,191	(245)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(204)	(68)
Principal payments on long term debt	(97)	-
NET CASH USED IN FINANCING ACTIVITIES	(301)	(68)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,047	(323)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,835	5,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,882	$5,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.9 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

●	Distribution receivable from investment in unconsolidated joint venture was $0.5 million and $0 at March 31, 2025 and 2024, respectively.

●	Capitalized property and deferred development costs in accounts payable were $0.6 million and $0.4 million at March 31, 2025 and 2024, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended March 31, 2025 and 2024. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Amortized cost and fair value of corporate debt securities at  March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$1,573	$2,687
Unrealized gains	1	5
Estimated fair value	$1,574	$2,692

Maturities of debt securities at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025 (unaudited)		December 31, 2024 (audited)

		(in thousands)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
One year or less	$1,573	$1,574	$2,687	$2,692
Greater than one year through five years	-	-	-	-
	$1,573	$1,574	$2,687	$2,692

The fair value of debt securities was measured using Level 1 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	PROPERTY & EQUIPMENT, NET

Property and equipment, net at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Land	$7,715	$7,715
Land improvements	12,213	13,158
Buildings	19,611	22,976
Machinery and equipment	6,668	9,124
Construction in progress	1,214	1,367
Total property and equipment	47,421	54,340
Less accumulated depreciation	(30,071)	(36,939)
Property and equipment, net	$17,350	$17,401

Land

Most of the Company’s 22,300 acres of land were acquired between 1911 and 1932 and are carried in its balance sheets at cost. More than 20,000 acres are located in West Maui and are largely contiguous parcels that extend from the sea to an elevation of approximately 5,700 feet. This area includes approximately 900 acres entitled for mixed-use development within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The Company’s remaining approximate 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali‘imaile and are mainly comprised of agricultural fields, ranch lands and industrial and retail properties.

Land Improvements

Land improvements are comprised primarily of roads, utilities, and landscaping infrastructure improvements at the Kapalua Resort. Also included is the Company’s potable and non-potable water systems in West Maui. A majority of the Company’s land improvements were constructed and placed in service in the mid-to-late 1970s or conveyed in 2017. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Buildings

Buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort and in Haliimaile, which are used in the Company’s leasing operations. Most of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

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

In  December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in  December 2024 and the second lot sold for $2.4 million in  February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended  December 31, 2024, distributions of approximately $0.7 million were received in the first quarter of 2025. An additional $0.5 million equity distribution was received in April 2025.

6.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $2.2 million and $4.3 million at March 31, 2025 and December 31, 2024, respectively. Billings in excess of costs and revenues were $0.9 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,333 for each of the three months ended March 31, 2025 and 2024.

7.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. At March 31, 2025, $12.0 million was available from our Credit Facility, as the Company borrowed $3,000,000 during the year ended December 31, 2024. The Credit Facility provides options for revolving or term loan borrowing. Interest on loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing may be fixed at the Bank’s commercial loan rates using an interest rate swap option. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The interest rate on this Credit Facility was 6.375% and 6.625% at Match 31, 2025 and December 31, 2024, respectively.

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

The outstanding balance of the Credit Facility was $3,000,000 at March 31, 2025 and December 31, 2024. The Company was in compliance with Credit Facility at March 31, 2025.

8.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$7,230	$912
Non-qualified retirement plans	1,587	1,596
Total	8,817	2,508
Less current portion	(7,370)	(140)
Non-current portion of accrued retirement benefits	$1,447	$2,368

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

The net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, (unaudited)
	2025	2024
	(in thousands)
Pensions and other benefits:
Interest cost	$105	$184
Expected return on plan assets	(72)	(174)
Amortization of net loss	79	68
Settlement expense	6,807	-
Pension and other postretirement expenses	$6,919	$78

A plan contribution in the amount of $500,000 was made to the Defined Plan during the three months ended March 31, 2025. No contributions were required in 2024.

A settlement expense in the amount of $6,807,000 was recognized during the three months ended March 31, 2025. This expense is a non-cash expense to recognize most current estimated costs to terminate the qualified pension plan. Final settlement expenses will be recognized upon the final termination of the qualified plan which is anticipated to be completed during the third quarter of 2025. There was no settlement expense incurred during the three months ended March 31, 2024.

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

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing revenues subject to Accounting Standards Codification Topic 842 for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, (unaudited)
	2025	2024
	(in thousands)

Minimum rentals	$1,315	$964
Percentage rentals	596	605
Licensing fees	33	33
Other	294	267
Total	$2,238	$1,869

11.	SHARE-BASED COMPENSATION

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

The number of common shares subject to options granted in 2023 for annual board service, board committee service, and continued service of the Chairperson of the Board are 250,000 shares, 78,000 shares, and 400,000 shares, respectively. For annual board service and board committee service, the stock options granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. No shares underlying the 2023 stock option grants to directors, other than the Chairperson, remain unvested.

For continued board service of the Chairperson, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 266,666 of unvested share options, or $0.6 million of unrecognized compensation cost, at March 31, 2025.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 266,666 shares of unvested share options, or $1.4 million of unrecognized compensation cost at March 31, 2025.

The number of common shares subject to options granted in 2024 for annual board service and board committee service were 312,500 and 87,000, respectively. These option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $22.25 per share. The fair value of these grants using the Black-Scholes option-pricing model was $8.87 per share based on an expected term of 5.25 years, expected volatility of 32.1%, and a risk-free rate of 4.40%. During the three months ended March 31, 2025, 96,375 shares of stock options granted to directors in 2024 for annual board and committee service vested. No shares underlying the 2024 stock option grants to directors remain unvested.

On August 5, 2024, R. Scot Sellers, a director and Chairperson of the Board, Stephen M. Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and common stock grants. The Equity Plan was amended in February 2023 to increase the limit on the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of common stock that exceeded the 400,000 share limit. In February 2024, Mr. Randle received 28,511 shares of common stock that exceeded the 400,000 share limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel the common stock grants and options issued to him in 2023 amounting to 6,659 shares and 56,000 shares, respectively, and options and restricted shares issued in 2024 amounting to 3,124 shares and 56,000 shares, respectively. The cancellation of the options and common stock grants resulted in recognizing the remaining unvested awards of options and common stock grants immediately. In the third quarter of 2024, $631,000 was recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and common stock grants and $229,000 due to the cancellation of Mr. Randle’s common stock grants.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of March 31, 2025. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $1.6 million and $1.0 million for the three months ended March 31, 2025 and 2024. Included in these amounts were $0.3 million and $0.2 million of restricted common stock vested during the three months ended March 31, 2025 and 2024, respectively, and $1.2 million and $0.6 million of stock options vested during the three months ended March 31, 2025 and 2024, respectively.

12.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at March 31, 2025, and December 31, 2024, respectively.

13.	LOSS PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potentially dilutive shares arise from non-vested restricted stock and non-qualified stock options granted under the Equity Plan. The treasury stock method is applied to determine the number of potentially dilutive shares. The potentially dilutive shares were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive.

Basic and diluted weighted-average shares outstanding were 19.7 million and 19.6 million for the three months ended March 31, 2025 and 2024, respectively.

14.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board. Reportable operating segments are as follows:

•	Land development and sales operations consist of land planning and entitlement, development, development related construction, and sales of land assets;

•

Leasing, primarily includes revenues and expenses from real property leasing activities, license fees and royalties for the use of certain of the Company’s trademarks and brand names by third parties, and the cost of maintaining the Company’s real estate assets, including watershed conservation activities. The operating segment also includes the management of ditch, reservoir and well systems that provide potable and non-potable water to West and Upcountry Maui areas; and

•	Resort amenities, includes a membership program that provides certain benefits and privileges within the Kapalua Resort for its members.

The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, pension and other postretirement expenses.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

March 31, 2025
Operating revenues (1)	$2,298	$3,219	$287	$-	$5,804
Operating costs and expenses	(2,323)	(1,364)	(612)	-	(4,299)
Depreciation expense	-	(155)	-	(31)	(186)
General and administrative expenses	(228)	(303)	(76)	(2,491)	(3,098)
Operating income (loss)	(253)	1,397	(401)	(2,522)	(1,779)
Pension and other postretirement expenses					(6,919)
Interest expense					(48)
Gain on asset disposal					1
Other income					105
Loss from continuing operations					(8,640)

Capital expenditures (2)	$444	$135	$-	$-	$579
Assets (3)	$17,984 (4)	$17,552	$1,598	$10,098	$47,232

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $42,000 equity method investment as of March 31, 2025.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

March 31, 2024
Operating revenues (1)	$-	$2,216	$267	$-	$2,483
Operating costs and expenses	(266)	(992)	(436)	-	(1,694)
Depreciation expense	-	(168)	-	(4)	(172)
General and administrative expenses	(159)	(211)	(53)	(1,593)	(2,016)
Operating income (loss)	(425)	845	(222)	(1,597)	(1,399)
Pension and other postretirement expenses					(78)
Interest expense					(2)
Other income					104
Loss from continuing operations					(1,375)

Capital expenditures (2)	$64	$121	$-	$-	$185
Assets (3)	$17,165 (4)	$14,126	$1,731	$9,033	$42,055

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $1.6 million equity method investment as of March 31, 2024.

15.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the three months ended March 31, 2025 is described in Note 11.

16.	NEW ACCOUNTING STANDARD ADOPTED

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which resulted in modifications to our reportable segment disclosures, which can be found in Note 14 to our consolidated financial statements.

17.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 in Item 8 of the Annual Report. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2025. Previous changes to the Company's significant accounting policies are included herein.

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

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, has a principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

We own and manage a diverse portfolio including over 22,000 acres of land on the island of Maui, Hawaii along with approximately 247,000 square feet of commercial real estate. For over a century, we have built a legacy of thoughtful stewardship through conservation, agriculture, community building and land management. Our current portfolio of assets includes unimproved land, entitled land allowing for various residential and mixed-use construction, and completed commercial properties.

In April 2023, a leadership transition was initiated by appointing a new Chief Executive Officer and new Chairperson of the Board, both of whom are experienced in large scale real estate portfolio management including master planning, community building, and asset management. The strengthening of our team continued with the addition of team members with localized experience including planning, engineering, permitting, community development, land and natural resource stewardship, and asset management.

To continue our over 100-year legacy, we are driven by a renewed mission to strategically maximize the use of our assets, resulting in added value to the Company and improved quality of life on Maui for future generations.

As a key initiative of the new leadership team, we have advanced efforts to maximize the productivity of our leasable land and commercial properties. At March 31, 2025, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		Net increase (decrease) in leased area (in 2024)
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	142,153	84%	8,591
Office	10,105	10,105	100%	40
Retail	61,004	56,312	92%	(5)
Residential	7,339	3,000	41%	-
Total CRE	247,328	211,570	86%	8,626
(Note: no increase in leased sq. ft. during the three months ended March 31, 2025)

Land	Total	Leased		Net increase (decrease) in leased area (in 2024)
	Acres	Acres	Percent	Acres
Comm./Ind.	19	19	100%	-
Residential	866	12	1%	-
Agriculture	10,356	4,653	45%	1,026
Conservation	11,045	-	0%	-
Total Land	22,286	4,684	21%	1,026
(Note: no increase in leased acreage during the three months ended March 31, 2025)

From January 1, 2024 to March 31, 2025, the team has increased commercial property occupancy from 72% to 86%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers.  This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years, as we reach stabilization and fund the near-term costs for tenant improvements and leasing costs inherent with new tenancies.

To enable the productive use of land for homes, businesses, farms, resort projects, or otherwise, we generally must make improvements to the land.  These improvements take the form of master planning, entitlements and zoning, subdivision into useful lot sizes, and the addition of infrastructure, enabling it to be placed into productive use. We continue to progress portfolio-wide strategic plans across over 22,000 acres of landholdings to prioritize and guide actions of the Company in the forthcoming quarters.

Our strategic plan for land utilization aligns with our mission to meet the current and future needs of the community, in a significantly supply-constrained market. The plan identified four categories of improved and unimproved land actions as follows in the table below.

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Parcels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	N/A - Complete	5 parcels
	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	N/A - Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	Upcountry	Baldwin Ranch Estates Phase 2	31	Agriculture	Active construction and sales by JV partner	2 farm lots
	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,503	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	915	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	3,046	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,289

As a result of this strategic planning effort, our team is underway with concurrent activities to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing.

We have recognized revenue from one non-strategic parcel sale in the first quarter of 2025 and anticipate additional near-term sales revenues (1-3 years) from other remnant parcels for sale, along with improved land in active marketing for sale and/or development with partner(s).

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

For the Honokeana Homes project, we have agreed to lease up to 50 acres to the State of Hawaii for up to seven years with no lease revenue, to support the needs of victims of the 2023 Lahaina wildfire. The State of Hawaii set aside an initial $35.5 million for the project, to fund hard and soft costs related to horizontal improvements on the land. We have agreed to administer the horizontal improvements utilizing third party contractors, on a cost recovery basis with no direct profit from the administrative work.

Approximately $2.3 million was spent on behalf of the State during the three months ended March 31, 2025 to administer the State’s improvements on the Honokeana Homes emergency relief project. On other projects, approximately $266,000 in development expenditures were made during the three months ended March 31, 2024.

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

As part of the effort to reactivate dormant croplands that were formerly irrigated, graded and actively farmed, we have initiated a new scalable business venture to cultivate agave. The business aligns with our focus on creating living wage jobs for local families, connecting people to the land, and boosting environmental and economic sustainability. Agave is a drought tolerant, low-maintenance crop attracting a growing global demand for agave-based added-value products. Our strategy complements our ongoing leasing and development projects, and utilizes our prime landholdings to enable revenue upside potential from vertical integration with on-island distillation, regenerative agri-tourism and global distribution.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

CONSOLIDATED

	Three Months Ended March 31,
	(unaudited)
	2025	2024
	(in thousands)

Operating revenues	$5,804	$2,483
Segment operating costs and expenses	(4,299)	(1,694)
General and administrative	(1,517)	(1,057)
Share-based compensation	(1,581)	(959)
Depreciation	(186)	(172)
Operating loss	(1,779)	(1,399)
Gain on asset disposal	1	-
Other income	105	104
Pension and other postretirement expenses	(6,919)	(78)
Interest expense	(48)	(2)
Net loss	$(8,640)	(1,375)

Net loss per Common Share - Basic and Diluted	$(0.44)	$(0.07)

LAND DEVELOPMENT AND SALES

	Three Months Ended March 31,
	(unaudited)
	2025	2024
	(in thousands)

Operating revenues	$2,298	$-
Operating costs and expenses	(2,323)	(266)
Operating loss	$(25)	$(266)

Land development and sales operating revenues primarily consist of the project revenue from the Honokeana Homes project. There were no sales of real estate during the three months ended March 31, 2025 or 2024. This is purposeful as we continue to evaluate our commercial assets and land holdings to determine the best utilization of our assets in West Maui and in Upcounty Maui in the town of Haliimaile to increase value.

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

Approximately $2.3 million was spent towards real estate development expenditures during the three months ended March 31, 2025 related to the Honokeana Homes project. Approximately $266,000 in development expenditures were made during the three months ended March 31, 2024.

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

LEASING

	Three Months Ended
	March 31,
	(unaudited)
	2025	2024
	(in thousands)

Operating revenues	$3,219	$2,216
Operating costs and expenses	(1,364)	(992)
Operating income	$1,855	$1,224

Operating revenues from leasing activities for the three months ended March 31, 2025, were comprised primarily of $2.2 million from commercial, industrial, and agricultural leases, and the remaining $1.0 million was primarily comprised of $33,000 of licensing fees from our registered trademarks and trade names, approximately $800,000 from potable and non-potable water system sales and $86,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues from leasing activities for the three months ended March 31, 2024, were comprised primarily of $1.9 million from commercial, industrial, and agricultural leases, and the remaining $0.3 million was comprised of $33,000 of licensing fees from our registered trademarks and trade names, $175,000 from potable and non-potable water system sales and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui began to increase and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the occurrence of the devastating Maui wildfires on August 8, 2023. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $3.2 million of operating revenues from leasing activities for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024 is an indication that tourism and visitor traffic is returning to pre-pandemic levels. The increase in operating revenues at March 31, 2025 compared to March 31, 2024, is reflective of our efforts to re-tenant, re-merchandise and convert below market leases to current market rate leases throughout the three commercial centers owned by the Company in the Kapalua Resort, Haliimaile Town and the Alaeloa Business Park. New tenant leases are typically being executed with an initial free rent period to reflect current market rental rates.

The increase in leasing operating costs and expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, can be attributed to higher property maintenance costs for our commercial leasing portfolio properties, which had been deferred in prior years, hiring a property management and leasing firm to increase occupancy of our leasing portfolio, and the costs associated with our efforts to improve the tenant composition in our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended
	March 31,
	(unaudited)
	2025	2024
	(in thousands)

Operating revenues	$287	$267
Operating costs and expenses	(612)	(436)
Operating income (loss)	$(325)	$(169)

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

The increase in operating revenues for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to new memberships being sold.

Contracted fee expenses increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to bad debt write off.

The Kapalua Club was restructured in 2023. Its revised policies and practices have been implemented to better align club dues and club expenses. The Kapalua Club began to accept new membership applications beginning late 2023.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the three months ended March 31, 2025 amounted to $3.1 million, compared to $2.0 million for the three months ended March 31, 2024.

Share-based compensation costs and share-based compensation for the three months ended March 31, 2025 amounted to $1.6 million, compared to $1.0 million for the three months ended March 31, 2024. The $0.5 million increase is attributable to option valuation expenses resulting from the options granted to our Chief Executive Officer in January 2024, options granted to our directors in May 2024, which were at a higher valuation from the options granted to directors in May 2023, and the options and shares cancellation that took place in August 2024. These differences are explained in the paragraphs below.

An option to purchase 400,000 shares of our common stock under the 2017 Equity and Incentive Award Plan (the Plan) was granted to our Chief Executive Officer during the three months ended March 31, 2024, none of these options shares vested during this period. Additional information of the option issuance to the Chief Executive Officer is detailed in Note 11 of the financial statements. During the three months ended March 31, 2025, 229,709 shares of stock options vested which were comprised of 96,375 option shares issued to directors in May 2024 and 133,334 option shares issued to the Chairperson of the Board in March 2023. For the three months ended March 31,2024, director options to purchase 82,000 shares and 164,000 shares vested for annual board and committee service, respectively.

On August 5, 2024, R. Scot Sellers, a director and Chairperson of the Board, Stephen M. Case, a director, and Race A. Randle, Chief Executive Officer, voluntarily executed agreements to cancel previously granted stock options and common stock grants. The Equity Plan was amended in February 2023 to increase the limit on the number of shares to be awarded during a plan year to 400,000 shares. In 2023, Mr. Sellers received options to purchase 63,500 shares and 18,804 shares of common stock that exceeded the 400,000 share limit. In February 2024, Mr. Randle received 28,511 shares of common stock that exceeded the 400,000 share limit. In addition, although grants to Mr. Case did not exceed the Equity Plan limit, he voluntarily opted to cancel the common stock grants and options issued to him in 2023 amounting to 6,659 shares and 56,000 shares, respectively, and options and restricted shares issued in 2024 amounting to 3,124 shares and 56,000 shares, respectively. The cancellation of the options and common stock grants resulted in recognizing the remaining unvested awards of options and common stock grants immediately. In the third quarter of 2024, $631,000 was recognized as expense due to the cancellations, $402,000 due to the cancellation of Mr. Case’s options and common stock grants and $229,000 due to the cancellation of Mr. Randle’s common stock grants.

While the Company will continue to use equity as part of its compensation strategy, it does not anticipate using options. We expect a decrease in share-based compensation expenses in the future as a result.

OTHER INCOME

Other income of $0.1 million was earned during the three month period ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities. We do not maintain nor possess any off-balance sheet financings nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $7.9 million and $6.8 million (audited) at March 31, 2025 and December 31, 2024, respectively.

We also had investments in a bond fund with varying maturities in the amount of $1.6 million and $2.7 million at March 31, 2025 and December 31, 2024. Our investments consist of corporate bond securities maturing on various dates through November 2025. These bond investments yield approximately 3.8% at March 31, 2025. We intend to hold our bond securities until maturity.

At March 31, 2025, $12.0 million was available from our revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”), as the Company borrowed $3,000,000 in 2024. The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined in the Credit Facility) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at March 31, 2025. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods.

Cash Flows

Net cash provided by our operating activities for the three months ended March 31, 2025 was $0.2 million and net cash used in our operating activities was $10,000 for the three months ended March 31, 2024.

There was land development revenue during the three months ended March 31, 2025 in the amount of $2.3 million for a Honokeana Homes project and no sales of real estate during the three months ended March 31, 2024.

Interest income earned from our money market and bond investments was $0.1 million for the three months ended March 31, 2025, and 2024.

The outstanding balance of our Credit Facility was $3,000,000 at March 31, 2025. There were no interest payments due on our Credit Facility during the three months ended March 31, 2025.

Contributions in the amount of $500,000 was required to be made to our defined benefit pension plan during the first quarter of 2025.

Capital Resources

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe our cash and investment balances, cash provided from ongoing operating activities, and available borrowings under our Credit Facility, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for the next twelve months and the foreseeable longer term.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective during the three months ended March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 9, Commitments and Contingencies, to our condensed consolidated interim financial statements included herein.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of 2025.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	MINE SAFETY DISCLOSURES

None.

Item 5	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page In Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 15, 2025	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)