Form 10-Q
period 2025-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2025-08-14
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-06510

MAUI LAND & PINEAPPLE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0107542
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

500 Office Road, Lahaina, Maui, Hawai'i 96761

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2025
Common Stock, $0.0001 par value	19,742,781 shares

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

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, tariffs, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including demand for real estate and tourism in Hawai‘i and Maui;

•	security incidents through cyber-attacks or intrusions on our information systems;

•	our ability to complete land development projects within forecasted time and budget expectations;

•	risks associated with crop damages and losses;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	risks associated with joint ventures;

•	potential liabilities and obligations under various federal, state, and local environmental regulations;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to establish and maintain effective internal controls over financial reporting;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, or at all;

•	risks related to our common stock, including stock price volatility, low trading volume and affiliate ownership; and

•	changes in U.S. accounting standards adversely impacting us.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,536	$6,835
Accounts receivable, net	1,824	5,016
Investments	492	2,687
Prepaid expenses and other assets	947	507
Assets held for sale	1,599	82
Total current assets	11,398	15,127

PROPERTY & EQUIPMENT, NET	17,534	17,401

OTHER ASSETS
Investment in unconsolidated joint venture	42	968
Deferred development costs - development projects	13,736	14,380
Deferred development costs - Agave venture	587	30
Other noncurrent assets	2,442	2,233
Total other assets	16,807	17,611
TOTAL ASSETS	$45,739	$50,139

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,340	$2,321
Payroll and employee benefits	346	908
Accrued retirement benefits, current portion	7,370	140
Deferred revenue, current portion	998	833
Long-term debt, current portion	85	85
Line of credit	3,000	3,000
Other current liabilities	585	730
Contract overbillings	23	3,180
Total current liabilities	14,747	11,197

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	1,438	2,368
Deferred revenue, noncurrent portion	1,166	1,233
Deposits	1,938	1,968
Long-term debt, noncurrent portion	144	168
Other noncurrent liabilities	12	24
Total long-term liabilities	4,698	5,761
TOTAL LIABILITIES	19,445	16,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,730,202 and 19,663,780 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	87,052	85,877
Additional paid-in-capital	16,700	15,202
Accumulated deficit	(70,647)	(61,008)
Accumulated other comprehensive loss	(6,811)	(6,890)
Total stockholders' equity	26,294	33,181
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,739	$50,139

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2025	2024
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$1,143	$200
Leasing	3,203	2,173
Resort amenities and other	256	272
Total operating revenues	4,602	2,645

OPERATING COSTS AND EXPENSES
Land development and sales	973	187
Leasing	1,973	1,122
Resort amenities and other	243	305
General and administrative	1,027	1,118
Share-based compensation	742	1,623
Depreciation	355	171
Total operating costs and expenses	5,313	4,526

OPERATING LOSS	(711)	(1,881)

Other income	349	89
Pension and other post-retirement expenses	(582)	(78)
Interest expense	(55)	(2)
NET LOSS	$(999)	$(1,872)
Other comprehensive income - pension, net	-	68

TOTAL COMPREHENSIVE LOSS	$(999)	$(1,804)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.05)	$(0.10)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$3,442	$200
Leasing	6,421	4,388
Resort amenities and other	543	540
Total operating revenues	10,406	5,128

OPERATING COSTS AND EXPENSES
Land development and sales	3,300	450
Leasing	3,367	2,114
Resort amenities and other	854	741
General and administrative	2,514	2,178
Share-based compensation	2,321	2,582
Depreciation	541	344
Total operating costs and expenses	12,897	8,409

OPERATING LOSS	(2,491)	(3,281)

Gain on assets disposal	1	-
Other income	455	193
Pension and other post-retirement expenses	(7,501)	(156)
Interest expense	(103)	(3)
NET LOSS	$(9,639)	$(3,247)
Other comprehensive income - pension, net	79	136

TOTAL COMPREHENSIVE LOSS	$(9,560)	$(3,111)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.49)	$(0.16)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2024 (audited)	19,664	$85,877	$15,202	$(61,008)	$(6,890)	$33,181
Share-based compensation expense	44	864	1,436	-	-	2,300
Vested restricted stock issued	13	262	(262)	-	-	-
Shares cancelled to pay tax liability	(3)	(204)	-	-	-	(204)
Other comprehensive income - pension	-	-	-	-	79	79
Net loss	-	-	-	(8,640)	-	(8,640)
Balance March 31, 2025	19,718	$86,799	$16,376	$(69,648)	$(6,811)	$26,716

Share-based compensation	-	-	597	-	-	597
Vested restricted stock issued	13	273	(273)	-	-	-
Shares cancelled to pay tax liability	(1)	(20)	-	-	-	(20)
Net loss	-	-	-	(999)	-	(999)
Balance, June 30, 2025	19,730	$87,052	$16,700	$(70,647)	$(6,811)	$26,294

Balance, December 31, 2023 (audited)	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	814	-	-	1,225
Vested restricted stock issued	11	178	(178)	-	-	-
Shares cancelled to pay tax liability	(3)	(68)	-	-	-	(68)
Other comprehensive income - pension	-	-	-	-	68	68
Net loss	-	-	-	(1,375)	-	(1,375)
Balance, March 31, 2024	19,641	$85,201	$11,174	$(54,992)	$(6,829)	$34,554

Share-based compensation	-	-	1,479	-	-	1,479
Vested restricted stock issued	10	178	(178)	-	-	-
Shares cancelled to pay tax liability	(1)	(10)	-	-	-	(10)
Other comprehensive income - pension	-	-	-	-	68	68
Net loss	-	-	-	(1,872)	-	(1,872)
Balance, June 30, 2024	19,650	85,369	12,475	(56,864)	(6,761)	34,219

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(714)	$(543)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(2,104)	(1,235)
Distributions from investment in joint venture	656	-
Contributions to investment in joint venture	-	(19)
Purchases of debt securities	(15)	(2,159)
Maturities of debt securities	2,210	2,067
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	747	(1,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt and common stock issuance costs and other	(109)	(78)
Principal payments on long term debt	(223)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(332)	(78)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(299)	(1,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,835	5,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,536	$3,733

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.2 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

●	Capitalized property and deferred development costs in accounts payable were $0.5 million and $0 at June 30, 2025 and 2024, respectively.

●	Assets transferred from deferred development to assets held for sale were $1.5 million and $0 at June 30, 2025 and 2024, respectively

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended June 30, 2025 and 2024. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Amortized cost and fair value of corporate debt securities at  June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$492	$2,687
Unrealized gains	-	5
Fair value	$492	$2,692

Maturities of debt securities at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025 (unaudited)		December 31, 2024 (audited)
		(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$492	$492	$2,687	$2,692
Greater than one year through five years	-	-	-	-
	$492	$492	$2,687	$2,692

The fair value of debt securities was measured using Level 1 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	DEFERRED DEVELOPMENT COSTS - DEVELOPMENT PROJECTS

Deferred development costs - development projects represents costs expended on the Company's various real estate development projects and capitalized in accordance with Accounting Standards Codification (ASC) ASC-360-10. The amounts capitalized at June 30, 2025 and 2024, were $13.7 million and $14.4 million, respectively.

5.	DEFERRED DEVELOPMENT COSTS - AGAVE VENTURE

Deferred development costs - Agave venture represents costs expended on the Company's new Agave venture and capitalized in accordance with ASC-360-10. The amounts capitalized at June 30, 2025 and 2024, were $0.6 million and $30,000, respectively.

6.	PROPERTY & EQUIPMENT, NET

Property and equipment, net at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Land	$7,706	$7,715
Land improvements	12,633	13,158
Buildings	20,345	22,976
Machinery and equipment	6,829	9,124
Construction in progress	448	1,367
Total property and equipment	47,961	54,340
Less accumulated depreciation	(30,427)	(36,939)
Property and equipment, net	$17,534	$17,401

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

Buildings

Buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort, Alaeloa Business Center, and Hali‘imaile, which are used in the Company’s leasing operations. Most of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations and various rolling stock and off road equipment used in our land management and Agave farming operations.

Construction in Progress

Construction in progress is comprised of ongoing Kapalua Resort and Hal‘iimaile projects, including renovations and improvements to buildings, warehouses and commercial assets.

7.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

In  December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in  December 2024 and the second lot sold for $2.4 million in  February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended  December 31, 2024. Distributions of approximately $0.7 million were received in the first quarter of 2025 and an additional $0.5 million equity distribution was received in April 2025.

8.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $1.1 million and $4.3 million at June 30, 2025 and December 31, 2024, respectively. Billings in excess of costs and revenues were $0 and $3.2 million at June 30, 2025 and December 31, 2024, respectively.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $66,667 for each of the six months ended June 30, 2025 and 2024.

9.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. At June 30, 2025, $12.0 million was available from our Credit Facility, as the Company borrowed $3,000,000 during the year ended December 31, 2024. The Credit Facility provides options for revolving or term loan borrowing. Interest on loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing may be fixed at the Bank’s commercial loan rates using an interest rate swap option. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The interest rate on this Credit Facility was 6.375% and 6.625% at June 30, 2025 and December 31, 2024, respectively.

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

The outstanding balance of the Credit Facility was $3,000,000 at June 30, 2025 and December 31, 2024. The Company was in compliance with the debt covenants for the Credit Facility at June 30, 2025.

10.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$7,230	$912
Non-qualified retirement plans	1,578	1,596
Total	8,808	2,508
Less current portion	(7,370)	(140)
Non-current portion of accrued retirement benefits	$1,438	$2,368

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

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Pensions and other benefits:
Interest cost	$105	$184	$210	$368
Expected return on plan assets	(72)	(174)	(245)	(348)
Amortization of net loss	-	68	79	136
Settlement expense	549	-	7,457	-
Pension and other postretirement expenses	$582	$78	$7,501	$156

Plan cash contributions in the amount of $1,060,000 were made to the Defined Plan during the six months ended June 30, 2025. No contributions were required in 2024.

A settlement expense in the amount of $7,457,000 was recognized during the six months ended June 30, 2025. This expense includes $6,397,000 in non-cash expense to recognize the most current estimated costs to terminate the qualified pension plan, as well as a cash contribution to the plan in the amount of $1,060,000 made during the six months ended June 30, 2025. No contributions to the plan were required in 2024. Final settlement expenses will be recognized upon the final termination of the qualified plan which is anticipated to be completed during the third quarter of 2025. There was no settlement expense incurred during the six months ended June 30, 2024.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing revenues subject to Accounting Standards Codification Topic 842 for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Minimum rentals	$1,214	$1,058	$2,530	$2,022
Percentage rentals	590	444	1,187	1,049
Licensing fees	41	36	72	69
Other	349	184	643	351
Total	$2,194	$1,722	$4,432	$3,491

13.	SHARE-BASED COMPENSATION

The Company's directors and certain members of management receive a portion of their compensation in shares of the Company's common stock granted under the Company's 2017 Equity and Incentive Award Plan, as amended (the "Equity Plan"). Restricted share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of directorship or employment from the Company.

Certain members of the Company’s management are awarded share-based compensation based on their achievement of predefined performance goals and objectives under the Equity Plan. Their share-based compensation is comprised of an annual incentive paid in shares of common stock and a long-term incentive paid in restricted shares of common stock vesting quarterly over a period of three years. Directors receive share-based compensation comprised of restricted shares of common stock vesting quarterly over the directors’ annual period of service.

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

For continued board service of the Chairperson, the stock option grant has a contractual period of ten years, of which 133,334 shares vested on June 1, 2024, 133,333 shares vested on June 1, 2025 and 133,333 shares will vest on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 133,333 shares of unvested share options, or $0.4 million of unrecognized compensation cost, at June 30, 2025.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years of which 133,334 shares vested on January 1, 2025, 133,333 shares will vest on January 1, 2026, and 133,333 shares will vest on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 266,666 shares of unvested share options, or $1.2 million of unrecognized compensation cost at June 30, 2025.

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

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of June 30, 2025. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $0.7 million and $1.6 million for the three months ended June 30, 2025 and 2024. Included in these amounts were $0.4 million and $0.3 million of restricted common stock vested during the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $1.3 million of stock options vested during the three months ended June 30, 2025 and 2024, respectively. Share-based compensation expenses totaled $2.3 million and $2.6 million for the six months ended June 30, 2025 and 2024. Included in these amounts were $0.8 million and $0.7 million of restricted common stock vested during the six months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.9 million of stock options vested during the six months ended June 30, 2025 and 2024, respectively.

14.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at June 30, 2025, and December 31, 2024, respectively.

15.	LOSS PER SHARE

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

Basic and diluted weighted-average shares outstanding were 19.7 million and 19.6 million for the six months ended June 30, 2025 and 2024, respectively.

16.	REPORTABLE OPERATING SEGMENTS

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

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

June 30, 2025
Operating revenues (1)	$3,442	$6,421	$543	$-	$10,406
Operating costs and expenses	(3,300)	(3,367)	(854)	-	(7,521)
Depreciation expense	-	(484)	(5)	(52)	(541)
General and administrative expenses	(377)	(503)	(126)	(3,829)	(4,835)
Operating income (loss)	(235)	2,067	(442)	(3,881)	(2,491)
Pension and other postretirement expenses					(7,501)
Interest expense					(103)
Gain on asset disposal					1
Other income					455
Income (Loss) from continuing operations					(9,639)

Capital expenditures (2)	$1,671	$322	$-	$111	$2,104
Assets (3)(4)	$16,920	$17,320	$1,332	$10,167	$45,739

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The land development and sales segment includes a $42,000 equity method investment as of June 30, 2025.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

June 30, 2024
Operating revenues (1)	$200	$4,388	$540	$-	$5,128
Operating costs and expenses	(450)	(2,114)	(741)	-	(3,305)
Depreciation expense	-	(336)	-	(8)	(344)
General and administrative expenses	(327)	(436)	(108)	(3,889)	(4,760)
Operating income (loss)	(577)	1,502	(309)	(3,897)	(3,281)
Pension and other postretirement expenses					(156)
Interest expense					(3)
Other income					193
Income (Loss) from continuing operations					(3,247)

Capital expenditures (2)	$911	$324	$-	$-	$1,235
Assets (3)(4)	$16,042	$14,973	$1,195	$9,726	$41,936

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The land development and sales segment includes a $1.6 million equity method investment as of June 30, 2024.

17.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the six months ended June 30, 2025 is described in Note 13 to our consolidated financial statements included in the Annual Report.

18.	NEW ACCOUNTING STANDARD ADOPTED

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which resulted in modifications to our reportable segment disclosures, which can be found in Note 16 to our consolidated financial statements.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 in Item 8 of the Annual Report. During the six months ended June 30, 2025, the Company adopted a new accounting policy related to the Deferred Costs - Agave Venture, see Note 5 to our unaudited condensed interim financial statements.

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

20.	RECLASSIFICATION

Certain prior year amounts presented as of December 31, 2024, have been reclassified to conform to the current year presentation. This reclassification had no effect on previously reported results. Deferred development costs reported on the balance sheet have been reclassified to separate Deferred development – development projects from Deferred development – Agave venture.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawai‘i corporation. The Company reincorporated from Hawai‘i to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

We own and manage a diverse portfolio including over 22,000 acres of land on the island of Maui, Hawai‘i along with approximately 247,000 square feet of commercial real estate. For over a century, we have built a legacy of thoughtful stewardship through conservation, agriculture, community building and land management. Our current portfolio of assets includes unimproved land, entitled land allowing for various residential and mixed-use construction, and completed commercial properties.

In April 2023, a leadership transition was initiated by appointing a new Chief Executive Officer and new Chairperson of the Board, both of whom are experienced in large scale real estate portfolio management including master planning, community building, and asset management. The strengthening of our team continued with the addition of team members with localized experience including planning, engineering, permitting, community development, land and natural resource stewardship, sustainable agriculture, and asset management.

To continue our over 100-year legacy, we are driven by a renewed mission to strategically maximize the use of our assets, resulting in added value to the Company and improved quality of life on Maui for future generations.

As a key initiative of our strategic mission, we have advanced efforts to maximize the productivity of our leasable land and commercial properties. At June 30, 2025, our commercial properties and land were occupied at the following levels, with the net increase (decrease) in leased area as of June 30, 2025, compared to December 31, 2024:

Commercial Real Estate	Total	Leased		Net increase (decrease) in leased area (in 2025)
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	150,469	89%	8,316
Office	10,105	10,105	100%	-
Retail	61,004	57,111	94%	799
Residential	7,339	3,000	41%	-
Total CRE	247,328	220,685	89%	9,115

Land	Total	Leased		Net increase (decrease) in leased area (in 2025)
	Acres	Acres	Percent	Acres
Comm./Ind.	19	19	100%	-
Residential	866	336	39%	324
Agriculture	10,356	4,653	45%	-
Conservation	11,045	-	0%	-
Total CRE	22,286	4,684	21%	-

From January 1, 2025 to June 30, 2025, the team has increased commercial property occupancy from 86% to 89%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers.  This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years, as we reach stabilization and fund the near-term costs for tenant improvements and leasing costs inherent with new tenancies.

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

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Parcels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	Complete	5 parcels
	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	Upcountry	Baldwin Ranch Estates Phase 2	31	Agriculture	Sales complete, completing final construction items	2 farm lots
	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,501	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	914	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	3,046	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,286

As a result of this strategic planning effort, our team is underway with concurrent activities to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing.

We have recognized revenue from two non-strategic parcel sales in the first six months of 2025 and anticipate additional near-term sales revenues (1-3 years) from other remnant parcels for sale, along with improved land in active marketing for sale and/or development with partner(s).

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

Planting of agave was initiated in the second quarter of 2025 and the growth cycle of the plants are anticipated to be seven to nine years until achieving maturity for production in food/beverage production. During the course of the agave growth cycle, cash for the venture may be funded with working capital or investment opportunities may be pursued. Revenues will be recognized as the agave, agave byproducts and finished products are sold for manufacturing, distribution or retail sales.

In connection with the Honokeana Homes project, we have agreed to lease up to 50 acres to the State of Hawai‘i for up to seven years with no lease revenue, to support the needs of victims of the 2023 Lahaina wildfire. The State of Hawai‘i set aside an initial $35.5 million for the project, to fund hard and soft costs related to horizontal improvements on the land. We have agreed to administer the horizontal improvements utilizing third party contractors, on a cost recovery basis with no direct profit from the administrative work.

Approximately $3.1 million was spent on behalf of the State of Hawai‘i during the six months ended June 30, 2025 to administer the State of Hawai‘i's improvements on the Honokeana Homes emergency relief project. On other projects, approximately $1,587,000 in development expenditures were made during the six months ended June 30, 2025. Expenditures on the Agave development amounted to $557,000 of the total $1,587,000 spent year to date.

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

As part of the effort to reactivate dormant croplands that were formerly irrigated, graded and actively farmed, we have initiated a new scalable business venture to cultivate agave. The business aligns with our focus on creating living wage jobs for local families, connecting people to the land, and boosting environmental and economic sustainability. Agave is a drought tolerant, low-maintenance crop attracting a growing global demand for agave-based added-value products. Our strategy complements our ongoing leasing and development projects, and utilizes our prime landholdings to enable revenue upside potential from vertical integration with on-island distillation, regenerative agri-tourism and global distribution. Planting has begun on the agave farm with over 12,000 plants currently in the ground.

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$4,602	$2,645	$10,406	$5,128
Segment operating costs and expenses	(3,189)	(1,614)	(7,521)	(3,305)
General and administrative	(1,027)	(1,118)	(2,514)	(2,178)
Share-based compensation	(742)	(1,623)	(2,321)	(2,582)
Depreciation	(355)	(171)	(541)	(344)
Operating loss	(711)	(1,881)	(2,491)	(3,281)
Gain on asset disposal	-	-	1	-
Other income	349	89	455	193
Pension and other postretirement expenses	(582)	(78)	(7,501)	(156)
Interest expense	(55)	(2)	(103)	(3)
Net loss	$(999)	$(1,872)	$(9,639)	$(3,247)

Net loss per Common Share - Basic and Diluted	$(0.05)	$(0.10)	$(0.49)	$(0.16)

LAND DEVELOPMENT AND SALES

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$1,143	$200	$3,442	$200
Operating costs and expenses	(973)	(187)	(3,300)	(450)
Operating income (loss)	$170	$13	$142	$(250)

Land development and sales operating revenues for the three months ended June 30, 2025, consisted of $0.9 million for the Honokeana Homes project revenue and a sale of a non-strategic remnant parcel amounting to $0.2 million, compared to $0 revenue for the Honokeana Homes project and a sale of an easement in the amount of $0.2 million for the three months ended June 30, 2024.  Land development and sales operating revenues in the six months ended June 30, 2025, have primarily consisted of the project revenue from the Honokeana Homes project. There were two sales of real estate during the six months ended June 30, 2025 and one real estate sale during six months ended June 30, 2024. This is purposeful as we continue to evaluate our commercial assets and land holdings to determine the best utilization of our assets in West Maui and in Upcountry Maui in the town of Hali‘imaile to increase value.

In December 2021, we entered into an agreement to sell the Kapalua Central Resort project for $40.0 million. On May 13, 2022, terms of the agreement were amended to include a closing condition requiring the Maui Planning Commission to approve an application to extend our Special Management Area (SMA) permit issued by the County of Maui for an additional five years. We allowed the sale agreement to expire on April 11, 2023, however, the Kapalua Central Resort project continues to be marketed for sale or development with partner(s) and the application for the SMA permit extension remains ongoing. The development plans for our real estate holdings remain subject to our ongoing review and evaluation.

Land development and sales operating expenses for the three months ended June 30, 2025, were comprised of $0.9 million in Honokeana Homes project direct costs. Approximately $187,000 in development costs were incurred during the three months ended June 30, 2024. Approximately $3.3 million was spent towards real estate development expenditures during the six months ended June 30, 2025 related to the Honokeana Homes project compared to approximately $450,000 that was spent towards real estate development made during the six months ended June 30, 2024.

Land development and sales are cyclical and depend on several factors, such as interest rate impacts on financing and demand. Results from one period are not indicative of future performance trends in this business segment. Prior to the Maui wildfires which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui. While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Maui wildfire accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$3,203	$2,173	$6,421	$4,388
Operating costs and expenses	(1,973)	(1,122)	(3,367)	(2,114)
Operating income	$1,230	$1,051	$3,054	$2,274

Operating revenues from leasing activities for the three months ended June 30, 2025, were comprised of $2.2 million from commercial, industrial, and agricultural leases, and $1.0 million comprised of $39,000 of licensing fees from our registered trademarks and trade names, approximately $0.8 million from potable and non-potable water system revenues, and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues from leasing activities for the three months ended June 30, 2024, were comprised of $1.7 million from commercial, industrial, and agricultural leases, and the remaining $0.4 million consisted of $36,000 of licensing fees from our registered trademarks and trade names, approximately $0.3 million from potable and non-potable water system revenues, and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

Operating revenues from leasing activities for the six months ended June 30, 2025, were comprised primarily of $4.6 million from commercial, industrial, and agricultural leases, and the remaining $1.8 million was primarily comprised of $72,000 of licensing fees from our registered trademarks and trade names, approximately $1.6 millions from potable and non-potable water system sales and $171,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues from leasing activities for the six months ended June 30, 2024, were comprised primarily of $3.4 million from commercial, industrial, and agricultural leases, and the remaining $0.9 million was primarily comprised of $69,000 of licensing fees from our registered trademarks and trade names, approximately $0.5 millions from potable and non-potable water system sales and $170,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui began to increase and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the occurrence of the devastating Maui wildfires on August 8, 2023. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $3.2 million in operating revenues for the three months ended June 30, 2025 compared to the $2.2 million for the three months ended June 30, 2024 and the $6.4 million of operating revenues from leasing activities for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024 is an indication that tourism and visitor traffic is returning to pre-pandemic levels. The increase in operating revenues at June 30, 2025 compared to June 30, 2024, is reflective of our efforts to re-tenant, re-merchandise and convert below market leases to current market rate leases throughout the three commercial centers owned by the Company in the Kapalua Resort, Hali‘imaile Town and the Alaeloa Business Center.

The increase in leasing operating costs and expenses for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, can be attributed to increased leases executed in 2025 resulting in higher property maintenance costs for our commercial leasing portfolio properties, increased property management fees and commissions driven by the increased occupancy of our leasing portfolio, and the costs associated with our efforts to improve the tenant composition in our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$256	$272	$543	$540
Operating costs and expenses	(243)	(305)	(854)	(741)
Operating income (loss)	$13	$(33)	$(311)	$(201)

Our resort amenities and other segments include the operations of the Kapalua Club, a private, non-equity club that provides its members special programs and access and other privileges at certain of the amenities at the Kapalua Resort, including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities and the member dues collected are primarily used to pay contracted fees to provide access for its members to the spa, beach club and other resort amenities. The Kapalua Club was restructured in 2023. Its revised policies and practices have been implemented to better align club dues and club expenses. The Kapalua Club began to accept new membership applications beginning late 2023.

The operating revenues for the three and six months ended June 30, 2025, remained stable compared to the three and six months ended June 30, 2024. There has been a steady intake of new memberships to the Kapalua Club being sold across periods.

Operating costs and expenses decreased for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreased fees for golf true ups due to restructuring of golf privileges made in 2024. Operating costs and expenses increased for the six months ended June 30, 2025, compared to the six month period ended June 30, 2024, due to bad debt write offs incurred in the first quarter of 2025.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the three months ended June 30, 2025, decreased by approximately $1.0 million, compared to the three months ended June 30, 2024, primarily attributable to a reduction in share-based compensation. General and administrative costs and share-based compensation for the six months ended June 30, 2025 remained consistent at $4.8 million, compared to the six months ended June 30, 2024.

Share-based compensation for the six months ended June 30, 2025 amounted to $2.3 million, compared to $2.6 million for the six months ended June 30, 2024. The $0.3 million decrease is attributed to directors stock options that were fully vested at the end of first quarter of 2025. These differences are explained in the paragraphs below.

An option to purchase 400,000 shares of our common stock under the 2017 Equity and Incentive Award Plan (the Plan) was granted to our Chief Executive Officer during the three months ended March 31, 2024, none of these shares vested during this period. Additional information of the option issuance to the Chief Executive Officer is detailed in Note 13, Share-Based Compensation, to our unaudited condensed consolidated interim financial statements. During the six months ended June 30, 2025, 229,709 shares of underlying stock options vested which were comprised of 96,375 option shares issued to directors in May 2024, 133,334 option shares issued to the Chairperson of the Board in March 2023 and 133,334 option shares issued to the Chief Executive Officer in January 2024. For the six months ended June 30, 2024, director options to purchase 82,000 shares and 243,709 shares vested for annual board and committee service and the Chairman of the Board, respectively.

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

OTHER INCOME

Other income of $0.5 million and $0.2 million was earned during the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities and Employe Retention Credit revenue. During the six months ended June 30, 2024, other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities. We do not maintain nor possess any off-balance sheet financings nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $6.5 million and $6.8 million (audited) at June 30, 2025, and December 31, 2024, respectively.

We also had investments in a bond fund with varying maturities in the amount of $0.5 million and $2.7 million at June 30, 2025, and December 31, 2024, respectively. Our investments consist of corporate bond securities maturing on various dates through November 2025. These bond investments yield approximately 3.7% at June 30, 2025. We intend to hold our bond securities until maturity.

At June 30, 2025, $12.0 million was available from our $15 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”), as the Company borrowed $3,000,000 in 2024. The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined in the Credit Facility) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at June 30, 2025. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods. The Company is currently in discussions with the bank and potential lenders seeking proposals for a credit facility with effective date of December 31, 2025 as the Company's current facility expires on December 30, 2025.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2025 was $0.7 million and $0.5 million for the six months ended June 30, 2024.

There was land development revenue during the six months ended June 30, 2025 in the amount of $3.4 million primarily related to the Honokeana Homes project and two sales of real estate.  During the six months ended June 30, 2024, there was one sale of real estate.

Interest income earned from our money market and bond investments was $0.2 million and $0.2 million for the six months ended June 30, 2025, and 2024, respectively.

The outstanding balance of our Credit Facility was $3,000,000 at June 30, 2025. There were no interest payments due on our Credit Facility during the six months ended June 30, 2025.

Aggregate contributions in the amount of $1,060,000 were required to be made to our defined benefit pension plan during the six months ended June 30, 2025.

Net cash provided by investing activities for the six months ended June 30, 2025, was $0.7 million compared to $1.3 million used during the six months ended June 30, 2024. The increase in cash provided can be attributed to $2.2 million in maturities of debt securities, with no purchases of new debt securities during the six months ended June 30, 2025. The increase was offset by $2.1 million in payments for property and deferred development costs during the six months ended June 30, 2025, compared to $1.2 million spend on similar costs during the six months ended June 30, 2024.

Net cash used in financing activities for the six months ended June 30, 2025, was $0.3 million compared to $78,000 for the six months ended June 20, 2024, and can primarily be attributed to payments on long term debt.

Capital Resources

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We may also elect to raise additional capital through the sale of equity, from time to time. We believe our cash and investment balances, cash provided from ongoing operating activities, and available borrowings under our Credit Facility, will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for the next twelve months and the foreseeable longer term.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 11, Commitments and Contingencies, to our unaudited condensed consolidated interim financial statements included herein.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the six months ended June 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended June 30, 2025.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	MINE SAFETY DISCLOSURES

None.

Item 5	OTHER INFORMATION

The Company's directors and officers (as defined in Rule 4 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company's common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the six months ended June 30, 2025, none of our directors or officers adopted, modified or terminated Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K)

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 14, 2025	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)