Form 10-Q
period 2025-09-30
MAUI LAND & PINEAPPLE CO INC
filed 2025-11-14
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common Stock, $0.0001 par value	19,741,709 shares

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,926	$6,835
Accounts receivable, net	2,412	5,016
Investments	120	2,687
Prepaid expenses and other assets	1,065	507
Assets held for sale	1,598	82
Total current assets	10,121	15,127

PROPERTY & EQUIPMENT, NET	17,530	17,401

OTHER ASSETS
Investment in unconsolidated joint venture	-	968
Deferred development costs - Development projects	14,528	14,380
Deferred development costs - Agave venture	1,032	30
Other noncurrent assets	2,628	2,233
Total other assets	18,188	17,611
TOTAL ASSETS	$45,839	$50,139

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,070	$2,321
Payroll and employee benefits	584	908
Accrued retirement benefits, current portion	140	140
Deferred revenue, current portion	904	833
Long-term debt, current portion	85	85
Line of credit	3,000	3,000
Other current liabilities	564	730
Contract overbillings	-	3,180
Total current liabilities	7,347	11,197

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	1,451	2,368
Deferred revenue, noncurrent portion	1,133	1,233
Deposits	1,938	1,968
Long-term debt, noncurrent portion	123	168
Other noncurrent liabilities	125	24
Total long-term liabilities	4,770	5,761
TOTAL LIABILITIES	12,117	16,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,742,880 and 19,663,780 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	87,318	85,877
Additional paid-in-capital	17,025	15,202
Accumulated deficit	(70,407)	(61,008)
Accumulated other comprehensive loss	(214)	(6,890)
Total stockholders' equity	33,722	33,181
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$45,839	$50,139

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
	(in thousands except per share amounts)
OPERATING REVENUES
Land development and sales	$769	$-
Leasing	3,525	2,729
Resort amenities and other	231	299
Total operating revenues	4,525	3,028

OPERATING COSTS AND EXPENSES
Land development and sales	490	237
Leasing	2,084	1,333
Resort amenities and other	204	251
General and administrative	1,063	1,158
Share-based compensation	754	2,094
Depreciation	290	187
Total operating costs and expenses	4,885	5,260

OPERATING LOSS	(360)	(2,232)

Other income	71	75
Pension and other post-retirement benefit (expenses)	587	(78)
Interest expense	(58)	(2)
NET INCOME (LOSS)	$240	$(2,237)
Other comprehensive income - pension, net	6,597	68

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,837	$(2,169)

NET INCOME (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$0.01	$(0.11)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land development and sales	$4,211	$200
Leasing	9,947	7,148
Resort amenities and other	774	805
Total operating revenues	14,932	8,153

OPERATING COSTS AND EXPENSES
Land development and sales	3,705	687
Leasing	5,450	3,447
Resort amenities and other	1,066	992
General and administrative	3,654	3,336
Share-based compensation	3,075	4,676
Depreciation	831	531
Total operating costs and expenses	17,781	13,669

OPERATING LOSS	(2,849)	(5,516)

Gain on asset disposal	1	-
Other income	525	271
Pension and other post-retirement expenses	(6,914)	(234)
Interest expense	(162)	(5)
NET LOSS	$(9,399)	$(5,484)
Other comprehensive income - pension, net	6,676	204

TOTAL COMPREHENSIVE LOSS	$(2,723)	$(5,280)

NET LOSS PER COMMON SHARE-BASIC	$(0.48)	$(0.28)
NET LOSS PER COMMON SHARE-DILUTED	$(0.48)	$(0.27)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2024 (audited)	19,664	$85,877	$15,202	$(61,008)	$(6,890)	$33,181
Share-based compensation	44	864	2,033	-	-	2,897
Vested restricted stock issued	26	535	(535)	-	-	-
Shares cancelled to pay tax liability	(4)	(224)	-	-	-	(224)
Other comprehensive income - pension	-	-	-	-	79	79
Net loss	-	-	-	(9,639)	-	(9,639)
Balance, June 30, 2025	19,730	$87,052	$16,700	$(70,647)	$(6,811)	$26,294

Share-based compensation	-	-	611	-	-	611
Vested restricted stock issued	14	286	(286)	-	-	-
Shares cancelled to pay tax liability	(1)	(20)	-	-	-	(20)
Other comprehensive income - pension	-	-	-	-	6,597	6,597
Net income	-	-	-	240	-	240
Balance, September 30, 2025	19,743	$87,318	$17,025	$(70,407)	$(214)	$33,722

Balance, December 31, 2023 (audited)	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation	18	411	2,293	-	-	2,704
Vested restricted stock issued	21	356	(356)	-	-	-
Shares cancelled to pay tax liability	(4)	(78)	-	-	-	(78)
Other comprehensive income - pension	-	-	-	-	136	136
Net loss	-	-	-	(3,247)	-	(3,247)
Balance, June 30, 2024	19,650	$85,369	$12,475	$(56,864)	$(6,761)	$34,219

Share-based compensation	-	-	1,320	-	-	1,320
Restricted stock and options cancellation	-	258	372	-	-	630
Vested restricted stock issued	7	141	(141)	-	-	-
Shares cancelled to pay tax liability	-	(10)	-	-	-	(10)
Other comprehensive income - pension	-	-	-	-	68	68
Net loss	-	-	-	(2,237)	-	(2,237)
Balance, September 30, 2024	19,657	$85,758	$14,026	$(59,101)	$(6,693)	$33,990

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,646)	$147

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and deferred development costs	(3,625)	(2,635)
Distributions (contributions) from (to) investment in joint venture	1,148	(19)
Purchases of debt securities	(15)	(3,155)
Maturities of debt securities	2,582	3,189
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	90	(2,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	-	3,000
Principal payments on long term debt	(130)	-
Debt and common stock issuance costs and other	(223)	(89)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(353)	2,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,909)	438
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,835	5,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,926	$6,138

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.4 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

●	Capitalized property and deferred development costs in accounts payable were $0.2 million and $0 at September 30, 2025 and 2024, respectively.

●	Assets transferred from deferred development to assets held for sale were $1.5 million and $0 at September 30, 2025 and 2024, respectively

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended September 30, 2025 and 2024. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Amortized cost and fair value of corporate debt securities at  September 30, 2025, and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Amortized cost	$120	$2,687
Unrealized gains	2	5
Fair value	$122	$2,692

Maturities of debt securities at September 30, 2025, and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	(unaudited)		(audited)
		(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$120	$122	$2,687	$2,692
Greater than one year through five years	-	-	-	-
Fair value	$120	$122	$2,687	$2,692

The fair value of debt securities was measured using Level 1 inputs, which are based on quotes for trades occurring in active markets for identical assets.

4.	DEFERRED DEVELOPMENT COSTS - DEVELOPMENT PROJECTS

Deferred development costs - development projects represents costs expended on the Company's various real estate development projects and capitalized in accordance with Accounting Standards Codification ("ASC") 360-10 Long-lived assets ("ASC-360"). The amounts capitalized at September 30, 2025, and December 31, 2024, were $14.5 million and $14.4 million, respectively.

5.	DEFERRED DEVELOPMENT COSTS - AGAVE VENTURE

Deferred development costs - Agave venture represents costs expended on the Company's new Agave venture and capitalized in accordance with ASC-360. The amounts capitalized at September 30, 2025, and December 31, 2024, were $1.0 million and $30,000, respectively.

6.	PROPERTY & EQUIPMENT, NET

Property and equipment, net at September 30, 2025, and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)
Land	$7,706	$7,715
Land improvements	12,633	13,158
Buildings	20,475	22,976
Machinery and equipment	6,899	9,124
Construction in progress	534	1,367
Total property and equipment	48,247	54,340
Less accumulated depreciation	(30,717)	(36,939)
Property and equipment, net	$17,530	$17,401

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

In  December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in  December 2024 and the second lot sold for $2.4 million in  February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended  December 31, 2024. Distributions of approximately $1.1 million were received during the nine months ended September 30, 2025. The remaining investment value of approximately $40,000 was written off in  September of 2025.

8.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $1.5 million and $4.3 million at September 30, 2025, and December 31, 2024, respectively. Billings in excess of costs and revenues were $0 and $3.2 million at September 30, 2025 and December 31, 2024, respectively.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $100,000 for each of the nine months ended September 30, 2025 and 2024.

9.	LONG-TERM DEBT

Long-term debt is comprised of amounts outstanding under the Company’s $15.0 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”) maturing on December 31, 2025. At September 30, 2025, $12.0 million was available from our Credit Facility, as the Company borrowed $3,000,000 during the year ended December 31, 2024. The Credit Facility provides options for revolving or term loan borrowing. Interest on loan borrowing is based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing may be fixed at the Bank’s commercial loan rates using an interest rate swap option. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The interest rate on this Credit Facility was 6.375% and 6.625% at September 30, 2025 and December 31, 2024, respectively.

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

The outstanding balance of the Credit Facility was $3,000,000 at September 30, 2025 and December 31, 2024. The Company was in compliance with the debt covenants for the Credit Facility at September 30, 2025. The Company is currently in the final stages of renewing its credit facility with its bank with an effective date of December 31, 2025 as the Company's current facility expires on December 31, 2025.

10.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$-	$912
Non-qualified retirement plans	1,591	1,596
Total	1,591	2,508
Less current portion	(140)	(140)
Non-current portion of accrued retirement benefits	$1,451	$2,368

The Company has a defined benefit pension plan (the “Defined Plan”), which covers many of its former bargaining unit employees and an unfunded non-qualified retirement plan (the “Non-qualified Plan”) covering nine former non-bargaining unit management employees and former executives. In 2009, the Non-qualified Plan was frozen, and all future vesting of additional benefits were discontinued, and in 2011, the pension benefits under the Defined Plan were frozen and all future vesting of additional benefits were discontinued. The Board of Directors (the “Board”) approved the termination of the Defined Plan and the Non-qualified Plan in 2023.

The net periodic benefit costs for pension and post-retirement benefits for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Interest cost	$-	$184	$252	$552
Expected return on plan assets	-	(174)	(216)	(522)
Amortization of net loss	-	68	321	204
Settlement expense	(587)	-	6,557	-
Pension and other postretirement expenses	$(587)	$78	$6,914	$234

Plan cash contributions in the amount of $1,060,000 were made to the Defined Plan during the nine months ended September 30, 2025. No contributions were required in 2024.

A settlement expense in the amount of $6,557,000 was recognized during the nine months ended September 30, 2025. A $6,557,000 non-cash GAAP expense to recognize the most current estimated costs to terminate the Defined pension plan was incurred during the nine months ended September 30, 2025. A cash contribution to the Defined plan in the amount of $1,060,000 was made during the nine months ended September 30, 2025. No contributions to the plan were required in 2024. Final expense recovery of $587,000 was recognized upon the final termination of the Defined plan which was completed during the third quarter of 2025.

11.	COMMITMENTS AND CONTINGENCIES

On December 31, 2018, the State of Hawai‘i Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is comprised of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and repair and improvement of a new wastewater treatment plant, which become final and binding unless a hearing is requested to contest the alleged violations and penalties.

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

On August 18, 2025, a complaint was filed in the Circuit Court of the Second Circuit, State of Hawaii, against the Company by TY Management Corporation, the owner of two golf courses, and the Plantation Estates Lot Owners Association (“PELOA”), the Association of Apartment Owners of the Coconut Grove on Kapalua, and the Association of Apartment Owners of the Ridge at Kapalua (three owner associations located within the Kapalua Resort Association), and Hui Momona Farms LLC, a Hawaii based LLC that is a member of PELOA, alleging the Company did not provide them irrigation water from Honokohau Stream due to a purported failure to maintain the ditch system that transports water from the stream. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

In September 2025, the Company answered the complaint and filed a counterclaim based on, among other things, the plaintiffs’ violations of irrigation use restrictions that protect public trust purposes and fire protection for the entire Kapalua community and defamatory statements. At the time of filings, the financial impact to the Company, if any, cannot be determined nor estimated. The Company will fully defend against the allegations and prosecute its counterclaims.

Since 2019, the availability of divertible water from Honokohau Stream has been reduced by Hawaii state law. The stream has also been experiencing record low stream flows due to ahistoric drought impacting the island of Maui. At its September 2025 meeting, the state agency responsible for administering the state water code (Commission on Water Resource Management) explained that rainfall contributes to runoff and baseflow to streams, and between September 2024- August 2025, annual rainfall in Honokohau Valley was 46% of normal. In sum, between reduced rainfall and Hawaii state law aimed at protecting public trust uses, including drinking water and traditional practices, there is less water available for private commercial irrigation.

In 2024 and 2025, MLP, as the developer of Kapalua and member of the Kapalua Resort Association ("KRA"), annexed lands into Kapalua pursuant to the established procedure in the governing declaration. According to KRA's records, the annexed lands are part of Kapalua.

On September 25, 2025, the owner of two golf courses and a subassociation of KRA that are also plaintiffs in the above lawsuit filed a second lawsuit in the Circuit Court of the Second Circuit, State of Hawai‘i, against certain directors of the KRA and the Company as declarant of the KRA, alleging that the annexations and related voting rights are invalid. The owner of the two golf courses and the subassociation have used their dispute regarding the annexations and related voting rights to delay the annual meeting of the KRA, which is required to be held by statute.

On October 10, 2025, the Company, as a member of the KRA and developer of Kapalua, petitioned the Second Circuit Court, State of Hawai‘i, to set the statutorily required annual meeting.

At the time of filing of both KRA-related proceedings, the financial impact to the Company, if any, cannot be determined or estimated. KRA is responsible for the defense of the directors named in the claim. The Company will fully defend against and prosecute the allegations.

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

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing revenues subject to ASC Topic 842, Leases for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Minimum rentals	$1,185	$1,083	$3,715	$3,105
Percentage rentals	641	734	1,828	1,783
Licensing fees	33	67	105	136
Other	584	374	1,227	725
Total	$2,443	$2,258	$6,875	$5,749

13.	SHARE-BASED COMPENSATION

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

The number of common shares subject to options granted in 2023 for annual board service, board committee service, and continued service of the Chairperson of the Board were 250,000 shares, 78,000 shares, and 400,000 shares, respectively. For annual board service and board committee service, the stock options granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. No shares underlying the 2023 stock option grants to directors, other than the Chairperson, remain unvested.

For continued board service of the Chairperson, the stock option grant has a contractual period of ten years, of which 133,334 shares vested on June 1, 2024, 133,333 shares vested on June 1, 2025 and 133,333 shares will vest on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 133,333 shares of unvested share options, or $0.3 million of unrecognized compensation cost, at September 30, 2025.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years of which 133,334 shares vested on January 1, 2025, 133,333 shares will vest on January 1, 2026, and 133,333 shares will vest on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 266,666 shares of unvested share options, or $1.0 million of unrecognized compensation cost at September 30, 2025.

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

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of September 30, 2025. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $0.8 million and $2.1 million for the three months ended September 30, 2025, and 2024. Included in these amounts were $0.5 million and $0.9 million of restricted common stock vested during the three months ended September 30, 2025, and 2024, respectively, and $0.3 million and $1.2 million of stock options vested during the three months ended September 30, 2025, and 2024, respectively. Share-based compensation expenses totaled $3.1 million and $4.7 million for the nine months ended September 30, 2025, and 2024. Included in these amounts were $1.3 million and $1.6 million of restricted common stock vested during the nine months ended September 30, 2025, and 2024, respectively, and $1.8 million and $3.1 million of stock options vested during the nine months ended September 30, 2025, and 2024, respectively.

14.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at September 30, 2025, and December 31, 2024.

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

Basic and diluted weighted-average shares outstanding were 19.7 million and 20.4 million, respectively, for each of the three months ended September 30, 2025 and the three months ended September 30, 2024.

Basic and diluted weighted-average shares outstanding were both 19.7 for the nine months ended September 30, 2025. Basic and diluted weighted-average shares outstanding were 19.7 and 20.4 million respectively, for the nine months ended September 30, 2024.

16.	REPORTABLE OPERATING SEGMENTS

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board. Reportable operating segments are as follows:

•	Land development and sales consists of land planning and entitlement, development, development related construction, and sales of land assets;

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

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

September 30, 2025
Operating revenues (1)	$4,211	$9,947	$774	$-	$14,932
Operating costs and expenses	(3,705)	(5,450)	(1,066)	-	(10,221)
Depreciation expense	(6)	(542)	(8)	(275)	(831)
General and administrative expenses	(548)	(731)	(183)	(5,267)	(6,729)
Operating income (loss)	(48)	3,224	(483)	(5,542)	(2,849)
Pension and other postretirement expenses					(6,914)
Interest expense					(162)
Gain on asset disposal					1
Other income					525
Loss from continuing operations					(9,399)

Capital expenditures (2)	$2,844	$670	$-	$111	$3,625
Assets (3)	$18,307	$17,514	$1,316	$8,702	$45,839

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

September 30, 2024
Operating revenues (1)	$200	$7,148	$805	$-	$8,153
Operating costs and expenses	(687)	(3,447)	(992)	-	(5,126)
Depreciation expense	-	(502)	-	(29)	(531)
General and administrative expenses	(500)	(667)	(167)	(6,678)	(8,012)
Operating income (loss)	(987)	2,532	(354)	(6,707)	(5,516)
Pension and other postretirement expenses					(234)
Interest expense					(5)
Other income					271
Loss from continuing operations					(5,484)

Capital expenditures (2)	$1,103	$1,532	$-	$-	$2,635
Assets (3)(4)	$16,042	$15,418	$1,219	$9,257	$41,936

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The land development and sales segment includes a $1.6 million equity method investment as of September 30, 2024.

17.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the nine months ended September 30, 2025 is described in Note 13 to our consolidated financial statements included in the Annual Report.

18.	NEW ACCOUNTING STANDARD ADOPTED

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC Topic 280), which requires public business entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have adopted this guidance, which resulted in modifications to our reportable segment disclosures, which can be found in Note 16 to our condensed consolidated financial statements.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 in Item 8 of the Annual Report. During the nine months ended September 30, 2025, the Company adopted a new accounting policy related to the Deferred Costs - Agave Venture, see Note 5 to our unaudited condensed consolidated financial statements.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740), which requires public business entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASC Topic 220), which requires public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026 and interim periods within annual reporting periods beginning after  December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As a key initiative of our strategic mission, we have advanced efforts to maximize the productivity of our leasable land and commercial properties. At September 30, 2025, our commercial properties and land were occupied at the following levels, with the net increase (decrease) in leased area as of September 30, 2025, compared to December 31, 2024:

Commercial Real Estate ("CRE")	Total	Leased		Net increase (decrease) in leased area Q3'25 vs Q3'24 Comparison
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	152,473	90%	11,295
Office	10,105	10,105	100%	-
Retail	61,004	57,854	95%	-
Residential	7,339	3,900	53%	900
Total CRE	247,328	224,332	91%	12,195

Land	Total	Leased		Net increase (decrease) in leased area
	Acres	Acres	Percent	Acres
Commercial/Industrial	19	19	100%	-
Residential	866	12	1%	-
Agriculture	10,356	4,653	45%	364
Conservation	11,045	-	0%	-
Total CRE	22,286	4,684	21%	364

From January 1, 2025 to September 30, 2025, the team has increased commercial property occupancy from 86% to 91%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers.  This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years, as we reach stabilization and fund the near-term costs for tenant improvements and leasing costs inherent with new tenancies.

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

Our strategic plan for land utilization aligns with our mission to meet the current and future needs of the community, in a significantly supply-constrained market. The plan identified four categories of improved and unimproved land actions.

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Paracels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	Complete	5 parcels
	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	Upcountry	Baldwin Ranch Estates Phase 2	31	Agriculture	Active construction and sales by JV partner	2 farm lots
	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,501	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	914	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	3,046	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,286

As a result of this strategic planning effort, our team is underway with concurrent activities to activate our land holdings to meet the long-term needs of the community, including the provision of land for agriculture and housing.

We have recognized revenue from 3 non-strategic parcel sales in the first nine months of 2025 and anticipate additional near-term sales revenues (1-3 years) from other remnant parcels for sale, along with improved land in active marketing for sale and/or development with partner(s).

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

In connection with the Honokeana Homes project, we have agreed to lease up to 50 acres to the State of Hawai‘i for up to seven years with no lease revenue, to support the needs of victims of the 2023 Lahaina wildfire. The State of Hawai‘i set aside an initial $35.5 million for the project to fund hard and soft costs related to horizontal improvements on the land. We have agreed to administer the horizontal improvements utilizing third party contractors, on a cost recovery basis with no direct profit from the administrative work.

Approximately $3.4 million was spent on behalf of the State of Hawai‘i during the nine months ended September 30, 2025 to administer the State of Hawai‘i's improvements on the Honokeana Homes emergency relief project. Approximately $2,694,000 in development expenditures were made on other projects during the nine months ended September 30, 2025, including expenditures on the Agave development amounting to approximately $1.0 million.

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

As part of the effort to reactivate dormant croplands that were formerly irrigated, graded and actively farmed, we have initiated a new scalable business venture to cultivate agave. The business aligns with our focus on creating living wage jobs for local families, connecting people to the land, and boosting environmental and economic sustainability. Agave is a drought tolerant, low-maintenance crop attracting a growing global demand for agave-based added-value products. Our strategy complements our ongoing leasing and development projects, and utilizes our prime landholdings to enable revenue upside potential from vertical integration with on-island distillation, regenerative agri-tourism and global distribution. Planting has begun on the agave farm this year with over 15,000 plants currently in the ground.

In September, the Company announced a strategic review of water source and transmission assets and formed a new Board subcommittee chaired by Director Ken Ota, an authority on water systems throughout Maui with years of experience in water related development and construction. The Company owns critical water-related assets on Maui, including source, storage, and transmission systems. In Upcountry Maui, assets include the Pi‘iholo Well, with an estimated capacity of over 1 million gallons per day, along with land for additional well sites, pumps and storage facilities. West Maui water assets include a collection of high-quality groundwater wells and a surface water system that provides the County of Maui with a large portion of Lahaina’s drinking water and irrigation water for Kapalua and the surrounding areas.

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

CONSOLIDATED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Operating revenues	$4,525	$3,028	$14,932	$8,153
Segment operating costs and expenses	(2,778)	(1,821)	(10,221)	(5,126)
General and administrative	(1,063)	(1,158)	(3,654)	(3,336)
Share-based compensation	(754)	(2,094)	(3,075)	(4,676)
Depreciation	(290)	(187)	(831)	(531)
Operating loss	(360)	(2,232)	(2,849)	(5,516)
Gain on assets disposal	-	-	1	-
Other income	71	75	525	271
Pension and other postretirement benefits (expenses)	587	(78)	(6,914)	(234)
Interest expense	(58)	(2)	(162)	(5)
Net income (loss)	$240	$(2,237)	$(9,399)	$(5,484)

Net income (loss) per Common Share - Basic	$0.01	$(0.11)	$(0.48)	$(0.28)

Net income (loss) per Common Share - Diluted	$0.01	$(0.11)	$(0.48)	$(0.27)

LAND DEVELOPMENT AND SALES

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$769	$-	$4,211	$200
Operating costs and expenses	(490)	(237)	(3,705)	(687)
Operating gain (loss)	$279	$(237)	$506	$(487)

Land development and sales operating revenues for the three months ended September 30, 2025, consisted of $0.2 million for the Honokeana Homes project revenue and sales of non-strategic remnant parcels amounting to $0.6 million, compared to $0 revenue for the Honokeana Homes project and no sales of real estate happened during the three months ended September 30, 2024.  Land development and sales operating revenues in the nine months ended September 30, 2025, have primarily consisted of the project revenue from the Honokeana Homes project. There were three sales of real estate during the nine months ended September 30, 2025 and one real estate sale during nine months ended September 30, 2024. The cadence of sales of real estate is variable from period to period as we continue to evaluate our commercial assets and land holdings to determine the best utilization of our assets in West Maui and in Upcountry Maui in the town of Hali‘imaile to increase value.

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

Land development and sales operating costs and expenses for the three months ended September 30, 2025, were comprised of $0.2 million in Honokeana Homes project direct costs. Approximately $0.2 million in development costs were incurred during the three months ended September 30, 2024. During the nine months ended September 30, 2025, approximately $3.4 million of the operating costs and expenses was spent towards real estate development expenditures related to the Honokeana Homes project compared to approximately $0.7 million that was spent towards real estate development expenditures during the nine months ended September 30, 2024.

Land development and sales are cyclical and depend on several factors, such as interest rate impacts on financing and demand. Results from one period are not indicative of future performance trends in this business segment. Prior to the Maui wildfires, which occurred on August 8, 2023, there was a shortage of primary housing supply on Maui. While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Maui wildfire accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$3,525	$2,729	$9,947	$7,148
Operating costs and expenses	(2,084)	(1,333)	(5,450)	(3,447)
Operating income	$1,441	$1,396	$4,497	$3,701

Operating revenues from leasing activities for the three months ended September 30, 2025, were comprised of $2.4 million from commercial, industrial, and agricultural leases, and $1.0 million comprised of $33,000 of licensing fees from our registered trademarks and trade names, approximately $0.8 million from potable and non-potable water system revenues, and $85,000 in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues from leasing activities for the three months ended September 30, 2024, were comprised of $2.2 million from commercial, industrial, and agricultural leases, and the remaining $0.5 million consisted of $0.1 million of licensing fees from our registered trademarks and trade names, approximately $0.3 million from potable and non-potable water system sales and $0.1 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

Operating revenues from leasing activities for the nine months ended September 30, 2025, were comprised primarily of $7.1 million from commercial, industrial, and agricultural leases, and the remaining $2.8 million was primarily comprised of $0.1 million of licensing fees from our registered trademarks and trade names, approximately $2.4 millions from potable and non-potable water system sales and $0.2 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues from leasing activities for the nine months ended September 30, 2024, were comprised primarily of $5.9 million from commercial, industrial, and agricultural leases, and the remaining $1.2 million was primarily comprised of $0.1 million of licensing fees from our registered trademarks and trade names, approximately $0.8 millions from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui began to increase and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the devastating Maui wildfires on August 8, 2023. The wildfires directly and critically impacted West Maui and took its toll on percentage rents and revenues for tourism based tenants. The $3.5 million in operating revenues for the three months ended September 30, 2025, compared to the $2.7 million for the three months ended September 30, 2024 and the $9.9 million of operating revenues from leasing activities for the nine months ended September 30, 2025, compared to $7.1 million for the nine months ended September 30, 2024 is an indication that tourism and visitor traffic is returning to pre-pandemic levels. The increase in operating revenues at September 30, 2025, compared to September 30, 2024, is reflective of our efforts to re-tenant, re-merchandise and convert below market leases to current market rate leases throughout the three commercial centers owned by the Company in the Kapalua Resort, Hali‘imaile Town and the Alaeloa Business Center and increases in water sales revenues.

The increase in leasing operating costs and expenses for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, can be attributed to increased leases executed in 2025 resulting in higher property maintenance costs for our commercial leasing portfolio properties, increased property management fees and commissions driven by the increased occupancy of our leasing portfolio, and the costs associated with our efforts to improve the tenant composition in our leasing portfolio.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES AND OTHER

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Operating revenues	$231	$299	$774	$805
Operating costs and expenses	(204)	(251)	(1,066)	(992)
Operating income (loss)	$27	$48	$(292)	$(187)

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

The operating revenues for the three and nine months ended September 30, 2025, remained stable compared to the three and nine months ended September 30, 2024. There has been a steady intake of new memberships to the Kapalua Club being sold across periods.

Operating costs and expenses decreased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to decreased fees for golf true ups due to restructuring of golf privileges made in 2024. Operating costs and expenses increased for the nine months ended September 30, 2025, compared to the nine month period ended September 30, 2024, due to bad debt write offs incurred in the first quarter of 2025.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the three months ended September 30, 2025, decreased by approximately $1.5 million, compared to the three months ended September 30, 2024, primarily attributable to a reduction in share-based compensation. General and administrative costs and share-based compensation for the nine months ended September 30, 2025, decreased by approximately $1.3 million, compared to the nine months ended September 30, 2024, primarily attributable to the same reason.

Share-based compensation for the nine months ended September 30, 2025 amounted to $3.1 million, compared to $4.7 million for the nine months ended September 30, 2024. The $1.6 million decrease is attributed to directors stock options that were fully vested at the end of first quarter of 2025. These differences are explained in the paragraphs below.

An option to purchase 400,000 shares of our common stock under the 2017 Equity and Incentive Award Plan (the Plan) was granted to our Chief Executive Officer during the three months ended March 31, 2024, 133,333 of these shares vested during the three months ended September 30, 2025. Additional information of the option issuance to the Chief Executive Officer is detailed in Note 13, Share-Based Compensation, to our unaudited condensed consolidated interim financial statements. During the nine months ended September 30, 2025, 229,709 shares of underlying stock options vested which were comprised of 96,375 underlying stock options issued to directors in May 2024, 133,334 option shares issued to the Chairperson of the Board in March 2023. For the nine months ended September 30, 2024, 422,084 shares of stock options vested which were comprised of 82,000 option shares issued to directors in May 2023, 340,084 underlying stock options issued to directors in May 2024 and 133,334 option shares issued to the Chairman of the Board in March 2023.

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

OTHER INCOME

Other income of $0.5 million and $0.3 million was earned during the nine months ended September 30, 2025, and 2024. During the nine months ended September 30, 2025 other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities and Employe Retention Credit revenue. During the nine months ended September 30, 2024, other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities. We do not maintain nor possess any off-balance sheet financings nor transactions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $4.9 million and $6.8 million at September 30, 2025, and December 31, 2024, respectively.

We also had investments in a bond fund with varying maturities in the amount of $0.1 million and $2.7 million at September 30, 2025, and December 31, 2024, respectively. Our investments consist of corporate bond securities maturing on various dates through November 2025. These bond investments yield approximately 4.35% at September 30, 2025. We intend to hold our bond securities until maturity.

At September 30, 2025, $12.0 million was available from our $15 million revolving line of credit facility (“Credit Facility”) with First Hawaiian Bank (“Bank”), as the Company borrowed $3,000,000 in 2024. The Credit Facility, which matures on December 31, 2025, provides for revolving or term loan borrowing options. Interest on revolving loan borrowings is calculated using the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

The terms of the Credit Facility include various representations, warranties, affirmative, negative and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined in the Credit Facility) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of our Credit Facility at September 30, 2025. We may borrow under our credit facility to invest in, and build value in, our assets and fund working capital if economic conditions are negatively impacted in future periods. The Company is currently in the final stages of renewing its Credit Facility with its bank with an effective date of December 31, 2025 as the Company's current facility expires on December 30, 2025.

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2025, was $1.6 million compared to $0.1 million provided by operating activities during the nine months ended September 30, 2024.

There was land development revenue during the nine months ended September 30, 2025, in the amount of $4.2 million primarily related to the Honokeana Homes project and two sales of real estate.  During the nine months ended September 30, 2024, there was one sale of real estate.

Interest income earned from our money market and bond investments was $0.2 million and $0.3 million for the nine months ended September 30, 2025, and 2024, respectively.

The outstanding balance of our Credit Facility was $3,000,000 at September 30, 2025. There were no interest payments due on our Credit Facility during the nine months ended September 30, 2025.

Aggregate contributions in the amount of $1,060,000 were required to be made to our defined benefit pension plan during the nine months ended September 30, 2025.

Net cash provided by investing activities for the nine months ended September 30, 2025, was approximately $90,000 compared to $2.6 million used during the nine months ended September 30, 2024. The increase in cash provided can be attributed to $2.6 million in maturities of debt securities, with no purchases of new debt securities during the nine months ended September 30, 2025. The increase was offset by $3.6 million in payments for property and deferred development costs during the nine months ended September 30, 2025, compared to $2.6 million spent on similar costs during the nine months ended September 30, 2024.

Net cash used in financing activities for the nine months ended September 30, 2025, was $0.3 million compared to $2.9 million provided during the nine months ended September 20, 2024, and can primarily be attributed to payments on long term debt in the nine months ended September 30, 2025, and borrowing in the nine months ended September 30, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 11, Commitments and Contingencies, to our unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the nine months ended September 30, 2025, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended September 30, 2025.

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

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K)

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

MAUI LAND & PINEAPPLE COMPANY, INC.

November 14, 2025	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)