Form 10-K
period 2025-12-31
MAUI LAND & PINEAPPLE CO INC
filed 2026-04-01
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

$137,369,589 (Aggregate market value of common stock held by non-affiliates of the company on June 30, 2025)	19,868,771 (Number of shares of common stock outstanding at March 27, 2026)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), filed by Maui Land & Pineapple Company, Inc. with the Securities and Exchange Commission (“SEC”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. Forward-looking statements include all statements that are not statements of historical fact contained in this Annual Report and can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “pursue,” “will,” or “would,” or the negative or other variations thereof or comparable terminology. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future events, future financial performance, results of operations, strategic plans and objectives, and recent accounting pronouncements. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to considerable risks and uncertainties impacted by various factors, including the following, without limitation:

●

the occurrence of natural disasters such as wildfires (including the Maui wildfires that occurred on August 8, 2023), floods, changes in weather conditions, or threats of the spread of contagious diseases, such as pandemics;

●	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insured limits and in receivables due from our commercial leasing portfolio;

●	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, inflationary pressures, and changes in income and asset values;

●	risks associated with real estate investments, including fluctuations in demand for real estate and tourism in Hawai‘i and Maui;

●	security incidents through cyberattacks or intrusions on our information systems;

●

our ability to complete land development projects within forecasted time and budget expectations, including risks related to construction delays, labor shortages, and obtaining the necessary permits and approvals;

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

We own approximately 22,300 acres of land and 247,000 square feet of commercial property on the island of Maui, Hawai‘i which we put into productive use by planning, managing, developing, and selling residential, resort, commercial, agricultural, and industrial real estate through three business segments:

Land Development and Sales:	Our land development and sales operations consist of land planning and entitlement, development, development related construction, and sales activities.

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

Business Segments

Land Development and Sales

Our Land Development and Sales segment includes all land planning, entitlement, development, and sales activities of our landholdings on Maui. Our principal real estate development is the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The following is a summary of our landholdings in approximate number of acres as of December 31, 2025:

	West Maui	Upcountry Maui	Total
Commercial/Industrial	19	-	19
Residential/Resort/Mixed-use	866	-	866
Agricultural	8,871	1,485	10,356
Conservation/watershed	11,045	-	11,045
Total	20,801	1,485	22,286

Revenues from our Land Development and Sales segment totaled approximately $5,811,000, or 30% of our total operating revenues for the year ended December 31, 2025.

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

In 2024, our primary activities in this segment focused on the marketing and sale of non-strategic parcels and initiating the development of active projects. In addition to strategic planning of our entire asset portfolio, we have approximately 7,954 acres of land on Maui that are in various stages of active planning and development process. The following is a summary of our active land development projects as of December 31, 2025:

	Approximate		Approximate Project
Location/Project	Number of Acres	Zoned for Planned Use	Start/End Dates

West Maui - Kapalua Resort - Makai	36	Yes	2024-2034
West Maui - Kapalua Resort - Central	46	Yes	2024-2031
West Maui - Kapalua Resort - Mauka	922	Yes	2024-2034
West Maui - State Temporary Housing	50	Yes	2024-2026
Upcountry Maui - Hali'imaile Ranch	325	Yes	2024-2031
West Maui - Honokeana Farms	1,480	Yes	2024-2033
West Maui - Kapalua Ranch	914	Yes	2025-2030
Upcountry Maui - Hali‘imaile Farms	757	Yes	2025-2041
West Maui - Kahana Farms	2,840	Yes	2025-2036
Upcountry Maui - Hali‘imaile Farm Land	348	Yes	2025-2035
Total	7,718

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

Kapalua Makai is a 36-acre project of the Kapalua Resort which is located adjacent to Honokahua Bay, also known as DT Fleming Beach Park. The land has State and County land use entitlements to deliver up to 573 residences, 349 hotel units, and new commercial and/or resort amenities.  As of this filing, planning efforts are in process for this project.

Kapalua Central Resort is a commercial town center and residential community located in the heart of the Kapalua Resort. It is comprised of 46 acres and State and County land use entitlements have been secured for this project. The project is currently planned to include up to 196 residential units and 61,000 square feet of commercial space. In December 2021, we entered into an agreement to sell the Kapalua Central Resort property for $40.0 million. On April 11, 2023, we regained control of the project from the buyer after the purchase agreement terminated due to the buyer failing to extend the applicable construction completion deadline under a Special Management Area (“SMA”) permit. We are currently processing an extension under the SMA permit issued by the County of Maui for the property. We are actively working with our consultants and engaging with the community in preparation for the permit extension, which is anticipated to occur in 2026.

Kapalua Mauka was master planned and entitled in 2008 as a luxury single-family residential neighborhood within Kapalua Resort. The property is located directly upslope of the existing resort development. The first phase of Kapalua Mauka, consisting of 51 residential lots, was subdivided, sold to a developer, and has since been completed. The remaining project area encompasses approximately 922 acres of land and has State and County land use entitlements to deliver up to 639 single-family homes, resort amenities, and an additional golf course or recreational space. As of this filing, planning and pre-development efforts are underway for the project.

Upcountry Maui - Hali'imaile Town: Hali‘imaile is an existing town located in Upcountry Maui, adjacent to historic Makawao Town. We own approximately 1,485 acres in Hali‘imaile zoned for agriculture, light industrial, and business. The majority of this land is in a federal Tax Cuts and Jobs Act (“TCJA”) Opportunity Zone.  Our landholdings include 290 acres classified for growth potential as “Small Town” in the long-range County of Maui Island Plan. As of this filing, we are underway with development activities including planning, design, and subdivision for all land in Hali‘imaile.

In December 2023, we entered into a joint venture, BRE2 LLC (“BRE2”), with Stone Properties, a Maui based developer. The joint venture developed approximately 31 acres in Hali‘imaile Town into two ranch lots. BRE2 sold one ranch lot during the year ended December 31, 2024. The second ranch lot sold and closed in February 2025.

As we develop these and other strategic projects, we expect to finance pre-development costs with operating revenues, proceeds from non-strategic land sales, debt financing, capital from joint venture partners, other sources, or a combination of these methods.

The price and market for resort and other real estate in Maui is generally cyclical and influenced by various factors, including but not limited to (i) interest rates, (ii) other real estate markets in the mainland United States, specifically the west coast, where Hawai‘i is a popular location for vacations and the second-home market, (iii) the general condition of the economy in the United States and Asia, (iv) the relationship of the dollar to foreign currencies, (v) natural disasters, including wildfires and floods, (vi) environmental regulations, and (vii) tourism trends. Our Land Development and Sales segment faces competition from other landowners and developers in Maui, as well as in other parts of Hawai‘i and the mainland United States. Our land holdings in West Maui have historically been highly desired due to their proximity to both beaches and mountains as well as amenities, along with a natural grade which provides a majority of the land with unobstructed ocean views.

Leasing

Our Leasing segment includes commercial, industrial, and agricultural leases of land and property, licensing of our registered trademarks and trade names, sales of potable and non-potable water in West and Upcountry Maui, and grants related to watershed stewardship and conservation efforts.

Revenues from our Leasing segment totaled $12.8 million, or approximately 66% of our total operating revenues for the year ended December 31, 2025.

Commercial and Industrial Leases – We are the owner and lessor of 247,328 square feet of commercial, retail and light industrial properties, including restaurants, retail outlets, office buildings, warehouses and Kapalua Resort activities. The following summarizes information related to our commercial, retail and industrial leases as of December 31, 2025:

	Total	Average	Lease
	Square	Occupancy	Expiration
	Footage	Percentage	Dates
Kapalua Resort	72,169	85%	2026-2038
Other West Maui	40,050	98%	2025-2034
Upcountry Maui	135,109	82%	2026-2034

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

Revenues from our Resort Amenities segment totaled $0.8 million, or approximately 4% of our total operating revenues for the year ended December 31, 2025.

The Kapalua Club is principally dependent on the overall appeal and success of the Kapalua Resort. The resort faces competition from other resort destination communities on Maui and other parts of Hawai‘i.

Employees

As of December 31, 2025, we had twenty employees, all of whom were full-time employees. None of our employees are members of a collective bargaining group.

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

•	high unemployment rates and low consumer confidence;

•	the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates;

•	energy costs, including fuel costs, which could impact the cost and desirability of traveling to Hawai‘i;

•	local, state, and federal government regulation, including eminent domain laws, which may result in a taking for less compensation than what we believe our property is worth;

•	the popularity of the Kapalua Resort area, the island of Maui, and the State of Hawai‘i as a vacation destination or second home market;

•	the relationship of the dollar to foreign currencies;

•	tax law changes, including limits or potential elimination of the deductibility of certain mortgage interest expenses, real property taxes and employee relocation expenses; and/or

•	acts of God, such as wildfires as recently experienced on Maui, tsunamis, hurricanes, earthquakes, and other natural disasters, including the impacts of pandemic.

Changes in any of the foregoing could have a material adverse effect on our business by causing a more significant decline in the market for residential or luxury real estate, which, in turn, could adversely affect our development plans, revenues and profitability. During low periods of demand, real estate may remain on hand for much longer than expected or be sold at lower-than-expected returns, or even at a loss, which could impair our liquidity and ability to proceed with development projects and negatively affect our operating results. Sustained adverse changes to our development plans could result in impairment charges or write-offs of deferred development costs, which could have a material adverse impact on our financial condition and results of operations. In addition, in the current economic environment, equity real estate investments may be difficult to sell quickly, and we may not be able to adjust our portfolio of properties quickly in response to economic or other conditions.

Because we are located in Hawai‘i and therefore apart from the mainland United States, our financial results are more sensitive to certain economic factors, such as spending on tourism and increased fuel and travel costs, which may adversely impact and materially affect our business, financial condition and results of operations.

Our businesses are dependent on attracting visitors to the Kapalua Resort, to the island of Maui, and to the State of Hawai‘i as a whole. Economic factors that affect the number of visitors, their length of stay or expenditure levels will affect our financial performance. Factors such as worldwide economic uncertainty and weakness, the level of unemployment in Hawai‘i and the mainland United States, natural disasters, substantial increases in the cost of energy, including fuel costs, and events in the airline industry that may reduce passenger capacity or increase traveling costs could reduce the number of visitors to the Kapalua Resort and negatively affect a potential buyer’s demand for our future property developments, each of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the threat, or perceived threat, of heightened terrorist activity in the United States or other geopolitical events, or the threat, or perceived threat, of the spread of contagious diseases, including the impacts of pandemics, could negatively affect a potential visitor’s choice of vacation destination or second home location or result in travel bans that could, as a result, have a material adverse impact on our business, financial condition and results of operations.

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

Natural disasters, including wildfires, tsunamis, hurricanes, earthquakes and others, could damage our resort and real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their assets or operations. The wildfires in August 2023 devasted the town of Lahaina, Maui and negatively impacted tourism to the area and the local economy. We expect the aftermath of the wildfires to continue to impact commercial activity throughout the island of Maui, and there is uncertainty as to how long it will take Maui to rebuild, return tourism to historic levels, and recover economically. Until such time as commercial activity and tourism return to normal levels, the impact of the wildfires continues to negatively impact operations as it did through 2025.

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

Risks Related to Indebtedness

We have entered into a credit agreement for a $25.0 million revolving line of credit facility with a bank. The credit facility has a maturity date of December 31, 2030 and its terms include certain financial and operating covenants, which if we fail to satisfy, could accelerate our repayment obligations, and adversely affect our operations and financial results.

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

During the year ended December 31, 2025, the low and high share prices of our common stock ranged from $13.84 to $22.23. Our stock price has been, and may continue to be, subject to significant volatility. Among others, including the risks and uncertainties discussed in this Annual Report, the following factors, some of which are out of our control, may cause the market price of our common stock to continue to be volatile:

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

Affiliates of our company owned, in the aggregate, a majority of our outstanding shares at December 31, 2025. As a result, if these affiliates were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, these affiliates may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control. In addition, Steve Case, a member of our board of directors, has pledged an aggregate of 8,993,750 shares as collateral security for certain obligations to Bank of Hawaii and First Hawaiian Bank. Any foreclosure or forced sale of these pledged shares could alter the composition of our stockholder base in a manner that increases the difficulties to obtain the requisite support for an acquisition or change in control favored by other stockholders.

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2025 was approximately 21,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Our IT Manager, along with the information security and technical consultants hired by us, help identify, assess, and manage our cybersecurity threats and risks. They work to identify and assess risks from cybersecurity threats by monitoring and evaluating the threat environment using various methods including manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, conducting periodic audits and threat assessments, conducting regular vulnerability assessments, and utilizing external threat intelligence.

Depending on the environment, system, and data, we implement and maintain certain technical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, detection and incident response procedures, vulnerability management process, disaster recovery/business continuity plans, encryption, network security controls, user access controls including multifactor authentication and role-based access, data segregation, asset management, continuous systems monitoring, vendor risk management program, employee training, penetration testing and cybersecurity insurance with coverage limits appropriate to our risk profile.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. We prioritize cybersecurity risks based on their potential impact and likelihood, focusing our resources on mitigating threats that are more likely to lead to a material impact to our business results of operations, or financial condition.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, professional services firms, cybersecurity consultants, managed cybersecurity service providers, penetration testing firms, and forensics investigators as needed.

We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and various supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers which includes, depending on the vendor, nature of the services provided, and sensitivity of the Information Systems and Data at issue: risk based assessments designed to help identify cybersecurity risks associated with the vendor, security questionnaires, review of independent security assessments, and imposition of contractual obligations related to cybersecurity.

As of the date of this Annual Report, we have not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operation or financial condition.

Governance

Our Board oversees the Company’s cybersecurity risk management as part of its overall risk oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats. The Audit Committee reports to the Board at least quarterly regarding its oversight of cybersecurity risk matters.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including our IT Manager, who has twenty-five years of experience in cybersecurity, networking and system engineering.

Item 2.	PROPERTIES

Most of our land was acquired from 1911 to 1932 and, accordingly, has a relatively low-cost basis. The following is a summary of the approximate acreage of our landholdings as of December 31, 2025:

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

DOH Order

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

The DOH agreed to defer the Order while we implement an approved corrective action plan to address the facility’s wastewater effluent issues. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted identifying various technical solutions that could be implemented to resolve the Order. We submitted a plan and proposed solution to resolve the Order. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company continues to make progress with the DOH and was, as of the date of this Annual Report, awaiting approval of submitted engineering and design drawings from the State of Hawai‘i.

We have accrued approximately $23,000 related to the administrative penalty as of December 31, 2025. We are currently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order. Accordingly, no additional provision has been made in the accompanying financial statements.

Maui County Water Filtration Settlement

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers have agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematicide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $23,000 for the reimbursement of filtration and maintenance costs during the years ended December 31, 2025 and 2024. At the time of filing this Annual Report, the Company is not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded because the Company cannot reasonably estimate the possible amount, or range of amounts, if any, of any probable liability.

Honokohau Stream Irrigation Water Dispute

On August 18, 2025, TY Management Corporation, which owns two golf courses, the Plantation Estates Lot Owners Association (“PELOA”), the Association of Apartment Owners of the Coconut Grove on Kapalua, and the Association of Apartment Owners of the Ridge at Kapalua (three owner associations located within the Kapalua Resort Association (“KRA”)), and Hui Momona Farms LLC, a Hawaii-based company that is a member of PELOA (collectively, the “Plaintiffs”), filed a complaint against the Company in the Circuity Court of the Second Circuit, State of Hawaii. The complaint alleged the Company failed to provide irrigation water from Honokohau Stream due to an alleged failure to maintain the ditch system that transports water from the stream. The complaint seeks declaratory and injunctive relief and unspecified monetary damages. The Company's insurance carrier accepted the claim and tendered defense on behalf of the Company.

In September 2025, the Company responded to the complaint and asserted counterclaims, including claims based on, alleged violations by Plaintiffs of irrigation-use restrictions intended to protect public trust purposes and fire protection for the entire Kapalua community as well as claims relating to alleged defamatory statements. At the time of filing this Annual Report, the Company cannot reasonably estimate the possible loss or range of loss, or recovery from the counterclaim, if any, associated with this matter. The Company intends to defend against the claims and to prosecute its counterclaims.

Since 2019, the availability of divertible water from Honokohau Stream has been reduced under Hawaii state law. In addition, the stream has experienced record low flows associated with historic drought conditions impacting the island of Maui. At its September 2025 meeting, the Commission on Water Resource Management, the state agency responsible for administering the state water code, reported that rainfall contributes to runoff and baseflow to streams, and that for the period between September 2024and August 2025, annual rainfall in Honokohau Valley was 46% of normal. As a result of reduced rainfall and Hawaii state law public trust uses, including drinking water and traditional practices, there has been less water available for private commercial irrigation.

KRA Annexations

In 2024 and 2025, the Company, as the developer of Kapalua and member of the KRA, annexed certain lands into Kapalua in accordance with procedures set forth in the KRA’s governing declaration. KRA's records reflect the annexed lands are part of Kapalua.

On September 25, 2025, TY Management Corporation and derivatively on behalf of KRA, filed a lawsuit in the Circuit Court of the Second Circuit, State of Hawai‘i, against certain directors of KRA and the Company as declarant of KRA, alleging that the annexations and related voting rights are invalid. As a result of the disputes regarding the annexations and related voting rights, KRA’s annual meeting had not been held as of the date of this Annual Report, as required to be held by Hawaii statutes.

On October 10, 2025, the Company, as a member of KRA and developer of Kapalua, petitioned the Second Circuit Court, State of Hawai‘i, to set the annual meeting.

At the time of filing of this Annual Report, the financial impact to the Company, if any, cannot be determined or estimated. KRA is responsible for the defense of the directors named in the claim. The Company will fully defend against and prosecute the allegations.

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

Our common stock is traded on the NYSE under the symbol “MLP.” As of March 12, 2026, there were 218 stockholders of record of our common stock, which do not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since March 2001. We currently do not anticipate declaring or paying any cash dividends.

Unregistered Sales of Equity Securities

None.

Repurchases

None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Annual Report on Form 10-K and audited consolidated financial statements and related notes are for the year ended December 31, 2025. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

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

In recent years, we have continued to implement our strategic plan focused on our mission of optimizing our assets for their most productive use. We have advanced a range of land development and housing projects designed to build stronger and more vibrant communities and enhance long-term asset value. We strengthened our foundation with the addition of key experts to our board and management team to ensure we can effectively establish plans for each parcel and self-perform value creating projects. We also created a land management team responsible for risk mitigation strategies and productive use of fallow farm and ranch lands throughout our portfolio. Our local team has enhanced our ability to manage assets effectively and execute value-creating projects. In 2024, we established new office locations in West Maui and Upcountry, to enable our team to be present within the community to foster stronger relationships and ensure responsible stewardship of our assets.

In 2025, we continue to advance efforts to maximize the productivity of our leasable land and commercial properties. We identified and addressed critical deferred maintenance in our town centers, allowing us to create spaces for many businesses who lost their locations in the 2023 Maui wildfires. This effort has increased occupancy and leasing revenue over the past year while adding vibrancy and creating a sense of place in our communities. As of December 31, 2025, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		Net increase (decrease) in leased area for 2025
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	151,105	89%	8,952
Office	10,105	10,105	100%	-
Retail	61,004	58,852	96%	2,540
Residential	7,339	7,339	100%	4,339
Total CRE	247,328	227,401	92%	15,831

Land	Total	Leased		Net increase (decrease) in leased area for 2025
	Acres	Acres	Percent	Acres
Commercial/Industrial	19	19	100%	-
Residential	866	12	1%	-
Agriculture	10,356	4,656	45%	3
Conservation	11,045	-	0%	-
Total Land	22,286	4,687	21%	3

During 2025, the team increased commercial property occupancy from 86% to 92%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers. During the two-year period from January 1, 2024 to December 31, 2025, the Company executed 42 new leases, 15 of which were executed in the year ended December 31, 2025. Of the total leases, 34 of them were commercial property leases covering 83,812 leasable square feet and 8 of them were land leases covering 1,131 acres.

This effort will continue, along with capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to increase in the coming years as we reach stabilization, the Maui market continues to recover from the 2023 Maui wildfires, and we complete the tenant improvements and leasing costs inherent with new tenancies.

To enable the productive use of land for homes, businesses, farms, resort projects, or otherwise, we generally must make improvements to the land. These improvements take the form of master planning, entitlements and zoning, subdivision of large parcels into useful lot sizes, or the addition of infrastructure, enabling it to be placed into productive use. In 2024, we completed portfolio-wide strategic plans across all 22,300 acres to prioritize and guide actions of the Company in the forthcoming quarters. The execution of 42 commercial and land leases since January 1, 2024 demonstrates the successful implementation of this strategy.

Our strategic plan for land utilization aligns with our mission to meet the current and future needs of the community, in a significantly supply-constrained market. In 2025 and 2024, we listed non-strategic assets for sale and began monetizing them through direct customer sales and a structured partnership approach. The plan identified four categories of improved and unimproved land actions as follows in the table below.

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Paracels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	Complete	5 parcels
	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	West Maui	Kapalua Resort - Makai	36	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	922	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,725	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	914	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	2,640	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,604	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,452	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	492	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,286

Near-term sales revenues (1-3 years) may be anticipated from our remnant and non-strategic parcels for sale, along with improved land in active marketing for sale and/or development.

In 2024, our team began to self-perform priority land development projects, including the planning and engineering of Kapalua Resort projects and the preliminary subdivision of a 325-acre former ranch site in Upcountry, Maui. Unimproved land in active planning and improvements will likely require three or more years before improvements are completed and revenue generation is realized. Funding for soft cost improvements, if not covered by our commercial properties and land leasing cashflow, will likely be provided by remnant non-strategic parcel sales and our revolving line of credit. In 2025, we sold six remnant land parcels for aggregate proceeds of $2.4 million and a $10.0 million purchase agreement with Harvest Church was executed for a 6.5-acre parcel to be used for its Kapalua campus. We currently expect the closing to occur in 2027, subject to customary closing conditions. As we incur infrastructure and other site improvement hard costs, we expect to fund them primarilythrough project presale deposits and construction financing.

For the Honokeana Homes State Temporary Housing Project, we have leased approximately 50 acres to the State of Hawai‘i and we are administering construction of necessary improvements to support temporary homes for individuals and families displaced by the Maui wildfires on August 8, 2023.  The land will be leased at no cost for a term of five years, plus the duration of time necessary to construct the temporary homes. The land is a portion of a larger, 1,377-acre parcel owned by the Company. The agreement provides the State will fund all costs to complete the project, including approximately $35.5 million to complete the necessary horizontal improvements.  The Company has agreed to administer the construction of the horizontal improvements and, at the State’s election, the subsequent vertical improvements for which costs have not yet been estimated. We will provide these administration services to the State at its cost and will not directly profit from these services. After the end of the lease, the State will remove any vertical improvements unless the Company requests that specific improvements remain. As of the date of this Annual Report, the project is on hold at the direction of the State of Hawaii. At the time of filing of this Annual Report, we have not received an update on the project or an indication to when the project will resume. During the year ended December 31, 2025, MLP recorded $3.4 million in Honokeana Homes project revenue, which was State of Hawai’I reimbursement for the costs incurred by the Company.

We expect unimproved land identified for long-term leasing and ongoing asset management to be leased or licensed for diversified agricultural, conservation, and cultural uses for at least the next ten years. We have approximately 1,026 acres have been leased to Ka Ike Ranch, a local family-owned and operated business committed to local food production and sustainable ranching. Our unimproved land portfolio also includes the Pu’u Kukui Watershed, which is over 8,600 acres and is actively managed to maximize rainfall capture and recharge of the aquifer which provides approximately 70% of the water consumed in West Maui. The Company is focused on continuing to increase the occupancy of these agricultural lands to improve productivity via economic activity and local food production.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2025 and 2024

CONSOLIDATED

	Years Ended December 31,
	2025	2024
	(in thousands)

Operating revenues	$19,457	$11,565
Segment operating costs and expenses	(13,807)	(7,587)
General and administrative	(4,744)	(4,297)
Share-based compensation	(4,318)	(6,312)
Depreciation	(1,135)	(723)
Operating loss	(4,547)	(7,354)
Gain from dercognition of nonfinancial asset	-	-
Gain (Loss) on asset disposal	(15)	48
Other income	1,111	924
Pension and other postretirement expenses	(6,912)	(948)
Interest expense	(216)	(61)
Net loss	$(10,579)	(7,391)

Net loss per Common Share - Basic and Diluted	$(0.54)	$(0.38)

LAND DEVELOPMENT AND SALES

	Years Ended December 31,
	2025	2024
	(in thousands)

Operating revenues	$5,811	$520
Operating costs and expenses	(3,963)	(1,104)
Operating income (loss)	$1,848	$(584)

Land Development and Sales operating revenues include the sales of our real estate inventory. The increase in our Land Development and Sales revenues and expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was attributed to sales of non-strategic remnant real estate inventory and construction revenues and expenses for the Honokeana Homes Temporary Housing Project incurred during the year.

The most significant real estate development expenditures during the year ended December 31, 2025 were related to the Honokeana Homes Temporary Housing Project. There were no significant real estate development expenditures during the year ended December 31, 2024.

The Company returned to its agricultural heritage and launched a new drought-tolerant agricultural venture, planting approximately 38 acres of blue weber agave on underutilized croplands in Upcountry, Maui, during the year ended December 31, 2025. The Company will advance efforts to develop value-added products with this drought-tolerant crop. Agave will be reported as a new business segment beginning in the first quarter reporting of 2026.  This agricultural venture is integrated with the subdivision of the 325-acre former ranch site, Hali‘imaile Ranch in Upcountry, Maui.

Land Development and Sales activities are cyclical and depend on several factors. Results for one period are therefore not necessarily indicative of future performance trends in this business segment. Prior to the Maui wildfires there was a shortage of primary housing supply on Maui.  While the provision of land to generate primary housing and additional jobs was a priority of ours prior to the wildfires, the loss of over 2,000 homes and over 3,000 jobs in the Lahaina wildfire have accelerated our efforts to get land into productive use to meet these critical needs.

LEASING

	Years Ended
	December 31,
	2025	2024
	(in thousands)

Operating revenues	$12,799	$9,621
Operating costs and expenses	(8, 456)	(5,006)
Operating income	$4,343	$4,615

Operating revenues from leasing activities for the year ended December 31, 2025, were comprised of $9.5 million from commercial, industrial, and agricultural leases, $0.1 million of licensing fees from our registered trademarks and trade names, $2.9 million from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed, compared to $8.0 million from commercial, industrial, and agricultural leases, $0.2 million of licensing fees from our registered trademarks and trade names, $1.1 million from potable and non-potable water system sales and $0.3 million in grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed for the year ended December 31, 2024.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui increased and these percentage rents, leasing revenues in general and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the 2023 Maui wildfires. The wildfires impacted West Maui tourism and reduced percentage rents and licensing revenues for tourism-based tenants. Revenue recognized from percentage rents and land licensing in 2025 amounted to $2.4 million as compared to $2.3 million in 2024, an increase of $0.1 million. Tourist traffic has started increasing again post-wildfire, and as a result, it is anticipated that percentage rents will return to pre-wildfire levels in 2026 to 2027.

The increase in leasing operating costs and expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to higher insurance costs and property maintenance costs for our commercial leasing portfolio properties and the property management fees and leasing commissions to grow our leasing portfolio..

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

RESORT AMENITIES

	Years Ended
	December 31,
	2025	2024
	(in thousands)

Operating revenues	$847	$1,424
Operating costs and expenses	(1,388)	(1,477)
Operating income (loss)	$(541)	$(53)

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

The decrease in operating revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, were due to discontinued fractional memberships for a resort hotel property, a dues refund during a two month closure of the golf courses, and one-time collection of past due debts in 2024 that did not re-occur in 2025.

OTHER INCOME

Investment income of approximately $0.3 million was earned from our money market and bond investment portfolio during the years ended December 31, 2025 and 2024.

Insurance claim proceeds of approximately $0.6 million was recognized during the year ended December 31, 2025 for repairs and reconstruction costs required to rebuild the Puu Koa Reservoir. The reservoir liner was severely damaged as a result of the high winds during the August 2023 Maui wildfires.

An Employee Retention Credit, a COVID relief tax credit of approximately $0.2 million was received and recognized during the year ended December 31, 2025.

In  December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in December 2024 and the second lot sold for $2.4 million in  February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended December 31, 2024 and approximately $1.1 million during the year ended December 31, 2025. The remaining investment value of approximately $40,000 was written off during 2025.

PENSION EXPENSE

In 2025, we terminated our defined benefit pension plan (the “Defined Plan”). In connection with the termination, we recognized a settlement expense in the amount of $6,556,000 during the year ended December 31, 2025.  We recorded an expense recovery of $587,000 during the year ended December 31, 2025. We made a cash contribution to the Defined Plan in the amount of $1,060,000 during the year ended December 31, 2025. No contributions to the plan were required in 2024. The GAAP expense related to the plan termination directly impacted net loss in 2025 however, expense for the Defined Plan termination was a one-time event.

SHARE-BASED COMPENSATION PLANS

The Company accounts for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of any forfeitures that may occur prior to vesting is estimated and considered in the expense recognized. The decrease in share-based compensation expenses were primarily attributed to a $2.2 million decrease in non-cash stock compensation costs during the year ended December 31, 2025 due to valuation expenses for stock options issued to the directors of the Company and the Chief Executive Officer. Beginning in 2025, the Compensation Committee eliminated the use of options and replaced them with restricted stock grants. This change provides more predictable value to directors and executives while maintaining alignment with shareholders and reduces the number of underlying shares used to compensate our Directors and Named Executive Officers and the related compensation expense.

INTEREST EXPENSE

There was $4.0 million of borrowings outstanding on our credit facility with a bank at December 31, 2025. There were $3.0 million of borrowings outstanding at December 31, 2024. On December 31, 2025 and 2024, interest rates on our credit facility were 5.625% and 6.375%, respectively. Interest expense paid on our credit facility during the year ended December 31, 2025 and 2024 equaled approximately $186,000 and $55,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $5.3 million and $6.8 million at December 31, 2025 and 2024, respectively. We hold deposit accounts with several local banks in Hawai‘i. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We rely on the financial strength and stability of these banks and have no reason to believe that our deposits would be unavailable on demand.

Our investments consisted of corporate bond securities maturing over various dates through the end of 2025. All the bond investments matured during 2025 and the fair value of investments was $0 at December 31, 2025.

We also had $21.0 million and $12.0 million of available credit under a revolving line of credit facility with First Hawaiian Bank (the “Bank”) (the “Credit Facility”) as of December 31, 2025 and 2024, respectively. On December 22, 2025, we executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement (collectively the “Agreements”) extending the maturity date of the Credit Facility to December 31, 2030 and increasing the credit limit to $25.0 million. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants under the Credit Facility at December 31, 2025.

Cash Flows

Net cash flow provided by our operating activities totaled $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Plan cash contributions in the amount of $1,060,000 were made to the Defined Plan during the year ended December 31, 2025. Minimum funding contributions to our defined benefit pension plan were not required during the year ended December 31, 2024.

Interest income from our investment portfolio was $0.3 million for each of the years ended December 31, 2025 and 2024. Our bond investments yielded approximately 2.90% and 4.35% in aggregate at December 31, 2025 and 2024, respectively.

Future Cash Inflows and Outflows

Land development costs to be capitalized are budgeted at $4.6 million for 2026. This includes costs for planning, engineering, permitting, subdivision, and preliminary site improvements on various projects totaling approximately 7,900 acres. These projects include three Kapalua resort projects (Central Resort, Mauka, and Makai) along with farm subdivision projects in Upcountry and West Maui. This investment reflects the expanding volume of active, value-adding projects in the pipeline to create value and meet Maui's need for increased housing inventory, job opportunities, and farms for local food production.

Maintenance and capital improvements on the Company’s commercial assets in the Kapalua Town Center, Alaeloa Business Center and the Hali‘imaile Town Center are budgeted at $0.8 million and we estimate that $1.8 million will be expended on our water assets and infrastructure which includes our West Maui water wells, Honolua ditch system, Ka‘ili‘ili ditch system in upcountry Maui and our Hali‘imaile Waste Water Treatment system. Budgeted amounts are approximate estimates and can vary significantly based on a number of factors. Costs in excess of billings amounts may materially and adversely affect our operating results, liquidity and financial condition.

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

•

Held-to-maturity debt securities are stated at amortized cost. Investments are reviewed for impairment by management on a periodic basis. If any impairment is considered other-than-temporary, the security is written down to its fair value and a corresponding loss recorded as a component of other income (expense). Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major type. If there are anticipated credit losses a reserve for credit losses will be established and held to debt maturities will be presented net of the allowance. There were no accrued interest receivable on held-to-maturity debt securities at December 31, 2025.

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

•

Stock options were issued to the Chairperson of the Board, members of the Board, and the Chief Executive Officer. With the option issuances, management engages with a certified valuation company to perform the valuation analysis and calculations based on option terms, underlying stock price, exercise price, volatility, expected term, risk-free rate, and dividend yield option terms, number of shares issued, issuance share price, volatility, risk and historical trends with the options issuances. The fair value of the option grants is reviewed and approved by the Company’s Audit Committee and valuation stock based compensation expenses are recognized over the duration of the vesting period of the issuances. For cancellations of options, the remaining unvested option valuation expense will be accelerated and expensed immediately upon the option cancellation date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maui Land & Pineapple Company, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We identified these potential contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that an additional loss is not probable and reasonably estimable as of December 31, 2025.

How We Addressed the Matter in Our Audit

Our audit procedures over commitments and contingencies included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the claims and approval of the accounting treatment based on the most recent facts and circumstances.

●

We obtained and evaluated legal confirmations from the Company’s external legal counsel involved in the claims confirming the facts and circumstances of the claims and evaluated insurance agreements to understand the basis for management’s conclusion that any additional losses from the claims are not probable and reasonably estimable as of December 31, 2025.

●	We evaluated the accuracy and completeness of management’s estimates reviewing a haphazard sample of legal invoices during the year ended December 31, 2025.

●

We evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to management’s internal analysis of the claims and known facts of the claims based on the information provided by the Company’s external legal counsel.

Accrued Retirement Benefits

Description of the Matter

The estimated benefit obligations and related amounts reported in the Company’s consolidated financial statements as of and for the year ended December 31, 2025. Management engages actuarial specialists to perform the valuation and provides the specialists with the assumptions used to measure the amounts reported in the consolidated financial statements and disclosures in the notes to the consolidated financial statements. In 2025, the Company annuitized the scheduled pension payments of the remaining participants in its pension plans to formally terminate the plans. This transaction resulted in settlement adjustments with a material effect on the Company’s consolidated financial statements.

We identified the valuation of the accumulated retirement benefit obligation as a critical audit matter because of the highly judgmental nature of actuarial assumptions made by management and the unique settlement in 2025. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures over the termination settlement.

How We Addressed the Matter in Our Audit

Our audit procedures over accrued retirement benefits included the following:

●

We obtained an understanding and evaluated the design and implementation of internal controls that address the risks of material misstatement relating to management’s review of the determination of the actuarial assumptions used in calculating accrued retirement benefits and related amounts.

●	We evaluated the reasonableness of the methods and significant assumptions used by management and assessed the work and competency of the third-party actuarial specialists engaged by management.

●	We evaluated management specialists’ reports and underlying data used related to the pension termination and settlement transaction for completeness, accuracy and reasonableness.

/s/ ACCUITY LLP

We have served as the Company’s auditor since 2014.

Honolulu, Hawaii

March 31, 2026

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(audited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,295	$6,835
Accounts receivable, net	1,371	5,016
Investments, current portion	-	2,687
Prepaid expenses and other assets	608	507
Assets held for sale	1,827	82
Total current assets	9,101	15,127

PROPERTY & EQUIPMENT, NET	18,243	17,401

OTHER ASSETS
Investment in joint venture	-	968
Deferred development costs - Development projects	15,720	14,216
Deferred development costs - Agave venture	1,680	194
Right of use assets	518	24
Other noncurrent assets	2,706	2,209
Total other assets	20,624	17,611
TOTAL ASSETS	$47,968	$50,139

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,774	$2,321
Payroll and employee benefits	1,159	908
Accrued retirement benefits, current portion	1,620	140
Deferred revenue, current portion	833	833
Long-term debt, current portion	85	85
Line of credit	-	3,000
Lease liability, current portion	106	12
Other current liabilities	786	730
Contract overbillings	-	3,180
Total current liabilities	7,363	11,209

LONG-TERM LIABILITIES
Accrued retirement benefits, noncurrent portion	-	2,368
Line of credit	4,000	-
Deferred revenue, noncurrent portion	1,100	1,233
Deposits	1,927	1,968
Long-term debt, noncurrent portion	102	168
Lease liability, noncurrent portion	413	12
Total long-term liabilities	7,542	5,749
TOTAL LIABILITIES	14,905	16,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,755,431 and 19,663,780 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	87,580	85,877
Additional paid-in-capital	17,346	15,202
Accumulated deficit	(71,587)	(61,008)
Accumulated other comprehensive loss	(276)	(6,890)
Total stockholders' equity	33,063	33,181
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$47,968	$50,139

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land development and sales	$5,811	$520
Leasing	12,799	9,621
Resort amenities and other	847	1,424
Total operating revenues	19,457	11,565

OPERATING COSTS AND EXPENSES
Land development and sales	3,963	1,104
Leasing	8,456	5,006
Resort amenities and other	1,388	1,477
General and administrative	4,744	4,297
Share-based compensation	4,318	6,312
Depreciation	1,135	723
Total operating costs and expenses	24,004	18,919

OPERATING LOSS	(4,547)	(7,354)

Gain (loss) on assets disposal, net	(15)	48
Other income	1,111	924
Pension and other post-retirement expenses	(6,912)	(948)
Interest expense	(216)	(61)
NET LOSS	$(10,579)	$(7,391)
Other comprehensive income - pension, net	6,614	7

TOTAL COMPREHENSIVE LOSS	$(3,965)	$(7,384)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.54)	$(0.38)

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	19,615	$84,680	$10,538	$(53,617)	$(6,897)	$34,704
Share-based compensation expense	-	$-	4,930	$-	$-	4,930
Issuance of shares for incentive plan	18	412	-	-	-	412
Restricted stock and options cancellation	-	258	372	-	-	630
Vested restricted stock issued	35	638	(638)	-	-	-
Shares cancelled to pay tax liability	(4)	(111)	-	-	-	(111)
Other comprehensive income - pension	-	-	-	-	7	7
Net loss	-	-	-	(7,391)	-	(7,391)
Balance December 31, 2024	19,664	$85,877	$15,202	$(61,008)	$(6,890)	$33,181

Share-based compensation	-	-	3,251	-	-	3,251
Issuance of shares for incentive plan	44	864	-	-	-	864
Vested restricted stock issued	53	1,107	(1,107)	-	-	-
Shares cancelled to pay tax liability	(6)	(268)	-	-	-	(268)
Other comprehensive income - pension	-	-	-	-	6,614	6,614
Net loss	-	-	-	(10,579)	-	(10,579)
Balance, December 31, 2025	19,755	87,580	17,346	(71,587)	(276)	33,063

See Notes to Consolidated Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash receipts from customers and other receipts	$19,922	$9,688
Cash paid to vendors	(13,168)	(6,596)
Cash paid for payroll and taxes	(4,679)	(2,722)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,075	370

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bond securities	(15)	(3,170)
Maturities of bond securities	2,702	3,618
Purchases of property and equipment	(2,559)	(1,871)
Payments for deferred development	(4,651)	(1,661)
Distributions from (Contribution to) unconsolidated joint venture	1,148	981
NET CASH USED IN INVESTING ACTIVITIES	(3,375)	(2,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	1,000	3,000
Principal payments on long term debt	(151)	(21)
Principal payments on financing agreements	(821)	-
Common stock issuance costs and other	(268)	(111)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(240)	2,868

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,540)	1,135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,835	5,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,295	$6,835

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(10,579)	$(7,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,135	723
Provision for credit losses and impairments	460	227
Share-based compensation	4,115	5,560
Loss on disposal of property, net	15	84
Debt financed equipment	-	274
Revenue from investment in JV	-	(341)
Changes in operating assets and liabilities:
Accounts receivable	3,005	(4,077)
Retirement liabilities	5,726	823
Accounts payable	936	873
Deferred revenue	(133)	1,849
Contract overbilling	(3,180)	3,180
Other operating assets and liabilities	575	(1,414)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,075	$370

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

•	Common stock issued to certain members of the Company’s management totaled $0.9 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.

•

During the year ended December 31, 2025, the Company entered into new operating and financing lease agreements resulting in the recognition of Right-of-Use assets and corresponding lease liabilities of approximately $0.5 million.

•	The Company had $0.5 million and $0.3 million in capital expenditures included in accounts payable and accrued and other liabilities at December 31, 2025 and 2024, respectively.

•	The Company's financed certain insurance premiums of $1.0 million and $0.3 million during the year ended December 31, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Land Development and Sales:	Our real estate operations consist of land planning and entitlement, development, and sales activities.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Receivables are recorded net of an allowance for credit losses. The Company estimates expected credit losses over the contractual life of the receivables based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for credit losses is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s consolidated financial condition and/or its future operating results could be materially impacted. Credit is extended after evaluating creditworthiness and no collateral is generally required from customers.

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

ASSETS HELD FOR SALE

Assets are classified as held for sale when management approves and commits to a plan to sell the property; the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale of the property is probable and is expected to be completed within one year; the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell. There were no impairments of assets held for sale during the years ended December 31, 2025 or 2024.

DEFERRED DEVELOPMENT COSTS

Deferred development costs consist primarily of design, entitlement and permitting fees and real estate development costs related to various planned projects. Deferred development costs are written off if management decides that it is no longer probable that the Company will proceed with the related development project. There were no impairments of deferred development costs during the years ended December 31, 2025 or 2024.

DEFERRED DEVELOPMENT COSTS – AGAVE VENTURE

Deferred development costs - Agave venture represents costs expended on the Company's new Agave venture and capitalized in accordance with ASC-360. The amounts capitalized at December 31, 2025 and 2024, were $1.7 million and $0.2 million, respectively.

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

There was no significant impairment of long-lived assets during the years ended December 31, 2025 or 2024.

LEASES – THE COMPANY AS LESSEE

Company determines whether an arrangement is a lease at inception by considering whether that arrangement conveys the right to use an identified asset for a period of time in exchange for consideration. The Company evaluates whether a lease is a finance or operating lease using the criteria established in ASC Topic 842, Leases. Right-of-use assets (ROU assets) and lease liabilities related to leases are included in  lease right-of-use assets and lease liabilities, respectively, in the Company's consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term or using the useful life of the asset if the financing lease contains a purchase option that is reasonably certain to be exercised. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within Interest expense in the Company’s consolidated statements of operations.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate and are not readily determinable, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made at or before the commencement date and excludes any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

In connection with its application of the lease guidance, the Company has evaluated the lease and non-lease components within its leases where it is the lessee and has elected, for all classes of underling assets, the practical expedient to present lease and non-lease components in its lease agreements as one component. The Company has also elected, for all classes of underlying assets, to not recognize lease liabilities and lease assets for leases with a term of 12 months or less.

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

The Company uses the five-step model to recognize revenue from customer contracts. The five-step model requires the Company to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

The construction contract for the Honokeana Homes Temporary Housing Project follows the cost to cost accounting method. Contracting revenues and expenses are proportionately recognized based on actual costs incurred in relation to reliable and updated estimates of the cost to complete the project. Project billings in excess of recognized revenues are recorded as Billings in Excess of Revenues (a deferred revenue account) project costs in excess of project billings are recorded as Costs in Excess of Billings (a deferred expense account).

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

The Company elected the following practical expedients upon adoption of Accounting Standards Codification, Leases (Topic 842) (ASC Topic 842) on January 1, 2019:

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

Included in leasing revenues are grants issued by the State of Hawai‘i to subsidize the conservation and preservation efforts of the Pu‘u Kukui Watershed Preserve (“PKW”). The PKW is approximately 9,000 acres of conservation zoned lands that is a primary source of water that originates on the top of the West Maui Mountains. We currently receive government assistance via two grants, the Natural Area Partnership Program (“NAPP”) Grant with the State of Hawai‘i Department of Land and Natural Resources and the State of Hawai‘i Department of Health grant entitled Treatment Train: An Ahupua‘a’s Approach to Watershed Best Practices in West Maui, Hawai‘i (“DOH Grant”). The NAPP Grant was renewed on July 1, 2023 for a six-year period. For the period from July 1, 2024 to June 30, 2025, the NAPP Grant provided $340,000 in government funds in support of the conservation efforts by the Company. The DOH Grant for the period from April 1, 2019 to April 30, 2024 provided $1.1 million in total funds, in 2024, the final $60,000 of remaining funds were received and the grant was terminated. Actual funds received for both grants were $0.3 million for 2025 and $0.3 million in 2024.

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares from share-based compensation arrangements had been issued. Potentially dilutive shares from stock option grants to purchase common shares and non-vested restricted stock are determined using the treasury stock method. Basic and diluted weighted-average common shares outstanding at December 31, 2025 and 2024 were 19.7 and 19.6 million, respectively.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. The Company had deposits in excess of the FDIC limit at December 31, 2025 and 2024. No losses have been recognized in 2025 or 2024.

RISKS AND UNCERTAINTIES

Factors that could adversely impact the Company’s future operations or financial results include, but are not limited to the following: periods of economic weakness and uncertainty in Hawai‘i and the mainland United States; high unemployment rates and low consumer confidence; uncertainties and changes in U.S. social, political, regulatory and economic conditions or laws and policies and concerns surrounding ongoing developments in the European Union, Middle East, and Asia; the general availability of mortgage financing, including the effect of more stringent lending standards for mortgages and perceived or actual changes in interest rates; risks related to the Company’s investments in real property, the value and salability of which could be impacted by the economic factors discussed above or other factors; the popularity of Maui in particular and Hawai‘i in general as a vacation destination or second-home market; increased energy costs, including fuel costs, which affect tourism on Maui and Hawai‘i generally; untimely completion of land development projects within forecasted time and budget expectations; inability to obtain land use entitlements at a reasonable cost or in a timely manner; unfavorable legislative decisions by state and local governmental agencies; impact of governmental fines and assessments; the cyclical market demand for luxury real estate on Maui and in Hawai‘i generally; increased competition from other luxury real estate developers on Maui and in Hawai‘i generally; failure of future joint venture partners to perform in accordance with their contractual agreements; environmental regulations; acts of God, such as tsunamis, hurricanes, earthquakes and other natural disasters, such as the 2023 Maui wildfires; the spread of contagious diseases, such as COVID-19; the Company’s location apart from the mainland United States, which results in the Company’s financial performance being more sensitive to the aforementioned economic risks; failure to comply with restrictive financial covenants in the Company’s credit arrangements; and an inability to achieve the Company’s short and long-term goals and cash flow requirements.

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

NEW ACCOUNTING STANDARDS ADOPTED

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 propectively during the current year.

NEW ACCOUNTING STANDARDS ISSUED

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

Bond securities investments were liquidated during the year ended December 31, 2025.Amortized cost and fair value of debt securities at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Amortized cost	$-	$2,687
Unrealized gains	-	5
Fair value	$-	$2,692

Maturities of debt securities at December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
		(in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$-	$-	$2,687	$2,692
Greater than one year through five years	-	-	-	-
	$-	$-	$2,687	$2,692

The fair value of debt securities were measured using Level 1 inputs which are based on quotes for trades occurring in active markets for identical assets.

3.	ASSETS HELD FOR SALE

Assets held for sale consist of non-strategic land parcels identified for sale at December 31, 2025. There are fourteen parcels that carry a historical cost basis of approximately $1.8 million. These parcels are either actively listed by a broker or privately marketed for sale.

4.	PROPERTY & EQUIPMENT

Property and equipment at December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Land	$7,706	$7,715
Land improvements	13,456	12,213
Buildings	20,502	19,335
Machinery and equipment	6,949	6,658
Construction in progress	528	1,366
Total property and equipment	49,141	47,287
Less accumulated depreciation	(30,898)	(29,886)
Property and equipment, net	$18,243	$17,401

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

In December 2023, the Company entered into a joint venture agreement with a local developer to form a Hawai‘i limited liability company ("BRE2 LLC"). The Company's initial capital contribution to BRE2 LLC consisted of approximately 31 acres of former pineapple lands in Hali‘imaile valued at $1.6 million. The first lot sold for $1.8 million in December 2024 and the second lot sold for $2.4 million in February of 2025. The Company received a distribution from BRE2 LLC in the amount of $1.0 million during the year ended December 31, 2024. Distributions of approximately $1.1 million were received during the year ended  December 31, 2025. The remaining investment value of approximately $40,000 was written off during 2025. BRE2 LLC was dissolved in December 2025.

6.	LONG-TERM DEBT

On December 22, 2025, the Company executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement (“Agreements”) increasing the credit limit to $25.0 million and extending the maturity date of the credit facility with First Hawaiian Bank (“Credit Facility”) to December 31, 2030. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as security for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

At December 31, 2025, $21.0 million was available from our Credit Facility, as the Company had $4.0 million outstanding at December 31, 2025.

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

The Company was in compliance with the covenants under the Credit Facility as of December 31, 2025.

In July 2024 the Company took out a loan to finance equipment purchases. The loan carried a principal amount of $338,720, 0% interest rate and a monthly payment of $7,057. The loan matures in July 2028.

At December 31, 2025, long-term debt principal payments and imputed interest on this loan for the next four years to maturity are as follows:

Years ending December 31, in thousands
2026	85
2027	85
2028	49

The Company financed insurance premiums of approximately $1.0 million during the year ended December 31, 2025. The remaining unpaid balance of $0.2 million is included in other current liabilities on the consolidated balance sheet.

7.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)

Defined benefit pension plan	$-	$912
Non-qualified retirement plans	1,620	1,596
Total	1,620	2,508
Less current portion	(1,620)	(140)
Non-current portion of accrued retirement benefits	$-	$2,368

The Company had two defined benefit pension plans which covered substantially all former bargaining and non-bargaining full-time, part-time and intermittent employees. In 2011, pension benefits under both plans were frozen. In 2018, the Company merged the two defined benefit pension plans (the “Defined Plan”) to streamline the administration of the frozen plan in. The Company also has an unfunded non-qualified retirement plan (the”Non-qualified Plan”) covering nine of its former employees. The Non-qualified plan was frozen in 2009 and future vesting of additional benefits was discontinued. The Board of Directors (the “Board”) approved the termination of the Defined Plan and the Non-qualified Plan in 2023. The benefits paid from of the plan towards the final annuitization and plan termination was $12.4 million.

The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The changes in benefit obligations and plan assets for the years ended December 31, 2025 and 2024, and the funded status of the plans and assumptions used to determine benefit information at December 31, 2025 and 2024 were as follows:

Years Ended December 31,
2025	2024
(in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$13,949	$15,552
Interest cost	335	738
Actuarial gain	(248)	(27)
Benefits paid	(12,416)	(2,314)

Benefit obligations at end of year	1,620	13,949

Change in plan assets:	-
Fair value of plan assets at beginning of year	11,441	13,860
Actual return on plan assets	(210)	(231)
Employer contributions	1,283	126
Asset transfers	(98)	-
Benefits paid	(12,416)	(2,314)

Fair value of plan assets at end of year	-	11,441

Funded status	$(1,620)	$(2,508)
Accumulated benefit obligations	$(1,620)	$(13,949)

Weighted average assumptions to determine benefit obligations:
Discount rate	4.98%	5.40	-	5.52%
Expected long-term return on plan assets	n/a	5.40%
Rate of compensation increase	n/a	n/a

Components of net periodic benefit cost and other amounts recognized in comprehensive income were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Pensions and other benefits:
Interest cost	$337	$735
Expected return on plan assets	(216)	(695)
Amortization of net loss	235	273
Settlement expense	6,556	635
Pension and other postretirement expenses	$6,912	$948

Other changes in plan assets and benefits obligations recognized in comprehensive income:
Net loss (gain)	178	$900
Amortization of recognized loss	(6,792)	(907)
Total recognized gain in comprehensive income	$(6,614)	$(7)

Weighted average assumptions used to determine net periodic benefit cost:

	2025	2024
Discount rate	4.98%	5.40	-	5.52%
Expected long-term return on plan assets	n/a		5.40%
Rate of compensation increase	n/a		n/a

Weighted average assumptions used to determine net periodic benefit cost:

	2025	2024
Discount rate	4.98%	5.40	-	5.52%
Expected long-term return on plan assets	n/a		5.40%
Rate of compensation increase	n/a		n/a

The expected long-term rate of return on plan assets was based on a building-block approach. Historical markets are studied and long-term historical relationships between equities and fixed income are presumed consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital markets are determined. Diversification and rebalancing of plan assets are properly considered as part of establishing long-term portfolio returns. As a result of the termination of the Defined Plan and the Non-qualified Plan in 2025, we did not have any plan assets at December 31, 2025.

At December 31, 2024, the Defined Plan held shares of various Aon Collective Investment Trust (“ACIT”) funds. At December 31, 2025 the plan assets were $0. The fair value of the Company’s pension plan assets by category at December 31, 2024 were as follows:

	2024 Fair Value Measurements
	( in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable nputs (Level 2)	Measured at NAC as a practical expedient	Total

ACIT equity funds	$-	$94	$-	$94
ACIT fixed income funds	-	10,362	-	10,362
Cash management funds	-	985	-	985

	$-	$11,441	$-	$11,441

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

An administrative committee consisting of certain senior management employees administers the Company’s Defined Plan. The pension plan assets are allocated among approved asset types based on the plan’s current funded status and other characteristics set by the administrative committee, subject to liquidity requirements of the Defined Plan.

Estimated future benefit payments are as follows (in thousands):

Years ending December 31,
2026	$1,620
2027	-
2028	-
2029	-
2030	-

Plan cash contributions in the amount of $1,060,000 were made to the Defined Plan during the year ended December 31, 2025. No contributions were required in 2024.

A settlement expense in the amount of $6,556,000 was recognized during the year ended December 31, 2025. A $6,556,000 non-cash GAAP expense to recognize the most current estimated costs to terminate the Defined pension plan was incurred during the year ended  December 31, 2025. A cash contribution to the Defined plan in the amount of $1,060,000 was made during the year ended  December 31, 2025. No contributions to the plan were required in 2024. Final expense recovery of $587,000 was recognized upon the final termination of the Defined plan which was completed during the third quarter of 2025.

8.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.6 million, $4.3 million, and $0.4 million at December 31, 2025, 2024 and 2023, respectively. In 2024, $3.5 million of contract receivable is due to the outstanding progress billing from the temporary homes construction project. The $0.6 million receivable at December 31, 2025 is due from Kapalua Club receivable, utility fees receivable and conservation grants receivable from the State of Hawaii.

Deferred license fee revenue

The Company entered into a trademark license agreement with the owner of the Kapalua Plantation and Bay golf courses, effective April 1, 2020. Under the terms and conditions set forth in the agreement, the licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single payment royalty of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life was $0.1 million for each of the years ended December 31, 2025 and 2024, respectively.

9.	COMMITMENTS AND CONTINGENCIES

DOH Order

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

The DOH agreed to defer the Order while we implement an approved corrective action plan to address the facility’s wastewater effluent issues. The construction of additional leach fields and installations of a surface aerator, sludge removal system, and natural pond cover using water plants were completed. Test results from wastewater monitoring indicate effluent concentration amounts within allowable ranges. A feasibility study was prepared and submitted identifying various technical solutions that could be implemented to resolve the Order. We submitted a plan and proposed solution to resolve the Order. The plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed. The Company continues to make progress with the DOH and was, as of the date of this Annual Report, awaiting approval of submitted engineering and design drawings from the State of Hawai‘i.

We have accrued approximately $23,000 related to the administrative penalty as of December 31, 2025. We are currently unable to estimate the remaining amount, or range of amounts, of any probable liability, if any, related to the Order. Accordingly, no additional provision has been made in the accompanying financial statements.

Maui County Water Filtration Settlement

Pursuant to a 1999 settlement agreement with the County of Maui, the Company and several chemical manufacturers agreed to pay for 90% of capital costs to install filtration systems in any future water wells if the presence of a nematicide, commonly known as DBCP, exceeds specified levels, and for the ongoing maintenance and operating cost for filtration systems on existing and future wells. The Company paid approximately $23,000 for the reimbursement of filtration and maintenance costs during each of the years ended December 31, 2025 and 2024. At the time of filing this Annual Report, the Company is not aware of any plans by the County of Maui to install other filtration systems or to drill any water wells in areas affected by agricultural chemicals. Accordingly, no reserve for costs relating to any future wells has been recorded because the Company cannot reasonably estimate the possible amount, or range of amounts, in any, of any probable liability.

Honokohau Stream Irrigation Water Dispute

On August 18, 2025, TY Management Corporation, which owns two golf courses (The Kapalua Plantation Golf Course and the Kapalua Bay Golf Course), the Plantation Estates Lot Owners Association (“PELOA”), the Association of Apartment Owners of the Coconut Grove on Kapalua, and the Association of Apartment Owners of the Ride at Kapalua (three owner associations located within the Kapalua Resort Association (“KRA”)), and Hui Momona Farms LLC, a Hawaii-based company that is a member of PELOA (collectively, the “Plaintiffs”), filed a complaint against the Company in the Circuit Court of the Second Circuit, State of Hawaii. The complaint alleged the Company failed to provide irrigation water from Honokohau Stream due to an alleged failure to maintain the ditch system that transports water from the stream. The complaint seeks declaratory and injunctive relief and unspecified monetary damages. The Company's insurance carrier accepted the claim and tendered defense on behalf of the Company.

In September 2025, the Company responded to the complaint and asserted counterclaims, including claims based on, alleged violations by Plaintiffs of irrigation-use restrictions intended to protect public trust purposes and fire protection for the entire Kapalua community as well as claims relating to alleged defamatory statements. At the time of filing this Annual Report, Company cannot reasonably estimate the possible loss or range of loss, or recovery from the counterclaim, if any, associated with this matter. The Company intends to defend against the claims and to prosecute its counterclaims.

Since 2019, the availability of divertible water from Honokohau Stream has been reduced under Hawai’i state law. In addition, the stream has experienced record low flows associated with historic drought conditions impacting the island of Maui. At its September 2025 meeting, the Commission on Water Resource Management, the state agency responsible for administering the state water code, reported that rainfall contributes to runoff and baseflow to streams, and that for the period between September 2024 and August 2025, annual rainfall in Honokohau Valley was 46% of normal. As a result of reduced rainfall and Hawaii state law public trust uses, including drinking water and traditional practices, there has been less water available for private commercial irrigation

KRA Annexations

In 2024 and 2025, the Company, as the developer of Kapalua and member of the KRA, annexed certain lands into Kapalua in accordance with procedures set forth in the KRA’s governing declaration. KRA's records reflect the annexed lands are part of Kapalua.

On September 25, 2025, TY Management Corporation and derivatively on behalf of KRA, filed a lawsuit in the Circuit Court of the Second Circuit, State of Hawai‘i, against certain directors of KRA and the Company as declarant of KRA, alleging that the annexations and related voting rights are invalid. As a result of the disputes regarding the annexations and related voting rights, KRA’s annual meeting had not been held as of the date of this Annual Report, as required to be held by Hawaii statutes.

On October 10, 2025, the Company, as a member of KRA and developer of Kapalua, petitioned the Second Circuit Court, State of Hawai‘i, to set the annual meeting.

At the time of filing this Annual Report, the financial impact to the Company, if any, cannot be determined or estimated. KRA is responsible for the defense of the directors named in the claim. The Company will intend to defend against claims.

In addition, from time to time, the Company is a party various legal proceedings, disputes, and other claims arising in the ordinary course of business. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

10.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and space in commercial buildings, primarily to restaurant and retail tenants through 2048. These operating leases generally provide for minimum rents, licensing fees, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the lease agreement. There are no agreements allowing a lessee an option to purchase the underlying asset. Total leasing income subject to ASC Topic 842 for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
	(in thousands)

Minimum rentals	$4,668	$4,315
Percentage rentals	2,291	2,166
Licensing fees	139	169
Other	1,605	1,082
Total	$8,703	$7,732

Leased property, net of accumulated depreciation, was $10.2 million and $9.6 million at December 31, 2025 and 2024.

Future minimum rental income for the next five years and thereafter are as follows (in thousands):

2026	$4,443
2027	4,418
2028	4,055
2029	3,603
2030	3,107
Thereafter	13,281

11.	SHARE-BASED COMPENSATION

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

For continued board service of the Chairperson, the stock option grant has a contractual period of ten years which vests as follows: 133,334 shares on  June 1, 2024, 133,333 shares on  June 1, 2025, and 133,333 shares on  June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 133,333 of unvested share options, or $0.2 million of unrecognized compensation cost, at  December 31, 2025.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer in January 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on  January 1, 2026, and 133,333 shares on  January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in  January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at  January 1, 2024 based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 266,666 shares of unvested share options, or $0.8 million of unrecognized compensation cost at  December 31, 2025.

The number of common shares subject to options granted in 2024 for annual board service and board committee service were 312,500 and 87,000, respectively. These option grants have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $22.25 per share. The fair value of these grants using the Black-Scholes option-pricing model was $8.87 per share based on an expected term of 5.25 years, expected volatility of 32.1%, and a risk-free rate of 4.40%. During the year ended  December 31, 2025, 96,375 shares of stock options granted to directors in 2024 for annual board and committee service vested. No shares underlying the 2024 stock option grants to directors remain unvested.

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of  December 31, 2025. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $4.3 million and $6.3 million for the years ended  December 31, 2025 and 2024, respectively. Included in these amounts were $1.2 million and $0.6 million of restricted common stock vested during the years ended  December 31, 2025 and 2024, and $2.1 million and $4.3 million of stock options vested during the years ended  December 31, 2025 and 2024, respectively.

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

Reconciliations between the total income tax expense (benefit) and the amount computed using the statutory federal rate of 21% for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025		2024
	(in thousands)
Federal income tax expense/(benefit) at statutory rate	(2,222)	21.0%		(1,595)
Adjusted for:
Non-deductible items	31	(0.3%	)	6
Return to provision adjustments	1,606	(15.2%	)	(372)
State and local income tax, net of federal income tax effect	(623)	5.9%
Valuation Allowance	1,208	(11.4%	)	1,961
Income Tax expense/(benefit)	-	N/A		-

Deferred tax assets were comprised of the following temporary differences as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net operating loss and tax credit carryforwards	$26,322	$24,770
Joint Venture and other investments	(28)	(279)
Accrued retirement benefits and other compensation	3,295	2,728
Property net book value	2,015	3,042
Deferred Revenue	1,005	1,051
Reserves and other	(60)	29
Total Deferred Tax Assets	32,549	31,341
Valuation Allowance	(32,549)	(31,341)
Net deferred tax asset	-	-

Valuation allowances at December 31, 2025 and 2024 have been established to reduce future tax benefits not expected to be realized. Net Operating Loss (NOL) carryforwards created in tax years beginning after December 31, 2017 are limited by the TCJA but do not expire. At December 31, 2025, the Company had approximately $67.5 million in federal NOL carryforwards and approximately $81.4 million in state NOL carryforwards expiring from 2030 through 2034. The Company also had approximately $14.5 million in federal and state NOL carryforwards at December 31, 2025 that do not expire.

The Company is subject to U.S. federal income tax as well as income tax in Hawaii. The Company is currently open to examination by taxing authorities for tax years ended after 2021. The Company recognizes and reports interest and penalties related to unrecognized tax benefits if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits. The Company paid no income taxes in the years ended December 31, 2025 and 2024.

13.	SEGMENT INFORMATION

The Company’s reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Company’s Chief Executive Officer, its chief operating decision maker, and the Board of Directors in assessing performance and determining the allocation of resources. Reportable operating segments in 2025 were as follows:

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

Condensed consolidated financial information for each of the Company’s reportable segments for the years ended December 31, 2025 and 2024 (in thousands) were as follows:

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

2025
Operating revenues (1)	$5,811	$12,799	$847	$-	$19,457
Operating costs and expenses	(3,963)	(8,456)	(1,388)	-	(13,807)
Depreciation expense	(18)	(955)	(11)	(151)	(1,135)
General and administrative expenses	(712)	(949)	(237)	(7,164)	(9,062)
Operating income (loss)	1,118	2,439	(789)	(7,315)	(4,547)
Pension and other postretirement expenses					(6,912)
Interest expense					(216)
Loss on asset disposal, net					(15)
Other income, net					1,111
Income from continuing operations					(10,579)

Capital expenditures (2)	$4,473	$2,143	$-	$111	$6,727
Assets (3)	$20,150	$17,927	$1,062	$8,829	$47,968

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.

	Land Development & Sales	Leasing	Resort Amenities	Other	Consolidated

2024
Operating revenues (1)	$520	$9,621	$1,424	$-	$11,565
Operating costs and expenses	(1,104)	(5,006)	(1,477)	-	(7,587)
Depreciation expense	-	(668)	-	(55)	(723)
General and administrative expenses	(645)	(859)	(215)	(8,890)	(10,609)
Operating income (loss)	(1,229)	3,088	(268)	(8,945)	(7,354)
Pension and other postretirement expenses					(948)
Interest expense					(61)
Loss on asset disposal, net					48
Other income					924
Income from continuing operations					(7,391)

Capital expenditures (2)	$1,661	$1,871	$-	$-	$3,532
Assets (3)	$21,695 (4)	$16,672	$1,323	$10,449	$50,139

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs.
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $1.0 million equity method investment as of December 31, 2024.

14.	ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses for 2025 and 2024 were as follows:

Description	Balance at Beginning of Year	Increase (Decrease)	Balance at End of Year
		(in thousands)
Alowance for Credit Losses
2025	$505	$(189)	$316
2024	$518	$(13)	$505

15.	LONG TERM LEASES

As of December 31, 2025, the company’s lease portfolio consists of five operating leases (office equipment and vehicles) and one finance lease (heavy equipment).

The following table summarized the classification of leases on the Balance Sheet as of December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Assets
Operating Lease ROU Assets	$216	$24
Finance Lease ROU Assets	302	-
Total Lease Assets	$518	$24

	2025	2024
	(in thousands)
Liabilities
Current
Operating Lease liabilities	$35	$12
Finance Lease Liabilities	71	-
Total Lease Liabilities - Current	$106	$12

Non-Current
Operating Lease liabilities	181	12
Finance Lease Liabilities	232	-
Total Lease Liabilities - Non-Current	$413	$12

The company used weighted-average discount rate of 4.50%. The weighted-average remaining lease term for operating leases is 4.8 years. The weighted-average reaming lease term for the finance lease is 3.3 years.

The following table projects the undiscounted cash flows for lease liabilities over the remaining five years:

	Operating Leases	Finance Lease
2026	$52	$82
2027	50	82
2028	50	82
2029	50	82
2030	39	-
Total lease payments	241	328
Less: imputed interest	(18)	(32)
Total lease liability	$223	$296

16.	SUBSEQUENT EVENT

On January 28, 2026 (“Effective Date”), the Company entered into a Purchase Agreement and Escrow Instructions (“Purchase Agreement”) with Race A. Randle, the Chief Executive Officer of the Company (“Buyer”), pursuant to which the Company agreed to sell to Buyer a 30-acre parcel of land (“Property”), located in Lahaina, Hawaii. The Property is unimproved land that the Buyer will improve as a farm and home, pursuant to the terms of the Purchase Agreement. The purchase price (“Purchase Price”) for the Property is $1,200,000. The Board has received and approved an appraisal of the property from an independent licensed Hawaii third-party appraiser that confirms the purchase price exceeds the current fair market value for the property as of the Effective Date. The transaction includes a value true-up mechanism on the fifth anniversary that requires the Buyer to pay additional purchase price if the fair market value of the Property on the fifth anniversary exceeds the Purchase Price. The Buyer is also subject to a long-term occupancy requirement as a principal residence, the breach of which grants the Company a repurchase option. Furthermore, the agreement utilizes a shared appreciation model where a decreasing percentage of sale profits must be paid to the Seller if the property is disposed of before the tenth anniversary.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer, principal financial officer, and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

The information required under this item will be set forth in our proxy statement related to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item will be set forth in our proxy statement related to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be set forth in our proxy statement related to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be set forth in our proxy statement related to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be set forth in our proxy statement related to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)

1.

Financial Statements. The following financial statements of Maui Land & Pineapple Company, Inc. and subsidiaries and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report:

2.	Financial Statements schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Maui Land & Pineapple Company, Inc., a Hawaii Corporation, into Maui Land & Pineapple, Inc., a Delaware Corporation	8-K	001-06510	2.1	7/20/2022
2.1	State of Delaware Certificate of Conversion from a Non-Delaware Corporation to a Delaware Corporation Pursuant to Section 265 of the Delaware General Corporation Law	8-K	001-06510	3.1	7/20/2022
3.1	Certificate of Incorporation of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.2	7/20/2022
3.2	Bylaws of Maui Land & Pineapple Company, Inc.	8-K	001-06510	3.3	7/20/2022
4.1	Description of Capital Stock	S-8	333-273009	4.1	6/28/2023
10.1#	Maui Land & Pineapple Company, Inc. Executive Severance Plan	10-Q	001-06510	10.1	4/28/2017
10.2#	Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/28/2017
10.3#	Amendment to Maui Land & Pineapple Company, Inc. 2017 Equity and Incentive Award Plan	DEF 14A	001-06510	Appendix A	3/31/2023
10.4	Sixth Loan Modification Agreement, by and between the Company and First Hawaiian Bank, dated December 22, 2025					X
10.5	Third Amended and Restated Credit Agreement, dated December 22, 2025					X
10.6	Third Amendment of Mortgage and Security Agreement, dated December 22, 2025					X
10.7#	Stock Option Grant to Chairman of the Board	10-Q	001-06510	10.1	8/18/2023

10.8#	Form of Stock Option Grant to Directors for Board Service and Committee Service	10-Q	001-06510	10.2	8/18/2023
10.9#	Form of Restricted Stock Award Agreement to Employees (Long-Term Incentive)	10-K	001-06510	10.11	3/31/2025
10.10#	Form of Restricted Stock Unit Agreement to Directors (Issuance Deferred Until Termination of Service)	10-K	001-06510	10.12	3/31/2025
10.11#	Form of Restricted Stock Unit Agreement to Directors (Issuance Upon Vesting)	10-K	001-06510	10.13	3/31/2025
10.12#	Form of Restricted Stock Unit Agreement to Employees	10-K	001-06510	10.14	3/31/2025
10.13#	Form of Stock Award Agreement for Employees (Annual Incentive)	10-K	001-06510	10.15	3/31/2025

10.14	Purchase and Sale Agreement and Escrow Instructions, dated December 3, 2025, by and between Maui Land & Pineapple Company, Inc. and Harvest at Kumulani Chapel					X
10.15	Purchase Agreement and Escrow Instructions, dated January 28, 2026, by and between Maui Land & Pineapple Company, Inc. and Race Randle					X
10.16#	Employment Agreement, dated March 15, 2023, by and between Maui Land & Pineapple Company, Inc. and Race Randle	10-K	001-06510	10.13	3/24/2023
10.17#	Offer Letter, dated September 23, 2021, by and between Maui Land & Pineapple Company, Inc. and Wade K. Kodama	10-K	001-06510	10.10	3/1/2022
19.1	Insider Trading Policy	10-K	001-06510	19.1	3/31/2025
21.1	Subsidiaries of the Company					X
23.1*	Consent of Accuity LLP, Independent Registered Public Accounting Firm, dated March 31, 2026					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy	10-K	001-06510	97.1	3/31/2025
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	InlineXBRL Taxonomy Extension Calculation document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	InlineXBRL Taxonomy Extension labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document					X
104	Cover Page Interactive Data File (formatted in the Inline XBRL and contained in Exhibit 101).

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

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

By	/s/ Race Randle	Date: March 31, 2026
Race Randle, Chief Executive Officer (Principal Executive Officer)

By	/s/ Scot Sellers	Date: March 31, 2026
Scot Sellers, Chairman of the Board

By	/s/ Wade K. Kodama	Date: March 31, 2026
Wade K. Kodama, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By	/s/ Stephen M. Case	Date: March 31, 2026
Stephen M. Case, Director

By	/s/ Anthony P. Takitani	Date: March 31, 2026
Anthony P. Takitani, Director

By	/s/ Glyn F. Aeppel	Date: March 31, 2026
Glyn F. Aeppel, Director

By	/s/ Ken Ota	Date: March 31, 2026
Ken Ota, Director

By	/s/ Catherine Ngo	Date: March 31, 2026
Catherine Ngo, Director

By	/s/ John M. Sabin	Date: March 31, 2026
John M. Sabin, Director