Form 10-Q
period 2026-03-31
MAUI LAND & PINEAPPLE CO INC
filed 2026-05-15
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2026
Common Stock, $0.0001 par value	19,864,606 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•

the occurrence of natural disasters such as wildfires (including the Maui wildfires that occurred on August 8, 2023), and floods, changes in weather conditions, and threats of the spread of contagious diseases;

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, tariffs, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including fluctuations in demand for real estate and tourism in Hawaii and Maui;

•	security incidents through cyber-attacks or intrusions on our information systems;

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

Such risks and uncertainties also include those risks and uncertainties discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, as well as other factors described from time to time in our reports filed with the SEC. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report. Thus, you should not place undue reliance on any forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Further, any forward-looking statements speak only as of the date made and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report. We qualify all of our forward-looking statements by these cautionary statements.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)	(audited0
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,845	$5,295
Accounts receivable, net	1,889	1,371
Prepaid expenses and other assets	402	608
Assets held for sale	1,862	1,827
Total current assets	7,998	9,101

PROPERTY & EQUIPMENT, NET	18,117	18,243

OTHER ASSETS
Deferred development costs - Development projects	16,543	15,720
Deferred development costs - Agave venture	1,950	1,680
Right of use assets	554	518
Other noncurrent assets	2,710	2,706
Total other assets	21,757	20,624
TOTAL ASSETS	$47,872	$47,968

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,680	$2,774
Payroll and employee benefits	607	1,159
Accrued retirement benefits, current portion	1,609	1,620
Deferred revenue, current portion	1,106	833
Long-term debt, current portion	85	85
Lease liabilities, current portion	88	106
Other current liabilities	604	786
Total current liabilities	5,779	7,363

LONG-TERM LIABILITIES
Line of credit	6,500	4,000
Deferred revenue, noncurrent portion	1,066	1,100
Deposits	1,927	1,927
Long-term debt, noncurrent portion	88	102
Lease liabilities, noncurrent portion	461	413
Total long-term liabilities	10,042	7,542
TOTAL LIABILITIES	15,821	14,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,799,569 and 19,755,431 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	88,308	87,580
Additional paid-in-capital	17,665	17,346
Accumulated deficit	(73,646)	(71,587)
Accumulated other comprehensive loss	(276)	(276)
Total stockholders' equity	32,051	33,063
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$47,872	$47,968

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land leasing and management	$1,192	$1,234
Agribusiness venture	-	-
Land development and sales	257	2,619
Commercial real estate leasing	1,956	1,951
Total operating revenues	3,405	5,804

OPERATING COSTS AND EXPENSES
Land leasing and management	1,784	652
Agribusiness venture	55	-
Land development and sales	338	2,933
Commercial real estate leasing	773	714
General and administrative	1,298	1,517
Share-based compensation	939	1,581
Depreciation	233	186
Total operating costs and expenses	5,420	7,583

OPERATING LOSS	(2,015)	(1,779)

Gain on assets disposal, net	-	1
Other income	38	105
Pension and other post-retirement expenses	(20)	(6,919)
Interest expense	(62)	(48)
NET LOSS	$(2,059)	$(8,640)
Other comprehensive income - pension, net	-	79

TOTAL COMPREHENSIVE LOSS	$(2,059)	$(8,561)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.10)	$(0.44)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

(UNAUDITED)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2025 (audited)	19,755	$87,580	$17,346	$(71,587)	$(276)	$33,063
Share-based compensation	57	954	674	-	-	1,628
Vested restricted stock issued	20	355	(355)	-	-	-
Shares cancelled to pay tax liability	(35)	(581)	-	-	-	(581)
Net loss	-	-	-	(2,059)	-	(2,059)
Balance, March 31, 2026	19,797	$88,308	$17,665	$(73,646)	$(276)	$32,051

Balance, December 31, 2024 (audited)	19,664	$85,877	$15,202	$(61,008)	$(6,890)	33,181
Share-based compensation	44	864	1,436	-	-	2,300
Vested restricted stock issued	13	262	(262)	-	-	-
Shares cancelled to pay tax liability	(3)	(204)	-	-	-	(204)
Other comprehensive income - pension	-	-	-	-	79	79
Net loss	-	-	-	(8,640)	-	(8,640)
Balance, March 31, 2025	19,718	$86,799	$16,376	$(69,648)	$(6,811)	$26,716

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,015)	$157

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for property and deferred development costs	$(1,225)	(579)
Distributions from investment in joint venture	-	656
Purchases of debt securities	-	(10)
Maturities of debt securities	-	1,124
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(1,225)	$1,191

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	$3,500	$-
Principal payments on line of credit	(1,000)	-
Principal payments on financing agreements	(30)	-
Principal payments on long term debt	(99)	(97)
Common stock issuance costs and other	(581)	(204)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$1,790	$(301)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,450)	$1,047
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,295	6,835
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,845	$7,882

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $0.7 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

●	Capitalized property and deferred development costs in accounts payable were $0.2 million and $0.6 million at March 31, 2026 and 2025, respectively.

●	Distribution receivable from investment in unconsolidated joint venture was $0 and $0.5 million at March 31, 2026 and 2025, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2026 and 2025

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its wholly-owned subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended March 31, 2026 and 2025. The unaudited condensed consolidated interim financial statements and notes presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Quarterly Report”) should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

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

Segment Reorganization

As a result of the Company's continuing growth, the Company revised its reportable segments during the first quarter of 2026 to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company has four operating segments: Land Development and Sales, Commercial Real Estate Leasing, Land Leasing & Management, and Agribusiness Ventures. Segment operating results are regularly reviewed by the Chief Executive Officer, the Company's Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. All prior period comparative information has been recast to reflect the revised segment structure. See Note 15 - Reportable Operating Segments for additional information.

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

3.	PROPERTY & EQUIPMENT

Property and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
	(in thousands)
Land	$7,687	$7,706
Land improvements	13,455	13,456
Buildings	20,546	20,502
Machinery and equipment	6,956	6,949
Construction in progress	591	528
Total property and equipment	49,235	49,141
Less accumulated depreciation	(31,118)	(30,898)
Property and equipment, net	$18,117	$18,243

Land

Most of the Company’s 22,300 acres of land was acquired between 1911 and 1932 and are carried in its balance sheets at cost. More than 20,000 acres are located in West Maui and are largely contiguous parcels that extend from the sea to an elevation of approximately 5,700 feet. This area includes approximately 900 acres entitled for mixed-use development within the Kapalua Resort, a master-planned, destination resort and residential community located in West Maui. The Company’s remaining approximate 1,500 acres of land are located in Upcountry Maui in an area commonly known as Hali‘imaile and are mainly comprised of agricultural fields, ranch lands and industrial and retail properties.

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

Buildings

Buildings are comprised of restaurant, retail, and light industrial spaces located at the Kapalua Resort, Alaeloa Business Center and in Haliimaile, which are used in the Company’s leasing operations. Most of the Company’s buildings were constructed and placed in service in the mid-to-late 1970s. Depreciation expense would be considerably higher if these assets were stated at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations, company vehicles (trucks) and land maintenance equipment used in the agribusiness and land management operations.

Construction in Progress

Construction in progress is comprised of ongoing Kapalua Resort and Haliimaile projects, including renovations and improvements to buildings, warehouses and commercial assets.

4.	ASSETS HELD FOR SALE

Assets held for sale consist of non-strategic land parcels identified for sale at  March 31, 2026. There are 14 parcels that carry a historical cost basis of approximately $1.9 million. These parcels are either actively listed by a broker or privately marketed for sale.

5.	DEFERRED DEVELOPMENT COSTS – DEVELOPMENT PROJECTS

Deferred development costs - development projects represents costs expended on the Company's various real estate development projects and capitalized in accordance with Accounting Standards Codification ("ASC") Topic 360-10 Long-lived assets ("ASC-360"). The amounts capitalized at  March 31, 2026, and  December 31, 2025, were $16.5 million and $15.7 million, respectively.

6.	DEFERRED DEVELOPMENT COSTS – AGAVE VENTURE

Deferred development costs - Agave venture represents costs expended on the Company's new Agave venture and capitalized in accordance with ASC-360. The amounts capitalized at  March 31, 2026, and  December 31, 2025, were $2.0 million and $1.7 million, respectively.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.5 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “TM Agreement”) with Kapalua Golf (the “Licensee”), the owner of Kapalua Plantation and Bay golf courses. Under the terms and conditions set forth in the TM Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $33,333 for each of the three months ended March 31, 2026 and 2025.

8.	LONG-TERM DEBT

On  December 22, 2025, the Company executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement (collectively, the “Loan Agreement”) increasing the credit limit from $15.0 million to $25.0 million and extending the maturity date of the credit facility (the “Credit Facility”) with First Hawaiian Bank to  December 31, 2030. The Loan Agreement provides revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on First Hawaiian Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the First Hawaiian Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as collateral for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The outstanding balance of the Credit Facility was $6,500,000 and $4,000,000 at March 31, 2026 and December 31, 2025, respectively. The Company was in compliance with Credit Facility at March 31, 2026.

In  July 2024 the Company entered into a loan (the “Equipment Loan”) to finance equipment purchases. The Equipment Loan has a principal amount of $338,720, bears a 0% interest rate per annum, and requires monthly payments of $7,057. The Equipment Loan matures in  July 2028. The outstanding balance on the loan was approximately $0.2 million on each of March 31, 2026 and December 31, 2025.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$-	$-
Non-qualified retirement plans	1,609	1,620
Total	1,609	1,620
Less current portion	(1,609)	(1,620)
Non-current portion of accrued retirement benefits	$-	$-

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

The net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(unaudited)
	2026	2025

	(in thousands)
Pensions and other benefits:
Interest cost	$18	$105
Expected return on plan assets	-	(72)
Amortization of net loss	2	79
Settlement expense	-	6,807
Pension and other postretirement expenses	$20	$6,919

A settlement expense in the amount of $6,807,000 was recognized during the three months ended March 31, 2025. This expense is a non-cash expense to recognize most estimated costs to terminate the Defined Plan. Final settlement expenses were recognized upon the final termination of the Defined Plan during the third quarter of 2025.

10.	COMMITMENTS AND CONTINGENCIES

DOH Order

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

On April 24, 2026, the Company received notification from the DOH that the approval to construct a 75,000 gallon per day wastewater treatment works was granted. The Company is working with the County of Maui to obtain the necessary grading and construction permits. The Company continues to coordinate with the DOH to resolve the Order. Meetings continue to be scheduled to provide status updates and progress being made towards resolution.

Honokohau Stream Irrigation Water Dispute

On August 18, 2025, TY Management Corporation, which owns two golf courses, the Plantation Estates Lot Owners Association (“PELOA”), the Association of Apartment Owners of the Coconut Grove on Kapalua, and the Association of Apartment Owners of the Ridge at Kapalua (three owner associations located within the Kapalua Resort Association (“KRA”), and Hui Momona Farms LLC, a Hawaii-based company that is a member of PELOA (collectively, the “Plaintiffs”), filed a complaint against the Company in the Circuit Court of the Second Circuit, State of Hawaii. The complaint alleged the Company failed to provide irrigation water from Honokohau Stream due to an alleged failure to maintain the ditch system that transports water from the stream. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

In September 2025, the Company responded to the complaint and asserted counterclaims, including claims based on, alleged violations by Plaintiffs of irrigation-use restrictions intended to protect public trust purposes and fire protection for the entire Kapalua community as well as claims relating to alleged defamatory statements. At the time of filing this Quarterly Report, the Company cannot reasonably estimate the possible loss or range of loss, or recovery from the counterclaim, if any, associated with this matter. The Company intends to defend against the claims and to prosecute its counterclaims. The Company's insurance carrier accepted the claim and tendered defense on behalf of the Company.

Since 2019, the availability of divertible water from Honokohau Stream has been reduced under Hawaii state law. In addition, the stream has experienced record low flows associated with historic drought conditions impacting the island of Maui. At its September 2025 meeting, the Commission on Water Resource Management, the state agency responsible for administering the state water code, reported that rainfall contributes to runoff and baseflow to streams, and that for the period between September 2024 and August 2025, annual rainfall in Honokohau Valley was 46% of normal. As a result of reduced rainfall and Hawaii state law prioritizing public trust uses, including drinking water and traditional practices, there has been less water during the recent drought available for private commercial irrigation.

KRA Annexations

In 2024 and 2025, the Company, as the developer of Kapalua and member of the KRA, annexed certain lands into Kapalua in accordance with procedures set forth in the KRA’s governing declaration.

On September 25, 2025, TY Management Corporation and derivatively on behalf of KRA, filed a lawsuit in the Circuit Court of the Second Circuit, State of Hawai‘i, against certain directors of KRA and the Company as declarant of KRA, alleging that the annexations and related voting rights are invalid. The matter is currently in court-mandated arbitration.

At the time of filing of this Quarterly Report, the financial impact to the Company, if any, cannot be determined or estimated. KRA is responsible for the defense of the directors named in the claim. The Company intends to fully defend against the allegations.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal and ordinary course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, is not likely to have a material adverse effect on the Company’s consolidated financial position or operations.

11.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms continuing through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing revenues subject to ASC Topic 842, Leases for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Minimum rentals	$1,297	$1,315
Percentage rentals	659	596
Licensing fees	33	33
Other	472	294
Total	$2,461	$2,238

12.	SHARE-BASED COMPENSATION

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

The number of common shares subject to options granted in 2023 for annual board service, board committee service, and continued service of the Chairperson of the Board are 250,000 shares, 78,000 shares, and 400,000 shares, respectively. For annual board service and board committee service, the stock options granted have a contractual period of ten years and vest quarterly over one year. The exercise price per share was based on the average of the high and low share price on the date of grant, or $12.11 per share. The fair value of this grant using the Black Scholes option pricing model was $3.88 per share based on an expected term of 5.25 years, expected volatility of 28%, and a risk-free rate of 4.16%. No shares underlying the 2023 stock option grants to directors, other than the Chairperson, remain.

For continued board service of the Chairperson, in 2023, the Chairperson received a stock option grant for 400,000 shares that has a contractual period of ten years and vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were 133,333 of unvested share options, or $0.2 million of unrecognized compensation cost, at March 31, 2026.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024, based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 133,333 shares of unvested share options, or $0.6 million of unrecognized compensation cost at March 31, 2026.

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

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of March 31, 2026. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $0.9 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Included in these amounts were $0.6 million and $0.3 million of restricted common stock vested during the three months ended March 31, 2026 and 2025, respectively, and $0.3 million and $1.2 million of stock options vested during the three months ended March 31, 2026 and 2025, respectively.

13.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at March 31, 2026, and December 31, 2025, respectively.

14.	LOSS PER SHARE

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

Basic and diluted weighted-average shares outstanding were 19.8 million and 19.7 million for the three months ended March 31, 2026 and 2025, respectively.

15.	REPORTABLE OPERATING SEGMENTS

Effective in the first quarter of 2026, the Company revised its reportable segments to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company’s four reportable operating segments are as follows:

•

Land Development & Sales – consists of land development and sales projects including primary housing, workforce housing, farm lots, and resort development. Sales of developed projects, home lots and non-strategic parcels will also be reported through this segment.

•

Commercial Real Estate Leasing – consists of the Company’s approximately 247,000 leasable square feet of industrial, office, retail, and residential properties. The commercial town centers reported via this segment include the Kapalua Resort in West Maui and the Haliimaile Town Center in Upcountry Maui.

•	Land Leasing & Management – consists of operations related to our over 21,000 acres of agricultural and conservation land, and associated water and wastewater infrastructure. Land leasing revenues and expenses will be reported in this segment to improve transparency of net operating income. Water and sewer infrastructure operations will also report financial results through this segment.

•	Agribusiness Ventures – consists of the Company’s efforts to self-perform certain value-added agriculture rather than lease to tenants. Currently, this segment will report on the Company’s drought-resistant agave farm and operations. As other value-added and diversified agribusinesses are developed, they will be reported through this segment.

These reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Chief Executive Officer – its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board. The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, pension and other postretirement expenses for the three months ended March 31, 2026 and 2025.

	Land Leasing & Management	Agribusiness Venture	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

2026
Operating revenues (1)	$1,192	$-	$257	$1,956	$-	$3,405
Operating costs and expenses	(1,784)	(55)	(338)	(773)	-	(2,950)
Depreciation expense	(30)	(7)	-	(156)	(40)	(233)
General and administrative expenses	(195)	(65)	(195)	(65)	(1,717)	(2,237)
Operating income (loss)	(817)	(127)	(276)	962	(1,757)	(2,015)
Pension and other postretirement expenses						(20)
Interest expense						(62)
Other income, net						38
Net loss from continuing operations						(2,059)

Capital expenditures (2)	$258	$280	$647	$40	$-	$1,225
Assets (3)	$16,027	$2,095	$15,279	$9,098	$5,373	$47,872

(1)

Amounts are principally revenues from external customers and exclude equity in earning of affiliates. The Company does not have a single external customer that amounts to 10% or more of the Company’s revenues.

(2)	Includes expenditures for property and deferred costs
(3)	Segment assets are located in the United States.

	Land Leasing & Management		Agribusiness Venture	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

2025
Operating revenues (1)	$1,234		$-	$2,619	$1,951	$-	$5,804
Operating costs and expenses	(652)		-	(2,933)	(714)	-	(4,299)
Depreciation expense	(18)		-	-	(136)	(32)	(186)
General and administrative expenses	(228)		(76)	(228)	(75)	(2,491)	(3,098)
Operating income (loss)	336		(76)	(542)	1,025	(2,525)	(1,779)
Pension and other postretirement expenses							(6,919)
Interest expense							(48)
Gain on asset disposal, net							1
Other income							105
Net loss from continuing operations							(8,640)

Capital expenditures (2)	$104		$-	$431	$44	$-	$579
Assets (3)	$14,940	(4)	$196	$11,677	$10,409	$10,010	$47,232

(1)	Amounts are principally revenues from external customers and exclude equity in earning of affiliates.
(2)	Includes expenditures for property and deferred costs
(3)	Segment assets are located in the United States.
(4)	The Land Development and Sales segment includes a $42,000 equity method investment as of March 31, 2025.

16.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the three months ended March 31, 2025 is described in Note 12.

17.	LONG TERM LEASES

As of March 31, 2026, the Company’s lease portfolio consists of five operating leases (office equipment and vehicles) and two finance leases (heavy equipment and vehicle).

The following table summarized the classification of leases on the Balance Sheet as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)

	2025	2024
	(in thousands)
Assets
Operating Lease ROU Assets	$221	$216
Finance Lease ROU Assets	333	302
Total ROU Assets	$554	$518

	2025	2024
	(in thousands)
Liabilities
Current
Operating Lease liabilities	$35	$35
Finance Lease Liabilities	53	71
Total Lease Liabilities -Current	$88	$106

Non-Current
Operating Lease liabilities	126	181
Finance Lease Liabilities	335	232
Total Lease Liabilities - Non-Current	$461	$413

18.	RELATED PARTY TRANSACTION

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

19.	NEW ACCOUNTING STANDARD ADOPTED

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740), which requires public entities to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction on an annual basis. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively during the year ended December 31, 2025.

20.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's significant accounting policies are described in Note 1 in Item 8 of the Annual Report. There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2026. Previous changes to the Company's significant accounting policies are included herein.

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

The following discussion and analysis of our unaudited condensed consolidated interim financial condition and results of operations should be read in conjunction with our annual audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report") and the unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere within this Quarterly Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Depending upon the context, the terms the “Company,” “we,” “our,” and “us,” refer to either Maui Land & Pineapple Company, Inc. alone, or to Maui Land & Pineapple Company, Inc. and its subsidiaries collectively.

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

In recent years, we have continued to execute our strategic plan, which is focused on our mission to optimize our assets for their highest and most productive use. We have advanced a range of land development and asset utilization projects designed to build stronger and more vibrant communities and enhance long-term asset value. To support these efforts, we have strengthened our organizational foundation by adding key experts to our board of directors and management team, ensuring we can effectively develop and execute plans for each asset. We also established a land management team responsible for risk mitigation strategies and productive use of farm and ranch lands across our portfolio. These investments in local talent have enhanced our ability to manage assets effectively and execute value-creating projects. In 2024, we established new office locations in West Maui and Upcountry Maui deepen our presence within these communities, foster stronger relationships and ensure responsible stewardship of our assets.

In 2025, we continued to advance efforts to maximize the productivity of our leasable land and commercial properties. We identified and addressed deferred maintenance and capital improvements in our town centers, enabling us to create spaces for many businesses who lost their locations in the 2023 Maui wildfires. This effort has increased occupancy and leasing revenue in 2025 while adding vibrancy and creating a sense of place in our communities. As of March 31, 2026, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		Net increase (decrease) in leased area for 2026
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	154,713	92%	3,608
Office	10,105	10,105	100%	-
Retail	61,004	58,852	96%	-
Residential	7,339	7,339	100%	-
Total CRE	247,328	231,009	93%	3,608

Land	Total	Leased		Net increase (decrease) in leased area for 2026
	Acres	Acres	Percent	Acres
Commercial/Industrial	19	19	100%	-
Residential	838	12	1%	-
Agriculture	10,356	6,237	60%	1,581
Conservation	11,045	-	0%	-
Total Land	22,258	6,268	28%	1,581

During 2025, the team increased commercial property occupancy from 86% to 92%, including tenant relocations and improvements necessary to enhance the variety and quality of experiences in our town centers. During the two-year period from January 1, 2024 to December 31, 2025, we executed 42 new leases, 15 of which were executed in the year ended December 31, 2025. Of the total leases, 34 of them were commercial property leases covering 83,812 leasable square feet and 8 of them were land leases covering 1,131 acres.

During the three months ended March 31, 2026, we executed a 1,581-acre agricultural land lease in West Maui to return previously fallow pineapple fields to productive use through an agricultural ranching lease. In addition, we executed two industrial leases totaling 3,608 leasable square feet of commercial space in West Maui.

This effort will continue, along with strategic capital improvements necessary to continue attracting top tier tenants. In addition to stable cashflow in a supply-constrained market, our commercial properties allow us to perform value-creating placemaking for our surrounding landholdings.  We anticipate cashflow from our commercial properties to stabilize in the coming years as the Maui market continues to recover from the 2023 Maui wildfires, and we complete the tenant improvements and leasing costs inherent with new tenancies.

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

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Parcels or # of allowable units/lots
1. Improved Land - Remnant and non-	West Maui	Five Miscellaneous Non-strategic properties	67	Miscellaneous	N/A - Complete	5 parcels
strategic parcels planned for sale	Upcountry	Three Miscellaneous Non-strategic properties	24	Miscellaneous	N/A - Complete	3 parcels
2. Improved Land - Property in active marketing for sale and/or development	West Maui	Kapalua Resort - Makai	37	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	46	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	927	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1,503	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	915	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	757	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	3,046	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1,758	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1,884	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10,328	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	243	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,258

Near-term sales revenues (1-3 years) may be anticipated from our remnant and non-strategic parcels held for sale, as well as from improved land in active marketing for sale and/or development.

In 2024, our team began to self-perform priority land development projects, including the planning and engineering of Kapalua Resort projects and the preliminary subdivision of a 325-acre former ranch in Upcountry, Maui. Unimproved land in active planning and improvements will likely require three or more years before improvements are completed and revenue is realized.

In the three months ended March 31, 2026, there were no remnant parcel sales, however in 2025, we sold six remnant land parcels for aggregate proceeds of $2.4 million. Additionally, we executed a $10.0 million purchase agreement with Harvest Church for a 6.5-acre parcel to be used for its Kapalua campus. We currently expect the closing to occur in 2027, subject to customary closing conditions. Funding for soft cost improvements, if not covered by our commercial properties and land leasing cashflow, will likely be provided by remnant non-strategic parcel sales and our revolving line of credit. As we incur infrastructure and other site improvement hard costs on new projects, we expect to fund them primarily through project presale deposits and construction financing.

For the Honokeana Homes State Temporary Housing Project, we have leased approximately 50 acres to the State of Hawai‘i and are administering the construction of necessary improvements to support temporary housing for individuals and families displaced by the Maui wildfires on August 8, 2023.  The land is leased at no cost for a term of five years, plus the duration of time necessary to construct the temporary homes. The land is a portion of a larger, 1,377-acre parcel owned by the Company. The agreement provides the State of Hawaii will fund all costs to complete the project, including approximately $35.5 million to complete the necessary horizontal improvements.  The Company has agreed to administer the construction of the horizontal improvements and, at the State of Hawaii’s election, the subsequent vertical improvements for which costs have not yet been estimated. We will provide these administration services to the State of Hawaii at cost and will not directly profit from these services. After the end of the lease, the State of Hawaii will remove any vertical improvements unless the Company requests that specific improvements remain. As of the date of this Quarterly Report, the project is on hold at the direction of the State of Hawaii. At the time of filing this Quarterly Report, we have not received an update on the project or an indication as to when the project will resume. As a result of this pause, during the three months ended March 31, 2026, we did not recognize any Honokeana Homes project revenue.

We expect unimproved land identified for long-term leasing and ongoing asset management to be leased or licensed for diversified agricultural, conservation, and cultural uses for at least the next ten years. Approximately 1,026 acres have been leased to Ka Ike Ranch, a local family-owned and operated business committed to local food production and sustainable ranching. Our unimproved land portfolio also includes the Pu’u Kukui Watershed, which encompasses over 8,600 acres and is actively managed to maximize rainfall capture and recharge of the aquifer which provides approximately 70% of the water consumed in West Maui. We remain focused on increasing occupancy of these agricultural lands to enhance productivity through economic activity and local food production.

During the three months ended March 31, 2026, we continued to reposition the portfolio to maximize productivity, create new value, and contribute to meeting the needs of Maui’s local businesses and families. This progress was supported by growing deal flow with over $11.0 million in contracted land sales, $12.0 million of new listings, and stronger recurring revenue from commercial leasing and reactivation of underutilized agricultural lands.

Segment Reorganization

As a result of the Company's continuing growth, the Company revised its reportable segments during the first quarter of 2026 to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company has four operating segments: Land Development and Sales, Commercial Real Estate Leasing, Land Leasing and Management, and Agribusiness Venture. Segment operating results are regularly reviewed by the Company's CODM determined in accordance with applicable accounting guidance. All prior period comparative information has been recast to reflect the revised segment structure. See Note 15 - Reportable Operating Segments, to our condensed consolidated interim financial statements included herein for additional information.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

CONSOLIDATED

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Operating revenues	$3,405	$5,804
Segment operating costs and expenses	(2,950)	(4,299)
General and administrative	(1,298)	(1,517)
Share-based compensation	(939)	(1,581)
Depreciation	(233)	(186)
Operating loss	(2,015)	(1,779)
Gain (Loss) on asset disposal	-	1
Other income	38	105
Pension and other postretirement expenses	(20)	(6,919)
Interest expense	(62)	(48)
Net loss	$(2,059)	$(8,640)

Net loss per Common Share - Basic and Diluted	$(0.10)	$(0.44)

LAND DEVELOPMENT AND SALES

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Operating revenues	$257	$2,619
Operating costs and expenses	(338)	(2,933)
Operating income (loss)	$(81)	$(314)

Land development and sales operating revenues include the sales of our real estate inventory. The decrease in our Land Development and Sales revenues and expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributed to the absence of construction revenues from the Honokeana Homes Temporary Housing Project during the three months ended March 31, 2026. The project has been on hold by the State of Hawaii, Department of Transportation since April 2025 and have not been informed whether or when the project may resume.

Consistent with the decline in operating revenues, no construction costs were incurred during the three months ended March 31, 2026 due to the pause in the Honokeana Homes Project. There were no significant real estate development expenditures during this period.

Operating revenues generated during the three months ended March 31, 2026 within the land development and sales segment were derived from the operations of the Kapalua Club and licensing fees associated with our registered trademarks and trade names. The Kapalua Club is a private, non-equity club that provides its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort including a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities. The member dues collected are primarily used to pay contracted fees that provide members with access to the spa, beach club and other resort amenities. Operating costs and expenses associated with operation of the Kapalua Club and licensing fees decreased to $0.3 million during the three months ended March 31, 2026 compared with $0.6 million during the three months ended March 31, 2025 primarily due to reductions in amenity fees.

COMMERCIAL REAL ESTATE LEASING

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Operating revenues	$1,956	$1,951
Operating costs and expenses	(773)	(714)
Operating income (loss)	$1,183	$1,237

Operating revenues from commercial real estate leasing activities for the three months ended March 31, 2026, were from commercial and industrial leases within the Company’s three commercial town centers located in Kapalua, Haliimaile and Alaeloa (Napili). Both operating revenues and expenses were consistent during the three months ended March 31, 2026 compared to three months ended March 31, 2025.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui increased and these percentage rents, leasing revenues in general, and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the 2023 Maui wildfires. The wildfires impacted West Maui tourism and reduced percentage rents and licensing revenues for tourism-based tenants. Revenue recognized from percentage rents during the three months ended March 31, 2026 amounted to $0.7 million as compared to $0.6 million during the three months ended March 31, 2025. Tourist traffic has started increasing again post-wildfire, and as a result, it is anticipated that percentage rents will return to pre-wildfire levels in 2026 to 2027.

Our leasing operations face substantial competition from other property owners in Maui and Hawai‘i.

LAND LEASING AND MANAGEMENT

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Operating revenues	$1,192	$1,234
Operating costs and expenses	(1,784)	(652)
Operating income (loss)	$(592)	$582

Operating revenues from land leasing and management activities were consistent for the three months ended March 31, 2026 compared to the three month period ended March 31, 2025. Revenues were comprised of agricultural leases, ground and surface water distribution, and grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed.

The increase in land leasing and management operating costs and expenses of approximately $1.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to land management, conservation, watershed management, and utilities infrastructure costs of operations and administrative expenses. Operating costs and expenses increased by approximately $0.7 million and indirect and administrative expenses increased by approximately $0.4 million.

AGRIBUSINESS VENTURE

	Three Months Ended March 31,
	(unaudited)
	2026	2025
	(in thousands)

Operating revenues	$-	$-
Operating costs and expenses	(55)	-
Operating income (loss)	$(55)	$-

Agribusiness venture consists primarily of the Company’s farming operations and related agricultural initiatives. While this segment is currently pre‑revenue, it incurs operating and development costs associated with land preparation and cultivation. The Company expects this segment to generate revenues in future periods through the sales of mature agave and potential farm-to-bottle joint venture arrangements. For the three months ended March 31, 2026, the Agribusiness venture segment recorded operating costs and expenses of $0.1 million, consisting primarily of labor, and agricultural development expenditures. Because no corresponding activity existed in the prior-year period, a comparative discussion of results is not applicable.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the three months ended March 31, 2026 amounted to $2.2 million, compared to $3.0 million for the three months ended March 31, 2025.

We account for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of any forfeitures that may occur prior to vesting is estimated and considered in the expense recognized. The decrease in share-based compensation expenses were primarily attributed to decrease in non-cash stock compensation costs during the three months ended March 31, 2026 due to valuation expenses for stock options issued to our directors and the Chief Executive Officer. Beginning in 2025, the Compensation Committee eliminated the use of options and replaced them with restricted stock grants. This change provides more predictable value to directors and executives while maintaining alignment with shareholders and reduces the number of underlying shares used to compensate our directors and executive officers and the related compensation expense.

OTHER INCOME

Other income of $0.1 million was earned during the three month period ended March 31, 2025. During the three months ended March 31, 2025, other income was due to interest earned on savings and dividends earned on an investment bond fund of varying maturities. There was no significant other income earned during the three month period ended March 31, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $3.8 million and $5.3 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, we had $18.5 million of available credit under a revolving line of credit facility with First Hawaiian Bank (the “Bank”) (the “Credit Facility”). On December 22, 2025, we executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement with the Bank (collectively the “Agreements”) increasing the credit limit from $15.0 million to $25.0 million and extending the maturity date of the Credit Facility to December 31, 2030. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as collateral; for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We were in compliance with the covenants of the Credit Facility at March 31, 2026.

Cash Flows

Net cash used by our operating activities for the three months ended March 31, 2026 was $2.0 million and net cash provided by our operating activities was $0.2 million for the three months ended March 31, 2025.

There was land development revenue during the three months ended March 31, 2025 in the amount of $2.3 million that was attributed to the Honokeana Homes project, however, there was no such revenue during the three months ended March 31, 2026.

Other income was comprised of interest income earned from our money market and bond investments was $0.1 million for the three months ended March 31, 2025. There were approximately $38,000 in interest income earned during the three months ended March 31, 2026.

The outstanding balance of our Credit Facility was $6,500,000 at March 31, 2026.

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

We are a smaller reporting company and are not required to disclose this information.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 10, Commitments and Contingencies, to our condensed consolidated interim financial statements included in this Quarterly Report.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the three months ended March 31, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of 2026.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

May 15, 2026	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)