Form 10-Q
period 2026-06-30
MAUI LAND & PINEAPPLE CO INC
filed 2026-08-14
CIK 63330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2026
Common Stock, $0.0001 par value	19,859,155 shares

MAUI LAND & PINEAPPLE COMPANY, INC.

AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Quarterly Report”) and other reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements include all statements included in or incorporated by reference to this Quarterly Report that are not statements of historical facts, which can generally be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “project,” “pursue,” “will,” “would,” or the negative or other variations thereof or comparable terminology. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•

the occurrence of natural disasters such as wildfires (including the Maui wildfires that occurred on August 8, 2023), floods, changes in weather conditions (such as the historic drought that occurred in 2025), and threats of the spread of contagious diseases;

•	concentration of credit risk on deposits held at banks in excess of the Federal Deposit Insurance Corporation insured limits and in receivables due from our commercial leasing portfolio;

•	unstable macroeconomic market conditions, including, but not limited to, energy costs, credit markets, interest rates, tariffs, inflationary pressures, and changes in income and asset values;

•	risks associated with real estate investments, including fluctuations in demand for real estate and tourism in Hawaii and Maui;

•	security incidents resulting from cyber-attacks or intrusions on our information systems;

•

our ability to complete land development projects within forecasted time and budget expectations, including risks related to construction delays, labor shortages, and obtaining the necessary permits and approvals;

•	our ability to obtain required land use entitlements at reasonable costs;

•	our ability to compete with other developers of real estate on Maui;

•	risks associated with joint ventures;

•	potential liabilities and obligations under various federal, state, and local environmental regulations;

•	potential liabilities and obligations due to litigation during the normal course of business operations;

•	our ability to cover catastrophic losses in excess of insurance coverages;

•	unauthorized use of our trademarks could negatively impact our business;

•	our ability to establish and maintain effective internal controls over financial reporting;

•	our ability to comply with funding requirements of our retirement plans;

•	our ability to comply with the terms of our indebtedness, including financial covenants, and to extend maturity dates, or refinance such indebtedness, prior to its maturity date;

•	availability of capital on terms favorable to us, and our ability to raise capital through the sale of certain real estate assets, sale of equity, or at all;

•	risks related to our common stock, including stock price volatility, low trading volume and affiliate ownership; and

•	changes in U.S. accounting standards adversely impacting us.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(audited)	(audited)
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,282	$5,295
Accounts receivable, net	1,674	1,371
Prepaid expenses and other assets	910	608
Assets held for sale	1,792	1,827
Total current assets	7,658	9,101

PROPERTY & EQUIPMENT, NET	18,852	18,243

OTHER ASSETS
Deferred development costs - Development projects	17,334	15,720
Deferred development costs - Agave ventures	2,485	1,680
Right of use assets	510	518
Other noncurrent assets	2,786	2,706
Total other assets	23,115	20,624
TOTAL ASSETS	$49,625	$47,968

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,608	$2,774
Payroll and employee benefits	857	1,159
Accrued retirement benefits, current portion	1,598	1,620
Deferred revenue, current portion	975	833
Long-term debt, current portion	102	85
Lease liability, current portion	128	106
Other current liabilities	1,282	786
Total current liabilities	6,550	7,363

LONG-TERM LIABILITIES
Line of credit	8,500	4,000
Deferred revenue, noncurrent portion	1,033	1,100
Deposits	1,914	1,927
Long-term debt, noncurrent portion	190	102
Lease liability, noncurrent portion	380	413
Total long-term liabilities	12,017	7,542
TOTAL LIABILITIES	18,567	14,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock--$0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock--$0.0001 par value; 43,000,000 shares authorized; 19,876,696 and 19,755,431 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	88,658	87,580
Additional paid-in-capital	17,951	17,346
Accumulated deficit	(75,275)	(71,587)
Accumulated other comprehensive loss	(276)	(276)
Total stockholders' equity	31,058	33,063
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$49,625	$47,968

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2026	2025
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land leasing and management	$1,502	$1,294
Agribusiness ventures	-	-
Land development and sales	235	1,438
Commercial real estate leasing	1,961	1,870
Total operating revenues	3,698	4,602

OPERATING COSTS AND EXPENSES
Land leasing and management	1,324	1,059
Agribusiness ventures	39	35
Land development and sales	287	1,181
Commercial real estate leasing	907	914
General and administrative	1,685	1,027
Share-based compensation	995	742
Depreciation	257	355
Total operating costs and expenses	5,494	5,313

OPERATING LOSS	(1,796)	(711)

Other income	289	349
Pension and other post-retirement expenses	(20)	(582)
Interest expense	(101)	(55)
NET LOSS	$(1,628)	$(999)
Other comprehensive income - pension, net	-	-

TOTAL COMPREHENSIVE LOSS	$(1,628)	$(999)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.08)	$(0.05)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands except
	per share amounts)
OPERATING REVENUES

Land leasing and management	$2,689	$2,529
Agribusiness ventures	-	-
Land development and sales	492	4,056
Commercial real estate leasing	3,916	3,821
Total operating revenues	7,097	10,406

OPERATING COSTS AND EXPENSES
Land leasing and management	3,108	1,741
Agribusiness ventures	93	35
Land development and sales	624	4,119
Commercial real estate leasing	1,679	1,626
General and administrative	2,982	2,514
Share-based compensation	1,932	2,321
Depreciation	490	541
Total operating costs and expenses	10,908	12,897

OPERATING LOSS	(3,811)	(2,491)

Gain on assets disposal, net	-	1
Other income	327	455
Pension and other post-retirement expenses	(41)	(7,501)
Interest expense	(163)	(103)
NET LOSS	$(3,688)	$(9,639)
Other comprehensive income - pension, net	-	79

TOTAL COMPREHENSIVE LOSS	$(3,688)	$(9,560)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.19)	$(0.49)

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2025 (audited)	19,755	$87,580	$17,346	$(71,587)	$(276)	$33,063
Share-based compensation	57	954	674	-	-	1,628
Vested restricted stock issued	20	355	(355)	-	-	-
Shares cancelled to pay tax liability	(35)	(581)	-	-	-	(581)
Other comprehensive income - pension	-	-	-	-	-	-
Net loss	-	-	-	(2,059)	-	(2,059)
Balance, March 31, 2026	19,797	$88,308	$17,665	$(73,646)	$(276)	$32,051

Share-based compensation	-	-	727	-	-	727
Vested restricted stock issued	85	442	(442)	-	-	-
Shares cancelled to pay tax liability	(5)	(92)	-	-	-	(92)
Other comprehensive income - pension	-	-	-	-	-	-
Net loss	-	-	-	(1,628)	-	(1,628)
Balance, June 30, 2026	19,877	88,658	17,950	(75,274)	(276)	31,058

Balance, December 31, 2024 (audited)	19,664	$85,877	$15,202	$(61,008)	$(6,890)	33,181
Share-based compensation	44	864	1,436	-	-	2,300
Vested restricted stock issued	13	262	(262)	-	-	-
Shares cancelled to pay tax liability	(3)	(204)	-	-	-	(204)
Other comprehensive income - pension	-	-	-	-	79	79
Net loss	-	-	-	(8,640)	-	(8,640)
Balance, March 31, 2025	19,718	86,799	16,376	(69,648)	(6,811)	26,716

Share-based compensation	-	-	597	-	-	597
Vested restricted stock issued	13	273	(273)	-	-	-
Shares cancelled to pay tax liability	(1)	(20)	-	-	-	(20)
Other comprehensive income - pension	-	-	-	-	-	-
Net loss	-	-	-	(999)	-	(999)
Balance, June 30, 2025	19,730	$87,052	$16,700	$(70,647)	$(6,811)	$26,294

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,433)	(714)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for property and deferred development costs	(3,439)	(2,104)
Distributions from investment in joint venture	-	656
Purchases of debt securities	-	(15)
Maturities of debt securities	-	2,210
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,439)	747

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	5,500	-
Principal payments on line of credit	(1,000)	-
Principal payments on financing agreements	(71)	-
Borrowing under financing agreement	137	-
Principal payments on long-term debt	(34)	(223)
Common stock issuance costs and other	(673)	(109)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,859	(332)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,013)	(299)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,295	6,835
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,282	$6,536

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

●	Costs attributed to common stock issued under the Company’s 2017 Equity and Incentive Award Plan was $1.8 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

●	Capitalized property and deferred development costs in accounts payable were $0.3 million and $0.5 million at June 30, 2026 and 2025, respectively.

See Notes to Condensed Consolidated Interim Financial Statements

MAUI LAND & PINEAPPLE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by Maui Land & Pineapple Company, Inc. (together with its wholly-owned subsidiaries, the “Company”) in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to the annual audited consolidated financial statements required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed consolidated interim financial statements contain all normal and recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the interim periods ended June 30, 2026 and 2025. The unaudited condensed consolidated interim financial statements and notes presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Quarterly Report”) should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Annual Report.

The Company is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “MLP.”

Segment Reorganization

As a result of the Company's continuing growth, the Company revised its reportable segments during the first quarter of 2026 to better reflect its business strategy, align its management reporting, and increase transparency for investors. Under the revised segment structure, the Company has four operating segments: Land Development and Sales, Commercial Real Estate Leasing, Land Leasing and Management, and Agribusiness Ventures. Segment operating results are regularly reviewed by the Chief Executive Officer, the Company's Chief Operating Decision Maker (the "CODM") determined in accordance with applicable accounting guidance. All prior period comparative information has been recast to reflect the revised segment structure. See Note 15 - Reportable Operating Segments for additional information.

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks, and money market funds.

3.	PROPERTY & EQUIPMENT

Property and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
	(in thousands)
Land	$7,755	$7,706
Land improvements	13,592	13,456
Buildings	20,611	20,502
Machinery and equipment	7,490	6,949
Construction in progress	749	528
Total property and equipment	50,197	49,141
Less accumulated depreciation	(31,345)	(30,898)
Property and equipment, net	$18,852	$18,243

Land

The Company holds 22,215 acres of land, the majority of which was acquired between 1911 and 1932 and carried on the balance sheet at original cost. More than 20,000 of these acres lie in West Maui, forming largely contiguous parcels that rise from sea level to approximately 5,700 feet in elevation. Within this expanse sits Kapalua Resort, a master-planned destination resort and residential community with approximately 900 acres entitled for mixed-use development. The remaining approximately 1,500 acres are located in Upcountry Maui in an area known as Hali'imaile, which consists of agricultural fields, ranch lands, and a mix of industrial and retail properties that complete the Company’s portfolio.

Land Improvements

Land improvements consist primarily of roads, utilities, and landscaping infrastructure at Kapalua Resort, as well as the Company's potable and non-potable water systems located in West Maui. The majority of these assets were constructed and placed in service during the mid-to-late 1970s or were acquired in connection with a 2017 conveyance. As a result, related depreciation expense reflected in the consolidated financial statements is significantly lower than the depreciation expense that would be recognized if these assets were recorded at current replacement value.

Buildings

Buildings consist primarily of restaurant, retail, and light industrial spaces located at the Kapalua Resort, Alaeloa Business Center, and throughout Hali’imaile, which are used in the Company’s leasing operations. Most of the Company’s buildings were constructed and placed in service during the mid-to-late 1970s. As a result, the related depreciation expense reflected in the consolidated financial statements is significantly lower than the depreciation expense that would be recognized if these assets were recorded at current replacement cost.

Machinery and Equipment

Machinery and equipment are mainly comprised of zipline course equipment installed in 2008 at the Kapalua Resort and used in the Company’s leasing operations, company vehicles (trucks) and land maintenance equipment used in the agribusiness and land management operations.

Construction in Progress

Construction in progress is comprised of ongoing Kapalua Resort and Hali’imaile projects, including renovations and improvements to buildings, warehouses and commercial assets.

4.	ASSETS HELD FOR SALE

Assets held for sale consist of non-strategic land parcels identified for sale at  June 30, 2026. There are 12 parcels that carry a historical cost basis of approximately $1.8 million. These parcels are either actively listed by a broker or privately marketed for sale.

The Company classifies long-lived assets, including property and equipment, as held for sale when specific criteria are met. These criteria require that management approves a formal plan to sell the assets, an active program to locate a buyer is initiated, and the sale is highly probable of closing within 12 months under a formal contract. Upon classification as held for sale, the Company ceases depreciation and amortization of these assets. The assets are then recorded at the lower of their carrying amount or fair value less costs to sell.

Long-lived assets currently in active operation continue to be classified as property and equipment, net on the Condensed Consolidated Balance Sheets. These operating assets remain subject to depreciation over their useful lives and are regularly reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

5.	DEFERRED DEVELOPMENT COSTS – DEVELOPMENT PROJECTS

Deferred development costs - development projects represents costs expended on the Company's various real estate development projects and capitalized in accordance with Accounting Standards Codification ("ASC") Topic 360-10 Long-lived Assets ("ASC 360"). The amounts capitalized at  June 30, 2026, and  December 31, 2025, were $17.3 million and $15.7 million, respectively.

6.	DEFERRED DEVELOPMENT COSTS – AGAVE VENTURE

Deferred development costs - Agave venture represents costs expended on the Company's new Agave venture and capitalized in accordance with ASC 360. The amounts capitalized at  June 30, 2026, and  December 31, 2025, were $2.5 million and $1.7 million, respectively.

7.	CONTRACT ASSETS AND LIABILITIES

Receivables from contracts with customers were $0.6 million at June 30, 2026 and December 31, 2025.

Deferred license fee revenue

Effective April 1, 2020, the Company entered into a trademark license agreement (the “TM Agreement”) with Kapalua Golf, the owner of Kapalua Plantation and Bay golf courses (the "Licensee"). Under the terms and conditions set forth in the TM Agreement, the Licensee is granted a perpetual, terminable on default, transferable, non-exclusive license to use the Company’s trademarks and service marks to promote its golf courses and to sell its licensed products. The Company received a single royalty payment of $2.0 million in March 2020. Revenue recognized on a straight-line basis over its estimated economic useful life of 15 years was $66,667 for each of the six months ended June 30, 2026 and 2025.

8.	LONG-TERM DEBT

On  December 22, 2025, the Company executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement (collectively, the “Loan Agreement”) increasing the credit limit from $15.0 million to $25.0 million and extending the maturity date of the credit facility (the “Credit Facility”) with First Hawaiian Bank (the "Bank") to  December 31, 2030. The Loan Agreement provides revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on First Hawaiian Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at First Hawaiian Bank’s commercial loan rates with interest rate swap options available. The Company has pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as collateral for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility.

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

The outstanding balance of the Credit Facility was $8,500,000 and $4,000,000 at June 30, 2026 and December 31, 2025, respectively. The Company received a covenant waiver from the bank for the quarter ended  June 30, 2026.

In  July 2024, the Company entered into a loan (the “2024 Equipment Loan”) to finance equipment purchases. The 2024 Equipment Loan has a principal amount of $338,720, bears a 0% interest rate per annum, and requires monthly payments of $7,057. The 2024 Equipment Loan matures in  July 2028. The outstanding balance on the loan was approximately $0.2 million on each of June 30, 2026 and December 31, 2025.

In  May 2026, the Company entered into a loan (the “2026 Equipment Loan”) to finance additional equipment purchases. The 2026 Equipment Loan has a principal amount of $137,343, bears a 10% interest rate per annum, and requires monthly payments of $3,483. The 2026 Equipment Loan matures in  May 2030. The outstanding balance on the loan was approximately $0.1 million at June 30, 2026.

9.	ACCRUED RETIREMENT BENEFITS

Accrued retirement benefits at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
	(in thousands)

Defined benefit pension plan	$-	$-
Non-qualified retirement plans	1,598	1,620
Total	1,598	1,620
Less current portion	(1,598)	(1,620)
Non-current portion of accrued retirement benefits	$-	$-

The Company had a defined benefit pension plan (the “Defined Plan”), which covered many of its former bargaining unit employees and an unfunded non-qualified retirement plan (the “Non-qualified Plan”) covering nine former non-bargaining unit management employees and former executives. In 2009, the Non-qualified Plan was frozen, and in 2011, the pension benefits under the Defined Plan were frozen. All future vesting of additional benefits were discontinued effective in 2009 for the Non-qualified Plan and in 2011 for the Defined Plan. The Board of Directors (the “Board”) approved the termination of the Defined Plan and the Non-qualified Plan in 2023.

The net periodic benefit costs for pension and post-retirement benefits for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Pensions and other benefits:
Interest cost	$17	$105	$36	$210
Expected return on plan assets	-	(72)	-	(245)
Amortization of net loss	3	-	5	79
Settlement expense	-	549	-	7,457
Pension and other postretirement expenses	$20	$582	$41	$7,501

A settlement expense in the amount of $6,807,000 was recognized during the six months ended June 30, 2025. This expense is a non-cash expense to recognize the estimated costs to terminate the Defined Plan. Final settlement expenses were recognized upon the final termination of the Defined Plan during the third quarter of 2025.

10.	COMMITMENTS AND CONTINGENCIES

DOH Order

On December 31, 2018, the State of Hawaii Department of Health (“DOH”) issued a Notice and Finding of Violation and Order (“Order”) for alleged wastewater effluent violations related to the Company’s Upcountry Maui wastewater treatment facility. The facility was built in the 1960s to serve approximately 200 single-family homes developed for workers in the Company’s former agricultural operations. The facility is comprised of two 1.5-acre wastewater stabilization ponds and surrounding disposal leach fields. The Order includes, among other requirements, payment of a $230,000 administrative penalty and development of a new wastewater treatment plant, and it will become final and binding unless a hearing is requested to contest the alleged violations and penalties.

The construction of additional leach fields and the installation of a surface aerator, sludge removal system, and natural pond cover using water plants were completed in 2023. Test results from wastewater monitoring indicate effluent concentration amounts within permittable ranges. A feasibility study was prepared for and submitted to the Company on January 15, 2024, identifying various technical solutions that could be implemented to resolve the Order. The DOH agreed to defer the Order on February 15, 2024, as the Company continues to work to resolve and remediate the facility’s wastewater effluent issues through an approved corrective action plan. The Company submitted a plan (the Plan) and proposed solution to resolve the Order on March 14, 2024. The Plan included the installation of an additional pond that will be lined and installed with aerators. One of the existing ponds will be lined and renovated as necessary and the other pond will be taken offline and used as a backup pond if needed.

On April 24, 2026, the Company received notification from the DOH that the approval to construct a 75,000 gallon per day wastewater treatment works was granted. The Company is working with the County of Maui to obtain the necessary grading and construction permits. The Company continues to coordinate with the DOH to resolve the Order. Meetings are regularly scheduled to provide status updates and progress being made towards resolution.

Honokohau Stream Irrigation Water Dispute

On August 18, 2025, TY Management Corporation, which owns two golf courses, three owner associations located within the Kapalua Resort Association (“KRA”) (the Plantation Estates Lot Owners Association (“PELOA”), the Association of Apartment Owners of the Coconut Grove on Kapalua, and the Association of Apartment Owners of the Ridge at Kapalua), and Hui Momona Farms LLC, a Hawaii-based company that is a member of PELOA (collectively, the “Plaintiffs”), filed a complaint against the Company in the Circuit Court of the Second Circuit, State of Hawaii. The complaint alleged the Company failed to provide irrigation water from Honokohau Stream due to an alleged failure to maintain the ditch system that transports water from the stream. The complaint seeks declaratory and injunctive relief and unspecified monetary damages.

In September 2025, the Company responded to the complaint and asserted counterclaims. These counterclaims include allegations that Plaintiffs violated irrigation-use restrictions designed to protect public trust purposes and fire protection for the Kapalua community as well as claims relating to alleged defamatory statements. At the time of filing this Quarterly Report, the Company cannot reasonably estimate the possible loss or range of loss, or recovery from the counterclaim, if any, associated with this matter. The Company intends to defend against the claims and to prosecute its counterclaims. The Company's insurance carrier accepted the claim and tendered defense on behalf of the Company.

Since 2019, the availability of divertible water from Honokohau Stream has been reduced under Hawaii state law. In addition, the stream experienced record low flows associated with historic drought conditions impacting the island of Maui in 2024 and 2025. At its September 2025 meeting, the Commission on Water Resource Management, the state agency responsible for administering the state water code, reported that rainfall contributes to runoff and baseflow to streams, and that for the period between September 2024 and August 2025, annual rainfall in Honokohau Valley was 46% of normal. As a result of reduced rainfall and Hawaii state law prioritizing public trust uses, including drinking water and traditional practices, there was less water during the severe drought available for private commercial irrigation.

KRA Annexations

In 2024 and 2025, the Company, as the developer of Kapalua and member of the KRA, annexed certain lands into Kapalua in accordance with procedures set forth in the KRA’s governing declaration.

On September 25, 2025, TY Management Corporation and derivatively on behalf of KRA, filed a lawsuit in the Circuit Court of the Second Circuit, State of Hawaii, against certain directors of KRA and the Company as declarant of KRA, alleging that the annexations and related voting rights are invalid. The matter is currently in court-mandated arbitration.

At the time of filing of this Quarterly Report, the financial impact to the Company, if any, cannot be determined or estimated. KRA is responsible for the defense of the directors named in the claim. The Company intends to fully defend against the allegations.

In addition, from time to time, the Company is the subject of various other claims, complaints and other legal actions which arise in the normal and ordinary course of the Company’s business activities. The Company believes the resolution of these other matters, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or operations.

11.	LEASING ARRANGEMENTS

The Company leases land primarily to agriculture operators and leases space in commercial buildings primarily to restaurant and retail tenants with terms through 2048. These operating leases generally provide for minimum rents for commercial properties and land assets and, in some cases, licensing fees for use of trade names, percentage rentals based on tenant revenues, and reimbursement of common area maintenance and other expenses. Certain leases allow the lessee an option to extend or terminate the agreement. There are no leases allowing a lessee an option to purchase the underlying asset. Leasing revenues subject to ASC Topic 842, Leases for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Minimum rentals	$1,336	$1,214	$2,633	$2,530
Percentage rentals	651	590	1,309	1,187
Licensing fees	43	41	76	72
Other	532	349	1,004	643
Total	$2,562	$2,194	$5,022	$4,432

12.	SHARE-BASED COMPENSATION

The Company’s directors and certain members of management receive a portion of their compensation in shares of the Company’s common stock granted under the Company’s 2017 Equity and Incentive Award Plan, as amended (the “Equity Plan”).

Share-based compensation is awarded annually to certain members of the Company’s management based on their achievement of predefined performance goals and objectives under the Equity Plan. Their share-based compensation is comprised of an annual incentive paid in vested shares of common stock and a long-term incentive paid in restricted shares of common stock vesting quarterly over a period of three years. Restricted share-based compensation is valued based on the average of the high and low share price on the date of grant. Shares are issued upon execution of agreements reflecting the grantee’s acceptance of the respective shares subject to the terms and conditions of the Equity Plan. Restricted shares issued under the Equity Plan have voting and regular dividend rights but cannot be disposed of until such time as they are vested. All unvested restricted shares are forfeited upon the grantee’s termination of employment from the Company.

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

For continued board service of the Chairperson, in 2023, the Chairperson received a stock option grant for 400,000 shares that has a contractual period of ten years and vests as follows: 133,334 shares on June 1, 2024, 133,333 shares on June 1, 2025, and 133,333 shares on June 1, 2026. The exercise price per share was based on the average of the high and low share price on the date of grant, or $9.08 per share. The fair value of these grants using the Black-Scholes option-pricing model was $3.94 per share based on an expected term of 6.12 years, expected volatility of 37%, and a risk-free rate of 3.49%. There were no unvested share options at June 30, 2026.

An option to purchase 400,000 shares of the Company’s common stock under the Equity Plan was granted to the Chief Executive Officer during the three months ended March 31, 2024. The stock option grant has a contractual period of ten years and vests annually as follows: 133,334 shares on January 1, 2025, 133,333 shares on January 1, 2026, and 133,333 shares on January 1, 2027. The exercise price per share was based on the average of the high and low share price on the date of grant, or $15.75 per share. The stock option grant is valued at the commitment date, based on the fair value, and recognized as share-based compensation expense on a straight-line basis over its vesting period beginning in January 2024. The fair value of the grant using the Black-Scholes option-pricing model was $6.02 per share at January 1, 2024, based on an expected term of 6.00 years, expected volatility of 31%, and a risk-free rate of 3.82%. There were 133,333 shares of unvested share options, or $0.4 million of unrecognized compensation cost at June 30, 2026.

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

The simplified method described in Staff Accounting Bulletin No. 107 was used by management due to the lack of historical option exercise behavior. The Company does not currently issue dividends. There were no forfeitures of stock option grants as of June 30, 2026. Management does not anticipate future forfeitures to be material.

Share-based compensation expenses totaled $1.0 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. Included in these amounts were $0.7 million and $0.4 million of restricted common stock vested during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.3 million of stock options vested during the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expenses totaled $1.9 million and $2.3 million for the six months ended  June 30, 2026 and 2025. Included in these amounts were $1.3 million and $0.8 million of restricted common stock vested during the six months ended  June 30, 2026 and 2025, respectively, and $0.6 million and $1.5 million of stock options vested during the six months ended  June 30, 2026 and 2025, respectively.

13.	INCOME TAXES

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company’s provision for income taxes is calculated using the liability method. Deferred income taxes are provided for all temporary differences between the consolidated financial statements and income tax bases of assets and liabilities using tax rates enacted by law or regulation. A full valuation allowance was established for deferred income tax assets at June 30, 2026, and December 31, 2025, respectively.

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

Basic and diluted weighted-average shares outstanding were 19.9 million and 19.8 million for the six months ended June 30, 2026 and 2025, respectively.

15.	REPORTABLE OPERATING SEGMENTS

Effective in the first quarter of 2026, the Company revised its reportable segments to better reflect its business strategy, align its management reporting, and increase transparency for investors. Under the revised segment structure, the Company’s four reportable operating segments are as follows:

•

Land Development and Sales – consists of land development and sales projects including primary housing, workforce housing, farm lots, and resort development. Sales of developed projects, home lots and non-strategic parcels will also be reported through this segment.

•

Commercial Real Estate Leasing – consists of the Company’s approximately 247,000 leasable square feet of industrial, office, retail, and residential properties. The commercial town centers reported via this segment include the Kapalua Resort in West Maui and the Haliimaile Town Center in Upcountry Maui.

•

Land Leasing and Management – consists of operations related to our over 21,000 acres of agricultural and conservation land, and associated water and wastewater infrastructure. Land leasing revenues and expenses will be reported in this segment to improve transparency of net operating income. Water and sewer infrastructure operations will also report financial results through this segment.

•

Agribusiness Ventures – consists of the Company’s efforts to self-perform certain value-added agriculture rather than lease to tenants. Currently, this segment will report on the Company’s drought-resistant agave farm and operations. As other value-added and diversified agribusinesses are developed, they will be reported through this segment.

These reportable operating segments are comprised of the discrete business units whose operating results are regularly reviewed by the Chief Executive Officer, also its chief operating decision maker – in assessing performance and determining the allocation of resources and by the Board. The Company’s reportable operating segment results are measured based on operating income (loss), exclusive of interest, pension and other postretirement expenses for the three and six months ended June 30, 2026 and 2025.

	Land Leasing & Management	Agribusiness Ventures	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

Three months ended June 30, 2026
Operating revenues (1)	$1,502	$-	$235	$1,961	$-	$3,698
Operating costs and expenses	(1,324)	(39)	(287)	(907)	-	(2,557)
Depreciation expense	(35)	(7)	(1)	(160)	(54)	(257)
General and administrative expenses	(253)	(84)	(253)	(84)	(2,006)	(2,680)
Operating income (loss)	(110)	(130)	(306)	810	(2,060)	(1,796)
Pension and other postretirement expenses						(20)
Interest expense						(101)
Other income, net						289
Loss from continuing operations						(1,628)

Capital expenditures (2)	$767	$536	$910	$-	$-	$2,213
Assets (3)	$16,203	$2,631	$15,512	$9,215	$6,064	$49,625

	Land Leasing & Management	Agribusiness Ventures	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

Six months ended June 30, 2026
Operating revenues (1)	$2,689	$-	$492	$3,916	$-	$7,097
Operating costs and expenses	(3,108)	(93)	(624)	(1,679)	-	(5,504)
Depreciation expense	(68)	(14)	(3)	(315)	(90)	(490)
General and administrative expenses	(447)	(149)	(447)	(149)	(3,722)	(4,914)
Operating income (loss)	(934)	(256)	(582)	1,773	(3,812)	(3,811)
Pension and other postretirement expenses						(41)
Interest expense						(163)
Other income, net						327
Loss from continuing operations						(3,688)

Capital expenditures (2)	$933	$805	$1,661	$40	$-	$3,439
Assets (3)	$16,203	$2,631	$15,512	$9,215	$6,064	$49,625

(1)

Amounts are principally revenues from external customers and exclude equity in earnings of affiliates. The Company does not have a single external customer that amounts to 10% or more of the Company’s revenues.

(2)	Includes expenditures for property and deferred costs.

(3)	Segment assets are located in the United States.

	Land Leasing & Management	Agribusiness Ventures	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

Three months ended June 30, 2025
Operating revenues (1)	$1,294	$-	$1,438	$1,870	$-	$4,602
Operating costs and expenses	(1,059)	(35)	(1,181)	(914)	-	(3,189)
Depreciation expense	(141)	-	-	(190)	(24)	(355)
General and administrative expenses	(154)	(51)	(154)	(51)	(1,359)	(1,769)
Operating income (loss)	(60)	(86)	103	715	(1,383)	(711)
Pension and other postretirement expenses						(582)
Interest expense						(55)
Other income						349
Income from continuing operations						(999)

Capital expenditures (2)	$582	$390	$447	$112	$-	$1,531
Assets (3)	$14,729	$685	$11,364	$10,470	$8,491	$45,739

	Land Leasing & Management	Agribusiness Ventures	Land Development and Sales	Commercial Real Estate Leasing	Other	Consolidated

Six months ended June 30, 2025
Operating revenues (1)	$2,529	$-	$4,056	$3,821	$-	$10,406
Operating costs and expenses	(1,741)	(35)	(4,119)	(1,626)	-	(7,521)
Depreciation expense	(162)	-	-	(327)	(52)	(541)
General and administrative expenses	(377)	(126)	(377)	(126)	(3,829)	(4,835)
Operating income (loss)	249	(161)	(440)	1,742	(3,881)	(2,491)
Pension and other postretirement expenses						(7,501)
Interest expense						(103)
Loss on asset disposal, net						1
Other income						455
Income from continuing operations						(9,639)

Capital expenditures (2)	$868	$392	$577	$267	$-	$2,104
Assets (3)	$14,729	$685	$11,364	$10,470	$8,491	$45,739

(1)	Amounts are principally revenues from external customers and exclude equity in earnings of affiliates.
(2)	Includes expenditures for property and deferred costs
(3)	The land development and sales segment includes a $42,000 equity method investment as of June 30, 2025.
(4)	Segment assets are located in the United States.

16.	FAIR VALUE MEASUREMENTS

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

The Company considers all cash on hand to be unrestricted cash for the purposes of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows. The fair value of receivables and payables approximate their carrying value due to the short-term nature of the instruments. The method used to determine the valuation of stock options granted to directors during the three and six months ended June 30, 2026 is described in Note 12 - Share Based Compensation.

17.	LONG TERM LEASES

As of June 30, 2026, the Company’s lease portfolio consists of five operating leases (office equipment and vehicles) and two finance leases (heavy equipment and vehicle).

The following table summarized the classification of Right of Use (ROU) lease assets and liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)

	(in thousands)
Assets
Operating Lease ROU Assets	$200	$216
Finance Lease ROU Assets	310	302
Total Lease ROU Assets	$510	$518

	2026	2025
	(in thousands)
Liabilities
Current
Operating Lease liabilities	$42	$35
Finance Lease Liabilities	86	71
Total Lease Liabilities -Current	$128	$106

Non-Current
Operating Lease liabilities	151	181
Finance Lease Liabilities	229	232
Total Lease Liabilities - Non-Current	$380	$413

18.	RELATED PARTY TRANSACTION

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

The Company's significant accounting policies are described in Note 1 – Description of Business and Significant Accounting Policies in Item 8 of the Annual Report. There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2026. Previous changes to the Company's significant accounting policies are included herein.

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

Overview

Maui Land & Pineapple Company, Inc. is a Delaware corporation and the successor to a business organized in 1909 as a Hawaii corporation. The Company reincorporated from Hawaii to Delaware pursuant to a plan of conversion completed on July 18, 2022. Total authorized capital stock of the Company includes 48,000,000 shares, consisting of 43,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. Shares of the Company’s common stock are listed on the New York Stock Exchange under the ticker symbol “MLP.” The Company consists of a landholding and operating parent company, its principal subsidiary, Kapalua Land Company, Ltd., and certain other subsidiaries

In recent years, we have continued to execute our strategic plan, which is focused on our mission to optimize our assets for their highest and most productive use. We have advanced a range of land development and asset utilization projects designed to build stronger and more vibrant communities and enhance long-term asset value. To support these efforts, we have strengthened our organizational foundation by adding key experts to our board of directors and management team, ensuring we can effectively develop and execute plans for each asset. We also established a land management team responsible for risk mitigation strategies and productive use of farm and ranch lands across our portfolio. These investments in local talent have enhanced our ability to manage assets effectively and execute value-creating projects. In 2024, we established new office locations in West Maui and Upcountry Maui to deepen our presence within these communities, foster stronger relationships and ensure responsible stewardship of our assets.

Throughout 2025, we continued to advance efforts to maximize the productivity of our leasable land and commercial properties. We identified and addressed maintenance and capital improvements in our town centers, enabling us to create spaces for many businesses who lost their locations in the 2023 Maui wildfires. This effort has increased occupancy and leasing revenue in 2025 while adding vibrancy and creating a sense of place in our communities. As of June 30, 2026, our commercial properties and land were occupied at the following levels:

Commercial Real Estate	Total	Leased		Net increase (decrease) in leased area for 2026 YTD
	Sq. ft.	Sq. ft.	Percent	Sq. ft.
Industrial	168,880	155,793	92%	4,688
Office	10,105	10,105	100%	-
Retail	61,004	57,454	94%	(1,398)
Residential	7,339	5,839	80%	(1,500)
Total CRE	247,328	229,191	93%	1,790

Land	Total	Leased		Net increase (decrease) in leased area for 2026 YTD
	Acres	Acres	Percent	Acres
Commercial/Industrial	18	18	100%
Residential	861	12	1%	-
Agriculture	10,302	6,237	45%	1,581
Conservation	11,034	-	0%	-
Total Land	22,215	4,687	21%	1,581

As of June 30, 2026, the commercial property occupancy was 93%, compared with 92% as of December 31, 2025. During the six months ending June 30, 2026, the team continued to execute tenant relocations and property improvements designed to enhance the variety and quality of experiences offered within our town centers.

During the period from January 1, 2024 through June 30, 2026, the team executed 47 new leases, including five leases executed during the six months ending June 30, 2026. Of the five leases executed during the six months ended June 30, 2026, four were commercial property leases covering approximately 4,688 leasable square feet. The remaining lease was a 1,581-acre agricultural land lease in West Maui to return previously fallow pineapple fields to productive use through an agricultural ranching lease.

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

Category	Region	Property	Approximate Land Area (acres)	Current Land Use/Zoning	Improvements in process	# of Paracels or # of allowable units/lots
1. Improved Land - Remnant and non-strategic parcels planned for sale	West Maui	Miscellaneous Non-strategic properties	202	Miscellaneous	Complete	9 parcels
	Upcountry	Miscellaneous Non-strategic properties	0	Miscellaneous	Complete
2. Improved Land - Property in active marketing for sale and/or development	West Maui	Kapalua Resort - Makai	36	Resort mixed-use	Planning	Existing Entitlements allow for up to 769 residential units, 545 hotel units, and commercial space across both project areas.
	West Maui	Kapalua Resort - Central	59	Resort mixed-use	Planning, Permitting
3. Unimproved Land - Property in active planning and improvements	West Maui	Kapalua Resort - Mauka	924	Resort Residential	Planning, Permitting	Existing Entitlements allow for up to 639 single-family homes or lots
	West Maui	Honokeana Homes – State Temporary Housing	50	Agriculture	Design, permitting	Up to 200 single-family lots
	Upcountry	Hali‘imaile Ranch	325	Agriculture	Subdivision Design	Approximately 24 farm lots
	West Maui	Honokeana Farms	1518	Agriculture	Planning	Approximately 250 farm lots across both project areas.
	West Maui	Kapalua Ranch	647	Agriculture	Planning
	Upcountry	Hali‘imaile Farms	758	Agriculture	Planning	Approximately 102 farm lots
	West Maui	Kahana Farms	2738	Agriculture	Planning	Approximately 200 farm lots
	Upcountry	Hali‘imaile Farm Land	348	Agriculture	Planning	TBD
4. Unimproved Land - Property being marketed for long-term lease and ongoing asset management	West Maui	Honolua Farm Land	1744	Agriculture	Asset management	TBD
	West Maui	Honokohau Farm Land	1865	Agriculture	Asset management	TBD
	West Maui	Watershed Conservation Land	10991	Conservation	Asset management	TBD
	West Maui	Waterfront Conservation Land	12	Conservation	Asset management	TBD
	Total Land Portfolio Area (acres)		22,215

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

In the six months ended June 30, 2026, there were no remnant parcel sales, however in 2025, we sold six remnant land parcels for aggregate proceeds of $2.4 million. Additionally, we have executed a (i) $10.0 million purchase agreement with Harvest Church for a 6.5-acre parcel to be used for its Kapalua campus, (ii) $1.2 million purchase agreement with Race A, Randle for a 3-acre parcel to improve as a farm and home, and (iii) $10.0 million purchase agreement with DC Kapalua I Property, LLC for a 8.783-acre parcel and up to 3.5 acres of additional land . We currently expect the closing to occur in 2027, subject to various closing conditions. Funding for soft cost improvements, if not covered by our commercial properties and land leasing cashflow, will likely be provided by remnant non-strategic parcel sales and our revolving line of credit. As we incur infrastructure and other site improvement hard costs on new projects, we expect to fund them primarily through project presale deposits and construction financing.

For the Honokeana Homes State Temporary Housing Project, we have leased approximately 50 acres to the State of Hawaii and are administering the construction of necessary improvements to support temporary housing for individuals and families displaced by the Maui wildfires on August 8, 2023.  The land is leased at no cost for a term of five years, plus the duration of time necessary to construct the temporary homes. The land is a portion of a larger 1,377-acre parcel owned by the Company. The agreement provides the State of Hawaii will fund all costs to complete the project, including approximately $35.5 million to complete the necessary horizontal improvements.  The Company has agreed to administer the construction of the horizontal improvements and, at the State of Hawaii’s election, the subsequent vertical improvements for which costs have not yet been estimated. We will provide these administration services to the State of Hawaii at cost and will not directly profit from these services. After the end of the lease, the State of Hawaii will remove any vertical improvements unless the Company requests that specific improvements remain. As of the date of this Quarterly Report, the project is on hold at the direction of the State of Hawaii, and we have not received an update on the project or an indication as to when the project will resume. As a result of this pause, during the six months ended June 30, 2026, we did not recognize any Honokeana Homes project revenue.

We expect unimproved land identified for long-term leasing and ongoing asset management to be leased or licensed for diversified agricultural, conservation, and cultural uses for at least the next ten years. The Company has leased approximately 2,607 acres to local ranching operators, including 1,026 acres to Ka Ike Ranch and 1,581 acres to Lee Peters, supporting local food production, sustainable ranching practices, and the continued stewardship of agricultural lands.

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

During the six months ended June 30, 2026, we continued to reposition the portfolio to maximize productivity, create new value, and contribute to meeting the needs of Maui’s local businesses and families. This progress was supported by growing deal flow with over $11.0 million in contracted land sales, $12.0 million of new listings, and stronger recurring revenue from commercial leasing and reactivation of underutilized agricultural lands.

Segment Reorganization

As a result of the Company's continuing growth, the Company revised its reportable segments during the first quarter of 2026 to better reflect its business strategy, align its management reporting and increase transparency for investors. Under the revised segment structure, the Company has four operating segments: Land Development and Sales, Commercial Real Estate Leasing, Land Leasing and Management, and Agribusiness Ventures. Segment operating results are regularly reviewed by the Chief Executive Officer, the Company's Chief Operating Decision Maker determined in accordance with applicable accounting guidance. All prior period comparative information has been recast to reflect the revised segment structure. See Note 15 - Reportable Operating Segments, to our condensed consolidated interim financial statements included herein for additional information.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

CONSOLIDATED

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Operating revenues	$3,698	$4,602	$7,097	$10,406
Segment operating costs and expenses	(2,557)	(3,189)	(5,504)	(7,521)
General and administrative	(1,685)	(1,027)	(2,982)	(2,514)
Share-based compensation	(995)	(742)	(1,932)	(2,321)
Depreciation	(257)	(355)	(490)	(541)
Operating loss	(1,796)	(711)	(3,811)	(2,491)
Gain (Loss) on asset disposal	-	-	-	1
Other income	289	349	327	455
Pension and other postretirement expenses	(20)	(582)	(41)	(7,501)
Interest expense	(101)	(55)	(163)	(103)
Net loss	$(1,628)	(999)	$(3,688)	(9,639)

Net loss per Common Share - Basic and Diluted	$(0.08)	$(0.05)	$(0.19)	$(0.49)

LAND DEVELOPMENT AND SALES

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Operating revenues	$235	$1,438	$492	$4,056
Operating costs and expenses	(287)	(1,181)	(624)	(4,119)
Operating income (loss)	$(52)	$257	$(132)	$(63)

Land development and sales operating revenues include the sales of our real estate inventory. The decrease in our Land Development and Sales revenues and expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributed to the absence of construction revenues from the Honokeana Homes Temporary Housing Project during the six months ended June 30, 2026. The project has been on hold by the State of Hawaii, Department of Transportation since April 2025, and we have not been informed whether or when the project may resume.

Consistent with the decline in operating revenues, no construction costs were incurred during the six months ended June 30, 2026, due to the pause in the Honokeana Homes Project. There were no significant real estate development expenditures during this period.

Operating revenues generated during the six months ended June 30, 2026 within the land development and sales segment were derived from the operations of the Kapalua Club and licensing fees associated with our registered trademarks and trade names. The Kapalua Club is a private, non-equity club that provides its members special programs, access and other privileges at certain of the amenities at the Kapalua Resort. These amenities include a 30,000 square foot full-service spa and fitness center, a private pool-side dining beach club, and two 18-hole championship golf courses. The Kapalua Club does not own or operate any resort amenities. The member dues collected are primarily used to pay contracted fees that provide members with access to the spa, beach club and other resort amenities. Revenues and operating costs and expenses associated with operation of the Kapalua Club and licensing fees were comparable for the three months ended June 30, 2026 and 2025. Operating costs and expenses decreased to $0.6 million during the six months ended June 30, 2026, compared with $0.8 million during the six months ended June 30, 2025 primarily due to reductions in amenity fees.

On May 27, 2026, (the "Company"), a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement and Escrow Instructions (the “Purchase Agreement”) with DC Kapalua 1 Property, LLC, a Delaware corporation, (the “Buyer”), pursuant to which the Company agreed to sell to the Buyer certain real property (the “Property”) located in Kapalua, Maui, Hawaii, consisting of (i) 8.783 acres of land (“Lot 2-D”), and (ii) up to 3.5 acres of an adjacent land parcel (the “Additional Land”). The purchase price is $10,000,000 for Lot 2-D, plus an additional cost of $1,138,565 per acre of the Additional Land. The terms of the Purchase Agreement include a 90-day due diligence period (the “Due Diligence Period”) during which time Buyer shall determine whether the Property is suitable for its planned development. Before the end of the Due Diligence Period, Buyer shall notify the Company in writing (the “Acceptance Notice”) of its acceptance of the condition of the Property (the “Acceptance Date”). Following the delivery of the Acceptance Notice, Buyer shall pursue all governmental approvals required for its planned development of the Property. If the required approvals are not secured, either party may terminate the Purchase Agreement. The Purchase Agreement requires Buyer to make customary earnest money deposits to escrow, portions of which become nonrefundable based on the amount of time elapsed from the Acceptance Date. If Buyer terminates the Purchase Agreement or fails to deliver the Acceptance Notice before the Due Diligence Period expires, all deposits will be refunded to Buyer. In addition to the sale of the Property, the Purchase Agreement provides for (i) a non-exclusive license to use certain trademarks held by the Company, (ii) a master lease from the Buyer to Company of new street front retail space in Kapalua Village, and (iii) access to certain amenities provided by Buyer to Kapalua Club members.

COMMERCIAL REAL ESTATE LEASING

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Operating revenues	$1,961	$1,870	$3,916	$3,821
Operating costs and expenses	(907)	(914)	(1,679)	(1,626)
Operating income	$1,054	$956	$2,237	$2,195

Operating revenues from commercial real estate leasing activities for the three and six months ended June 30, 2026, were from commercial and industrial leases within the Company’s three commercial town centers located in Kapalua, Hali’imaile and Alaeloa (Napili). Both operating revenues and expenses were consistent during the three and six months ended June 30, 2026, compared to three and six months ended June 30, 2025.

Certain rental income is contingent upon the sales of tenants exceeding a defined threshold and recognized as a percentage of sales after those thresholds are achieved. As the COVID-19 pandemic waned, visitor traffic to Maui increased and these percentage rents, leasing revenues in general, and land licensing from adventure tourism tenants were returning to pre-pandemic levels until the 2023 Maui wildfires. The wildfires impacted West Maui tourism and reduced percentage rents and licensing revenues for tourism-based tenants. Revenue recognized from percentage rents during the six months ended June 30, 2026, amounted to $1.3 million as compared to $1.2 million during the six months ended June 30, 2025. Tourist traffic has started increasing again post-wildfire, and as a result, it is anticipated that percentage rents will return to pre-wildfire levels in 2026 to 2027.

Our leasing operations face substantial competition from other property owners in Maui and Hawaii.

LAND LEASING AND MANAGEMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Operating revenues	$1,502	$1,294	$2,689	$2,529
Operating costs and expenses	(1,324)	(1,059)	(3,108)	(1,741)
Operating income (loss)	$178	$235	$(419)	$788

Operating revenues from land leasing and management activities increased to $1.5 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025, due to several new agricultural leases. Revenues were comprised of agricultural leases, ground and surface water distribution, and grant revenue from the State of Hawai‘i for conservation management of our Pu‘u Kukui Watershed. Operating revenues were consistent for the six months ended June 30, 2026 and 2025. Although there were new agricultural leases entered into during the six months ended June 30, 2026, surface water revenues were higher for the six months ended June 30, 2025.

The increase in land leasing and management operating costs and expenses of approximately $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and increase of approximately $1.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to land management, conservation, watershed management, and utilities infrastructure costs of operations and administrative expenses.

AGRIBUSINESS VENTURES

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2026	2026	2026	2026
	(in thousands)		(in thousands)

Operating revenues	$-	$-	$-	$-
Operating costs and expenses	(39)	(35)	(93)	(35)
Operating (loss)	$(39)	$(35)	$(93)	$(35)

Agribusiness ventures consists primarily of the Company’s drought resistant agave farm and operations and related agricultural initiatives. While this segment is currently pre‑revenue, it incurs operating and development costs associated with land preparation and cultivation. The Company expects this segment to generate revenues in future periods through the sales of mature agave and potential farm-to-bottle joint venture arrangements. For the six months ended June 30, 2026, the Agribusiness ventures segment recorded operating costs and expenses of $0.1 million, consisting primarily of labor, and agricultural development expenditures. Because very little corresponding activity existed in the prior-year period, a comparative discussion of results is not applicable.

GENERAL AND ADMINISTRATIVE COSTS, SHARE-BASED COMPENSATION

General and administrative costs and share-based compensation for the three months ended June 30, 2026 amounted to $2.7 million, compared to $1.8 million for the three months ended June 30, 2025. General and administrative costs and share-based compensation for the six months ended June 30, 2026 amounted to $4.9 million, compared to $4.8 million for the six months ended June 30, 2025. The increase in general and administrative costs is primarily attributed to seven additional full time hires, and increased audit and internal audit fees and additional marketing and public relations expenses at June 30, 2026 compared to June 30, 2025.

We account for share-based compensation, including grants of restricted shares of common stock and options to purchase common shares, as compensation expense over the respective vesting periods in the consolidated financial statements based on their fair values on the grant dates. The impact of any forfeitures that may occur prior to vesting is estimated and considered in the expense recognized. The decrease in share-based compensation expenses for the six months ended June 30, 2026 was primarily attributable to lower non-cash stock compensation costs related to stock options issued to our directors and the Chief Executive Officer. Beginning in 2025, the Compensation Committee eliminated the use of options and replaced them with restricted stock grants. This change provides more predictable value to directors and executives while maintaining alignment with shareholders and reduces the number of underlying shares used to compensate our directors and executive officers and the related compensation expense.

OTHER INCOME

Other income of $0.3 million and $0.5 million was earned during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, other income was primarily due to a return of the overpayment of pension contributions made in 2025. During the six months ended June 30, 2025 other income was primarily due to the COVID-19 Employee Retention Credit refund.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our cash and cash equivalents were $3.3 million and $5.3 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, we had $16.5 million of available credit under a revolving line of credit facility with First Hawaiian Bank (the “Bank”) (the “Credit Facility”). On December 22, 2025, we executed a Sixth Loan Modification Agreement and Third Amended and Restated Credit Agreement with the Bank (collectively the “Agreements”) increasing the credit limit from $15.0 million to $25.0 million and extending the maturity date of the Credit Facility to December 31, 2030. The Agreements provide revolving or term loan borrowing options. Interest on revolving borrowing is calculated based on the Bank’s prime rate minus 1.125 percentage points. Interest on term loan borrowing is fixed at the Bank’s commercial loan rates with interest rate swap options available. We have pledged approximately 30,000 square feet of commercial leased space in the Kapalua Resort as collateral for the Credit Facility. Net proceeds from the sale of any collateral are required to be repaid toward outstanding borrowings and will permanently reduce the Credit Facility’s revolving commitment amount. There are no commitment fees on the unused portion of the Credit Facility. The terms of the Credit Facility include various representations, warranties, affirmative, negative, and financial covenants and events of default customary for financings of this type. Financial covenants include a minimum liquidity (as defined) of $2.0 million, a maximum of $45.0 million in total liabilities, and a limitation on new indebtedness.

We received a covenant waiver from the bank for the six months ended June 30, 2026.

Cash Flows

Net cash used by our operating activities for the six months ended June 30, 2026, was $2.4 million compared to $0.7 million for the six months ended June 30, 2025.

There was land development revenue during the six months ended June 30, 2025, in the amount of $3.2 million that was attributed to the Honokeana Homes project, however, there was no such revenue during the six months ended June 30, 2026.

Other income of $0.3 million and $0.5 million was earned during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, other income was primarily attributable to a refund of excess pension contributions made in 2025. During the six months ended June 30, 2025, other income was primarily due to the COVID-19 Employee Retention Credit refund.

The outstanding balance of our Credit Facility was $8,500,000 at June 30, 2026.

Capital Resources

Our business initiatives include investing in our operating infrastructure and continued planning and entitlement efforts on our development projects. At times, this may require borrowing under our Credit Facility or other indebtedness, repayment of which may be dependent on selling of our real estate assets at acceptable prices in condensed timeframes. We believe our cash and investment balances, cash provided from ongoing operating activities, and available borrowings under our Credit Facility will provide sufficient liquidity to enable us to meet our working capital requirements, contractual obligations, and timely service our debt obligations for the next twelve months and the foreseeable longer term.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the fiscal quarter covered by this report. Based upon the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f)) during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 10 - Commitments and Contingencies, to our condensed consolidated interim financial statements included in this Quarterly Report.

Item 1A.	RISK FACTORS

Potential risks and uncertainties include, among other things, those factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers should carefully review those risks and the risks and uncertainties disclosed in other documents we file from time to time with the SEC. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. During the six months ended June 30, 2026, there were no material changes to the risks and uncertainties described in Part I, Item 1A., “Risk Factors,” of our Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	MINE SAFETY DISCLOSURES

None.

Item 5	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.11*#	Purchase and Sale Agreement and Escrow Instructions, dated May 27, 2026, by and between Maui Land and Pineapple Company, Inc. and DC Kapalua 1 Property, LLC.

10.12*	Offer Letter dated, may 27, 2026, by and between Maui Land & Pineapple Company, Inc. and Ryan Panopio.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page In Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#

Portions of this exhibit have been redacted and schedules and certain exhibits have been omitted in accordance with Items 601(b)(2) and 6.01(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit and to furnish supplementally any omitted schedules and exhibits to the Securities and Exchange Commission (the “SEC”) upon its request.

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

MAUI LAND & PINEAPPLE COMPANY, INC.

August 14, 2026	/s/ WADE K. KODAMA
Date	Wade K. Kodama
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)